Form 10-K
period 1993-12-31
SCANA CORP
filed 1994-03-09
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                                                WASHINGTON, DC  20549



                                                             FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

           For the fiscal year ended   December 31, 1993


                                             OR

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from             to


                              Commission File Number 1-8809

                                    SCANA CORPORATION
                    (Exact name of registrant as specified in its charter)

                  SOUTH CAROLINA                             57-0784499
          (State or other jurisdiction of                  (IRS employer
           incorporation or organization)                  identification no.)

1426 MAIN STREET,  COLUMBIA, SOUTH CAROLINA                    29201
(Address of principal executive offices)                     (Zip code)

Registrant's telephone number, including area code     (803) 748-3000

Securities registered pursuant to 12(b) of the Act:


Title of each class                Name of each exchange on which registered

Common Stock, without par value            New York Stock Exchange



Securities registered pursuant to 12(g) of the Act:

                                                     None
                                                (Title of class)

    Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days. Yes   x     No

    Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

        Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,150,844,925 at February 28, 1994 based on the closing price of the Common Stock on such date, as reported by the New York Stock Exchange composite tape in The Wall Street Journal.


   APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
        PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

Yes       No


         (APPLICABLE ONLY TO CORPORATE REGISTRANTS)

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date.

     The  total  number  of  shares  of  the  registrant's
Common Stock, no par value, outstanding at February 28, 1994 was 46,884,903.

            DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1980).

(1) Specified sections of the Registrant's 1994 Proxy Statement, dated March 22, 1994, in connection with its 1994 Annual
     Meeting of Stockholders, are incorporated by reference in
     Part III hereof.

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    20

     Item 3.  Legal Proceedings ...................................    23

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    23

     Corporate Structure...........................................    24

     Executive Officers of the Registrant..........................    25

PART II

     Item 5.  Market for Registrant's Common Stock
               and Related Security Holder Matters ................    26

     Item 6.  Selected Financial Data .............................    27

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations.......    29

     Item 8.  Financial Statements and Supplementary Data .........    38

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .............    72

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    72

     Item 11. Executive Compensation ..............................    72

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    72

     Item 13. Certain Relationships and Related Transactions ......    72

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    73

SIGNATURES.........................................................    74

                                 DEFINITIONS

The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... SCANA Corporation and its subsidiaries
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... 1 million BTUs
Development Corporation..... SCANA Development Corporation
DHEC........................ South Carolina Department of Health and
                              Environmental Control
DOE......................... United States Department of Energy
DRP......................... SCANA Corporation Dividend Reinvestment and Stock
                                 Purchase Plan
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc.
GENCO....................... South Carolina Generating Company, Inc.
Hydrocarbons.................SCANA Hydrocarbons, Inc.
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
Peoples..................... Peoples Natural Gas Company of South Carolina
Petroleum Resources......... SCANA Petroleum Resources, Inc.
Pipeline Corporation........ South Carolina Pipeline Corporation
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935
SCANA....................... SCANA Corporation, the parent company
SCE&G....................... South Carolina Electric & Gas Company
SEC......................... United States Securities and Exchange
                              Commission
Southern Natural............ Southern Natural Gas Company
SPSP........................ SCANA Corporation Stock Purchase-Savings Plan
Suburban.................... Suburban Propane Group, Inc.
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipe Line Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams coal-fired, electric generating station owned by GENCO

                              PART I

ITEM 1.  BUSINESS

                            THE COMPANY

ORGANIZATION

     SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984 and is a public utility holding company within the meaning of PUHCA but is presently exempt from registration under such Act (see Regulation). SCANA has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number
(803) 748-3000. SCANA holds all the capital stock of each of its subsidiaries except for the Preferred Stock of SCE&G and the capital stock of SCANA's indirect, wholly owned subsidiaries which are not material individually or in the aggregate. SCANA and its subsidiaries had 4,788 full-time, permanent employees as of December 31, 1993 as compared to 4,849 full-time, permanent employees as of December 31, 1992.

SEGMENTS OF BUSINESS

     SCANA neither owns nor operates any physical properties. It currently has 11 direct, wholly owned subsidiaries which are engaged in the functionally distinct operations described below.

Regulated Utilities

     The Company's principal subsidiary, SCE&G, is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. SCE&G also renders urban bus service in the metropolitan areas of Columbia and Charleston, South Carolina. SCE&G's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to its use for heating requirements.

     SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 29 of the 46 counties in South Carolina and covers more than 19,000 square miles. Total estimated population of counties representing the combined service area is approximately 2.3 million.

     The predominant industries in the territories served by SCE&G include: synthetic fibers; chemicals and allied products; fiberglass and fiberglass products; paper and wood products; metal fabrication; stone, clay and sand mining and processing; and various textile-related products.

     GENCO owns and operates Williams Station and sells electricity solely to SCE&G. Fuel Company acquires, owns and provides financing for SCE&G's nuclear and fossil fuel requirements.

     Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 39 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles.

Nonregulated Businesses

     Petroleum Resources owns and operates oil and gas producing properties with net proven reserves in 16 states and Federal waters offshore Texas and Louisiana.

     Hydrocarbons markets natural gas and light hydrocarbons. It also owns and operates an 80 million gallon underground propane storage cavern near York, South Carolina and a 62 mile, six-inch propane pipeline that connects the cavern facility with Dixie Pipeline Company near Bethune, South Carolina. The cavern leases storage space to industries, utilities and propane suppliers. Hydrocarbons also owns and operates the Wilburton Gathering System in Oklahoma.

     Suburban purchases, delivers and sells propane.  In 1993
Suburban sold approximately 20 million gallons of propane and had approximately 31,400 residential, commercial and industrial customers at year end.

     MPX Systems, Inc. is involved in telecommunication related ventures providing fiber optic telecommunications, video conferencing and specialized mobile radio services. Having installed over 600 miles of fiber optic cable in South Carolina, Georgia and Alabama, the company has recently turned its efforts toward video conferencing and the establishment of a Specialized Mobile Radio system in South Carolina. Both new ventures capitalize on the fiber infrastructure in place and provide for expansion of the network.

     Development Corporation is engaged in the development, management and sale of real estate. In January 1994 SCANA signed an agreement to sell in 1994 substantially all of the real estate assets of Development Corporation to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. On March 4, 1994 the Company and Liberty amended the agreement regarding the sale. Under the terms of the amended agreement certain projects currently under construction will be excluded from the transaction and the sales price will be $49.6 million. All of the sales price will be received at the time of closing. The transaction will not have a material impact on the Company's financial position or results of operation.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

     SCANA Capital Resources, Inc. has provided equity capital for diversified investments.

     Information with respect to major segments of business for the years ended December 31, 1993, 1992 and 1991 is contained in
Note 11 of the Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

          CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate relief.

     As discussed in Note 2A of Notes to Consolidated Financial Statements, on June 7, 1993 the PSC issued an order granting SCE&G a 7.4% annual increase in retail electric rates to be implemented in two phases of $42.0 million annually effective June 1993 and $18.5 million annually effective June 1994, based on a test year.

    During 1994 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 38% excluding dividends), sales of additional shares of common stock including sales pursuant to the DRP and SPSP, and the issuance and sale of debt securities. Short-term liquidity is expected to be provided by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's estimates of its cash requirements for construction (excluding potential oil and gas investments) and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1994 and the four-year period 1995-1998 as now scheduled are as follows:


Type of Facilities                               1994           1995-1998
                                                  (Thousands of Dollars)
South Carolina Electric & Gas Company:
  Electric Plant:
     Generation . . . . . . . . . . . . . .    $245,037       $  539,180
     Transmission . . . . . . . . . . . . .      21,230           94,177
     Distribution . . . . . . . . . . . . .      58,178          295,523
     Other. . . . . . . . . . . . . . . . .      12,815           42,975
  Nuclear Fuel. . . . . . . . . . . . . . .      28,064           84,770
  Gas . . . . . . . . . . . . . . . . . . .      15,814           62,276
  Transit . . . . . . . . . . . . . . . . .         422              749
  Common  . . . . . . . . . . . . . . . . .      30,650           54,715
  Nonutility  . . . . . . . . . . . . . . .         139              545
    Total . . . . . . . . . . . . . . . . .     412,349        1,174,910
Other Companies Combined. . . . . . . . . .     121,725          416,523
                Total . . . . . . . . . . .    $534,074       $1,591,433

     The above estimates exclude AFC.


Construction

     The Company's cost estimates for its construction program for the periods 1994 and 1995-1998 shown in the above table include costs of the projects described below.

     SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 with commercial operation expected in late 1995 or early 1996. The estimated price of the Cope plant, excluding financing costs and AFC but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with SCE&G's system are expected to cost $26 million.

     The steam generators at Summer Station will be replaced during the 1994 regularly scheduled refueling outage. In January 1994 SCE&G, acting on behalf of itself and the PSA (as co-owners of the 885 Megawatt Summer Station), reached a settlement with Westinghouse Electric Corporation (Westinghouse) resolving a dispute involving steam generators provide by Westinghouse to Summer Station which are defective in design, workmanship and
materials.   Terms of the settlement are confidential by
agreement of the parties and order of the court. SCE&G had filed an action in May 1990 against Westinghouse in the U. S. District Court for South Carolina; an order dismissing this suit was issued on January 12, 1994.

     Pipeline Corporation completed construction in 1993 of an LNG facility near Sally, South Carolina at a price of $23.5 million. The facility will store up to 900,000 MCF of LNG.

     During 1993 SCE&G and GENCO expended approximately $24 million as part of a program to extend the operating lives of certain generating facilities. Additional improvements to be made under the program during 1994 are estimated to cost approximately $22 million.

Additional Capital Requirements

     In addition to the Company's capital requirements for 1994 described above, $25.6 million will be required for refunding and retiring outstanding securities and obligations. For the years 1995-1998, the Company has an aggregate of $255.8 million of long-term debt maturing (including approximately $43.9 million for sinking fund requirements, of which $43.5 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.9 million of purchase or sinking fund requirements for preferred stock.

     Actual 1994 expenditures may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

Financing Program

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. In 1993 the Company issued $60 million of such medium-term notes. The proceeds from the sales of these securities were used for the funding of nonutility subsidiary activities. At December 31, 1993 the Company had available for issuance $67.6 million under this program.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage) contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 15 months prior to the month of issuance is at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1993 the Bond Ratio was 3.70. The issuance of additional Class A Bonds is restricted also to an additional principal amount equal to 60% of unfunded net property additions (which unfunded property additions totaled approximately $219.9 million at December 31, 1993), Class A Bonds issued on the basis of retirements of Class A Bonds (which retirement credits totaled $10.9 million at December 31, 1993) and Class A Bonds issued on the basis of cash on deposit with the Trustee.

     SCE&G has placed a new bond indenture (New Mortgage) dated April 1, 1993 on substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are expected to be issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage, which have been deposited with the Trustee of the New Mortgage (of which $157 million were available for such purpose at December 31, 1993), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1993 the New Bond Ratio was 5.0.

     On April 29, 1993 the Securities and Exchange Commission
(SEC) declared effective a registration statement for the issuance of up to $700 million of New Bonds by SCE&G. The following series, aggregating $600 million, have been issued under such registration statement:

   On June 9, 1993, $100 million, 7 5/8% Series due June 1, 2023 to repay short-term borrowings in a like amount.

   On July 1, 1993, $100 million, 6% Series due June 15, 2000, and $150 million, 7 1/8% Series due June 15, 2013, and on July 20, 1993, $150 million, 7 1/2% Series due June 15, 2023, to redeem, on July 20, 1993, $382,035,000 of First and
   Refunding Mortgage Bonds maturing between 1999 and 2017 and bearing interest at rates between 8% and 9 7/8% per annum.

   On December 20, 1993, $100 million, 6 1/4% Series due December
   15, 2003 to repay short-term borrowings in a like amount.

The following additional financing transactions have occurred since December 31, 1992:

   On January 15, 1993 the Company closed on an unsecured bank loan in the principal amount of $60 million, due January 14, 1994, and used the proceeds to pay off a loan in a like amount. The interest rate is the three month LIBOR plus 30 basis points and is reset quarterly. On January 14, 1994 the Company refinanced the loan with unsecured bank loans totaling $60 million, due January 13, 1995 at interest rates between 3.875% and 3.89%.

   On April 15, 1993 the Company arranged for a $15 million term loan, due April 14, 1994, to repay short-term borrowings in a like amount. The interest rate is the three month LIBOR plus
   16 basis points and is reset quarterly.

   On June 1, 1993 SCE&G redeemed the following amounts of First and Refunding Mortgage Bonds: $35 million, 10 1/8% Series due
   2009 and $13 million, 9 7/8% Series due 2009.

   On June 2, 1993 the Company entered into a $123 million 90-day bank loan (90-day bank loan) to finance the acquisition by Petroleum Resources of approximately 125 billion cubic feet equivalent of natural gas reserves through the purchase of NICOR Exploration and Production Co.

   On July 1, 1993 the Company issued $60 million of medium-term notes bearing interest at the following rates and maturing on the following dates in the following amounts: $20 million, 5.76%, due July 1, 1998; $20 million, 6.15%, due July 3, 2000;
   $20 million, 6.51%, due July 1, 2003. The proceeds were used to repay a portion of the 90-day bank loan discussed above.

   In early August 1993 the Company issued 1,467,000 shares of common stock with net proceeds totalling $69,345,090. The proceeds were used to repay the remainder of the 90-day bank loan discussed above and for general corporate purposes.

   On September 30, 1993 Pipeline Corporation sold unsecured promissory notes totalling $25 million, 6.72% due September
   30, 2013. The proceeds were used to repay short-term borrowings in a like amount.

     Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10% of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; provided, however, that no such consent shall be required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term in-debtedness. The FERC has authorized SCE&G to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less but not later than December 31, 1995. GENCO has not sought such authorization.

     The Company had $175.0 million authorized lines of credit and had unused lines of credit of $148.0 million at December 31, 1993.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance is at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1993 the Preferred Stock Ratio was 2.52.

     On October 12, 1993 the Company registered with the SEC
2,000,000 additional shares of the Company's common stock to be issued and sold under the DRP.

     During 1993 the Company issued 529,954 shares of the Company's common stock under the DRP. In addition, the Company issued 705,498 shares of its common stock pursuant to its SPSP. The Company has authorized and reserved for issuance, and registered under effective registration statements, 2,065,824 and 872,420 shares of common stock pursuant to the DRP and the SPSP, respectively.

     In January 1994 SCANA signed an agreement to sell in 1994 substantially all of the real estate assets of Development Corporation to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. On March 4, 1994 the Company and Liberty amended the agreement regarding the sale. Under the terms of the amended agreement certain projects currently under construction will be excluded from the transaction and the sales price will be $49.6 million. All of the sales price will be received at the time of closing. The net proceeds from the sale will be used to retire Development Corporation's debt and for general corporate purposes, including the funding of other nonutility subsidiaries' business activities. The transaction will not have a material impact on the Company's financial position or results of operations.

     The ratio of earnings to fixed charges (SEC method) was 3.41, 2.79, 3.24, 4.07 and 2.93 for the years ended December 31,
1993, 1992, 1991, 1990 and 1989 respectively.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements.

Fuel Financing Agreements

     SCE&G has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuel. To finance nuclear and fossil fuel inventories, Fuel Company issues, from time to time, its promissory notes with maturities of less than 270 days (Commercial Paper). The issuance of Commercial Paper is supported by an irrevocable revolving credit agreement which expires July 31, 1996 and is guaranteed by SCE&G. Accordingly, the amounts outstanding have been included in long-term debt.
The credit agreement provides for a maximum amount of $75 million that may be outstanding at any time.

     At December 31, 1993 Commercial Paper outstanding for nuclear and fossil fuel inventories was approximately $36.8 million at a weighted average interest rate of 3.47%.

                       ELECTRIC OPERATIONS

Electric Sales

     In 1993 residential sales of electricity accounted for 43% of electric sales revenues; commercial sales 29%; industrial sales 21%; sales for resale 4%; and all other 3%. KWH sales by classification for the years ended December 31, 1993 and 1992 are presented below:




                                              Sales
                                               KWH                        %
Classification                        1993              1992           Change
                                            (thousands)

Residential                        5,650,753         5,155,886          9.60
Commercial                         4,835,492         4,531,683          6.70
Industrial                         4,887,121         4,684,012          4.34
Sale for resale                    1,005,968           946,357          6.30
Other                                500,937           476,064          5.22
  Total Territorial               16,880,271        15,794,002          6.88
Interchange                          198,059            77,046        157.07
  Total                           17,078,330        15,871,048          7.61

     SCE&G furnishes electricity for resale to three municipalities, three investor-owned utilities, two electric cooperatives and one public power authority. Such sales for resale accounted for 4% of SCE&G's total electric sales revenues in 1993.

     An increase of 6,974 electric customers to 468,874 total customers contributed to in an all-time peak demand record of 3,557 MW on July 29, 1993. The previous years' record of 3,380
MW was set July 13, 1992.

Electric Interconnections

     SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portion of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and PSA are members of the Virginia-Carolinas Reliability Group, one of the several geographic divisions within the Southeastern Electric Reliability Council which provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and Southeastern Power Administration's Clark Hill Project.

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels
(including oil and natural gas) used by the Company for the years
1991-1993.


                                 1991            1992            1993
Nuclear:
  Per million BTU               $  .57          $  .52          $  .47
Coal:
  Per ton                       $41.78          $40.45          $40.48
  Per million BTU                 1.63            1.57            1.57
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.38          $ 1.27          $ 1.33



     The fuel costs shown above exclude the effects of a PSC approved offsetting of fuel costs through the application of credits carried on SCE&G's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of total KWH generation by each category of fuel for the years 1991-1993 and the estimates for 1994 and 1995.

                                      Percent of Total KWH Generated
                                         Actual              Estimated
                               1991      1992     1993     1994     1995

Coal                            68%       65%      72%      77%      69%
Nuclear                         21        29       22       17       26
Hydro                            5         5        5        5        5
Natural Gas & Oil                6         1        1        1        -
                               100%      100%     100%     100%     100%


     Coal is currently used at all four of SCE&G's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1993 SCE&G had approximately a 73-day supply of coal in inventory and GENCO had approximately a 56-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent the following percentages of estimated requirements for 1994 (approximately 5.3 million tons) and expire at the dates indicated (giving effect to the Company's potential to exercise renewal options):

                            Range of % of      Final
No. of Tons    % of 1994   Sulfur Content    Expiration   Renegotiation
 Per Year     Requirement   per Contract      Date (1)       Date (1)

   966,664        18.2       up to 1.55      02/28/2001     02/28/1995
   360,000         6.8        1.00-1.80      12/31/2002     12/31/1996
   134,000         2.5        1.10-2.00      03/31/1996     03/31/1994
   120,000         2.3        1.10-1.60      04/30/1996     04/30/1994
   972,000        18.3       up to 1.50      12/31/2002     12/31/1996
   192,832         3.6        0.80-1.50      06/30/2000     06/30/1994
 2,745,496        51.7

(1) Contract extensions beyond the stated renegotiation date to the final expiration date are subject to mutual agreement on price, terms, quantity and quality.

     All of the above contracts, except the contracts expiring in March 1994 and April 1994 which have firm prices, are subject to periodic price adjustments based on changes in indices published by the U. S. Department of Labor.

     Coal purchased in December 1993 had an average sulfur content of 1.17%, which permitted SCE&G and GENCO to comply with existing environmental regulations. The Company believes that SCE&G's and GENCO's operations are in substantial compliance with all existing regulations relating to the discharge of sulfur dioxide. The Company has not been advised by officials of DHEC that any more stringent sulfur content requirements for existing plants are contemplated. However, the Company will be required to meet the more stringent emissions standards established by the Clean Air Act (see "Environmental Control Matters").

     SCE&G currently has adequate supplies of uranium under contract to manufacture nuclear fuel for Summer Station through 1996. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

  Commitment                 Contractor        Regions(1)       Term

Uranium                    NUEXCO Trading
                            Corporation            11           1994
Uranium                    Energy Resources
                            of Australia          9-13        1990-1996
Uranium                    Everest Minerals       9-13        1990-1996
Conversion                 Sequoyah Fuel Corp.    8-12        1989-1995
Enrichment                 DOE                     (2)        Through 2022
Fabrication                Westinghouse           1-21        1982-2009
Reprocessing               None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 10 was loaded in 1993 and region no. 11 will be loaded in 1994.

(2) The contract with the DOE is a "requirements" type contract whereby the DOE supplies total enrichment requirements for the unit through the year 2022, as specified by its then current schedule.

     SCE&G has on-site spent fuel storage capability until at least 2008 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. In addition, there is sufficient on-site storage capacity over the life of Summer Station to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary for any reason. (See "Nuclear Fuel Disposal" under "Environmental Control Matters" for information regarding the contract with the DOE for disposal of spent fuel.)

                       GAS OPERATIONS

Gas Sales

     In 1993 residential sales accounted for 13% of gas sales revenues; commercial sales 9%; industrial sales 30%; sales for resale 19% and transportation gas 29%. Dekatherm sales by classification for the years ended December 31, 1993 and 1992 are presented below:


                                        SALES
                                      DEKATHERMS                    %
CLASSIFICATION                  1993              1992            CHANGE

Residential                   12,651,000        11,847,723         6.8
Commercial                     9,611,556         9,729,723        (1.2)
Industrial                    30,335,059        33,157,246        (8.5)
Sale for resale               19,144,130        21,437,448       (10.7)
Transportation gas            29,542,805        25,720,633        14.9
    Total                    101,284,550       101,892,773        (0.6)


    During 1993 the Company added 3,853 customers, increasing its total customers to 234,736.

     The demand for gas is affected by conservation, the weather, the price relationship between gas and alternative fuels and other factors.

     The deregulation of natural gas prices at the wellhead which took place on January 1, 1985, and the changes in the prices of natural gas that have occurred under Federal regulation have resulted in the development of a spot market for natural gas in the producing areas of the country. Pipeline Corporation has been successful in purchasing lower cost natural gas in the spot market and arranging for its transportation to South Carolina. Pipeline Corporation has also negotiated contracts with certain direct and indirect industrial customers for the transportation of natural gas that the industrial customers purchase directly from suppliers.

    On April 8, 1992, the FERC promulgated its Order No. 636, which is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas supplies whether the customer purchases gas from the pipeline or another supplier. Both of Pipeline Corporation's interstate suppliers initiated transportation services in compliance with FERC Order No. 636 on November 1, 1993. The Company's gas subsidiaries are positioned for the related market changes arising from this order. Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility service, including transportation services, for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Hydrocarbons acquires and sells natural gas in the newly deregulated markets. Petroleum Resources owns natural gas reserves that supply natural gas for the interstate markets. Neither Hydrocarbons nor Petroleum Resources supply natural gas to any affiliate for use in providing regulated gas utility services.

     To reduce dependence on imported oil, NEPA imposes purchase requirements for alternate fuel vehicles for federal, state, municipal and private fleets which increase over a period of years. The Company expects these requirements for alternate fuel vehicles to develop business opportunities for the sale of compressed natural gas as fuel for vehicles, but it cannot predict the extent of this new market.

Expansion

     SCANA and Sonat, Inc., parent company of Southern Natural, are evaluating the potential market to determine the feasibility of providing natural gas transportation service to North
Carolina.

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers, brokers and interstate pipelines. The gas is brought to South Carolina through contracts with both Southern Natural and Transco. The volume of gas which Pipeline Corporation is entitled to transport through these contracts is shown below:

                                                Maximum Daily
            Supplier                   Contract Demand Capacity (MCF)

            Southern Natural Firm Transportation   160,000
            Transco Firm Transportation             29,900
               Total                               189,900

     A liquid natural gas storage facility was completed in 1993 and has been used and useful in providing supplemental supplies to meet firm system requirements this winter season. No difficulty in obtaining natural gas is anticipated.

     During 1993 the average cost per MCF of natural gas purchased for resale, including spot market purchases, was approximately $2.68 compared to approximately $2.51 during 1992.

     To meet the requirements of its high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG storage tanks are capable of storing the liquefied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,450,000 MCF were in storage at December 31, 1993. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,398,035 MCF of natural gas storage space on December 31, 1993, of which 4,880,484 MCF were in storage at such date. Propane air peak shaving facilities located in the Company's service area can supply an additional 137,400 MCF per day.

     The Company believes that current supplies under contract and spot market purchases of natural gas are adequate to meet existing customer demands for service and to accommodate growth.


Curtailment Plans

     The FERC has established allocation priorities applicable to firm and interruptible capacities on interstate pipeline companies to their customers which require Southern Natural and Transco to allocate capacity to Pipeline Corporation.

     The FERC allocation priorities are not applicable to deliveries by Pipeline Corporation to its customers, which are governed by a separate curtailment plan approved by the PSC.

Gas Reserves

     Petroleum Resources is actively involved in oil and natural gas development and production activities. It currently own and operates oil and gas production properties with net proven reserves in Texas, Louisiana, Mississippi, Oklahoma, California, Arkansas, Nebraska, Colorado, Kansas, Montana, North Dakota, Michigan, Illinois, New Mexico, Alabama, Wyoming and Federal waters offshore Texas and Louisiana.

Gas Marketing

     Hydrocarbons markets natural gas as well as other light hydrocarbons.

Propane Operations

     Suburban purchases, delivers and sells propane.  In 1993
Suburban sold approximately 20 million gallons of propane and had approximately 31,400 residential, commercial and industrial customers at year end.

     Hydrocarbons owns and operates an 80 million gallon under-ground propane storage facility that leases storage space to industrial companies, utilities and others. It also owns and operates a 62 mile propane pipeline connected to the Dixie Pipeline System which traverses central South Carolina. Hydrocarbons also owns and operates the Wilburton Gathering System in Oklahoma.

                          REGULATION
General

      SCANA is a public utility holding company within the meaning of PUHCA, but is exempt under Section 3(a)(1) of PUHCA, from regulation by the SEC as a registered holding company, unless and until the SEC shall otherwise order, except for
Section 9(a)(2) thereof prohibiting the acquisition of securities of other public utilities without a prior order of the SEC.

     SCE&G is subject to the jurisdiction of the PSC as to retail electric, gas and transit rates, service, accounting, issuance of securities (other than short-term promissory notes) and other matters.

National Energy Policy Act of 1992

     Congress has passed NEPA, the principal thrust of which is to create a more competitive wholesale power supply market by creating "exempt wholesale generators" (EWGs) designated by the FERC, which are independent power producers (IPPs) whose owners will not become holding companies under PUHCA. Upon application of a wholesaler of electric energy, the FERC may order any electric utility that owns transmission facilities used for wholesale sales of electric energy to provide transmission service (including any enlargement of transmission capacity needed to provide the service) to the applicant. Charges for transmission service must be "just and reasonable" and a utility is entitled to recover "all legitimate, verifiable economic costs" incurred in connection with any transmission service so ordered. The FERC may not order such service where it (1) would "unreasonably impair the continued reliability of electric wheeling" judged by reference to "consistently applied regional or national reliability standards, guidelines or criteria;" (2) would result in "retail wheeling;" or (3) would conflict with state laws governing retail marketing areas of electric utilities. Electric utilities, including exempt and non-exempt holding companies, may own and operate EWGs subject to advance approval by state utility commissions, which are given access to books and records of the EWG and its affiliates to the extent that such a commission requires access to perform its regulatory duties. It allows both registered and exempt utility holding companies to acquire interests in foreign utility companies engaged in the generation, transmission or distribution of electricity or the retail distribution of gas, where a state commission has certified that it has the ability to protect the utility's retail ratepayers against adverse investments in foreign utilities by affiliates of public utilities that such commissions regulate. State Commissions must consider rate making changes and other regulatory reform to ensure that electric utilities' investments in energy efficiency and demand side management programs are at least as profitable as investing in new generating capacity. FERC has issued a Notice of Proposed Rule Making to develop regulations under NEPA concerning EWGs and electric transmission service.

     NEPA also has provisions concerning nuclear power, alternate fuel vehicles, minimum efficiency standards, integrated resource planning, demand side management incentives, a variety of energy research projects relating to environmental measures, electric and magnetic fields, hydroelectric projects, and global warming. It authorizes one step licensing for nuclear power plants and requires EPA to issue standards for the Yucca Mountain repository site for nuclear waste (see "Nuclear Fuel Disposal" under "Environmental Control Matters"). To reduce dependence on imported oil, NEPA imposes purchase requirements for alternate fuel vehicles for federal, state, municipal and private fleets which increase over a period of years (see "Gas Operations").

     In the opinion of the Company, it will be able to meet successfully the challenges of an altered business climate for electric and gas utilities and natural gas businesses. Neither the application of NEPA or FERC Order No. 636 to it and its subsidiaries, nor the development of an EWG industry, new markets and obligations for transmission services for wholesale sales of electricity, nor deregulated interstate natural gas markets is expected to have a material adverse impact on the results of its operations, its financial position or its business prospects.

Federal Energy Regulatory Commission

     SCE&G and GENCO are subject to regulatory jurisdiction under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes.

     SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows: Neal Shoals (5,000 KW capability) and Stevens Creek (9,000 KW capability) 1993; Columbia (10,000 KW capability) 2000; Saluda Project (206,000 KW capability) 2007; and Parr Shoals (14,000 KW capability) and Fairfield Pumped Storage Project (512,000 KW capability) 2020. Pursuant to the provisions of the Federal Power Act as amended by the Electric Consumers Protection Act of 1986, applications for new licenses for Neal Shoals and Stevens Creek were filed with the FERC on December 30, 1991. No competing applications were filed. The Neal Shoals license application was accepted for filing by the FERC on September 30, 1992 and the Stevens Creek application was accepted September 15, 1993. FERC has issued Notices of Authorization for Continued Project Operation for both projects until FERC has acted on SCE&G's applications for new licenses. FERC has announced its intentions to perform a Multiple-project Environmental Assessment for Neal Shoals, and a Multiple-project Environmental Impact Statement for Stevens Creek.

     At the termination of a license under the Federal Power Act, the United States Government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the United States takes over a project or the FERC issues a license to another applicant, the original licensee shall be paid its net investment in the project (not to exceed fair value) plus severance damages.
Nuclear Regulatory Commission

     SCE&G is subject to regulation by the NRC with respect to the ownership and operation of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. The NRC conducts semiannual reviews that identify plants that have demonstrated an excellent level of safety performance. Summer Station was recognized in both 1993 reviews as one of the top nuclear plants in the country.

     In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

                         RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1990 - 1993 based on test years:

                                  REQUESTED                           GRANTED

                Date of
General Rate  Application/   Amount    % Increase   Date of    Amount    % of Increase
Applications    Hearing    (Millions)   Requested    Order   (Millions)     Granted


PSC
 Electric
  Retail        01/03/89     $ 27.2       3.7%      07/03/89   $ 18.2*       67%*
  Retail        12/07/92     $ 72.0**    11.4%      06/07/93   $ 60.5        84%

 Transit
  Fares         03/12/92     $  1.7      42.0%      09/14/92   $  1.0        59%

*Reflects a rate reduction of $3.7 million on January 4, 1993 (see discussion below) and excludes impact of rate reduction of $7.7 million on January 3, 1990 which corresponds to $7.7 million reduction in cost-of-
service resulting from NRC approval of extension of Summer Station's operating life to 40 years.

**As modified.


     On June 7, 1993 the PSC issued an order on the Company's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually based on a test year. These rates are to be implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year.
The Company's request, as modified, had proposed a return on equity of 12.05% and had projected annual increases of $53.0 million and $19.0 million for phases one and two, respectively.

    On September 14, 1992 the PSC issued an order granting SCE&G a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect on October 5, 1992. SCE&G has appealed the PSC's order to the Circuit Court. During oral arguments in February 1994 the Circuit Court retained jurisdiction and remanded the decision to the PSC for the limited purpose of answering questions concerning the applicable regulatory principles used by the PSC in determining these transit rates.

    Since November 1, 1991 SCE&G's gas rate schedules for its residential, small commercial and small industrial customers have included a weather normalization adjustment (WNA). The WNA minimizes fluctuations in gas revenues due to abnormal weather conditions and has been approved through November 1994 subject to
an annual review by the PSC.   The PSC order was based on a
return on common equity of 12.25%. The WNA became effective the first billing cycle in December 1991.

    In May 1989 the PSC approved a volumetric and direct billing method for Pipeline Corporation to recover take-or-pay costs incurred from its interstate pipeline suppliers pursuant to FERC-approved final and non-appealable settlements. In December 1992 the Supreme Court approved Pipeline Corporation's full recovery of the take-or-pay charges imposed by its suppliers and treatment of these charges as a cost of gas. However, the Supreme Court declared the PSC-approved "purchase deficiency" methodology for recovery of these costs to be unlawful retroactive ratemaking and remanded the docket to the PSC to reconsider its recovery methodology. The Company believes that the elimination of the purchase deficiency method of recovery will affect the timing for recovery of take-or-pay charges and shift the allocations among Pipeline Corporation's customers (including SCE&G) but that all such charges should be ultimately recovered. The case has been remitted to the PSC by the Supreme Court and the Company anticipates the PSC will issue an Order authorizing full recovery of incurred take-or-pay costs on a prospective volumetric basis after the completion of accounting verification by the PSC Staff of the principal and associated interest costs.

    On August 8, 1990 the PSC issued an order effective November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order. Pipeline Corporation appealed that decision to the Supreme Court which reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service.

    On July 3, 1989 the PSC granted SCE&G approximately $21.9 million of a requested $27.2 million annual increase in retail electric revenues based upon an allowed return on common equity of 13.25%. The Consumer Advocate appealed the decision to the Supreme Court which, on August 31, 1992, found that the evidence in the record of that case did not support a return on common equity higher than 13.0% and remanded to the PSC a portion of its July 1989 order for a determination of the proper return on common equity consistent with the Supreme Court's opinion. On January 19, 1993 the PSC issued an order allowing a return on common equity of 13.0%, approving a refund based on the difference in rates created by the difference between the 13.0% and the 13.25% return on common equity and making other non-material adjustments to the calculation of cost-of-service. The total refund, before interest and income taxes, was approximately $14.6 million and was charged against 1992 "Electric Revenues." The refund plus interest was made during 1993.

    On November 28, 1989 the PSC granted SCE&G an increase in firm retail natural gas rates, effective November 30, 1989, designed to increase annual revenues by $10.1 million, or 89.5% out of the requested increase of approximately $11.3 million. In its order the PSC authorized a 12.75% return on common equity. The Consumer Advocate appealed to the Supreme Court which on August 31, 1992 remanded the order to the PSC for redetermination of the proper amount of litigation expenses to include in the test period. In January 1993 the PSC reduced the amount of litigation expense and ordered a refund totaling approximately $163,000 which was charged against 1992 "Gas Revenues." The refund was made during 1993.

Fuel Cost Recovery Procedures

     The PSC has established a fuel recovery procedure which determines the fuel component in SCE&G's retail electric base rates semiannually based on projected fuel costs for the ensuing six-month period, adjusted for any overcollection or undercollection from the preceding six-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review.

     In the April 1993 semiannual review of the fuel cost component of electric rates, the PSC voted to reduce the rate from 13.5 mills per KWH to 13.0 mills per KWH, a monthly decrease of $.50 for an average customer using 1,000 KWH per month. This reduction coincided with the retail electric rate case effective June 1993. For the October 1993 review the PSC voted to continue the rate of 13.0 mills per KWH.

     SCE&G's gas rate schedules and contracts include mechanisms which allow it to recover from its customers changes in the actual cost of gas. SCE&G's firm gas rates allow for the recovery of a fixed cost of gas, based on projections, as established by the PSC in annual gas cost and gas purchase practice hearings. Any differences between actual and projected gas costs are deferred and included when projecting gas costs during the next annual gas cost recovery hearing.

     In the October 1993 review the PSC authorized an increase in the base cost of gas from 41.963 cents per therm to 47.100 cents per therm which resulted in a monthly increase of $5.14 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.
     In July 1990 the PSC initiated proceedings for a generic hearing on the Industrial Sales Program Rider (ISPR) for SCE&G and Pipeline Corporation. The PSC issued an order dated December 20, 1991 approving a Stipulation and Agreement signed in December 1991 by all parties involved which retained the ISPR with modifications to Pipeline Corporation's gas cost mechanisms.

             ENVIRONMENTAL CONTROL MATTERS
General

     Federal and state authorities have imposed environmental control requirements relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. The Company is attempting to ensure that its operations meet applicable environmental regulations and standards. It is difficult to forecast the ultimate effect of environmental quality regulations upon the existing and proposed operations. Moreover, developments in these and other areas may require that equipment and facilities be modified, supplemented or replaced.

Capital Expenditures

     In the years 1991 through 1993, capital expenditures for environmental control amounted to approximately $83.9 million. In addition, approximately $9.4 million, $7.9 million, and $6.5 million of environmental control expenditures were made during 1993, 1992 and 1991, respectively, which are included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes but forecasts for minimum capitalized expenditures are $44.7 million for 1994 and $320.8 million for the four-year period 1995 through 1998. These expenditures are included in the Company's construction program.

Air Quality Control

     The Federal Clean Air Act of 1970 (the "1970 Act") requires that electric generating plants comply with primary and secondary ambient air quality standards with respect to certain air pollutants including particulates, sulfur oxides and nitrogen oxides and imposes economic penalties for noncompliance. This Act was amended with the passage of the Clean Air Act Amendments of 1990.

     Currently, the Company uses a variety of methods to comply with the State Implementation Plan (developed pursuant to the 1970 Act), including the use of low sulfur fuel, fuel switching, reduction of load during periods when compliance cannot be met at full power, maintenance and improvement of existing electrostatic precipitators and the installation of new baghouses. SCE&G and GENCO have been able to purchase sufficient fuel meeting current sulfur standards for all of their plants. With respect to sulfur dioxide emissions, none of the Company's electric generating plants is included among the Phase I plants listed in the Clean Air Act Amendments of 1990 with a compliance date of January 1, 1995. Both companies will, however, be affected by Phase II requirements, which have a compliance date of January 1, 2000. The companies undertook a study in 1992 to determine the most cost-effective mix of control options to meet the requirements of the Clean Air Act. Such a control strategy will most likely result in requiring SCE&G and GENCO to utilize a combination of the following alternatives to meet its compliance requirements:
(1) burn lower sulfur coal, (2) burn natural gas, (3) retrofit at least one coal-fired electric generating unit with a scrubber to remove sulfur dioxide and (4) purchase sulfur dioxide emission allowances to the extent necessary. In addition, the Company will install on most of its coal-fired units low nitrogen oxide burners to reduce nitrogen oxide emissions.

     The Company currently estimates that air emissions control equipment will require capital expenditures of $252 million over the 1994-1998 period to retrofit existing facilities and an increased operation and maintenance cost of $31 million per year. Total capital expenditures required to meet compliance requirements through the year 2003 are anticipated to be approximately $275 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Commensurate with renewal of these permits has been implementation of a more rigorous control program on behalf of the permitting agency. The facilities have been developing compliance plans to meet the additional parameters of control and compliance has involved updating wastewater treatment technologies. Amendments to the Clean Water Act proposed recently in Congress include several provisions which could prove costly to SCE&G. These include limitations to mixing zones and the implementation of technology-based standards.

Superfund Act and Environmental Assessment Program

     As described in Note 1L of Notes to Consolidated Financial Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date ($19.6 million) for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period. Estimates to date include, among other things, the costs estimated to be associated with the matters discussed in the following paragraphs.
     The Company and its principal subsidiary, SCE&G, each own two decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company and SCE&G have each maintained an active review of their respective sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties
(PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant at the city's aquarium site.

     During 1993 SCE&G settled its obligations at the Yellow
Water Road Superfund Site near Jacksonville, Florida, the Spencer
Transformer and Equipment Site in West Virginia and Elliott's
Auto Parts in Benton, Arkansas. No further expenses are anticipated for these sites.

     SCE&G has been listed as a PRP and has recorded liabilities, which are not considered material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina, the Aqua-Tech Environmental, Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina.

Solid Waste Control

     The South Carolina Solid Waste Policy and Management Act of 1991 requires promulgation of regulations addressing specified subjects, one of which affects the management of industrial solid waste. This regulation will establish minimum criteria for industrial landfills as mandated under the Act. The proposed regulation, if adopted as a final regulation in its present form, could significantly impact SCE&G's and GENCO's engineering, design and operation of existing and future ash management
facilities.   Potential cost impacts could be substantial.

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 (the "1982 Act") requires that the Federal Government make available by 1998 a permanent repository for high level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mill per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent fuel storage capability until at least 2008 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available.

     The 1982 Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. (See "Fuel Supply" under "Electric
Operations" for a discussion of spent fuel storage facilities at Summer Station.)

                        OTHER MATTERS

     With regard to SCE&G's insurance coverage for Summer
Station, reference is made to Note 10B of Notes to Consolidated
Financial Statements, which is incorporated herein by reference.

ITEM 2. PROPERTIES

     The parent company, SCANA Corporation, owns no property other than the capital stock of each of its subsidiaries. It owns all of the capital stock of each subsidiary except for the Preferred Stock of SCE&G and the capital stock of SCANA's indirect, wholly owned subsidiaries which are not material individually or in the aggregate. The assets formerly belonging to Peoples, which were owned by SCANA Corporation, were transferred to SCE&G on January 1, 1994.

     Reference is made to Schedule V - Property Plant and Equipment, pages 65 through 70, for information concerning investments in utility plant and nonutility property. SCE&G's bond indentures, securing the First and Refunding Mortgage Bonds and First Mortgage Bonds issued thereunder, constitute direct mortgage liens on substantially all of its property. GENCO's Williams Station is subject to a first mortgage lien.

     For a brief description of the properties of the Company's other subsidiaries, which are not significant as defined in Rule
1-02 of Regulation S-X, see Item 1., "Business."

ELECTRIC


     The following table gives information with respect to electric generating facilities, all of which are owned by SCE&G except as noted.

                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability         Location     In-Service    (KW)(1)

Steam
Urquhart         Coal/Gas         Beech Island, SC   1953        250,000
McMeekin         Coal/Gas         Irmo, SC           1958        252,000
Canadys          Coal/Gas         Canadys, SC        1962        430,000
Wateree          Coal             Eastover, SC       1970        700,000
Williams (2)     Coal             Goose Creek, SC    1973        560,000
Summer (3)       Nuclear          Parr, SC           1984        590,000

Gas Turbines
Burton           Gas/Oil          Burton, SC         1961         28,500
Faber Place      Gas              Charleston, SC     1961          9,500
Hardeeville      Oil              Hardeeville, SC    1968         14,000
Canadys          Gas/Oil          Canadys, SC        1968         14,000
Urquhart         Gas/Oil          Beech Island, SC   1969         26,000
Coit             Gas/Oil          Columbia, SC       1969         30,000
Parr (4)         Gas/Oil          Parr, SC           1970         60,000
Williams (5)     Gas/Oil          Goose Creek, SC    1972         49,000
Hagood           Gas/Oil          Charleston, SC     1991         95,000

Hydro
Neal Shoals                       Carlisle, SC       1905          5,000
Parr Shoals                       Parr, SC           1914         14,000
Stevens Creek                     Martinez, GA       1914          9,000
Columbia                          Columbia, SC       1927         10,000
Saluda                            Irmo, SC           1930        206,000

Pumped Storage
Fairfield                         Parr, SC           1978        512,000

                 Total                                         3,864,000


(1)          Summer rating.
(2) The steam unit at Williams Station, owned by GENCO, was converted from oil-fired to coal-fired operation in 1984 and, with modifications, can be reconverted to oil-fired operation should the need arise.
(3)          Represents SCE&G's two-thirds portion of the Summer Station.
(4) Two of the four Parr gas turbines are leased and have a net capability of 34,000 KW. This lease expires on June 29, 1996.
(5) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.

     SCE&G owns 424 substations having an aggregate transformer capacity of 18,624,780 KVA. The transmission system consists of 3,033 miles of lines and the distribution system consists of 15,186
pole miles of lines and 3,006   trench miles of underground lines.

                               GAS
Natural Gas

     SCE&G's gas system, including the system acquired by the Company from Peoples and transferred to SCE&G on January 1, 1994, consists of approximately 6,629 miles of three-inch equivalent distribution pipelines and approximately 10,864 miles of distribution mains and related service facilities.

     Pipeline Corporation's gas system consists of approximately
1,735 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

     Pipeline Corporation owns two LNG plants, one located near Charleston, South Carolina the other in Salley, South Carolina.
The Charleston facility can liquefy up to 6,000 MCF per day and store the liquefied equivalent of 1,000,000 MCF of natural gas.
The Salley facility, which became operational in 1994, can store the liquefied equivalent of 900,000 MCF of natural gas and has no liquefying capabilities. On peak days, the Charleston facility can regasify up to 60,000 MCF per day and the Salley facility can regasify up to 90,000 MCF.

     Petroleum Resources owns and operates oil and gas producing properties with net proven reserves in Texas, Louisiana, Mississippi, Oklahoma, California, Arkansas, Nebraska, Colorado, Kansas, Montana, North Dakota, Michigan, Illinois, New Mexico, Alabama, Wyoming and Federal Waters offshore Texas and Louisiana.

Propane

     SCE&G has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas.

                             TRANSIT

     SCE&G owns 93 motor coaches which operate on a route system of 285 miles.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS" and Note 10 of Notes to Consolidated Financial
Statements appearing in Item 8., "FINANCIAL STATEMENTS AND
SUPPLEMENTARY DATA."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

CORPORATE STRUCTURE

                             SCANA CORPORATION
                       A Holding Company, Owning Eleven
                       Direct, Wholly Owned Subsidiaries

SOUTH CAROLINA                             MPX SYSTEMS, INC.
ELECTRIC & GAS COMPANY                     Provides fiber optic
Generates and sells electricity            telecommunications, video
to wholesale and retail customers,         conferencing and specialized
purchases, sells and transports            mobile radio services.
natural gas at retail and provides
public transit service in Columbia         SCANA DEVELOPMENT
and Charleston.                            CORPORATION
                                           Engages in the acquisition,
SOUTH CAROLINA GENERATING                  development, management and
COMPANY, INC.                              sale of real estate.
Owns and operates Williams
Station and sells electricity              PRIMESOUTH, INC.
to SCE&G.                                  Engages in power plant
                                           management and maintenance
SOUTH CAROLINA FUEL                        services.
COMPANY, INC.
Acquires, owns and provides for            SCANA HYDROCARBONS, INC.
financing for SCE&G's nuclear and          Markets natural gas as well
fossil fuel requirements.                  as other light hydrocarbons.
                                           Owns and operates a propane
SUBURBAN PROPANE GROUP, INC.               pipeline and provides for
Purchases, delivers and                    transportation and bulk
sells propane.                             storage of propane.

SCANA CAPITAL RESOURCES, INC.              SCANA PETROLEUM RESOURCES, INC.
Has provided equity capital                Owns and operates oil and gas
for diversified investments.               producing properties.


                     SOUTH CAROLINA PIPELINE CORPORATION
                     Purchases, sells and transports natural
                     gas to wholesale and direct industrial
                     customers. Owns and operates an LNG plant for the liquefaction, regasification and storage of natural gas.

Each of the above listed companies is organized and incorporated under the laws of the State of South Carolina.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers are elected at the annual organizational meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organization meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                               Positions Held During
     Name             Age         Past Five Years            Dates

L.M. Gressette, Jr.   62    Chairman of the Board,
                            Chief Executive Officer
                              and President                1990-present
                            President                      1989-1990

B.D. Kenyon           51    President and Chief
                              Operating Officer, SCE&G     1990-present
                            Senior Vice President -
                              Division Operations,
                              Pennsylvania Power and
                              Light Company                *-1990

C.B. Novinger         44    Senior Vice President -
                              Administration               *-present

W.B. Timmerman        47    Senior Vice President,
                              Chief Financial Officer
                              and Controller               *-present

Max Earwood           61    President and Treasurer -
                              South Carolina Pipeline
                              Corporation                  *-present
                            President and Treasurer -
                              SCANA Hydrocarbons, Inc.;
                              SCANA Petroleum Resources,
                              Inc.; and Carolina
                              Exploration Corporation      *-present
                            Vice President - Gas
                              Distribution, SCE&G          *-1991

K.B. Marsh            38    Vice President - Finance,
                              Treasurer & Secretary        1992-present
                            Vice President of
                              Corporate Planning - SCE&G   1991
                            Vice President and
                              Controller - SCE&G           1989-1991



*Indicates position held at least since March 1, 1989

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS

COMMON STOCK INFORMATION

                                    1993                                1992
                      4th      3rd      2nd      1st      4th      3rd      2nd      1st
                      Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
Price Range: (a)
  High               52 1/4   51 7/8   48 3/8   46 1/2   43 1/8   44 3/4   41 3/4   44 3/8
  Low                47 7/8   47 5/8   45       40 1/8   39 3/8   40 1/2   38 5/8   38 5/8

Dividends Per Share:

 1993                        Amount            Date Declared               Date Paid
 First Quarter                $.685            February 16, 1993           April 1, 1993
 Second Quarter                .685            April 29, 1993              July 1, 1993
 Third Quarter                 .685            August 25, 1993             October 1, 1993
 Fourth Quarter                .685            October 19, 1993            January 1, 1994


 1992                        Amount            Date Declared               Date Paid
 First Quarter                $.67             February 18, 1992           April 1, 1992
 Second Quarter                .67             April 22, 1992              July 1, 1992
 Third Quarter                 .67             August 26, 1992             October 1, 1992
 Fourth Quarter                .67             October 20, 1992            January 1, 1993

                                                              December 31,
                                                      1993                    1992
Number of common shares outstanding                46,619,457              43,910,631
Number of common stockholders of record                41,564                  42,937

The principal market for SCANA common stock is the New York Stock Exchange.  The ticker symbol used is SCG.  The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 28, 1994 was
46,884,903.


(a) As reported on the New York Stock Exchange Composite Listing.




SECURITIES RATINGS (As of December 31, 1993)

        SCANA CORPORATION                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
Rating                     First Mortgage   First and Refunding   Preferred    Commercial
Agency  Medium-Term Notes      Bonds           Mortgage Bonds       Stock        Paper

Duff &
Phelps         NR                 A+                  A+              A            NR

Moody's        A3                 A1                  A1              a1           P-1

Standard
& Poor's       A-                 A                   A               A-           A-1

     NR - Not Rated


Further reference is made to Note 5 of Notes to Consolidated Financial Statements.







ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

For the Years Ended December 31,                       1993          1992          1991          1990          1989           1983
Statement of Income Data                                     (Thousands of Dollars except statistics and per share amounts)
  Operating Revenues:





    Electric                                        $  940,121    $  829,477    $  867,215    $  851,146    $  841,453      $636,319
    Gas                                                320,195       305,275       276,742       292,380       297,069       337,282
    Transit                                              3,851         3,623         3,869         4,033         4,102         3,242
      Total Operating Revenues                       1,264,167     1,138,375     1,147,826     1,147,559     1,142,624       976,843
  Operating Expenses:

    Fuel used in electric generation
      and purchased power                              241,745       213,474       234,683       223,972       241,352       272,716
    Gas purchased for resale                           209,743       191,577       171,869       191,939       212,112       277,091
    Other operation and maintenance                    290,891       281,242       270,213       265,887       249,464       125,231
    Depreciation and amortization                      112,844       108,315       102,669        97,801       102,296        45,000
    Taxes                                              163,633       133,987       146,032       142,003       124,216       106,932
      Total Operating Expenses                       1,018,856       928,595       925,466       921,602       929,440       826,970
  Operating Income                                     245,311       209,780       222,360       225,957       213,184       149,873
  Other Income                                          30,076        11,883        11,655        54,874         7,125        11,571
  Income Before Interest Charges and
    Preferred Stock Dividends                          275,387       221,663       234,015       280,831       220,309       161,444
  Interest Charges, Net                                101,189        97,600        91,458        92,317        90,421        57,506
  Preferred Stock Cash Dividends of Subsidiary           6,217         6,473         6,706         6,911         7,263        17,186
  Net Income                                        $  167,981    $  117,590    $  135,851    $  181,603    $  122,625    $   86,752

  Percent of Operating Income (Loss)
    Before Income Taxes
     Electric                                               90%           85%           89%           89%           91%           93
     Gas                                                    13%           18%           14%           14%           12%           10
     Transit                                                (3%)          (3%)          (3%)          (3%)          (3%)          (3

  Common Stock Data
   Weighted Average Number of Common
    Shares Outstanding (Thousands)                      45,203        41,475        40,361        40,882        40,296        37,844
   Earnings Per Weighted Average Share of Common Stock   $3.72         $2.84         $3.37         $4.44         $3.04         $2.29
   Dividends Declared Per Share of Common Stock          $2.74         $2.68         $2.62         $2.52         $2.46         $2.00
   Common Shares Outstanding (Year-End) (Thousands)     46,619        43,911        40,784        40,882        40,296        38,728
   Book Value Per Share of Common Stock (Year-End)      $28.59        $26.46        $25.23        $24.56        $22.79        $18.33








December 31,                                         1993          1992         1991           1990          1989         1983
Balance Sheet Data                                        (Thousands of Dollars except statistics and per share amounts)



  Utility Plant, Net                              $3,004,075    $2,810,279             $2,664,651$2,549,763   $2,444,278   $2,018,94

  Total Assets                                    $4,040,526    $3,557,721             $3,305,862$3,144,936   $2,984,507   $2,365,77

  Common Equity                                   $1,333,045    $1,161,896             $1,028,990$1,003,877   $  918,235   $  709,90
  Preferred Stock (Not Subject to Purchase
    or Sinking Fund Requirements)                     26,027        26,027                 26,02726,027               26,02726,262
  Preferred Stock, Net (Subject to Purchase
    or Sinking Fund Requirements)                     52,840        56,154                 59,46962,704               66,099157,589
  Long-Term Debt, Net                              1,424,399     1,204,754     1,122,396       938,933     1,003,972      796,518
  Total Capitalization                            $2,836,311    $2,448,831    $2,236,882    $2,031,541    $2,014,333   $1,690,277


Other Statistics
  Electric:
    Customers (Year-End)                             468,874       461,900       453,660                446,516435,004          366,
    Territorial Sales (Million KWH)                   16,880        15,794                 15,69515,385               14,88512,063
    Residential:
      Average annual use per
        customer (KWH)                                14,077        13,037                 13,24613,330               12,89112,009
      Average annual rate
        per KWH                                       $.0707        $.0695                 $.0700$.0707               $.0699$.0642
    Generating Capability - Net MW (Year-End)          3,864         3,912                  3,9123,891                  3,8913,359
    Territorial Peak Demand - Net MW                   3,557         3,380                  3,3003,222                  3,1442,700

  Gas:
    Customers (Year-End)                             234,736       231,153                225,819220,817            205,657187,638
    Sales (Thousand Therms)                          717,417       761,721                694,801711,821            714,585671,429
    Residential:
      Average annual use per
        customer (therms)                                605           577                    521  497                    575 610
      Average annual rate
       per therm                                        $.76          $.74          $.77 $.77 $.69 $.65



  Transit:
    Number of Coaches                                     93            95                    102  109                     84 112
    Revenue Passengers
      Carried (Thousands)                              4,568         5,837         6,395         6,788         6,430        9,744


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are
generally based on historical costs.   As customer growth and
inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate relief.

     Due to continuing customer growth, SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 with commercial operation expected in late 1995 or early 1996. The estimated price of the Cope plant, excluding financing costs and AFC but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with the Company's system are expected to cost $26 million. Until the completion of the new plant, SCE&G is contracting for additional capacity as necessary to ensure that the energy demands of its customers can be met.

     As discussed in Note 2A of Notes to Consolidated Financial Statements, on June 7, 1993 the PSC issued an order granting SCE&G a 7.4% annual increase in retail electric rates to be implemented in two phases of $42.0 million annually effective June 1993 and $18.5 million annually effective June 1994, based on a test year.

     The estimated primary cash requirements for 1994, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1993 are as follows:




                                                     1994            1993
                                                    (Thousands of Dollars)

Property additions and construction
  expenditures, excluding allowance for
  funds used during construction (AFC)              $506,010        $381,141
Acquisition of oil and gas producing
  properties                                            -            122,621
Nuclear fuel expenditures                             28,064           7,177
Maturing obligations, redemptions and
  sinking and purchase fund requirements              25,627          16,530
    Total                                           $559,701        $527,469



     Approximately 28% of total cash requirements (excluding dividends) was provided from internal sources in 1993 as compared to 40% in 1992.

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. In 1993 the Company issued $60 million of such medium-term notes. The proceeds from the sales of these securities were used for the funding of nonutility subsidiary activities. At December 31, 1993 the Company had available for issuance $67.6 million under the current registration statement.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 15 months prior to the month of issuance is at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1993 the Bond Ratio was 3.70. The issuance of additional Class A Bonds is restricted also to an additional principal amount equal to 60% of unfunded net property additions (which unfunded net property additions totaled approximately $219.9 million at December 31, 1993), Class A Bonds issued on the basis of retirements of Class A Bonds (which retirement credits totaled $10.9 million at December 31, 1993), and Class A Bonds issued on the basis of cash on deposit with the Trustee.

     SCE&G has placed a new bond indenture (New Mortgage) dated April 1, 1993 on substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are expected to be issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $157 million were available for such purpose as of December 31, 1993), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1993 the New Bond Ratio was 5.0.

     On April 29, 1993 the Securities and Exchange Commission
(SEC) declared effective a registration statement for the issuance of up to $700 million of New Bonds. The following series, aggregating $600 million, have been issued under such registration statement:

   On June 9, 1993, $100 million, 7 5/8% Series due June 1, 2023 to repay short-term borrowings in a like amount.

   On July 1, 1993, $100 million, 6% Series due June 15, 2000; and $150 million, 7 1/8% Series due June 15, 2013; and on July 20, 1993, $150 million, 7 1/2% Series due June 15, 2023, to redeem, on July 20, 1993, $382,035,000 of
   First and Refunding Mortgage Bonds maturing between 1999 and 2017 and bearing interest at rates between 8% and 9 7/8% per annum.

   On December 20, 1993, $100 million, 6 1/4% Series due December
   15, 2003 to repay short-term borrowings in a like amount.

       The following additional financing transactions have occurred since December 31, 1992:

   On January 15, 1993 the Company closed on an unsecured bank loan in the principal amount of $60 million, due January 14, 1994, and used the proceeds to pay off a loan in a like amount. The interest rate is the three month LIBOR plus 30 basis points and is reset quarterly. On January 14, 1994 the Company refinanced the loan with unsecured bank loans totaling $60 million, due January 13, 1995 at interest rates between 3.875% and 3.89%.

   On April 15, 1993 the Company arranged for a $15 million term loan, due April 14, 1994, to repay short-term borrowings in a like amount. The interest rate is the three month LIBOR plus
   16 basis points and is reset quarterly.

   On June 1, 1993 SCE&G redeemed the following amounts of First and Refunding Mortgage Bonds: $35 million, 10 1/8% Series due 2009 and $13 million, 9 7/8% Series due 2009.

   On June 2, 1993 the Company entered into a $123 million 90-day bank loan (90-day bank loan) to finance the acquisition by Petroleum Resources of approximately 125 billion cubic feet equivalent of natural gas reserves through the purchase of NICOR Exploration and Production Company (NICOR).

   On July 1, 1993 the Company issued $60 million of medium-term notes bearing interest at the following rates and maturing on the following dates in the following amounts: $20 million, 5.76%, due July 1, 1998; $20 million, 6.15%, due July 3, 2000;
   and $20 million, 6.51%, due July 1, 2003. The proceeds were used to repay a portion of the 90-day bank loan discussed above.

   In early August 1993 the Company issued 1,467,000 shares of common stock with net proceeds totaling $69,345,090. The proceeds were used to repay the remainder of the 90-day bank loan discussed above and for general corporate purposes.

   On September 30, 1993 Pipeline Corporation sold unsecured promissory notes totaling $25 million, 6.72% due September 30, 2013. The proceeds were used to repay short-term borrowings in a like amount.


   Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10% of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; provided, however, that no such consent shall be required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term indebtedness. The FERC has authorized SCE&G to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less but not later than December 31, 1995. GENCO has not sought such authorization.

     The Company had $175.0 million authorized lines of credit and had unused lines of credit of $148.0 million at December 31, 1993. In addition, the Company has a credit agreement for a maximum of $75 million to finance nuclear and fossil fuel
inventories,  with  $38.2   million  available  at  December 31,
1993.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance is at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1993 the Preferred Stock Ratio was 2.52.

     On October 12, 1993 the Company registered with the SEC
2,000,000 additional shares of the Company's common stock to be issued and sold under the Dividend Reinvestment and Stock
Purchase Plan (DRP).

     During 1993 the Company issued 529,954 shares of the Company's common stock under the DRP. In addition, the Company issued 705,498 shares of its common stock pursuant to its Stock Purchase-Savings Plan (SPSP). The Company has authorized and reserved for issuance, and registered under effective registration statements, 2,065,824 and 872,420 shares of common stock pursuant to the DRP and the SPSP, respectively.

     In January 1994 the Company signed an agreement to sell in 1994 substantially all of the real estate assets of SCANA Development Corporation (Development Corporation) to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. Under the terms of the agreement, a portion of the sales price will be received in cash at the time of closing. The remainder of the sales price, which is related to certain projects currently under construction, will be received in cash as those projects are completed. On March 4, 1994 the Company and Liberty amended the agreement regarding the sale. Under the terms of the amended agreement certain projects currently under construction will be excluded from the transaction and the sales price will be $49.6 million. All of the sales price will be received at the time of closing. The net proceeds from the sale will be used to retire Development Corporation's debt and for general corporate purposes, including the funding of other nonutility subsidiaries' business activities. The transaction will not have a material impact on the Company's financial position or results of operations.

     The Company anticipates that its 1994 cash requirements of $559.7 will be met through internally generated funds (approximately 38% excluding dividends), the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors. Actual 1994 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

              The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements.
Environmental Matters

              The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase has a compliance date of January 1, 1995 and the second, January 1, 2000. The Company meets all requirements of Phase I and therefore will not have to implement changes until compliance with Phase II requirements is necessary.
The Company then will most likely meet its compliance requirements through the burning of natural gas and/or lower sulfur coal, the addition of scrubbers to coal-fired generating units, and the purchase of sulfur dioxide emission allowances.
Low nitrogen oxide burners will be installed to reduce nitrogen oxide emissions.

     The Company is continuing to refine a compliance plan that must be filed with the U.S. Environmental Protection Agency (EPA) by January 1, 1996. The Company currently estimates that air emissions control equipment will require capital expenditures of $252 million over the 1994-1998 period to retrofit existing facilities and an increased operation and maintenance cost of $31 million per year. To meet compliance requirements through the year 2003, the Company anticipates total capital expenditures of $275 million.

     The South Carolina Solid Waste Policy and Management Act of 1991 requires promulgation of regulations addressing specified subjects, one of which affects the management of industrial solid waste. This regulation will establish minimum criteria for industrial landfills as mandated under the Act. The proposed regulation, if adopted as a final regulation in its present form, could significantly impact SCE&G's and GENCO's engineering, design and operation of existing and future ash management
facilities.   Potential cost impacts could be substantial.

     As described in Note 1L of Notes to Consolidated Financial Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date ($19.6 million) for site assessments and cleanup of regulated operations have been deferred and are being amortized and recovered through rates over a ten-year period. Estimates to date include, among other things, the costs estimated to be associated with the matters discussed in the following paragraphs.

     The Company and its principal subsidiary, SCE&G, each own two decommissioned manufactured gas plant sites which contain residues of by-product chemicals. The Company and SCE&G have each maintained an active review of their respective sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties
(PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant at the city's aquarium site.

     During 1993 SCE&G settled its obligations at the Yellow
Water Road Superfund Site near Jacksonville, Florida, the Spencer
Transformer and Equipment Site in West Virginia and Elliott's
Auto Parts in Benton, Arkansas. No further expenses are anticipated for these sites.

     SCE&G has been listed as a PRP and has recorded liabilities, which are not considered material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina, the Aqua-Tech Environmental, Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina.

Litigation

     In January 1994 SCE&G, acting on behalf of itself and the PSA (as co-owners of Summer Station), reached a settlement with Westinghouse Electric Corporation (Westinghouse) resolving a dispute involving steam generators provided by Westinghouse to Summer Station which are defective in design, workmanship and materials. Terms of the settlement are confidential. SCE&G had filed an action in May 1990 against Westinghouse in the U.S. District Court for South Carolina; an order dismissing this suit was issued on January 12, 1994.
33

Regulatory Matters

     On June 7, 1993 the PSC issued an order on SCE&G's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually on a test year basis. These rates are to be implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, on a test year basis.

     The Company's regulated business operations are likely to be impacted by the National Energy Policy Act (NEPA) and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates.

Other

    In November 1992 the Financial Accounting Standards Board issued Statement No. 112 "Employers' Accounting for Postemployment Benefits." The Statement, which is effective for calendar year 1994, establishes certain conditions for the recognition of costs of benefits to former employees after employment but before retirement. The Statement requires recognition of the obligation to provide postemployment benefits if such obligation is attributable to services previously rendered, the obligation relates to rights which vest, payment of the benefits is probable and the amount of such benefits can be reasonably estimated. The Company does not anticipate that application of this Statement will have a significant impact on results of operations or financial position.

RESULTS OF OPERATIONS

Earnings and Dividends

              Earnings per share of common stock, the percent increase (decrease) from the previous year and the rate of return earned on common equity for the years 1991 through 1993 were as follows:

                                                1993      1992      1991
Earnings per share                             $3.72     $2.84     $3.37
Percent increase (decrease) in earnings
  per share                                     31.0%    (15.7%)   (24.1%)
Return earned on common equity (year-end)       12.6%     10.1%     13.2%

   1993 Earnings per share and return on common equity increased in 1993 primarily due to a higher electric sales margin and additional nonoperating income.

   1992 Earnings per share and return on common equity in 1992 decreased primarily due to the recording of an $11.1 million (after interest and income taxes) reserve against earnings related to the August 31, 1992 retail electric rate ruling from the South Carolina Supreme Court (see Note 2F of Notes to the Consolidated Financial Statements) and increases in other operating and interest expenses.

    The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both an equity and debt portion of AFC are included in nonoperating income as noncash items which have the effect of increasing reported net income. AFC represented approximately 5.8% of income before income taxes in 1993, 5.5% in 1992 and 3.9% in 1991.

    In 1993 the Company's Board of Directors raised the quarterly cash dividend on common stock to 68.5 cents per share from 67 cents per share. The increase, effective with the dividend payable on April 1, 1993, raised the indicated annual dividend rate to $2.74 per share from $2.68. The Company has increased the dividend rate on its common stock in 40 of the last 41 years.

Electric Operations

     Electric sales margins for 1993, 1992 and 1991 were as follows:

                                                    1993      1992      1991
                                                      (Millions of Dollars)

Electric revenues                                  $940.1    $829.5    $867.2
Less:  Fuel used in electric generation             228.7     206.2     224.9
       Purchased power                               13.0       7.3       9.8
    Margin                                         $698.4    $616.0    $632.5


   1993 The increase in electric sales margin from 1992 to 1993 is primarilya result of increased residential and commercial KWH sales due to weather and customer growth, an increase in retail electric rates beginning in June 1993 and the recording in 1992 of a $14.6 million reserve as discussed below.

   1992 The 1992 electric sales margin decreased from 1991 due to therecording of a $14.6 million reserve, before interest and income taxes, related to the August 31, 1992 ruling from the South Carolina Supreme Court (see Note 2F of Notes to Consolidated Financial Statements) and a $1.9 million billing related litigation settlement included in 1991 electric operating revenues.

    Warmer weather and an increase in the number of electric customers resulted in an all-time peak demand record of 3,557 MW on July 29, 1993. The previous year's record of 3,380 MW was set on July 13, 1992.

Gas Operations

     Gas sales margins for 1993, 1992 and 1991 were as follows:

                                                   1993      1992      1991
                                                     (Millions of Dollars)

Gas revenues                                      $320.2    $305.3    $276.7
Less:  Gas purchased for resale                    209.7     191.6     171.9
    Margin                                        $110.5    $113.7    $104.8


   1993   In 1993 the gas sales margin decreased from 1992 as a
   result of higher gas prices which reduced Pipeline Corporation's sales due to the competitiveness of alternative fuels. This reduction was partially offset by increases in higher margin residential and commercial sales and increased transportation volumes.

   1992 The gas sales margin for 1992 increased from 1991 as a result of recoveries of $4.2 million allowed under a weather normalization adjustment which became effective the first billing cycle in December 1991; increases in residential usage due to cooler weather during 1992; and increased transportation volumes.

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, are presented in the following table:

                                                  Increase (Decrease)
                                                     From Prior Year
Classification                                      1993          1992
                                                   (Millions of Dollars)

Other operation and maintenance                     $ 9.6         $ 11.0
Depreciation and amortization                         4.5            5.6
Income taxes                                         29.1          (16.6)
Other taxes                                            .6            4.6
    Total                                           $43.8         $  4.6


,  1993   Other operation and maintenance expenses increased for
   1993 primarily due to the implementation of Financial Accounting Standards Board Statement No. 106 (see Note 1J of Notes to Consolidated Financial Statements) pursuant to the June 1993 PSC electric rate order and the amortization of environmental expenses. The depreciation and amortization increase reflects additions to plant in service. The increase in income taxes corresponds to the increase in income and reflects the increase in the corporate tax rate from 34% to 35% retroactive to January 1, 1993.

   1992 Other operation and maintenance expenses increased for 1992 primarily due to increases in administrative and general expenses, increases in nuclear regulatory fees and nuclear and transmission systems maintenance. The increase in depreciation and amortization expense reflects additions to plant in service. Income taxes decreased primarily due to the tax impact of the rate refund (see Note 2F of Notes to Consolidated Financial Statements) and to other decreases in income. Other taxes increased primarily from higher property taxes caused by property additions and increased millage rates. In addition to the above, other taxes increased due to increases in state license fees.

   Other income, net of income taxes, increased approximately $14.7 million in 1993 primarily due to additional income from Petroleum Resources related to higher natural gas prices and additional income resulting from the acquisition of NICOR in June 1993.

Interest Expense

     Increases (decreases) in interest expense are presented in the following table:

                                                  Increase (Decrease)
                                                     From Prior Year
Classification                                      1993          1992
                                                   (Millions of Dollars)

Interest on long-term debt, net                     $5.6          $4.3
Other interest expense                               (.1)          1.2
    Total                                           $5.5          $5.5

   1993 Interest on long-term debt increased approximately $5.6 million in 1993 compared to 1992 due to the issuance of $72.4 million medium-term notes during the latter part of 1992 and $60 million medium-term notes in July 1993 to finance acquisitions of natural gas reserves and the issuance of $200 million of SCE&G's First Mortgage Bonds to finance utility construction. The resulting increases more than offset the interest savings resulting from the redemption and refinancing of $382 million of First and Refunding Mortgage Bonds with the proceeds from the issuance of $400 million of First Mortgage Bonds by SCE&G at lower interest rates.

   1992 Interest on long-term debt increased approximately $4.4 million in 1992 compared to 1991 due to the issuances of $145 million and $155 million of First and Refunding
   Mortgage Bonds on July 24, 1991 and August 29, 1991, respectively, which more than offset the decreases in interest expense resulting from the repayment of debt and lower interest rates on remaining debt.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


                                                                      Page

Independent Auditor's Report.......................................    39

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1993 and 1992...    40

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1993, 1992 and 1991.............    42

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1993, 1992 and 1991.............................    43

    Consolidated Statements of Capitalization as of
      December 31, 1993 and 1992...................................    44

    Notes to Consolidated Financial Statements.....................    46

Supplemental Financial Statement Schedules:

    Schedule V - Property, Plant and Equipment for the
      years ended December 31, 1993, 1992 and 1991.................    65

    Schedule VI - Accumulated Depreciation and Amortization
      of Property, Plant and Equipment for the years
      ended December 31, 1993, 1992 and 1991.......................    68

    Schedule X - Supplementary Income Statement
      Information for the years ended
      December 31, 1993, 1992 and 1991.............................    71

     Supplemental financial statement schedules other than those listed above are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT

SCANA CORPORATION:

     We have audited the accompanying Consolidated Balance Sheets and Consolidated Statements of Capitalization of SCANA Corporation and subsidiaries (Company) as of December 31, 1993 and 1992 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1993. Our audits also included the financial statement schedules listed in the index on page 38. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.







s/Deloitte & Touche
DELOITTE & TOUCHE
Columbia, South Carolina
February 7, 1994


CONSOLIDATED BALANCE SHEETS


December 31,                                                          1993          1992
ASSETS                                                              (Thousands of Dollars)
Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $3,328,915    $3,203,849
  Gas                                                                 451,493       411,584
  Transit                                                               3,769         3,287
  Common                                                               72,804        65,124
    Total                                                           3,856,981     3,683,844
  Less accumulated depreciation and amortization                    1,259,689     1,192,873
    Total                                                           2,597,292     2,490,971
  Construction work in progress                                       349,530       250,229
  Nuclear fuel, net of accumulated amortization                        29,087        39,916
  Acquisition adjustment-gas, net of accumulated amortization          28,166        29,163
      Utility Plant, Net                                            3,004,075     2,810,279

Nonutility Property and Investments (net of accumulated
  depreciation and depletion)(Note 8)                                 393,728       250,084

Current Assets:
  Cash and temporary cash investments (Note 8)                         20,766        32,050
  Receivables                                                         174,121       138,684
  Inventories (at average cost):
    Fuel (Notes 3 and 4)                                               62,977        52,598
    Materials and supplies                                             46,890        46,274
  Prepayments                                                          21,826        22,628
  Accumulated deferred income taxes                                     8,607          -
      Total Current Assets                                            335,187       292,234

Deferred Debits:
  Unamortized debt expense                                             13,076        10,104
  Accumulated deferred income taxes (Notes 1 and 7)                      -           45,599
  Unamortized deferred return on plant investment (Note 1)             14,860        19,106
  Nuclear plant decommissioning fund (Note 1)                          25,103        20,841
  Other (Notes 1 and 10)                                              254,497       109,474
      Total Deferred Debits                                           307,536       205,124

        Total                                                      $4,040,526    $3,557,721







December 31,                                                          1993          1992
CAPITALIZATION AND LIABILITIES                                      (Thousands of Dollars)

Stockholders' Investment (Note 5):
  Common equity                                                    $1,333,045    $1,161,896
  Preferred stock (Not subject to purchase or sinking funds)           26,027        26,027
     Total Stockholders' Investment                                 1,359,072     1,187,923
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                52,840        56,154
Long-Term Debt, Net (Notes 3, 4 and 8)                              1,424,399     1,204,754
         Total Capitalization                                       2,836,311     2,448,831

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                                43,019        41,156
  Current portion of long-term debt (Note 3)                           34,322        24,704
  Current portion of preferred stock (Note 6)                           2,504         2,485
  Accounts payable                                                    129,495       101,785
  Estimated rate refunds and related interest (Note 2)                  2,509        17,811
  Customer deposits                                                    13,498        14,102
  Taxes accrued                                                        50,063        65,004
  Interest accrued                                                     21,784        29,295
  Dividends declared                                                   33,637        31,302
  Other                                                                12,649         8,438
         Total Current Liabilities                                    343,480       336,082

Deferred Credits:
  Accumulated deferred income taxes (Notes 1 and 7)                   568,172       539,439
  Accumulated deferred investment tax credits (Notes 1 and 7)          94,981        98,639
  Accumulated reserve for nuclear plant decommissioning (Note 1)       25,103        20,841
  Other (Note 1)                                                      172,479       113,889
         Total Deferred Credits                                       860,735       772,808

Commitments and Contingencies (Note 10)                                  -             -

           Total                                                   $4,040,526    $3,557,721




See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                                1993        1992       1991
                                                                   (Thousands of Dollars
                                                                 except per share amounts)
Operating Revenues (Notes 1 and 2):
  Electric                                                  $  940,121  $  829,477 $  867,215
  Gas                                                          320,195     305,275    276,742
  Transit                                                        3,851       3,623      3,869
        Total Operating Revenues                             1,264,167   1,138,375  1,147,826

Operating Expenses:
  Fuel used in electric generation                             228,688     206,151    224,867
  Purchased power                                               13,057       7,323      9,816
  Gas purchased for resale                                     209,743     191,577    171,869
  Other operation (Note 1)                                     223,239     215,800    208,614
  Maintenance (Note 1)                                          67,652      65,442     61,599
  Depreciation and amortization (Note 1)                       112,844     108,315    102,669
  Income taxes (Notes 1 and 7)                                  90,007      60,947     77,562
  Other taxes                                                   73,626      73,040     68,470
        Total Operating Expenses                             1,018,856     928,595    925,466
Operating Income                                               245,311     209,780    222,360

Other Income (Note 1):
  Other income, net of income taxes                             21,147       6,388      8,201
  Allowance for equity funds used during construction            8,929       5,495      3,454
        Total Other Income                                      30,076      11,883     11,655

Income Before Interest Charges
  and Preferred Stock Dividends                                275,387     221,663    234,015

Interest Charges (Credits):
  Interest on long-term debt, net                               98,695      93,052     88,690
  Other interest expense                                         8,672       8,819      7,648
  Allowance for borrowed funds used
    during construction (Note 1)                                (6,178)     (4,271)    (4,880)
        Total Interest Charges, Net                            101,189      97,600     91,458

Income Before Preferred Stock Cash
  Dividends of Subsidiary                                      174,198     124,063    142,557

Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                  (6,217)     (6,473)    (6,706)

Net Income                                                     167,981     117,590    135,851
Retained Earnings at Beginning of Year                         462,893     457,393    428,626
Common Stock Cash Dividends Declared (Note 5)                 (124,494)   (112,090)  (105,868)
Other                                                             -           -        (1,216)

Retained Earnings at End of Year                            $  506,380  $  462,893 $  457,393

Net Income                                                  $  167,981  $  117,590 $  135,851
Weighted Average Number of Common Shares
  Outstanding (Thousands)                                       45,203      41,475     40,361
Earnings Per Weighted Average Share of Common Stock              $3.72       $2.84      $3.37

See Notes to Consolidated Financial Statements.








CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                     1993              1992              1991
                                                                               (Thousands of Dollars)
Cash Flows From Operating Activities:
  Net income                                                       $167,981          $117,590          $135,851
  Adjustments to reconcile net income to net cash
   provided from operating activities:
    Depreciation, depletion and amortization                        158,024           126,695           117,402
    Amortization of nuclear fuel                                     18,156            23,190            18,384
    Deferred income taxes, net                                       65,205           (10,783)           30,199
    Deferred investment tax credits, net                             (3,658)           (3,667)           (3,646)
    Net regulatory asset - adoption of SFAS No. 109                 (31,531)             -                 -
    Dividends declared on preferred stock of subsidiary               6,217             6,473             6,706
    Allowance for funds used during construction                    (15,107)           (9,766)           (8,334)
    Unamortized loss on reacquired debt                             (17,063)              (81)              171
    Nuclear refueling accrual                                        (6,086)           11,862            (6,192)
    Equity in (earnings) losses of investees                           (319)              652               412
    Over (under) collections, fuel adjustment clause                (14,308)            7,482            (1,207)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                            (35,244)           (8,918)           (2,506)
      (Increase) decrease in inventories                            (10,995)             (234)            7,785
      Increase (decrease) in accounts payable                        28,109             7,282             6,978
      Increase (decrease) in estimated rate
        refunds and related interest                                (15,302)           17,811              -
      Increase (decrease) in taxes accrued                          (14,941)            1,691             9,095
      Increase (decrease) in interest accrued                        (7,511)              663             4,410
    Other, net                                                        3,955            12,354             3,567
Net Cash Provided From Operating Activities                         275,582           300,296           319,075
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures         (322,381)         (277,636)         (239,140)
Increase in nonutility property and investments:
  Acquisition of oil and gas producing properties                  (122,621)          (74,766)           (3,167)
  Nonutility property                                               (81,044)          (35,462)          (20,750)
  Investments                                                        (4,066)           (2,591)            4,895
Repurchase/reissuance of common stock for
  immaterial acquisition, net of cash acquired                         -                 -              (25,514)
Principal noncash item:
    Allowance for funds used during construction                     15,107             9,766             8,334
Net Cash Used For Investing Activities                             (515,005)         (380,689)         (275,342)
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds                                      600,000              -              300,000
    Issuance of common stock                                        129,066           126,809              -
    Issuance of notes                                                85,000           150,900              -
    Issuance of bank notes and loans                                 63,059             3,354            80,000
    Other long-term debt                                              3,005              -                 -
  Repayments:
    Mortgage bonds                                                 (430,000)          (35,890)           (8,000)
    Notes                                                           (71,700)          (95,217)          (81,016)
    Other long-term debt                                             (1,535)             (310)          (76,649)
    Repurchase of common stock                                         -                 -               (3,656)
    Preferred stock                                                  (3,295)           (3,199)           (2,622)
  Dividend payments:
    Common stock                                                   (122,129)         (109,383)         (104,910)
    Preferred stock                                                  (6,247)           (6,558)           (6,718)
  Short-term borrowings, net                                          1,863            20,390          (113,304)
  Fuel financings, net                                              (18,948)           (6,628)           (4,292)
Net Cash Provided By (Used For) Financing Activities                228,139            44,268           (21,167)
Net Increase (Decrease) in Cash and Temporary Cash Investments      (11,284)          (36,125)           22,566
Cash and Temporary Cash Investments, January 1                       32,050            68,175            45,609
Cash and Temporary Cash Investments, December 31                   $ 20,766          $ 32,050          $ 68,175

Supplemental Cash Information:
  Cash paid for - Interest                                         $113,010          $100,340          $ 90,623
                - Income taxes                                       93,337            81,819            45,357

Noncash Financing Activities:
  Capital lease obligations recorded                                   -                 -                2,864
  Department of Energy Decontamination and
    Decommissioning Obligation                                        4,965              -                 -

See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF CAPITALIZATION


December 31,                                                                           1993            1992
Common Equity (Note 5):                                                               (Thousands of Dollars)
  Common stock, without par value, authorized 75,000,000 shares; issued
    and outstanding, 1993 - 46,619,457 shares and 1992 - 43,910,631 shares         $  826,665      $  699,003
  Retained earnings                                                                   506,380         462,893
Total Common Equity                                                                 1,333,045  47%  1,161,896    48%


South Carolina Electric & Gas Company:
  Cumulative Preferred Stock (Not subject to purchase or sinking funds)(Note 5):

    $100 Par Value - Authorized 200,000 shares
     $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1993       1992      Current    Through    Minimum
    $100 Par    8.40%    197,668    197,668     102.80   11-30-96    101.00            19,767          19,767
    $ 50 Par    5.00%    125,209    125,209      52.50       -        52.50             6,260           6,260
Total Preferred Stock (Not subject to purchase or sinking funds)                       26,027   1%     26,027     1%


South Carolina Electric & Gas Company:
  Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

    $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1993       1992      Current    Through    Minimum
                7.70%     92,992     96,000     101.00       -       101.00             9,299           9,600
                8.12%    131,899    136,265     102.03       -       102.03            13,190          13,626
                         224,891    232,265



    $ 50 Par Value - Authorized 1,639,886 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1993       1992      Current    Through    Minimum
                4.50%     20,800     22,400      51.00       -        51.00             1,040           1,120
                4.60%      3,834      5,334      50.50       -        50.50               192             267
                4.60%(A)  30,052     32,052      51.00       -        51.00             1,503           1,602
                4.60%(B)  81,600     85,000      50.50       -        50.50             4,080           4,250
                5.125%    74,000     75,000      51.00       -        51.00             3,700           3,750
                6.00%     89,600     92,800      50.50       -        50.50             4,480           4,640
                8.72%    160,000    192,000      51.00    12-31-98    50.00             8,000           9,600
                9.40%    197,191    203,678      51.175      -        51.175            9,860          10,184
                         657,077    708,264


    $ 25 Par Value - Authorized 2,000,000 shares; None outstanding in 1993 and 1992

Total Preferred Stock (Subject to purchase or sinking funds)                           55,344          58,639
Less:  Current portion, including sinking fund requirements                             2,504           2,485
Total Preferred Stock, Net (Subject to purchase or sinking funds)                      52,840   2%     56,154     2%









December 31,                                                                       1993                1992
Long-Term Debt (Notes 3, 4 and 8):                                                  (Thousands of Dollars)

SCANA Corporation:
  Bank Notes, due 1995 (various rates between 3.875% and 3.89%)                    60,000              60,000
  Medium-term Notes:
                                        Year of
                Series                  Maturity

                5.76%                     1998                                     20,000                -
                7.17%                     1999                                     42,400              42,400
                6.60%                     1999                                     30,000              30,000
                6.15%                     2000                                     20,000                -
                6.51%                     2003                                     20,000                -

South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        2000                                    100,000                -
                6 1/4%                    2003                                    100,000                -
                7 1/8%                    2013                                    150,000                -
                7 1/2%                    2023                                    150,000                -
                7 5/8%                    2023                                    100,000                -

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity

                4 7/8%                    1995                                     16,000              16,000
                5.45%                     1996                                     15,000              15,000
                6%                        1997                                     15,000              15,000
                6 1/2%                    1998                                     20,000              20,000
                8%                        1999                                       -                 35,000
                9 1/8%                    1999                                       -                 15,000
                8%                        2001                                       -                 35,000
                7 1/4%                    2002                                     30,000              30,000
                9%                        2006                                    145,000             145,000
                9 1/8%                    2006                                       -                 50,000
                8.40%                     2006                                       -                 50,000
                8 3/8%                    2007                                       -                 30,000
                8.90%                     2008                                       -                 30,000
                10 1/8%                   2009                                       -                 35,000
                9 7/8%                    2009                                       -                 50,000
                8 3/4%                    2017                                       -                100,000
                8 7/8%                    2021                                    155,000             155,000

  Pollution Control Facilities Revenue Bonds:
    5.95% Series, due 2003                                                          6,760               6,855
    Fairfield County Series 1984, due 2014 (6.50%)                                 56,820              56,820
    Richland County Series 1985, due 2014 (6.50%)                                   5,210               5,210
    Fairfield County Series 1986, due 2014 (6.50%)                                  1,090               1,090
    Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                  4,365               4,365
  Capitalized Lease Obligations, due 1991-1997 (various rates between
     5 3/4% and 10%)                                                                2,897               4,875
  Installment Note Payable, due 1996                                                2,277                -
  Department of Energy Decontamination and Decommissioning Obligation               4,634                -
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, due 2014 (6.50%)                                     35,850              35,850
  Note, 7.78%, due 2011                                                            71,100              74,800
South Carolina Fuel Company, Inc.:
  Nuclear and Fossil Fuel Liability                                                36,750              55,698
South Carolina Pipeline Corporation:
  Notes, 6.72% due 2013                                                            25,000                -
  Note, 9.27%, due 1991-1994                                                        8,000              16,000
SCANA Development Corporation, Inc.:
  Notes, due 1994-2004 (various rates between 8.5% and 12.0%)                       1,770               1,384
  Bank Loans, due 1994-1998 (various rates between 6% and 6.25%)                   13,839              10,952
Primesouth:
  Term Loan and Capitalized Lease Obligation                                         -                    902
          Total Long-Term Debt                                                  1,464,762           1,233,201
Less -  Current maturities, including sinking fund requirements                    34,322              24,704
     -  Unamortized discount                                                        6,041               3,743
Total Long-Term Debt, Net                                                       1,424,399   50%     1,204,754    49%
Total Capitalization                                                           $2,836,311  100%    $2,448,831   100%
See Notes to Consolidated Financial Statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.          Organization and Principles of Consolidation

            SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public
Utility Holding Company Act of 1935, but is exempt from registration under such Act.

            The accompanying Consolidated Financial Statements reflect the consolidation of the accounts of the Company and its wholly owned subsidiaries:

                      Regulated utilities

            South Carolina Electric & Gas Company (SCE&G)
            South Carolina Fuel Company, Inc.
            South Carolina Generating Company, Inc. (GENCO)
            South Carolina Pipeline Corporation (Pipeline Corporation)

    Nonregulated businesses

            SCANA Petroleum Resources, Inc. (Petroleum Resources)
            SCANA Hydrocarbons, Inc.
            Suburban Propane Group, Inc.
            SCANA Development Corporation
            MPX Systems, Inc.
            Primesouth, Inc.
            SCANA Capital Resources, Inc.

    Investments in joint ventures in real estate are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation.

     In January 1994 the Company signed an agreement to sell in 1994 substantially all of the real estate assets of SCANA Development Corporation to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. Under the terms of the agreement, a portion of the sales price will be received in cash at the time of closing. The remainder of the sales price, which is related to certain projects currently under construction, will be received in cash as those projects are completed. The transaction will not have a material impact on results of operations.

B.  System of Accounts

    The accounting records of the Company's regulated subsidiaries are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory
Commission (FERC) and as adopted by the Public Service Commission of South Carolina (PSC).

C.   Utility Plant

     Utility plant is stated substantially at original cost. The costs of additions, renewals and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and an allowance for funds used during construction, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged, along with the cost of removal, less salvage, to accumulated depreciation. The costs of repairs, replacements and renewals of items of property determined to be less than a unit of property are charged to maintenance expense.

     SCE&G, operator of the V. C. Summer Nuclear Station (Summer Station), and the South Carolina Public Service Authority (PSA) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the op-erating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant in service related to SCE&G's portion of Summer Station was approximately $920.2 million and $916.0 million as of December 31, 1993 and 1992, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $285.3 million and $262.2 million as of December 31, 1993 and 1992, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in the Company's "Other operation" and "Maintenance" expenses.

D.   Allowance for Funds Used During Construction

     Allowance for funds used during construction (AFC), a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion, as a component of construction cost, of the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 9.3%, 9.6% and 9.7% for 1993, 1992 and 1991, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process is capitalized at the actual interest amount.

E.   Deferred Return on Plant Investment

     Commencing July 1, 1987, as approved by a PSC order on that date, SCE&G ceased the deferral of carrying costs associated with 400 MW of electric generating capacity previously removed from rate base and began amortizing the accumulated deferred carrying costs on a straight-line basis over a ten-year period. Amortization of deferred carrying costs, included in "Depreciation and amortization," was approximately $4.2 million for each of 1993, 1992 and 1991.

F.   Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel component in retail electric rates. The fuel component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel cost and that contained in the fuel component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. At December 31, 1993 and 1992 SCE&G had overcollected through the electric fuel clause component approximately $9.2 million and $17.7 million, respectively, which are included in "Deferred Credits-Other."

   Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1993 and 1992 the Company had undercollected through the gas cost recovery procedure approximately $12.0 million and $6.2 million, respectively, which are included in "Deferred Debits-Other."

G.   Depreciation, Depletion and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were as follows:




                                       1993             1992            1991
SCE&G                                  2.97%            3.00%           2.97%
GENCO                                  2.64%            2.63%           2.59%
Pipeline Corporation                   2.62%            2.62%           2.62%
Aggregate of Above                     2.92%            2.96%           2.94%


     Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of SCE&G's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the United
States Department of Energy under a contract for disposal of spent nuclear fuel.

     The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method.

     Depreciation, depletion and amortization of the capitalized costs of oil and gas producing properties is provided for on the
units-of-production basis.   Units-of-production rates are based
on estimated proven reserves.

H.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires.
The expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are currently estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be approximately $545.3 million including partial reclamation costs.
SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G collected through rates $2.5 million and $1.6 million in 1993 and 1992, respectively. The amounts collected are deposited in an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis.

     In addition, pursuant to the National Energy Policy Act passed by Congress in 1992, SCE&G has recorded a liability for its estimated share of amounts required by the U.S. Department of Energy for its decommissioning fund. SCE&G will recover the costs associated with this liability, totaling $4.6 million at December 31, 1993, through the fuel cost component of its rates;
accordingly, these amounts have been deferred and are included in "Deferred Debits-Other" and "Long-term Debt, Net."

I.  Income Taxes

    The Company and its subsidiaries file consolidated Federal and State income tax returns. Income taxes are allocated to all subsidiaries based on their contributions to consolidated taxable income.









    The Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes,"  effective
January 1, 1993. Prior years' financial statements have not been restated. Deferred tax assets and liabilities were adjusted from the amounts recorded at December 31, 1992 under prior standards to the amounts required at January 1, 1993 under Statement No.
109 at currently enacted income tax rates. The adjustments were charged or credited to regulatory assets or liabilities if the Company expects to recover the resulting additional income tax expense from, or pass through the resulting reductions in income tax expense to, customers of the Company's regulated subsidiaries; otherwise they were charged or credited to income tax expense. The cumulative effect of adopting Statement No. 109 on retained earnings as of January 1, 1993, as well as the effect of adoption on net income for the year ended December 31, 1993, was not material. The combined effect of adopting Statement No.
109 and adjusting deferred tax assets and liabilities for the change in 1993 of the corporate Federal income tax rate from 34% to 35% resulted in balances of $100.8 million in regulatory assets (included in "Deferred Debits-Other") and $69.3 million in regulatory liabilities (included in "Deferred Credits-Other") for the Company's regulated subsidiaries.

     In accordance with Statement No. 109, deferred tax assets and liabilities are recorded for the tax effect of temporary differences between the book and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers of the Company's regulated subsidiaries; otherwise, they are charged or credited to income tax expense.

     Prior to the adoption of Statement No. 109 on January 1,
1993, the Company recorded a deferred income tax provision on all material timing differences between the inclusion of items in pretax financial income and taxable income each year, except for those which were expected to be passed through to, or collected from, customers of the Company's regulated subsidiaries.
Accumulated deferred income taxes were generally not adjusted for changes in enacted tax rates.

J.   Pension Expense

     The Company has a noncontributory defined benefit pension plan covering substantially all permanent employees. Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. The Company's policy has been to fund pension costs accrued to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     Net   periodic  pension  cost, as  determined  by  an
independent  actuary, for  the  years  ended  December 31, 1993,
1992 and 1991 included the following components:




                                                  1993      1992      1991
                                                    (Thousands of Dollars)
Service cost-benefits earned during the period $  7,629   $  7,174  $  6,367
Interest cost on projected benefit obligation    20,413     19,628    18,334
Adjustments: Return on plan assets              (50,389)   (28,607)  (51,440)
             Net amortization and deferral       25,936      8,096    36,263
      Net periodic pension cost                $  3,589   $  6,291  $  9,524










     The following table sets forth the funded status of the plan, as determined by an independent actuary, at December 31, 1993 and 1992:


                                                          1993        1992
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                              $204,794   $177,930
  Nonvested benefit obligation                             14,085     17,110
      Accumulated benefit obligation                     $218,879   $195,040

Projected benefit obligation                             $295,718   $258,440
Plan assets at fair value
  (invested primarily in equity
  and debt securities)                                    351,648    304,114
Plan assets greater than
  projected benefit obligation                             55,930     45,674
Unrecognized net transition liability                      10,713     11,555
Unrecognized prior service costs                            9,294     10,563
Unrecognized net gain                                     (64,607)   (63,633)
      Pension asset recognized in
        Consolidated Balance Sheets                      $ 11,330   $  4,159


    The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in the amounts shown above for the years 1993, 1992 and 1991.


                                                                    1992 and
                                                            1993       1991

Annual discount rate used to determine benefit obligations   7.25%     8.0%
Expected long-term rate of return on plan assets             7.25%     8.0%
Discount rate used in determining pension cost                8.0%     8.0%
Assumed annual rate of future salary increases for projected
  benefit obligation                                         4.75%     5.5%


     The change in the annual discount rate used to determine benefit obligations from 8.0% to 7.25% as of December 31, 1993 increased the projected benefit obligation and reduced the unrecognized net gain by approximately $4.1 million.

     In addition to pension benefits, the Company provides
certain health care and  life  insurance  benefits  to  active
and retired employees.   On January 1, 1993 the Company adopted
Statement No. 106 "Employers' Accounting for Postretirement
Benefits Other Than Pensions."  The Statement requires that the cost of postretirement benefits other than pensions be accrued during the years the employees render the service necessary to be eligible for the applicable benefits.  The Company previously expensed these benefits, which are primarily health care, as claims were incurred.  The accumulated obligation for these
benefits at January 1, 1993 was approximately $68 million
(transition liability) and the annualized increase in expenses
(net of payments to current retirees), including the amortization of the transition liability over approximately 20 years as
provided for by the Statement, is approximately $4.7 million.  In its June 1993 electric rate order (see Note 2A) the PSC approved the inclusion in rates of the portion of increased expenses
related to electric operations.  Such expenses had been deferred through May 31, 1993 pursuant to a December 10, 1992 accounting directive allowing deferral pending consideration of recovery in future rate proceedings.  The Company expensed approximately $4.3 million, net of payments to current retirees, for the year ended
December 31, 1993.






     Net periodic postretirement benefit cost, as determined by an independent actuary for the year ended December 31, 1993 included the following components (thousands of dollars):



Service cost-benefits earned during the period             $  1,908
Interest cost on accumulated postretirement benefit
  obligation                                                  5,502
Adjustments:  Return on plan assets                            -
              Amortization of unrecognized transition
               obligation                                     3,344
              Other net amortization and deferral              -
   Net periodic postretirement benefit cost                $ 10,754


The following table sets forth the unfunded status of the plan, as determined by an independent actuary, at December 31, 1993 (thousands of dollars):



Accumulated postretirement benefit obligations for:
  Retirees                                                 $ 40,865
  Other fully eligible participants                          25,767
  Other active participants                                   6,841
   Accumulated postretirement benefit obligation             73,473
Plan assets at fair value                                      -
Plan assets less accumulated postretirement benefit
  obligation                                                (73,473)
Unrecognized net transition liability                        64,925
Unrecognized prior service costs                               -
Unrecognized net (gain) loss                                  4,248
   Postretirement benefit liability recognized
    in Consolidated Balance Sheet                          $ (4,300)

The accumulated postretirement obligation is based upon the plan's benefit provisions and the following assumptions:


Assumed health care cost trend rate used to
  measure expected 1994 costs                                 12.25%
Ultimate health care cost trend rate
  (to be achieved in 2004)                                     5.25%
Discount rate used in determining post-
  retirement benefit costs                                     7.25%
Assumed annual rate of salary increases                        4.75%


     The effect of a one-percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1993 and the accumulated postretirement benefit obligation as of December 31, 1993 would be to increase such amounts by $60,000 and $1.7 million, respectively.






K.   Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.   Environmental

     The Company has an environmental assessment program to
identify and assess current and former operations sites that could require environmental cleanup.  As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site.  These estimates are refined as additional information becomes
available; therefore actual expenditures could significantly differ from the original estimates.  Amounts estimated and
accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year
period.  Such  amounts totaled  $19.6  million  and  $18.3
million at December 31, 1993 and 1992, respectively, and are included in "Deferred Debits-Other."

M.  Gas Futures Contracts

    The Company sells gas futures contracts to hedge price risks for a portion of Petroleum Resources' production. Gains and losses on such contracts, which are not material, are recognized concurrently with the revenue from the associated gas sales.

N.  Postemployment Benefits

    In November 1992 the Financial Accounting Standards Board issued Statement No. 112 "Employers' Accounting for
Postemployment Benefits." The Statement, which is effective for calendar year 1994, establishes certain conditions for the recognition of costs of benefits to former employees after employment but before retirement. The Statement requires recognition of the obligation to provide postemployment benefits if such obligation is attributable to services previously rendered, the obligation relates to rights which vest, payment of the benefits is probable, and the amount of such benefits can be reasonably estimated. The Company does not anticipate that application of this Statement will have a significant impact on results of operations or financial position.

O.          Temporary Cash Investments

     The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

P.  Reclassifications

    Certain amounts from prior periods have been reclassified to conform with the 1993 presentation.

2.  RATE MATTERS:

    A. On June 7, 1993 the PSC issued an order on the Company's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually based on a test year. These rates are to be implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June
1994, producing $18.5 million annually, based on a test year.






    B.  On September 14, 1992 the PSC issued an order granting
SCE&G a $.25 increase in transit fares from $.50 to $.75 in both
Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect on October
5, 1992.  SCE&G has appealed the PSC's order to the Circuit
Court. During oral arguments in February 1994 the Circuit Court retained jurisdiction and remanded the decision to the PSC for the limited purpose of answering questions concerning the applicable regulatory principles used by the PSC in determining these transit rates.

    C.  Since November 1, 1991 SCE&G's gas rate schedules for its residential, small commercial and small industrial customers have included a weather normalization adjustment (WNA).  The WNA
minimizes fluctuations in gas revenues due to abnormal weather conditions and has been approved through November 1994 subject to
an annual review by the PSC.   The PSC order was based on a
return on common equity of 12.25% (see Note 2G).  The WNA became effective the first billing cycle in December 1991.

    D. In May 1989 the PSC approved a volumetric and direct billing method for Pipeline Corporation to recover take-or-pay costs incurred from its interstate pipeline suppliers pursuant to FERC-approved final and non-appealable settlements. In
December 1992 the South Carolina Supreme Court (Supreme Court) approved Pipeline Corporation's full recovery of the take-or-pay charges imposed by its suppliers and treatment of these charges as a cost of gas. However, the Supreme Court declared the PSC-approved "purchase deficiency" methodology for recovery of these costs to be unlawful retroactive ratemaking and remanded the docket to the PSC to reconsider its recovery methodology. The
Company believes that the elimination of the purchase deficiency method of recovery will affect the timing for recovery of take-or-pay charges and shift the allocations among Pipeline
Corporation's customers (including SCE&G) but that all such charges should be ultimately recovered. The case has been remitted to the PSC by the Supreme Court and the Company anticipates the PSC will issue an Order authorizing full recovery of incurred take-or-pay costs on a prospective volumetric basis after the completion of accounting verification by the PSC Staff of the principal and associated interest costs.

    E.  On August 8, 1990 the PSC issued an order, effective
November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order.
Pipeline Corporation appealed that decision to the Supreme Court which reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service.

    F. On July 3, 1989 the PSC granted SCE&G approximately $21.9 million of a requested $27.2 million annual increase in retail electric revenues based upon an allowed return on common equity of 13.25%. The Consumer Advocate appealed the decision to the Supreme Court which, on August 31, 1992, found that the evidence in the record of that case did not support a return on common equity higher than 13.0% and remanded to the PSC a portion of its July 1989 order for a determination of the proper return on common equity consistent with the Supreme Court's opinion. On
January 19, 1993 the PSC issued an order allowing a return on common equity of 13.0%, approving a refund based on the difference in rates created by the difference between the 13.0% and the 13.25% return on common equity and making other non-material adjustments to the calculation of cost-of-service. The total refund, before interest and income taxes, was approximately
$14.6 million and was charged against 1992 "Electric Revenues."
The refund plus interest was made during 1993.







    G.  On November 28, 1989 the PSC granted SCE&G an increase in firm retail natural gas rates, effective November 30, 1989,
designed to increase annual revenues by $10.1 million, or  89.5%
out of the requested increase of approximately $11.3 million.  In its order the PSC authorized a 12.75% return on common equity.
The Consumer Advocate appealed to the Supreme Court which on
August 31, 1992 remanded the order to the PSC for redetermination of the proper amount of litigation expenses to include in the test period.  In January 1993 the PSC reduced the amount of
litigation expense and ordered a refund totaling approximately
$163,000 which was charged against 1992 "Gas Revenues."  The refund was made during 1993.

3.          LONG-TERM DEBT:

            The annual amounts of long-term debt maturities, including the amounts due under the nuclear and fossil fuel agreement (see
Note 4), and sinking fund requirements for the years 1994 through 1998 are summarized as follows:


 Year                     Amount                 Year                 Amount
                         (Thousands of Dollars)

1994                     $34,322                 1997                $34,591
1995                      94,067                 1998                 59,228
1996                      69,269


   Approximately $10.9 million of the current portion of long-term debt for 1994 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     During 1993 certain issues of SCE&G's First and Refunding
Mortgage Bonds were redeemed and replaced with SCE&G's First
Mortgage Bonds.

     In January 1994 the Company arranged for unsecured bank loans totaling $60 million, due January 13, 1995 at interest rates between 3.875% and 3.89%. Proceeds from the loan were used to repay a $60 million bank loan due January 14, 1994;
accordingly, such loan is included in long-term debt at December
31, 1993.

             Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.                     FUEL FINANCINGS:

             Nuclear and fossil fuel inventories are financed through the issuance of short-term commercial paper. These short-term borrowings are supported by an irrevocable revolving credit agreement which expires July 31, 1996. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $75 million that may be outstanding at any time.

             Commercial paper outstanding totaled $36.8 million and $55.7 million at December 31, 1993 and 1992 at weighted average interest rates of 3.47% and 3.81%, respectively.








5. STOCKHOLDERS' INVESTMENT (Including Preferred Stock Not Subject to Purchase or Sinking Funds):

    The changes in "Common Stock," without par value, during 1993, 1992 and 1991 are summarized as follows:


                                                Number            Thousands
                                               of Shares          of Dollars
Balance December 31, 1990                      40,882,176          $575,251
  Repurchase of common stock                   (1,000,000)          (37,425)
  Acquisition of propane operations               902,311            33,769
  Other                                              (160)                2
Balance December 31, 1991                      40,784,327           571,597
  Issuance of common stock                      3,126,304           127,406
Balance December 31, 1992                      43,910,631           699,003
  Issuance of common stock                      2,708,826           127,662
Balance December 31, 1993                      46,619,457          $826,665



    The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock.
However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1993 approximately $10.6 million of retained earnings were restricted as to payment of cash dividends on common stock.

    Cash dividends on common stock were declared at an annual rate per share of $2.74, $2.68 and $2.62 for 1993, 1992 and 1991, respectively.

6.  PREFERRED STOCK (Subject to Purchase or Sinking Funds):

    The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend.
Retirements under sinking fund requirements are at par values.

    At any time when dividends have not been paid in full or declared and set apart for payment on all series of preferred stock, SCE&G may not redeem any shares of preferred stock (unless all shares of preferred stock then outstanding are redeemed) or purchase or otherwise acquire for value any shares of preferred stock except in accordance with an offer made to all holders of preferred stock. SCE&G may not redeem any shares of preferred stock (unless all shares of preferred stock then outstanding are redeemed) or purchase or otherwise acquire for value any shares of preferred stock (except out of monies set aside as purchase funds or sinking funds for one or more series of preferred stock) at any time when it is in default under the provisions of the purchase fund or sinking fund for any series of preferred stock.







    The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1994 through 1998 are summarized as follows:


Year                    Amount                  Year                 Amount
                          (Thousands of Dollars)

1994                   $2,504                   1997                $2,440
1995                    2,515                   1998                 2,440
1996                    2,482


    The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1993, 1992 and 1991 are summarized as follows:


                                          Number                Thousands
                                         of Shares             of Dollars
Balance December 31, 1990                1,050,201                $64,460
  Shares Redeemed:
   $100 par value                             (628)                   (63)
     50 par value                          (51,169)                (2,559)
Balance December 31, 1991                  998,404                 61,838
  Shares Redeemed:
   $100 par value                           (6,098)                  (610)
     50 par value                          (51,777)                (2,589)
Balance December 31, 1992                  940,529                 58,639
  Shares Redeemed:
   $100 par value                           (7,374)                  (737)
     50 par value                          (51,187)                (2,558)
Balance December 31, 1993                  881,968                $55,344


7.  INCOME TAXES:

    Total income tax expense for 1993, 1992 and 1991 is as follows:


                                                1993       1992       1991
                                                 (Thousands of Dollars)
Current taxes:
  Federal                                     $59,590    $67,240     $43,485
  State                                         6,409      8,146       5,284
    Total current taxes                        65,999     75,386      48,769
Deferred taxes, net:
  Federal                                      23,219    (11,888)     25,548
  State                                         6,003        413       4,653
    Total deferred taxes                       29,222    (11,475)     30,201
Investment tax credits:
Amortization of amounts deferred (credit)      (3,659)    (3,659)     (3,645)

           Total income tax expense           $91,562    $60,252     $75,325









    Total income taxes differ from amounts computed by applying the statutory
Federal income tax rate of 35% for 1993 and 34% for 1992 and 1991 to pretax income as follows:


                                              1993        1992        1991
                                                 (Thousands of Dollars)
Net income                                  $167,981    $117,590    $135,851
Total income tax expense:
  Charged to operating expenses               90,007      60,947      77,562
  Charged (credited) to other income           1,555        (695)     (2,237)
Preferred stock dividends                      6,217       6,473       6,706
    Total pretax income                     $265,760    $184,315    $217,882

Income taxes on above at statutory Federal
  Federal income tax rate                   $ 93,016     $62,667     $74,080
Increases (decreases) attributable to:
  Allowance for funds used during
    construction (excluding nuclear fuel)     (3,125)     (1,868)     (1,174)
  Deferred return on plant investment,
    net of amortization                        1,486       1,444       1,444
  Depreciation differences                     2,794       2,129       1,613
  Amortization of investment tax credits      (3,659)     (3,659)     (3,645)
  State income taxes (less Federal income
    tax effect)                                8,068       5,649       6,559
  Deferred income tax flowback at higher
    than statutory rates                      (4,411)     (5,565)     (3,226)
  Alternate fuel production tax credit        (1,373)       (275)       -
  Other differences, net                      (1,234)       (270)       (326)
    Total income tax expense                $ 91,562     $60,252     $75,325

     The Omnibus Budget Reconciliation Act was signed into law on August 10, 1993, increasing the corporate tax rate from 34% to 35% effective January 1, 1993. The impact of this change on the Company's financial position and results of operations was not material.

The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $559.6 million at December 31, 1993 determined in accordance with Statement No. 109 (see Note 1I) are as follows (thousands of dollars):



Deferred tax assets:
     Unamortized investment tax credits              $ 58,839
     Cycle billing                                     15,084
     Nuclear operations expenses                        4,908
     Deferred compensation                              5,315
     Uncollectible accounts                             1,892
     Other post retirement benefits                     1,631
     Injuries and damages                                 722
     Other                                              8,488
       Total deferred tax assets                       96,879

Deferred tax liabilities:
     Accelerated depreciation and amortization        604,091
     Intangible drilling costs                         15,768
     Reacquired debt                                    7,574
     Property taxes                                     6,406
     Pension expense                                    6,266
     Take-or-pay contracts                              4,528
     Nuclear system maintenance                         2,965
     Early retirement programs                          1,961
     Nuclear decontamination fund                       1,417
     Other                                              5,468
        Total deferred tax liabilities                656,444
Net deferred tax liability                           $559,565








     "Total deferred taxes" charged (credited) to income tax expense result from timing differences in recognition of the following items:


                                                   1992           1991
                                                  (Thousands of Dollars)

Charged (credited) to expense:
 Accelerated depreciation and
  amortization                                  $  2,313        $23,900
 Deferred fuel accounting                         (2,958)           461
 Property taxes                                      562          1,692
 Cycle billing                                    (1,321)         3,608
 Take-or-pay contracts                            (1,118)        (1,099)
 Intangible drilling costs                         5,122            276
 Nuclear refueling accrual                        (4,430)         2,052
 Electric rate refund                             (6,571)          -
 Injuries and damages                             (1,377)          -
 Other, net                                       (1,697)          (689)
   Total deferred taxes                         $(11,475)       $30,201


The Internal Revenue Service has examined and closed consolidated Federal income tax returns of the Company through 1989 and is currently examining the 1990 and 1991 Federal income tax returns. No adjustments are currently proposed by the examining agent. The Company does not anticipate that any adjustments which might result from this examination will have a significant impact on the earnings or financial position of the Company.

8. FINANCIAL INSTRUMENTS:

    The  carrying   amounts  and  estimated  fair values  of  the  Company's
financial  instruments  at December 31, 1993 and 1992 are as follows (thousands of dollars):


                                         1993                     1992
                                             Estimated               Estimated
                                 Carrying      Fair      Carrying      Fair
                                 Amount        Value      Amount       Value
Cash and temporary
  cash investments           $   20,766    $   20,766  $   32,050 $   32,050
Investments                       5,312        15,235       5,066     10,195
Short-term borrowings            43,019        43,019      41,156     41,156
Total Long-Term Debt          1,458,721     1,551,873   1,229,458  1,272,922
Total Preferred Stock
  (Subject to purchase
  or sinking funds)              55,344        51,618      58,639     53,771
Gas futures contracts               137           650         338        260


The information  presented herein  is based on  pertinent information  available to the  Company as of
December 31, 1993 and 1992.  Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since
December 31, 1993 and the current estimated fair value may differ significantly from the estimated fair value at that date.

The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

    Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes are valued at their carrying amount.






    Fair values of investments and long-term debt are based on quoted market prices for similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Investments which are not considered to be financial instruments (goodwill) have been excluded from the carrying amount and estimated fair value. Settlement of long-term debt may not be possible or may not be a prudent management decision.

    Short-term borrowings are valued at their carrying amount.

    The fair value of preferred stock (subject to purchase or sinking funds) and gas futures contracts is estimated on the basis of market prices.

    Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.


9.  SHORT-TERM BORROWINGS:

    The Company pays fees to banks as compensation for its lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit and short-term borrowings at December 31, 1993, 1992 and 1991 and for the years then ended are as follows:


                                               1993      1992      1991
                                                 (Millions of Dollars)

Authorized lines of credit at year-end        $175.0    $153.9    $141.7
Unused lines of credit at year-end            $148.0    $127.8    $141.6

Short-term borrowings (including
  commercial paper) during the year:
    Maximum outstanding                       $304.8    $143.0    $134.0
    Average outstanding                       $117.2    $ 75.3    $ 74.3
    Weighted average daily interest rates:
      Bank loans                                3.57%     4.47%     6.32%
      Commercial paper                          3.13%     3.69%     6.31%

Short-term borrowings outstanding at
  year-end:
    Bank loans                                $ 42.0    $ 41.1    $ 20.7
      Weighted average interest rate            3.71%     4.49%     5.89%
    Commercial paper                          $  1.0       -         -
      Weighted average interest rate            3.50%      -         -

10. COMMITMENTS AND CONTINGENCIES:

    A. Construction

    SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 and commercial operation is expected in late 1995 or early 1996. The estimated price of the Cope plant, excluding financing costs and AFC but including an allowance for escalation, is $450 million.
In addition, the transmission lines for interconnection with the Company's system are expected to cost $26 million.

    Under the Duke/Fluor Daniel contract SCE&G must make specified monthly minimum payments. These minimum payments do not include amounts for inflation on a portion of the contract which is subject to escalation (approximately 34% of the total contract amount). The aggregate amount of such required minimum payments remaining at December 31, 1993 is as follows (thousands of dollars):

                               1994   $168,152
                               1995     59,766
                               1996      5,603

                               Total  $233,521

Through December 31, 1993 SCE&G paid $142.0 million under the contract.

    B. Nuclear Insurance

    The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.4 billion.
Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $52.9 million per incident, but not more than $6.7 million per year.

    SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers
(ANI) providing combined property and decontamination insurance coverage of $1.4 billion for any losses in excess of $500 million pursuant to existing primary coverages (with ANI) on Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7 1/2 times its annual premium in the event of property damages loss to any nuclear generating facilities covered by NEIL. Based on the current annual premium, this retroactive premium would not exceed $8.1 million.

    To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a materially adverse impact on the Company's financial position.

    C. Litigation

    In January 1994 SCE&G, acting on behalf of itself and the PSA (as co-owners of Summer Station), reached a settlement with Westinghouse Electric Corporation (Westinghouse) resolving a dispute involving steam generators provided by Westinghouse to Summer Station which are defective in design, workmanship and materials. Terms of the settlement are confidential.
SCE&G had filed an action in May 1990 against Westinghouse in the U.S. District Court for South Carolina; an order dismissing this suit was issued on January 12, 1994.

    D.  Environmental

    As described in Note 1L, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period.

11. SEGMENT OF BUSINESS INFORMATION:

    Segment information at December 31, 1993, 1992 and 1991 and for the years then ended is as follows:

                                    1993
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  940,121   $320,195    $ 3,851    $1,264,167
Operating expenses,
  excluding depreciation
  and amortization               620,291    275,984      9,737       906,012
Depreciation and
  amortization                    97,849     14,820        175       112,844

Total operating expenses         718,140    290,804      9,912     1,018,856

Operating income (loss)       $  221,981   $ 29,391    $(6,061)      245,311

Add  - Other income, net                                              30,076
Less - Interest charges                                              101,189
     - Preferred stock dividends                                       6,217
Net income                                                        $  167,981


Capital expenditures:
 Identifiable                 $  279,082   $ 28,761    $   604    $  308,447

Utilized for overall Company operations                               13,934
Total                                                             $  322,381


Identifiable assets at
  December 31, 1993:
    Utility plant, net        $2,628,374   $312,437    $ 1,673    $2,942,484
    Inventories                   77,805     22,019        463       100,287
          Total               $2,706,179   $334,456    $ 2,136     3,042,771

Assets utilized for overall Company operations                       997,755
Total assets                                                      $4,040,526

                                    1992
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  829,477   $305,275    $ 3,623    $1,138,375
Operating expenses,
  excluding depreciation
  and amortization               554,897    256,178      9,205       820,280
Depreciation and
  amortization                    93,978     14,174        163       108,315

Total operating expenses         648,875    270,352      9,368       928,595

Operating income (loss)       $  180,602   $ 34,923    $(5,745)      209,780

Add  - Other income, net                                              11,883
Less - Interest charges                                               97,600
     - Preferred stock dividends                                       6,473
Net income                                                        $  117,590


Capital expenditures:
 Identifiable                 $  234,918   $ 33,495    $   346    $  268,759

Utilized for overall Company operations                                8,877
Total                                                             $  277,636


Identifiable assets at
  December 31, 1992:
    Utility plant, net        $2,456,691   $299,591    $ 1,240    $2,757,522
    Inventories                   82,717      8,155        481        91,353
          Total               $2,539,408   $307,746    $ 1,721     2,848,875

Assets utilized for overall Company operations                       708,846
Total assets                                                      $3,557,721

                                    1991
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  867,215   $  276,742  $  3,869   $1,147,826
Operating expenses,
  excluding depreciation
  and amortization               580,265      233,509     9,023      822,797
Depreciation and
  amortization                    88,803       13,720       146      102,669

Total operating expenses         669,068      247,229     9,169      925,466

Operating income (loss)       $  198,147   $   29,513  $ (5,300)     222,360

Add  - Other income, net                                              11,655
Less - Interest charges                                               91,458
     - Preferred stock dividends                                       6,706
Net income                                                        $  135,851


Capital expenditures:
 Identifiable                 $  205,704   $  25,380   $     89   $  231,173

Utilized for overall Company operations                                7,967
Total                                                             $  239,140


Identifiable assets at
  December 31, 1991:
    Utility plant, net        $2,333,877   $  280,805  $  1,073   $2,615,755
    Inventories                   83,637        7,242       476       91,355
          Total               $2,417,514   $  288,047  $  1,549    2,707,110

Assets utilized for overall Company operations                       598,752
Total assets                                                      $3,305,862

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                    1993
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $321,840   $280,382   $359,453  $302,492 $1,264,167
Operating
  income (000)             63,714     45,370     84,638    51,589    245,311
Net income (000)           45,110     26,909     64,427    31,535    167,981
Earnings per weighted
  average share of
  common stock
  as reported                1.02        .61       1.41       .68       3.72



                                    1992
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $297,414   $255,343   $305,594  $280,024 $1,138,375
Operating
  income (000)             56,978     40,203     64,486    48,113    209,780
Net income (000)           34,132     16,753     39,643    27,062    117,590
Earnings per weighted
  average share of
  common stock
  as reported                 .83        .41        .96       .64       2.84



SCHEDULE V
                                                 SCANA CORPORATION
                                           Property, Plant and Equipment
                                           Year Ended December 31, 1993

           Col. A                     Col. B           Col. C       Col. D          Col. E             Col. F

                                      Balance at                                                       Balance
                                      beginning                                   Other Changes        at close
       Classification                 of period       Additions   Retirements     add (deduct)         of period
                                                                                       (*)
Electric Utility Plant:
  Intangible Plant               $    2,526,525    $    387,277                  $    (58,121)    $    2,913,802
  Production Plant - Steam          669,646,783      59,629,602   $23,804,759                        705,413,505
  Production Plant - Nuclear        901,572,157       6,351,974     2,080,492                        905,843,639
  Production Plant - Hydraulic      252,749,355       1,300,683        57,399         (16,026)       253,976,613
  Other Production                   63,281,062         866,307         1,500        (899,820)        63,246,049
  Transmission                      307,889,993      14,609,788       218,883        (642,210)       321,638,688
  Distribution                      909,829,946      71,365,534     6,417,737         622,432        975,400,175
  General                            95,416,815       7,591,100     4,188,810         726,828         99,545,933
  Construction Work In Progress     214,684,529     109,652,365                                      324,336,894
  Plant Acquisition Adjustment          936,891                                                          936,891
    Total Electric Plant          3,418,534,056     271,754,630    36,769,580        (266,917)     3,653,252,189

Gas Utility Plant:
  Intangible Plant                    1,588,114           3,803         2,002           8,000          1,597,915
  Production Plant                   13,825,840         124,400     1,786,145                         12,164,095
  Storage Plant                      18,995,679      24,066,291                                       43,061,970
  Transmission                       95,108,042       4,894,565                                      100,002,607
  Distribution                      251,015,851      12,446,005       244,443                        263,217,413
  General                            31,050,085       1,452,363       990,665         (63,270)        31,448,513
  Construction Work in Progress      23,879,649     (14,226,589)                                       9,653,060
  Plant Acquisition Adjustment       37,141,178                                                       37,141,178
    Total Gas Plant                 472,604,438      28,760,838     3,023,255         (55,270)       498,286,751

Transit Utility Plant:
  Plant in Service                    3,286,740         820,846       338,083                          3,769,503
  Construction Work In Progress         346,440        (217,070)                                         129,370
       Total Transit Plant            3,633,180         603,776       338,083                          3,898,873

Common Utility Plant:
  Plant in Service                   65,124,200       9,842,345       512,645      (1,650,001)        72,803,899
  Construction Work in Progress      11,318,260       4,091,970                                       15,410,230
    Total Common Plant               76,442,460      13,934,315       512,645      (1,650,001)        88,214,129

Nuclear Fuel, Net                    39,916,340       7,325,982                   (18,155,649)        29,086,673

Total Utility Plant               4,011,130,474     322,379,541    40,643,563     (20,127,837)     4,272,738,615

Nonutility Property                 294,057,426     203,664,659    19,524,066           6,403        478,204,422

Total Property, Plant and
  Equipment                      $4,305,187,900    $526,044,200   $60,167,629   $ (20,121,434)    $4,750,943,037

(*) Includes accounting reclassification of property and equipment between various utility plant and nonutility plant classifications.





SCHEDULE V
                                                 SCANA CORPORATION
                                           Property, Plant and Equipment
                                           Year Ended December 31, 1992

           Col. A                     Col. B           Col. C       Col. D          Col. E             Col. F

                                      Balance at                                                       Balance
                                      beginning                                   Other Changes        at close
       Classification                 of period       Additions   Retirements     add (deduct)         of period
                                                                                       (*)
Electric Utility Plant:
  Intangible Plant               $    1,745,368    $    668,802                  $    112,355      $    2,526,525
  Production Plant - Steam          643,043,210      40,841,919   $ 14,653,122        414,776         669,646,783
  Production Plant - Nuclear        902,210,500      10,513,580     11,089,182        (62,741)        901,572,157
  Production Plant - Hydraulic      252,263,540         729,289         11,087       (232,387)        252,749,355
  Other Production                   60,580,141       3,495,438         72,541       (721,976)         63,281,062
  Transmission                      284,885,248      23,378,760        345,830        (28,185)        307,889,993
  Distribution                      836,231,555      80,261,671      6,726,789         63,509         909,829,946
  General                            86,645,581      12,212,253      2,218,502     (1,222,517)         95,416,815
  Construction Work In Progress     173,266,342      41,418,187                                       214,684,529
  Plant Acquisition Adjustment          936,891                                                           936,891
    Total Electric Plant          3,241,808,376     213,519,899     35,117,053     (1,677,166)      3,418,534,056

Gas Utility Plant:
  Intangible Plant                    1,257,968         330,146                                         1,588,114
  Production Plant                   13,189,114         677,519                       (40,793)         13,825,840
  Storage Plant                      18,837,405         119,974                        38,300          18,995,679
  Transmission                       90,424,973       4,683,069                                        95,108,042
  Distribution                      237,384,817      14,584,843        953,809                        251,015,851
  General                            29,036,158       2,630,570        801,843        185,200          31,050,085
  Construction Work in Progress      13,410,561      10,469,088                                        23,879,649
  Plant Acquisition Adjustment       37,141,178                                                        37,141,178
    Total Gas Plant                 440,682,174      33,495,209      1,755,652        182,707         472,604,438

Transit Utility Plant:
  Plant in Service                    3,626,110          25,203        364,573                          3,286,740
  Construction Work In Progress          25,422         321,018                                           346,440
       Total Transit Plant            3,651,532         346,221        364,573                          3,633,180

Common Utility Plant:
  Plant in Service                   59,209,415       6,427,058        564,596         52,323          65,124,200
  Construction Work in Progress       8,868,396       2,449,864                                        11,318,260
    Total Common Plant               68,077,811       8,876,922        564,596         52,323          76,442,460

Nuclear Fuel, Net                    41,708,502      21,398,027                   (23,190,189)         39,916,340

Total Utility Plant               3,795,928,395     277,636,278     37,801,874    (24,632,325)      4,011,130,474

Nonutility Property                 198,200,804     110,227,608      5,629,140     (8,741,846)        294,057,426

Total Property, Plant and
  Equipment                      $3,994,129,199    $387,863,886   $ 43,431,014   $(33,374,171)     $4,305,187,900

(*) Includes accounting reclassification of property and equipment between various utility plant and nonutility plant classifications.





SCHEDULE V
                                                 SCANA CORPORATION
                                           Property, Plant and Equipment
                                           Year Ended December 31, 1991

           Col. A                     Col. B           Col. C           Col. D          Col. E             Col. F

                                      Balance at                                                           Balance
                                      beginning                                       Other Changes        at close
       Classification                 of period       Additions       Retirements     add (deduct)         of period
                                                                                           (*)
Electric Utility Plant:
  Intangible Plant               $    1,498,215    $    247,153                                       $    1,745,368
  Production Plant - Steam          608,032,028      36,472,013       $ 3,099,376    $   1,638,545       643,043,210
  Production Plant - Nuclear        892,803,058      11,400,155         1,990,340           (2,373)      902,210,500
  Production Plant - Hydraulic      246,061,917       6,234,421            18,421          (14,377)      252,263,540
  Other Production                   24,719,968      36,664,254           151,891         (652,190)       60,580,141
  Transmission                      268,810,887      17,218,465           756,709         (387,395)      284,885,248
  Distribution                      767,262,239      75,701,545         6,388,466         (343,763)      836,231,555
  General                            78,793,632      10,608,300         2,751,716           (4,635)       86,645,581
  Construction Work In Progress     178,806,439      (5,540,097)                                         173,266,342
  Plant Acquisition Adjustment          936,891                                                              936,891
    Total Electric Plant          3,067,725,274     189,006,209        15,156,919          233,812     3,241,808,376

Gas Utility Plant:
  Intangible Plant                    1,250,262           7,706                                            1,257,968
  Production Plant                   13,707,848         132,278           651,012                         13,189,114
  Storage Plant                      18,001,686         835,719                                           18,837,405
  Transmission                       87,196,703       3,345,552           117,282                         90,424,973
  Distribution                      220,080,221      16,825,100           582,092        1,061,588       237,384,817
  General                            29,478,406       2,913,166         2,297,108       (1,058,306)       29,036,158
  Construction Work in Progress      12,089,655       1,320,906                                           13,410,561
  Plant Acquisition Adjustment       37,141,178                                                           37,141,178
    Total Gas Plant                 418,945,959      25,380,427         3,647,494            3,282       440,682,174

Transit Utility Plant:
  Plant in Service                    3,834,731         109,676           318,297                          3,626,110
  Construction Work In Progress          45,951         (20,529)                                              25,422

    Total Transit Plant               3,880,682          89,147           318,297                          3,651,532

Common Utility Plant:
  Plant in Service                   53,402,648       7,485,224           463,637       (1,214,820)       59,209,415
  Construction Work in Progress       5,522,233       3,346,163                                            8,868,396
    Total Common Plant               58,924,881      10,831,387           463,637       (1,214,820)       68,077,811

Nuclear Fuel, Net                    43,394,098      16,697,735                        (18,383,331)       41,708,502

Total Utility Plant               3,592,870,894     242,004,905        19,586,347      (19,361,057)    3,795,928,395

Nonutility Property                 154,328,719      49,430,865         3,758,158       (1,800,622)      198,200,804

Total Property, Plant and
  Equipment                      $3,747,199,613    $291,435,770       $23,344,505    $ (21,161,679)   $3,994,129,199

(*) Includes accounting reclassification of property and equipment between various utility plant and nonutility plant classifications.




SCHEDULE VI
                                                SCANA CORPORATION
                    Accumulated Depreciation and Amortization of Property, Plant and Equipment
                                           Year Ended December 31, 1993

           Col. A                   Col. B           Col. C         Col. D         Col. E          Col. F

                                    Balance at                                                     Balance
                                    beginning                                    Other Changes     at close
       Classification               of period       Additions     Retirements    add (deduct)      of period
                                                                      (*)

Electric Utility Plant:
  Intangible Plant                $      510,230  $    215,400                                $      725,630
  Production Plant - Steam           259,740,060    18,455,648    $26,303,096                    251,892,612
  Production Plant - Nuclear         258,546,891    27,136,078      4,336,461                    281,346,508
  Production Plant - Hydraulic        56,833,113     3,708,900        387,290                     60,154,723
  Other Production                    20,965,067     1,992,545         48,970                     22,908,642
  Transmission                        94,236,791     7,748,900        610,744                    101,374,947
  Distribution                       274,166,096    29,477,600      7,264,838                    296,378,858
  General                             35,824,269     6,112,419      3,690,790                     38,245,898
  Electric Plant Acquisition Adj.        936,891                                                     936,891
    Total Electric Plant           1,001,759,408    94,847,490     42,642,189                  1,053,964,709

Gas Utility Plant:
  Intangible Plant                       301,503       138,457                                       439,960
  Production Plant                     5,193,715      (207,747)       723,075                      4,262,893
  Storage Plant                       12,117,817       705,832                                    12,823,649
  Transmission                        54,755,006     2,176,154                                    56,931,160
  Distribution                        82,984,187     8,985,387        353,335                     91,616,239
  General                              9,683,858     1,612,342        494,489                     10,801,711
  Gas Plant Acquisition Adj.           7,977,791       997,039                                     8,974,830
    Total Gas Plant                  173,013,877    14,407,464      1,570,899                    185,850,442

Transit Utility Plant                  2,393,120       167,000        333,808                      2,226,312

Common Utility Plant:
  Common Plant                        21,919,678     2,711,444        395,972                     24,235,150
  Intangible Plant                     1,764,900       622,600                                     2,387,500
    Total Common Plant                23,684,578     3,334,044        395,972                     26,622,650

Total Utility Plant                1,200,850,983   112,755,998     44,942,868                  1,268,664,113

Nonutility Property                   57,484,833    45,179,825      1,267,901       176,130      101,572,887

Total Property, Plant and
  Equipment                       $1,258,335,816  $157,935,823    $46,210,769       176,130   $1,370,237,000

(*) After deduction of net salvage.





SCHEDULE VI
                                                SCANA CORPORATION
                    Accumulated Depreciation and Amortization of Property, Plant and Equipment
                                           Year Ended December 31, 1992

           Col. A                   Col. B           Col. C         Col. D         Col. E          Col. F

                                    Balance at                                                     Balance
                                    beginning                                    Other Changes     at close
       Classification               of period       Additions     Retirements    add (deduct)      of period
                                                                      (*)

Electric Utility Plant:
  Intangible Plant                $      483,330  $     26,900                                $      510,230
  Production Plant - Steam           260,113,888    15,938,325    $16,312,153                    259,740,060
  Production Plant - Nuclear         244,349,995    26,159,978     11,963,082                    258,546,891
  Production Plant - Hydraulic        53,551,159     3,474,075        192,121                     56,833,113
  Other Production                    18,442,317     2,636,400        113,650                     20,965,067
  Transmission                        87,812,534     7,068,000        643,743                     94,236,791
  Distribution                       251,465,003    28,531,200      5,830,107                    274,166,096
  General                             32,484,258     5,140,301      1,800,290                     35,824,269
  Electric Plant Acquisition Adj.        936,891                                                     936,891
    Total Electric Plant             949,639,375    88,975,179     36,855,146                  1,001,759,408

Gas Utility Plant:
  Intangible Plant                       188,424       113,079                                       301,503
  Production Plant                     4,968,219       226,954          1,458                      5,193,715
  Storage Plant                       11,428,054       689,763                                    12,117,817
  Transmission                        52,684,280     2,070,726                                    54,755,006
  Distribution                        74,813,415     9,170,397        999,625                     82,984,187
  General                              8,814,090     1,419,916        550,148                      9,683,858
  Gas Plant Acquisition Adj.           6,980,752       997,039                                     7,977,791
    Total Gas Plant                  159,877,234    14,687,874      1,551,231                    173,013,877

Transit Utility Plant                  2,579,278       146,500        332,658                      2,393,120

Common Utility Plant:
  Common Plant                        18,020,122     4,033,463        133,907                     21,919,678
  Intangible Plant                     1,160,900       604,000                                     1,764,900
    Total Common Plant                19,181,022     4,637,463        133,907                     23,684,578

Total Utility Plant                1,131,276,909   108,447,016     38,872,942                  1,200,850,983

Nonutility Property                   39,065,264    18,379,646        (39,058)     $    865       57,484,833

Total Property, Plant and
  Equipment                       $1,170,342,173  $126,826,662    $38,833,884      $    865   $1,258,335,816

(*) After deduction of net salvage.




SCHEDULE VI
                                                SCANA CORPORATION
                    Accumulated Depreciation and Amortization of Property, Plant and Equipment
                                           Year Ended December 31, 1991

           Col. A                   Col. B           Col. C         Col. D         Col. E          Col. F

                                    Balance at                                                     Balance
                                    beginning                                    Other Changes     at close
       Classification               of period       Additions     Retirements    add (deduct)      of period
                                                                      (*)

Electric Utility Plant:
  Intangible Plant                $      282,630  $    200,700                                $      483,330
  Production Plant - Steam           242,322,141    15,286,854    $(2,512,260)     $ (7,367)     260,113,888
  Production Plant - Nuclear         220,460,998    25,905,578      2,016,581                    244,349,995
  Production Plant - Hydraulic        50,787,917     3,478,800        715,558                     53,551,159
  Other Production                    17,204,322     1,591,396        353,401                     18,442,317
  Transmission                        82,003,719     6,616,800        807,985                     87,812,534
  Distribution                       232,605,806    26,114,400      7,255,203                    251,465,003
  General                             29,725,228     5,114,200      2,355,170                     32,484,258
  Electric Plant Acquisition Adj.        936,891                                                     936,891
    Total Electric Plant             876,329,652    84,308,728     10,991,638        (7,367)     949,639,375

Gas Utility Plant:
  Intangible Plant                        73,197       115,227                                       188,424
  Production Plant                     5,119,939       444,495        567,222       (28,993)       4,968,219
  Storage Plant                       10,752,371       675,683                                    11,428,054
  Transmission                        50,815,965     1,988,274        113,962        (5,997)      52,684,280
  Distribution                        67,334,482     8,338,800        859,867                     74,813,415
  General                              8,653,424     1,680,070      1,519,404                      8,814,090
  Gas Plant Acquisition Adj.           5,983,713       997,039                                     6,980,752
    Total Gas Plant                  148,733,091    14,239,588      3,060,455       (34,990)     159,877,234

Transit Utility Plant                  2,674,599       130,100        225,421                      2,579,278

Common Utility Plant:
  Common Utility Plant                14,793,032     3,723,000        495,910                     18,020,122
  Intangible Plant                       577,700       583,200                                     1,160,900
    Total Common Plant                15,370,732     4,306,200        495,910                     19,181,022

Total Utility Plant                1,043,108,074   102,984,616     14,773,424       (42,357)   1,131,276,909

Nonutility Property                   24,781,200    14,732,715        474,881        26,230       39,065,264

Total Property, Plant and
  Equipment                       $1,067,889,274  $117,717,331    $15,248,305      $(16,127)  $1,170,342,173

(*) After deduction of net salvage.



SCHEDULE X

                                                   SCANA CORPORATION
                                      Supplementary Income Statement Information
                                       Years Ended December 31, 1993, 1992, 1991

     Maintenance (including repairs) and provisions for depreciation and amortization of utility plant are shown separately in the accompanying consolidated statements of income, except for amounts charged to clearing and other accounts, which amounts are not significant.  Advertising expenses and royalties are not material.  Taxes other than income taxes are as follows (amounts for nonutility operations are not significant):

                                               Years Ended December 31,
                                            1993       1992         1991
                                               (Thousands of Dollars)

State electric generation tax              $ 6,129    $ 5,680      $ 5,633
General property taxes                      52,480     51,981       48,787
Special state utility license                1,941      2,102        1,710
Federal social security taxes                9,080      8,689        7,982
State gross receipts tax                     3,406      3,729        3,295
Franchise licenses                              95        341           89
Other taxes                                    495        518          974
  Total charged to operating expenses      $73,626    $73,040      $68,470







ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                         PART III

     The information required by Item 10, "Directors and Executive Officers of the Registrant," with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading
"Executive Officers of the Registrant" on page 26 herein. The other information required by Item 10, as well as that called for by Item 11, "Executive Compensation," Item 12, "Security
Ownership of Certain Beneficial Owners and Management" and Item
13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the captions "Election of Directors - Proposal 1," "Security Ownership of Certain
Beneficial Owners and Management," "Compensation of Directors,"
Compensation Committee Interlocks and Insider Participation,"
"Executive Compensation," "Description of Plan," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1994 definitive proxy statement which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the Report of the Management Development and Corporate Performance Committee and the Long-term Compensation Committee on Executive
Compensation and the Performance Graph included in the Company's
1994 Proxy Statement shall not be incorporated by reference into any such filings.


72






                                PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  Documents filed as a part of this report:

1.  Financial Statements and Schedules:  See Table of Contents of
    Consolidated Financial Statements and Supplementary Financial
    Data on page 38.

2.  Exhibits:

    Exhibits required to be filed with this Annual Report on Form
10-K are listed in the Exhibit Index following the signature page. Certain of such exhibits which have heretofore been filed with the SEC and which are designated by reference to their exhibit numbers in prior filings are incorporated herein by reference and made a part hereof.

Pursuant to Rule 15d-21 promulgated under the Securities Exchange
Act of 1934, the annual reports for the Company's employee stock purchase plan and employee stock ownership plan will be furnished under cover of Form 10-K/A to the Commission when the information becomes available.

For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities
Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-
92743 and 2-90618:

Insofar as indemnification for liabilities arising under the
Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the
foregoing provisions, or otherwise, the registrant has been
advised that in the opinion of the Securities and Exchange
Commission such indemnification is against public policy as
expressed in the Securities Act of 1933 and is, therefore,
unenforceable.  In the event that a claim for indemnification against such liabilities (other than the payment by the
registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of
any action, suit or    proceeding) is asserted by such director,
officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question
whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final
adjudication of such issue.

As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than $400,000,000, or 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

Reports on Form 8-K

The Company filed a report on Form 8-K on January 13, 1994 in response to Item 5, "Other Events" regarding SCE&G's settlement with Westinghouse Electric Corporation of a lawsuit relating to the steam generators provided to the Company's Summer Station.







                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)      SCANA CORPORATION

BY (SIGNATURE)    s/L. M. GRESSETTE, JR.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer, President and Director
DATE              February 15, 1994

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal executive officer:
BY (SIGNATURE)    s/L. M. GRESSETTE, JR.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer, President and Director
DATE              February 15, 1994

(ii) Principal financial and accounting officer:
BY (SIGNATURE)    s/W. B. TIMMERMAN
(NAME AND TITLE)  W. B. Timmerman, Senior Vice President and Controller-
                  Chief Financial Officer and Director
DATE              February 15, 1994

BY (SIGNATURE)    s/B. L. AMICK
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/W. B. BOOKHART, JR.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 15, 1994

BY (SIGNATURE)    s/W. T. CASSELS, JR.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 15, 1994
BY (SIGNATURE)    s/H. M. CHAPMAN
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/J. B. EDWARDS
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 15, 1994






BY (SIGNATURE)    s/E. T. FREEMAN
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/B. A. HAGOOD
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/W. Hayne HIPP
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/B. D. KENYON
(NAME AND TITLE)  B. D. Kenyon, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/F. C. McMASTER
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/HENRY PONDER
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/J. B. RHODES
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 15, 1994

BY (SIGNATURE)    s/E. C. WALL, JR.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 15, 1994

BY (SIGNATURE)    s/John A. WARREN
(NAME AND TITLE)  John A. Warren, Director
DATE              February 15, 1994



