Form 10-K/A
period 1993-12-31
SCANA CORP
filed 1994-04-28
CIK 754737

                     SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



                                 FORM 10-K/A


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

                                AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1993, as set forth in the pages attached hereto:

     (List all such items, financial statements, exhibits or other portions amended.)

Item 14:  Financial Statements of the Company's Stock Purchase-Savings Plan,
            Independent Auditors' Report and Consent thereto
          Financial Statements of the Company's Employee Stock Ownership Plan,
            Independent Auditors' Report and Consent thereto


                                 PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)  Documents filed as a part of this report:

     1. Financial Statements and Schedules: See Table of Contents of Consolidated Financial Statements and Supplementary Financial Data on page 38 of the Company's Annual Report on Form 10-K.

   * 3.  Exhibits:

         Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are incorporated herein by reference and made a part hereof.

     Pursuant to Rule 15d-21 promulgated under the Securities Exchange
     Act of 1934, the following financial statements for the Company's employee stock purchase plans will be furnished to the Commission when the information becomes available:

  ** The financial statements of the Company's Stock Purchase-Savings Plan for the year ended December 31, 1993 are incorporated herein by reference.

  ** The financial statements of the Company's Employee Stock Ownership Plan for the period ended May 5, 1993 are incorporated herein by reference.

     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-92743 and 2-90618:

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

(b)  The Company filed a report on Form 8-K on January 13, 1994 in response to
     Item 5. "Other Events" regarding SCE&G's settlement with Westinghouse Electric Corporation of a lawsuit relating to the steam generators provided to the Company's Summer Station.



    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended December 31, 1993, 1992 and 1991, together with related Notes and Independent Auditors' Report.


s/L. M. Gressette, Jr.
L. M. Gressette, Jr.
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee


                       INDEPENDENT AUDITORS' REPORT
SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the Statements of Financial Position of SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1993, 1992 and 1991, and the related Statements of Changes in Participants' Equity for the years then ended. These financial statements are the responsibility of the Committee for Administration of the Plan (the "Committee"). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant esti-mates made by the Committee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1993, 1992 and 1991 and its changes in participants' equity for the years then ended in conformity with generally accepted accounting principles.


s/Deloitte & Touche
DELOITTE & TOUCHE
Columbia, South Carolina
April 6, 1994

                              SCANA CORPORATION
                          STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                     As of December 31, 1993, 1992 and 1991
                            (Thousands of Dollars)



                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
                                   TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1993             PLAN        STOCK         BONDS       STOCK

         A S S E T S

Investments in Securities:
 SCANA Corporation - 3,538,723
  shares of common stock - at
  market value (cost - $125,260)
  (Note 3).......................  $176,051    $79,734                   $96,317
 United States Savings Bonds -
  Series E & EE - at cost........       393                  $393
    Total Investments in
     Securities..................   176,444     79,734        393         96,317
Cash.............................         5          3                         2
Receivable from Participants
 (Note 2)........................    14,089     14,068         21
Receivable from SCANA
 Corporation - Dividends.........     2,387      1,076                     1,311
       TOTAL.....................  $192,925    $94,881       $414        $97,630

PARTICIPANTS' EQUITY.............  $192,925    $94,881       $414        $97,630


See Notes to Financial Statements.




5









                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
                                   TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1992             PLAN        STOCK         BONDS       STOCK

         A S S E T S

Investments in Securities:
 SCANA Corporation - 3,072,460
  shares of common stock - at
  market value (cost - $104,038)
  (Note 3).......................  $124,435    $56,876                   $67,559
 United States Savings Bonds -
  Series E & EE - at cost........       399                  $399
    Total Investments in
     Securities..................   124,834     56,876        399         67,559
Cash.............................       250        249                         1
Receivable from Participants
 (Note 2)........................    12,681     12,660         21
Receivable from SCANA
 Corporation - Dividends.........     2,021        928                     1,093
       TOTAL.....................  $139,786    $70,713       $420        $68,653

        L I A B I L I T I E S
    A N D  P A R T I C I P A N T S'
            E Q U I T Y

Due to SCANA Corporation.........  $    246    $   246
Participants' Equity.............   139,540     70,467       $420        $68,653
       TOTAL.....................  $139,786    $70,713       $420        $68,653

See Notes to Financial Statements.














                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
                                   TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1991             PLAN        STOCK         BONDS       STOCK

         A S S E T S

Investments in Securities:
 SCANA Corporation - 2,802,556
  shares of common stock - at
  market value (cost - $89,542)
  (Note 3).......................  $124,013    $56,926                   $67,087
 United States Savings Bonds -
  Series E & EE - at cost........       419                  $419
    Total Investments in
     Securities..................   124,432     56,926        419         67,087
Receivable from Participants
 (Note 2)........................     7,160      7,148         12
Receivable from SCANA
 Corporation - Dividends.........     1,818        830                       988
       TOTAL.....................  $133,410    $64,904       $431        $68,075

        L I A B I L I T I E S
    A N D  P A R T I C I P A N T S'
            E Q U I T Y

Due to SCANA Corporation.........  $    435    $   435
Participants' Equity.............   132,975     64,469       $431        $68,075
       TOTAL.....................  $133,410    $64,904       $431        $68,075

See Notes to Financial Statements.









                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1993, 1992 and 1991
                              (Thousands of Dollars)




                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
        Year Ended                 TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1993             PLAN        STOCK         BONDS       STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 10,218     $ 5,128                  $ 5,090
Net Appreciation in Market
 Value of Common Stock of
 SCANA Corporation (Note 3).......   29,859      13,513                   16,346
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,869                                8,869
 Participating employees..........    9,755       9,755
      Total.......................   58,701      28,396                   30,305
Deduct:
 Distributions to participants....   17 547       6,172        $6         11,369
      Total.......................   17,547       6,172         6         11,369
Net Increase (Decrease)
 in Participants' Equity..........   41,154      22,224        (6)        18,936
Transfer of Net Assets from
 ESOP (Note 2)....................   12,231       2,190                   10,041
Participants' Equity, Beginning
 of Year..........................  139,540      70,467       420         68,653
Participants' Equity, End of
 Year............................. $192,925     $94,881      $414        $97,630

See Notes to Financial Statements.









                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
        Year Ended                 TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1992             PLAN        STOCK         BONDS       STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $  8,615     $ 4,328                  $ 4,287
Net Appreciation in Market
 Value of U. S. Savings
 Bonds (Note 6)...................        2                  $  2
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,816                                8,816
 Participating employees..........    9,647       9,647
      Total.......................   27,080      13,975         2         13,103
Deduct:
 Distributions to participants....    9,699       3,007        13          6,679
 Net Depreciation in Market Value
  of Common Stock of SCANA
  Corporation (Note 3)............   10,816       4,970                    5,846
      Total.......................   20,515       7,977        13         12,525
Net Increase (Decrease)
 in Participants' Equity..........    6,565       5,998       (11)           578
Participants' Equity, Beginning
 of Year..........................  132,975      64,469       431         68,075
Participants' Equity, End of
 Year............................. $139,540     $70,467      $420        $68,653

See Notes to Financial Statements.













                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
        Year Ended                 TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1991             PLAN        STOCK         BONDS       STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $  7,481     $ 3,712                  $ 3,769
Net Appreciation in Market Value
 of Common Stock of SCANA
 Corporation (Note 3).............   25,583      11,771                   13,812
Net Appreciation in Market
 Value of U. S. Savings
 Bonds (Note 6)...................        2                  $  2
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,450                                8,450
 Participating employees..........    8,362       8,362
      Total.......................   49,878      23,845         2         26,031
Deduct:
 Distributions to participants....    6,895       3,815        19          3,061
Net Increase (Decrease)
 in Participants' Equity..........   42,983      20,030       (17)        22,970
Participants' Equity, Beginning
 of Year..........................   89,992      44,439       448         45,105
Participants' Equity, End of
 Year............................. $132,975     $64,469      $431        $68,075

See Notes to Financial Statements.


                              SCANA CORPORATION
                         STOCK PURCHASE-SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS
             FOR THE YEARS ENDED DECEMBER 31, 1993, 1992 AND 1991

1.  Significant Accounting Policies:

     Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting.

     Investments

     Common stock investments in the accompanying financial statements are stated at market value and bonds are stated at cost which approximates fair value. Costs of administering the Stock Purchase Savings Plan (Plan) are paid by the Plan sponsor, SCANA Corporation (Company).

     Reclassifications

     Certain 1992 and 1991 amounts have been reclassified to conform with the 1993 presentation.

2.  Plan Information:

    The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. The Company and participating subsidiaries match employee contributions made through payroll deductions of up to 6% of eligible earnings. Employees may contribute additional amounts up to 9 eligible earnings (4% prior to October 11, 1991), but such additional contributions are not supplemented by the Company's and participating subsidiaries' contributions. Employee contributions are invested in common stock of the Company or, prior to November 1, 1988, such contributions could, in the alternative, have been invested in United States Savings Bonds. The Company's and participating subsidiaries' contributions are invested only in shares of common stock of the Company. Effective July 1, 1989, Company and participating subsidiaries' contributions are fully and immediately vested.

     The Plan, as amended, allows Participants to contribute up to 15% (10% prior to October 11, 1991) of eligible earnings on an after tax basis (Regular Savings) or before tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, Section 414(q) have been subject to Tax Deferred contribution limitations of 6% or less pursuant to the limitation of Code
Section 401(k)(3) and the Regulations thereunder. Regular Savings are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings are exempt from withholding of federal or state income tax. Participants may request a distribution of all securities and earnings credited to their Regular Savings accounts (cash is distributed for fractional shares; as of October 11, 1991, cash may also be distributed for whole shares) at the end of the second year following the Plan Year to which such accounts pertain.

     Participants may not request a distribution from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

     Participants may request a loan from their Tax Deferred and Regular Savings accounts. Loans are made available based on the asset value in a Participant's Tax Deferred and Regular Savings accounts at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing Participant; the Participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except a loan used to acquire the principal residence of the Participant may be extended to a maximum of 10 years. All payments of the loan, including interest, are used to repurchase shares of SCANA common stock on behalf of the Participant. A Participant may have no more than two loans from the Plan outstanding at a time. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or will be converted to taxable income on the distribution to the participant or the participant's beneficiary; if the terminating Participant elects to delay distribution (permissible when the present value of the Participant's vested accrued benefit exceeds $3,500), an unpaid loan balance may be converted to taxable income prior to the distribution of assets to the delinquent Participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

     Participants may request a distribution of all Company Contributions which have been in existence for two years following the close of the Plan Year during which they were made, even if they elected to contribute on a tax deferred basis. If the participant has participated in the Plan in excess of five years, all Company contributions, regardless of length of time in the Plan, are eligible for distribution.

     Distribution due to the death of the Participant will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the Participant.

     At December 31, 1993, 1992 and 1991, there were 1,112, 1,067 and 1,155 participants, respectively, (including former employees) in the Regular Savings Option and 3,287, 3,050 and 2,836 participants, respectively, in the Tax Deferred Savings Option. At March 1, 1994 all of the Company's and the Company's participating subsidiaries' 4,503 full time employees were eligible to participate in the Plan, and payroll deductions under the Plan were in effect for 4,071 employees. At the SCANA Board of Directors meeting held on August 25, 1993, the Board voted that all temporary employees hired in such capacity on or after October 30, 1993 shall not be permitted to participate in the Plan.

    The Plan, as amended through 1985, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust under Section 401(a) of the Internal Revenue Code and, as such, is exempt from federal income taxes under Section 501(a). Participants are not taxed on the income earned or Company contributions made for their accounts, pursuant to the provisions of
Section 401(a) of the Internal Revenue Code, until such time as the employees or their beneficiaries receive distributions from the Plan.

     At the SCANA Board of Directors meeting held on April 29, 1993 the Board voted that the SCANA Corporation Employee Stock Ownership Plan (ESOP) be merged with and into the Plan effective April 30, 1993. All remaining assets of the ESOP were transferred to the Plan on May 5, 1993. It is believed that this change will enhance the retirement savings purposes of those ESOP participants who have retained their matured shares in the ESOP rather than electing to receive them in distribution, while at the same time significantly reducing the administrative cost associated with these plans.

     The South Carolina National Bank served as Trustee for the Plan until December 18, 1991. Effective January 1, 1992, First Union National Bank of South Carolina became the Trustee pursuant to a Trust Agreement executed on December 16, 1991, and assumed certain Trustee functions within a transitional context from December 18th through 31st, 1991.

3.  Appreciation (Depreciation) in Market Value of Common Stock:

     The cost, market value and appreciation (depreciation) in market value of common stock of SCANA Corporation as of and for the years ended December 31, 1993, 1992 and 1991 is summarized as follows:

                                                           Market     Excess of Market
                                   Number                Quotation    Value Over Cost
(Thousands of Dollars)           of Shares    Cost         Value     (Cost Over Market)

December 31, 1993:
  Employee                       1,602,695   $ 59,045    $ 79,734          $ 20,689
  Company                        1,936,028     66,215      96,317            30,102
    Total                        3,538,723   $125,260    $176,051          $ 50,791



December 31, 1992:               3,072,460   $104,038    $124,435          $ 20,397

Increase in Unrealized Appreciation, Net.................................  $ 30,394
Unrealized Appreciation on Shares Transferred from ESOP (Note 2).........    (7,010)
Appreciation Realized on Withdrawals.....................................     6,475
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1993..............................................  $ 29,859

December 31, 1991:               2,802,556   $ 89,542    $124,013          $ 34,471

Decrease in Unrealized Appreciation, Net.................................  $(14,074)
Appreciation Realized on Withdrawals.....................................     3,258
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1992..............................................  $(10,816)

December 31, 1990:               2,449,238   $ 74,096    $ 84,805          $ 10,709

Increase in Unrealized Appreciation, Net.................................  $ 23,762
Appreciation Realized on Withdrawals.....................................     1,821
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1991..............................................  $ 25,583


4.  Contributions Forfeited:

     Prior to July 1989, those participants who removed unmatured shares from the Stock Purchase-Savings Plan forfeited the unmatured Company matching shares. These forfeited shares were then held by the Trustee in a separate account which continued to earn dividends. When the Plan was amended in July 1989 to allow for 100% vesting, forfeitures were eliminated and the forfeiture account remained idle except for earnings. In 1991 the shares in this account were allocated to currently active participants.

5.   Accounts Payable to Participants and Former Participants:

     The Plan is obligated to deliver to a participant all securities and cash attributable to the savings to which the distribution applies. The Plan does not guarantee that market value of the securities at date of distribution will equal or exceed cost. Amounts included in participants' equity to be distributed to participants and former participants were $1,890,124, $761,982 and $579,519 at December 31, 1993, 1992 and 1991, respectively.

6.   Appreciation in Market Value of U. S. Savings Bonds:

     Investments in U. S. Savings Bonds are reported at cost. When a participant requests a loan, the U. S. Savings Bonds are redeemed at their market value (cost plus interest earned) and the cash is provided to the participant. Therefore, although the U. S. Savings Bonds are reported at cost, appreciation is realized when the bonds are redeemed for purposes of providing a loan.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Employee Stock Ownership Plan for the period ended May 5, 1993 and the years ended December 31, 1992 and 1991, together with the Independent Auditors' Report.



s/W. B. Timmerman
W. B. Timmerman
Plan Administrator of
SCANA Corporation
Employee Stock Ownership Plan


                       INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
EMPLOYEE STOCK OWNERSHIP PLAN:


We have audited the Statements of Net Assets of SCANA Corporation Employee Stock Ownership Plan (the "Plan") as of May 5, 1993 and December 31, 1992 and 1991 and the related Statements of Changes in Net Assets for the period January 1, 1993 through May 5, 1993 and for the years ended December 31, 1992 and 1991. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the net assets of the Plan as of May 5, 1993 and December 31, 1992 and 1991 and the changes in its net assets for the period January 1, 1993 through May 5, 1993 and for the years ended December 31, 1992 and 1991 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of reportable transactions for the period January 1, 1993 through May 5, 1993 is presented for the purpose of additional analysis and is not a required part of the basic financial statements, but is supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This schedule is the responsibility of the Plan's management. Such schedule has been subjected to the auditing procedures applied to our audit of the basic 1993 financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

The Plan was merged into the SCANA Corporation Stock Purchase Savings Plan
(SPSP) effective April 30, 1993, and all Plan assets were transferred to that Plan on May 5, 1993, as described in Note 1 to the financial statements.



s/Deloitte & Touche
DELOITTE & TOUCHE
Columbia, South Carolina
October 1, 1993

                              SCANA CORPORATION
                        EMPLOYEE STOCK OWNERSHIP PLAN
                          STATEMENTS OF NET ASSETS
                    MAY 5, 1993, DECEMBER 31, 1992 and 1991


                                                 May 5,   December   December
                                                  1993      1992       1991
                                                    (Thousands of Dollars)

INVESTMENTS IN SCANA CORPORATION COMMON
  STOCK - At market value
  (Cost, 1993 - $  -  ; 1992 - $5,345;
  1991 - $5,906) (Note 4)....................   $  -      $10,952    $13,098

CASH.........................................                   9          9

DUE FROM SCANA CORPORATION:
  Dividends receivable on common stock.......      -          181        194
      TOTAL..................................      -       11,142     13,301

LESS:
DUE TO SCANA CORPORATION:
  Accrued expenses incurred in administering
   the Plan..................................      -           93         43
ACCRUED DISTRIBUTIONS PAYABLE TO
  PARTICIPANTS...............................      -           73        457
ACCRUED DIVIDENDS PAYABLE....................      -          181        194
      TOTAL..................................      -          347        694

NET ASSETS...................................   $  -      $10,795    $12,607




See Notes to Financial Statements.



                             SCANA CORPORATION
                        EMPLOYEE STOCK OWNERSHIP PLAN
                     STATEMENTS OF CHANGES IN NET ASSETS
            FOR THE PERIOD JANUARY 1, 1993 THROUGH MAY 5, 1993 AND
                  THE YEARS ENDED DECEMBER 31, 1992 and 1991


                                                1993     1992     1991
                                                (Thousands of Dollars)

INCREASES:
  Dividend income...........................  $   182  $   743  $   789
  Interest income...........................      -        -          1
  Appreciation (depreciation) in market
   value of investments:
    Realized (Note 5).......................    7,120      496    1,431
    Unrealized (Note 4).....................   (5,607)  (1,585)   1,436

      TOTAL.................................    1,695     (346)   3,657

DECREASES:
  Distributions of stock to participants, at
   market value.............................      170      672      999
  Distributions of dividends................      182      701      755
  Expenses incurred in administering the
   Plan.....................................      (93)      93       43
  Distribution to SCANA Stock Purchase
   Savings Plan (Notes 1 and 5).............   12,231     -        -

      TOTAL.................................   12,490    1,466    1,797

INCREASE (DECREASE) IN NET ASSETS...........  (10,795)  (1,812)   1,860

NET ASSETS BEGINNING OF YEAR................   10,795   12,607   10,747

NET ASSETS END OF PERIOD....................  $  -     $10,795  $12,607



See Notes to Financial Statements.


                             SCANA CORPORATION
                        EMPLOYEE STOCK OWNERSHIP PLAN
                        NOTES TO FINANCIAL STATEMENTS
             FOR THE PERIOD JANUARY 1, 1993 THROUGH MAY 5, 1993
               AND THE YEARS ENDED DECEMBER 31, 1992 and 1991


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    The Plan

  SCANA Corporation's Employee Stock Ownership Plan (the Plan) was originally adopted on September 15, 1976, by the Board of Director of South Carolina Electric & Gas Company (SCE&G) to be effective January 1, 1975 for all employees of SCE&G and its wholly owned subsidiaries. The Plan was amended on January 29, 1985, effective December 31, 1984, to reflect SCANA Corporation (Company) as successor corporation to SCE&G under the Plan.

  Prior to January 1, 1983, annual contributions to the Plan were based on additional investment tax credits as provided in the "Tax Reduction Act of 1975" and the "Tax Reform Act of 1976." The investment-based tax credit for contributions to an employee stock ownership plan (ESOP) terminated at the end of 1982 and was replaced with a payroll-based tax credit through the Economic Recovery Tax Act of 1981 (ERTA). The payroll-based tax credit expired on January 1, 1987, terminating the further acquisition of shares of stock by the Plan.

  All Company contributions were made either in the form of common stock of the Company or cash that was invested in common stock of the Company.
  The Plan provides for immediate vesting, and distributions are generally made at the end of the seventh year following the Plan year during which the contribution was made, or earlier for reasons of retirement or termination of employment. Dividends on Participant's shares held by the Plan are paid currently. Costs of administering the Plan are paid by SCANA Corporation.

  On August 28, 1985, the Plan was amended to allow participants to defer distributions by not more than one year, or, if later, a taxable year in which there will be a lump-sum distribution from another qualified plan maintained by the Company. Also, in the event of the death of a participant, distribution will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the participant.

  At the SCANA Board of Directors meeting held on April 29, 1993, the
  Board voted that the Plan be merged with and into the SCANA Corporation Stock Purchase Savings Plan (SPSP) effective April 30, 1993. All remaining assets of the Plan were transferred to the SPSP on May 5, 1993. It is believed that this will enhance the retirement of those Plan participants who have retained their matured shares in the Plan rather than electing to receive them in distribution, while at the same time significantly reducing the administrative cost associated with this plan.

  At December 31, 1992, and 1991 there were approximately 3,263 and 3,346 participants, respectively, in the Plan.

Basis of Accounting

  The financial statements of the Plan are prepared on the accrual basis of accounting. Investments in the accompanying financial statements are stated at market values (New York Stock Exchange) as of year-end. Unrealized appreciation (depreciation) of investments has been included in the statements of changes in net assets. Realized appreciation (depreciation) is calculated as the difference between the market value and historical cost of shares distributed.

2.  THE TRUSTEE:

  In accordance with terms of a trust agreement, the South Carolina National Bank served as Trustee for the Plan until December 18, 1991, holding all investments and making all distributions to participants. Effective January 1, 1992, First Union National Bank of South Carolina became Trustee pursuant to a Trust Agreement executed on December 16, 1991, and assumed certain Trustee functions within a transitional context from December 18th through 31st, 1991.

3.TAX CONSEQUENCES OF THE PLAN:

  The Plan, as amended thru July 1, 1985, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust and, as such, is exempt from federal income taxes. Employees are not taxed on Company contributions made for their accounts until such time as the employees or their beneficiaries receive distributions from the Plan.

4.INVESTMENTS AND UNREALIZED APPRECIATION (DEPRECIATION) IN MARKET
  VALUE OF INVESTMENTS:

  At May 5, 1993, December 31, 1993, and December 31, 1992 the cost, market value and unrealized appreciation (depreciation) in market value of investments in common stock of the Company were as follows: (Dollars in thousands)

                                                                  Change in
                Number                             Accumulated    Unrealized
                 of                     Market     Unrealized   (Depreciation)
               Shares        Cost       Value    Appreciation    Appreciation

  1993          -         $  -       $  -         $   -           $(5,607)
  1992       270,426       5,345      10,952        5,607          (1,585)
  1991       295,996       5,906      13,098        7,192           1,436

5.TRANSACTIONS IN COMMON STOCK:

  Transactions in the common stock of the Company during the periods ended May 5, 1993 and December 31, 1993 and 1992 were as follows: (Dollars in thousands)


                                               Distributions to
                                               Participants (Actual)

                                      1993           1992           1991

  Shares                              5,468         25,570        113,732

  Cost                              $   123       $    561        $ 2,526

  Market Value at
    Date of Transaction             $   243       $  1,057        $ 3,957

  Realized Appreciation             $   120       $    496        $ 1,431



  A total of 265,149 shares with a market value of $12,229,998 and cost of approximately $5,230,278 was transferred to the SPSP on May 5, 1993.

                    SCANA CORPORATION EMPLOYEE STOCK OWNERSHIP PLAN

                          SCHEDULE OF REPORTABLE TRANSACTIONS

                     FOR THE PERIOD JANUARY 1, 1993 THROUGH MAY 5, 1993

                                                                                  Current Value
 Identity of         Description       Purchase      Selling       Cost of         of Asset on         Net Gain
Party Involved        of Asset           Price        Price         Asset        Transaction Date      or Loss


SCANA SPSP           Common Stock          -             -       $5,230,278       $12,229,998         $6,999,720


