Form 10-Q
period 1994-03-31
SCANA CORP
filed 1994-05-11
CIK 754737

                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549



                               FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended   March 31, 1994


                                     OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                 to


                     Commission file number 1-8809


                              SCANA Corporation
          (Exact name of registrant as specified in its charter)


South Carolina                                         57-0784499
(State or other jurisdiction                         (I.R.S. Employer
of incorporation or organization)                    Identification No.)


1426 Main Street,    Columbia, South Carolina                29201
(Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code       (803)  748-3000


Former name, former address and former fiscal year, if changed since last report.


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X    .  No         .


          APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS:
     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of
securities under a plan confirmed by a court.  Yes      .  No      .


             APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      47,141,508 Common Shares, without par value, as of April 30, 1994

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1994 and
              December 31, 1993........................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended March 31, 1994 and 1993............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended March 31, 1994 and 1993............................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  13

     Item 6.  Exhibits and Reports on Form 8-K.........................  13

     Signatures........................................................  14

     Exhibit Index.....................................................  15

                                           PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1994 and December 31, 1993
                                         (Unaudited)
                                                                 March 31,      December 31,
                                                                   1994            1993
ASSETS                                                             (Thousands of Dollars)
Utility Plant:
  Electric...................................................   $3,327,668      $3,328,915
  Gas........................................................      452,607         451,493
  Transit....................................................        3,770           3,769
  Common.....................................................       73,396          72,804
    Total....................................................    3,857,441       3,856,981
  Less accumulated depreciation and amortization.............    1,281,346       1,259,689
    Total....................................................    2,576,095       2,597,292
  Construction work in progress..............................      420,164         349,530
  Nuclear fuel, net of accumulated amortization..............       33,689          29,087
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       27,917          28,166
       Utility Plant, Net....................................    3,057,865       3,004,075

Nonutility Property and Investments (net of accumulated
  depreciation and depletion)................................      396,314         393,728

Current Assets:
  Cash and temporary cash investments........................       35,828          20,766
  Receivables................................................      157,440         174,121
  Inventories (at average cost):
    Fuel.....................................................       45,758          62,977
    Materials and supplies...................................       46,581          46,890
  Prepayments................................................       24,982          21,826
  Accumulated deferred income taxes..........................         -              8,607
       Total Current Assets..................................      310,589         335,187

Deferred Debits:
  Unamortized debt expense...................................       12,855          13,076
  Unamortized deferred return on plant investment............       13,799          14,860
  Nuclear plant decommissioning fund.........................       26,423          25,103
  Other......................................................      251,325         254,497
       Total Deferred Debits.................................      304,402         307,536
                 Total.......................................   $4,069,170      $4,040,526







See notes to consolidated financial statements.








                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1994 and December 31, 1993
                                        (Unaudited)

                                                                  March 31,     December 31,
                                                                    1994           1993
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (Without par value).........................    $  840,027     $  826,665
    Retained earnings........................................       523,402        506,380
     Total Common Equity.....................................     1,363,429      1,333,045
  Preferred stock (Not subject to purchase or sinking funds).        26,027         26,027
     Total Stockholders' Investment..........................     1,389,456      1,359,072
Preferred stock, net (Subject to purchase or sinking funds)..        51,079         52,840
Long-term debt, net..........................................     1,365,630      1,424,399
       Total Capitalization..................................     2,806,165      2,836,311

Current Liabilities:
  Short-term borrowings......................................       105,705         43,019
  Current portion of long-term debt..........................        92,063         34,322
  Current portion of preferred stock.........................         2,496          2,504
  Accounts payable...........................................        78,406        129,495
  Estimated rate refunds and related interest................         1,782          2,509
  Customer deposits..........................................        13,630         13,498
  Taxes accrued..............................................        27,212         50,063
  Interest accrued...........................................        27,946         21,784
  Dividends declared.........................................        34,461         33,637
  Accumulated deferred income taxes..........................         6,202           -
  Other......................................................        15,048         12,649
       Total Current Liabilities.............................       404,951        343,480

Deferred Credits:
  Accumulated deferred income taxes..........................       567,436        568,172
  Accumulated deferred investment tax credits................        94,069         94,981
  Accumulated reserve for nuclear plant decommissioning......        26,423         25,103
  Other......................................................       170,126        172,479
       Total Deferred Credits................................       858,054        860,735
                 Total.......................................    $4,069,170     $4,040,526



See notes to consolidated financial statements.





                                  SCANA CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                       For the Periods Ended March 31, 1994 and 1993
                                    (Unaudited)


                                                                    Three Months Ended
                                                                         March 31,
                                                                   1994            1993
                                                                 (Thousands of Dollars,
                                                                 Except Per Share Amounts)

OPERATING REVENUES:
  Electric....................................................   $234,859        $207,556
  Gas.........................................................    111,429         113,496
  Transit.....................................................      1,021             788
       Total Operating Revenues...............................    347,309         321,840

OPERATING EXPENSES:
  Fuel used in electric generation............................     56,983          51,403
  Purchased power.............................................      4,785           2,778
  Gas purchased for resale....................................     68,750          68,584
  Other operation.............................................     54,855          50,268
  Maintenance.................................................     15,486          16,494
  Depreciation and amortization...............................     29,738          28,218
  Income taxes................................................     28,092          21,096
  Other taxes.................................................     19,222          19,285
       Total Operating Expenses...............................    277,911         258,126

OPERATING INCOME..............................................     69,398          63,714

OTHER INCOME:
  Allowance for equity funds used
    during construction.......................................      2,110           2,672
  Other income, net of income taxes...........................      6,340           5,638
       Total Other Income.....................................      8,450           8,310

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS...................................     77,848          72,024

INTEREST CHARGES (CREDITS):
  Interest expense............................................     27,865          27,392
  Allowance for borrowed funds used
    during construction.......................................     (1,680)         (2,045)
       Total Interest Charges, Net............................     26,185          25,347

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY.....................................     51,663          46,677
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)................................     (1,539)         (1,567)
NET INCOME....................................................     50,124          45,110

RETAINED EARNINGS AT BEGINNING OF PERIOD......................    506,380         462,893
COMMON STOCK CASH DIVIDENDS DECLARED..........................    (33,102)        (30,311)
RETAINED EARNINGS AT END OF PERIOD............................   $523,402        $477,692

NET INCOME....................................................   $ 50,124        $ 45,110
WEIGHTED AVERAGE NUMBER OF COMMON SHARES
  OUTSTANDING (THOUSANDS).....................................     46,846          44,111
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK.............................................   $   1.07        $   1.02
CASH DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK................................................   $  0.705        $  0.685


See notes to consolidated financial statements.



5




                                 SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended March 31, 1994 and 1993
                                     (Unaudited)
                                                            Three Months Ended
                                                                 March 31,
                                                             1994        1993
                                                         (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................ $  50,124   $  45,110
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............    46,571      34,067
    Amortization of nuclear fuel........................     3,835       3,536
    Deferred income taxes, net..........................    13,834      26,903
    Deferred investment tax credits, net................      (911)       (914)
    Net regulatory asset-adoption of SFAS No. 109.......      (361)    (10,483)
    Dividends declared on preferred stock of subsidiary.     1,539       1,567
    Equity (earnings) losses of investees...............      (109)        (42)
    Nuclear refueling accrual...........................     1,756         534
    Allowance for funds used during construction........    (3,790)     (4,717)
    Over (under) collections, fuel adjustment clause....     6,051       4,874
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................    13,806      13,315
     (Increase) decrease in inventories.................    17,528       3,236
     Increase (decrease) in accounts payable............   (51,030)    (26,410)
     Increase (decrease) in estimated rate refunds
       and related interest.............................      (727)    (14,146)
     Increase (decrease) in taxes accrued...............   (22,851)    (36,856)
     Increase (decrease) in interest accrued ...........     6,162      (7,703)
    Other, net..........................................    (1,705)     (9,226)
Net Cash Provided From Operating Activities.............    79,722      22,645

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures........................................   (86,772)    (59,674)
  Increase in other property and investments............   (23,470)    (15,829)
  Principal noncash item:
    Allowance for funds used during construction........     3,790       4,717
Net Cash Used For Investing Activities..................  (106,452)    (70,786)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of common stock............................    16,170      14,206
    Issuance of notes and loans.........................    60,000      60,000
  Repayments:
    Redemption of bank note.............................   (62,000)    (62,887)
    Other long-term debt................................      (284)        (58)
    Preferred stock.....................................    (1,770)     (1,764)
  Dividend payments:
    Common stock........................................   (31,934)    (29,420)
    Preferred stock of subsidiary.......................    (1,558)     (1,606)
  Short-term borrowings, net............................    62,686      54,994
  Fuel financings, net..................................       482       5,914
Net Cash Provided From Financing Activities.............    41,792      39,379

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................    15,062      (8,762)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........    20,766      32,050

CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31......... $  35,828   $  23,288

 SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest.............................. $  21,410   $  34,833
                - Income taxes..........................     3,424       9,997

See notes to consolidated financial statements.



                      SCANA CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       March 31, 1994
                        (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             A.   Principles of Consolidation:

             The accounts of the Company and its wholly owned subsidiaries are consolidated in the accompanying Consolidated Financial Statements. Certain investments are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation.

             B. In January 1994 the Company signed an agreement to sell in 1994 substantially all of the real estate assets of SCANA Development Corporation to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million.
             On March 4, 1994 the Company and Liberty amended the agreement regarding the sale. Under the terms of the amended agreement certain projects currently under construction will be excluded from the transaction and the sales price will be $49.6 million. All of the sales price will be received at the time of closing. The transaction will not have a material impact on the Company's financial position or results of operation.

             C.   Reclassifications:

             Certain amounts from prior periods have been reclassified to conform with the 1994 presentation.

2.           RATE MATTERS:

             With respect to rate matters at March 31, 1994, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No changes have occurred with respect to those matters as reported therein except as shown below.

             On March 31, 1994 SCE&G filed an application with The South Carolina Public Service Commission (PSC) for the elimination of the $.40 fare for low income riders of SCE&G's transit system. A hearing is scheduled for May 31, 1994.

3.           RETAINED EARNINGS:

             The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1994 approximately $10.7 million of retained earnings were restricted as to payment of cash dividends on common stock.

4.           COMMITMENTS AND CONTINGENCIES:

             With respect to commitments at March 31, 1994, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No significant changes have occurred with respect to those matters as reported therein.

             A.  Nuclear Insurance

             The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.4 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $52.9 million per incident but not more than $6.7 million per year. SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $1.4 billion for any losses in excess of $500 million pursuant to existing primary coverages (with ANI) on Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facilities covered by NEIL. Based on the current annual premium, this retroactive premium would not exceed approximately $8.1 million.

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

             B.  Environmental

             The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup (approximately $22.9 million) relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten year period.

                         SCANA CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Material Changes in Capital Resources and Liquidity
           From December 31, 1993 to March 31, 1994

Liquidity and Capital Resources

     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate relief.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the three months ended March 31, 1994 and 1993:


                                                   Three Months Ended
                                                       March 31,
                                                    1994         1993
                                                 (Thousands of Dollars)

Net cash provided from operating activities     $ 79,722     $ 22,645
Net cash provided from financing activities       41,792       39,379
Cash and temporary cash investments available
  at the beginning of the period                  20,766       32,050

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                     $142,280     $ 94,074


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $ 82,982     $ 54,957

Funds used for nonutility property
  additions                                     $ 23,090     $ 12,147



     The Company anticipates that the remainder of its 1994 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended March 31, 1994 was 3.51.

     On January 14, 1994 the Company closed unsecured bank loans of $30 million, $15 million and $15 million, due January 13, 1995, and used the proceeds to pay off a loan in a like total amount. The interest rate for each loan is the twelve month LIBOR plus 18.75,
20.00 and 20.00 basis points, respectively, and is fixed for the duration of the loan.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                           SCANA CORPORATION
                         Results of Operations
               For the Three Months Ended March 31, 1994
            As Compared to the Corresponding Period in 1993

Earnings and Dividends

     Net income for the three months ended March 31, 1994 increased approximately $5.0 million when compared to the corresponding period in 1993 primarily due to higher electric margins.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 5% and 7% of income before income taxes for the three months ended March 31, 1994 and 1993, respectively.

     On February 15, 1994 the Company's Board of Directors declared a quarterly dividend on common stock of 70 1/2 cents per share for the quarter ended March 31, 1994. The dividend was paid on April 1, 1994 to common stockholders of record on March 10, 1994.

     On April 28, 1994 the Company's Board of Directors declared a quarterly dividend on common stock of 70 1/2 cents per share for the quarter ended June 30, 1994. The dividend is payable on July
1, 1994 to common stockholders of record on June 10, 1994.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1994 when compared to the corresponding period in 1993 was as follows:


                                             Three Months
                                           Change    % Change
                                        (Millions)

Electric operating revenues                $27.3        13.2
Less:  Fuel used in electric
         generation                          5.6        10.9
       Purchased power                       2.0        72.2

Margin                                     $19.7        12.9

     The increase in electric sales margin for the three months ended March 31, 1994 compared to the corresponding period in 1993 is primarily due to higher kilowatt hour sales due to increased customer usage associated with a period of extremely cold weather during the first quarter of 1994. In addition, the electric sales margin includes an increase in retail electric rates which was effective beginning in June 1993.

     The change in the gas sales margin for the three months ended March 31, 1994 when compared to the corresponding period in 1993 was as follows:



                                               Three Months
                                            Change    % Change
                                          (Millions)

Gas operating revenues                      $(2.0)      (1.8)
Less:  Gas purchased for resale               0.2        0.2

Margin                                      $(2.2)      (5.0)


     The decrease in the gas sales margin for the three month comparison is primarily a result of a reduction in South Carolina Pipeline Corporation's sales during the first quarter of 1994 due to the competitiveness of alternative fuels. The gas sales margin also reflects increased residential sales partially offset by reduced recoveries under the weather normalization adjustment, both due to colder weather during the first quarter of 1994.

Other Operating Expenses

     Increases in other operating expenses, including taxes, for the three months ended March 31, 1994 compared to the corresponding period in 1993 are presented in the following table:


                                                   Three Months
                                               Change       % Change
                                             (Millions)

Other operation and maintenance                $ 3.6          5.4
Depreciation and amortization                    1.5          5.4
Income taxes                                     7.0         33.2
Other taxes                                     (0.1)        (0.3)

Total                                          $12.0          8.9


     Other operation and maintenance expenses for the three months ended March 31, 1994 increased primarily due to an increase in employee-related expenses. The depreciation and amortization increase for the three months reflects additions to plant in service. The increase in income tax expense for the three month comparison corresponds to the increases in income and reflects the increase in the corporate tax rate from 34% to 35% which was recorded in August 1993 and was retroactive to January 1, 1993.

                         SCANA CORPORATION

                              Part II

                         OTHER INFORMATION


Item 1.    Legal Proceedings

                     For information regarding legal proceedings see Note 2 "Rate Matters" and Note 4 "Commitments and Contingencies" of Notes to Consolidated Financial Statements.

Items 2, 3, 4, and 5 are not applicable.

Item 6.    Exhibits and Reports on Form 8-K

              A.  Exhibits

                     Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

              B.  Reports on Form 8-K

                     The Company filed a report on Form 8-K on January 13, 1994 in response to Item 5, "Other Events" regarding SCE&G's settlement with Westinghouse Electric Corporation of a lawsuit relating to the steam generators provided to SCE&G's Summer Station.

                         SCANA CORPORATION


                            SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     SCANA CORPORATION
                                       (Registrant)


May 11, 1994                    By:  s/W. B. Timmerman
                                     W. B. Timmerman, Executive
                                     Vice President, Chief
                                     Financial Officer and
                                     Controller
                                     (Principal Financial Officer)



14