Form 10-Q
period 1994-06-30
SCANA CORP
filed 1994-08-12
CIK 754737

                           SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549



                                        FORM 10-Q



(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


        For the quarterly period ended   June 30, 1994



                                     OR


        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from                  to


                       Commission file number 1-8809


                                 SCANA Corporation
                 (Exact name of registrant as specified in its charter)


  South Carolina                                     57-0784499
(State or other jurisdiction of                  (I.R.S. Employer
incorporation or organization)                   Identification No.)


 1426 Main Street,    Columbia, South Carolina             29201
(Address of principal executive offices)                 (Zip Code)


Registrant's telephone number, including area code 803)  748-3000


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

    47,514,354 Common Shares, without par value, as of July 31, 1994

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1994 and
              December 31, 1993........................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended June 30, 1994 and 1993.............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended June 30, 1994 and 1993.............................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................   9

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  13

     Item 6.  Exhibits and Reports on Form 8-K.........................  13

     Signatures........................................................  14

     Exhibit Index.....................................................  15

                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1994 and December 31, 1993
                                         (Unaudited)
                                                                 June 30,    December 31,
                                                                   1994          1993
ASSETS                                                             (Thousands of Dollars)
Utility Plant:
  Electric...................................................   $3,339,896     $3,328,915
  Gas........................................................      454,004        451,493
  Transit....................................................        3,774          3,769
  Common.....................................................       75,983         72,804
    Total....................................................    3,873,657      3,856,981
  Less accumulated depreciation and amortization.............    1,305,819      1,259,689
    Total....................................................    2,567,838      2,597,292
  Construction work in progress..............................      482,381        349,530
  Nuclear fuel, net of accumulated amortization..............       31,541         29,087
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       27,668         28,166
       Utility Plant, Net....................................    3,109,428      3,004,075

Nonutility Property and Investments (net of accumulated
  depreciation and depletion)................................      363,849        393,728

Current Assets:
  Cash and temporary cash investments........................       18,910         20,766
  Receivables................................................      169,073        174,121
  Inventories (at average cost):
    Fuel.....................................................       52,574         62,977
    Materials and supplies...................................       47,786         46,890
  Prepayments................................................       19,562         21,826
  Accumulated deferred income taxes..........................          398          8,607
       Total Current Assets..................................      308,303        335,187

Deferred Debits:
  Unamortized debt expense...................................       12,633         13,076
  Unamortized deferred return on plant investment............       12,737         14,860
  Nuclear plant decommissioning fund.........................       27,743         25,103
  Other......................................................      289,330        254,497
       Total Deferred Debits.................................      342,443        307,536
                 Total.......................................   $4,124,023     $4,040,526







See notes to consolidated financial statements.





3




                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1994 and December 31, 1993
                                        (Unaudited)

                                                                  June 30,    December 31,
                                                                    1994          1993
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (Without par value).........................    $  856,145     $  826,665
    Retained earnings........................................       519,233        506,380
     Total Common Equity.....................................     1,375,378      1,333,045
  Preferred stock (Not subject to purchase or sinking funds).        26,027         26,027
    Total Stockholders' Investment...........................     1,401,405      1,359,072
Preferred stock, net (Subject to purchase or sinking funds)..        50,856         52,840
Long-term debt, net..........................................     1,462,367      1,424,399
       Total Capitalization..................................     2,914,628      2,836,311

Current Liabilities:
  Short-term borrowings......................................        33,520         43,019
  Current portion of long-term debt..........................        85,663         34,322
  Current portion of preferred stock.........................         2,486          2,504
  Accounts payable...........................................        83,272        129,495
  Estimated rate refunds and related interest................         1,871          2,509
  Customer deposits..........................................        13,457         13,498
  Taxes accrued..............................................        27,499         50,063
  Interest accrued...........................................        21,508         21,784
  Dividends declared.........................................        35,039         33,637
  Other......................................................        21,989         12,649
       Total Current Liabilities.............................       326,304        343,480

Deferred Credits:
  Accumulated deferred income taxes..........................       570,719        568,172
  Accumulated deferred investment tax credits................        93,158         94,981
  Accumulated reserve for nuclear plant decommissioning......        27,743         25,103
  Other......................................................       191,471        172,479
       Total Deferred Credits................................       883,091        860,735
                 Total.......................................    $4,124,023     $4,040,526



See notes to consolidated financial statements.




                                                  SCANA CORPORATION
                               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                 For the Periods Ended June 30, 1994 and 1993
                                                    (Unaudited)


                                                 Three Months Ended                    Six Months Ended
                                                     June 30,                             June 30,
                                             1994               1993               1994               1993
                                                  (Thousands of Dollars, Except Per Share Amounts)
OPERATING REVENUES:
  Electric.............................    $225,188           $213,879           $460,046           $421,434
  Gas..................................      69,910             65,475            181,339            178,971
  Transit..............................         948              1,028              1,969              1,816
      Total  Operating Revenues........     296,046            280,382            643,354            602,221

OPERATING EXPENSES:
  Fuel used in electric generation.....      54,312             57,270            111,296            108,673
  Purchased power......................       5,012              2,651              9,798              5,428
  Gas purchased for resale.............      46,158             43,953            114,907            112,537
  Other operation......................      57,859             54,418            112,713            104,686
  Maintenance..........................      17,735             16,789             33,221             33,283
  Depreciation and amortization........      29,806             28,156             59,544             56,374
  Income taxes.........................      15,962             12,463             44,053             33,559
  Other taxes..........................      19,154             19,312             38,377             38,597
       Total Operating Expenses........     245,998            235,012            523,909            493,137
OPERATING INCOME.......................      50,048             45,370            119,445            109,084

OTHER INCOME:
  Allowance for equity funds used
    during construction................       1,959              2,774              4,069              5,446
  Other income, net of income taxes....       4,819              5,108             11,159             10,746
         Total Other Income............       6,778              7,882             15,228             16,192

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS............      56,826             53,252            134,673            125,276

INTEREST CHARGES (CREDITS):
  Interest expense.....................      27,946             26,441             55,810             53,833
  Allowance for borrowed funds used
    during construction................      (1,749)            (1,662)            (3,429)            (3,706)
       Total Interest Charges, Net.....      26,197             24,779             52,381             50,127

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY..............      30,629             28,473             82,292             75,149
  PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates).........      (1,462)            (1,564)            (3,001)            (3,131)
NET INCOME.............................      29,167             26,909             79,291             72,018
RETAINED EARNINGS AT BEGINNING
  OF PERIOD............................     523,402            477,692            506,380            462,893
COMMON STOCK CASH DIVIDENDS DECLARED...     (33,336)           (30,514)           (66,438)           (60,824)
RETAINED EARNINGS AT END OF PERIOD.....    $519,233           $474,087           $519,233           $474,087

NET INCOME.............................    $ 29,167           $ 26,909           $ 79,291           $ 72,018
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (THOUSANDS).......      47,182             44,430             47,015             44,272
EARNINGS PER WEIGHTED AVERAGE SHARE
   OF COMMON STOCK......................    $   0.62           $   0.61           $   1.69           $   1.63
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK.........................    $  0.705           $  0.685           $   1.41           $   1.37

See notes to consolidated financial statements.







                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended June 30, 1994 and 1993
                                     (Unaudited)
                                                                Six Months Ended
                                                                     June 30,
                                                               1994           1993
                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $ 79,291       $  72,018
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............      92,626          75,227
    Amortization of nuclear fuel........................       8,885           6,920
    Deferred income taxes, net..........................      10,293          34,689
    Deferred investment tax credits, net................      (1,823)         (1,829)
    Net regulatory asset-adoption of SFAS No. 109.......      (1,132)        (11,834)
    Dividends declared on preferred stock of subsidiary.       3,001           3,131
    Equity (earnings) losses of investees...............        (173)           (107)
    Nuclear refueling accrual...........................       3,763          (9,143)
    Allowance for funds used during construction........      (7,498)         (9,152)
    Over (under) collections, fuel adjustment clause....      (1,020)           (790)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................       5,048         (18,796)
     (Increase) decrease in inventories.................       9,507          11,479
     Increase (decrease) in accounts payable............     (46,223)        (20,183)
     Increase (decrease) in estimated rate refunds
       and related interest.............................        (638)        (15,011)
     Increase (decrease) in taxes accrued...............     (22,564)        (24,931)
     Increase (decrease) in interest accrued ...........        (276)           (219)
    Other, net..........................................       6,408          (7,841)
Net Cash Provided From Operating Activities.............     137,475          83,628

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures........................................    (172,146)       (135,111)
  Acquisition of oil and gas producing properties.......        -           (122,621)
  Increase in other property and investments............     (63,610)        (36,685)
  Sale of assets of subsidiary..........................      48,365            -
  Principal noncash item:
    Allowance for funds used during construction........       7,498           9,152
Net Cash Used For Investing Activities..................    (179,893)       (285,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of other long-term debt....................      99,000            -
    Issuance of First Mortgage Bonds....................        -            100,000
    Issuance of notes and loans.........................      60,000          63,085
    Issuance of common stock............................      31,245          27,808
  Repayments:
    First and Refunding Mortgage Bonds..................        -            (47,965)
    Redemption of bank note.............................     (64,000)        (64,887)
    Other long-term debt................................     (13,128)           (141)
    Preferred stock.....................................      (2,002)         (1,991)
  Dividend payments:
    Common stock........................................     (65,036)        (59,731)
    Preferred stock of subsidiary.......................      (3,061)         (3,169)
  Short-term borrowings, net............................      (9,499)        189,898
  Fuel financings, net..................................       7,043          (3,855)
Net Cash Provided From Financing Activities.............      40,562         199,052

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................      (1,856)         (2,585)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      20,766          32,050
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30..........   $  18,910       $  29,465

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $3,429 and $3,706).......    $ 55,266       $  53,548
                - Income taxes..........................      38,728          25,536


See notes to consolidated financial statements.



                        SCANA CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        June 30, 1994
                         (Unaudited)

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

                B.   Sale of Assets:

       In January 1994 the Company signed an agreement to sell in 1994 substantially all of the real estate assets of SCANA Development Corporation (SDC) to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. On March 4, 1994 the Company and Liberty amended the agreement regarding the sale. Under the terms of the amended agreement certain projects currently under construction were excluded from the transaction and the sales price was reduced to $49.6 million. The primary components of the transaction were closed on May 27, 1994. Certain other assets of SDC are being sold to other parties.

                C.   Classification of Short-term Obligations:

       On July 21, 1994 SCE&G issued $100 million of First Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount. Accordingly, short-term borrowings in the amount of $99 million are included in "Long-
term debt, net."

       D.   Reclassifications:

                Certain amounts from prior periods have been reclassified to conform with the 1994 presentation.

         2.RATE MATTERS:

                With respect to rate matters at June 30, 1994, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No changes have occurred with respect to those matters as reported therein except as shown below.

                On May 18, 1994 the Federal Energy Regulatory Commission (FERC) ordered SCE&G to refund certain amounts to its wholesale customers. The refund was ordered because the retail rate on which wholesale rates were based had been reduced and refunds had been made to retail customers in response to an order of the South Carolina Public Service Commission (PSC) issued on
       January 19, 1993. SCE&G refunded $1.1 million, including interest, to its wholesale customers on July 28, 1994.

                In June 1994 SCE&G placed into effect the second phase of the retail electric rate increase approved by the PSC on June 7, 1993. The new rates will produce an increase in electric operating revenue of $18.5 million annually, based on a test year.

       On June 6, 1994 the PSC issued an order denying SCE&G's request that the $.40 fare for low income riders of SCE&G's transit system be eliminated. SCE&G has appealed the PSC's order to the South Carolina Circuit Court.

         3.RETAINED EARNINGS:

                The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock.
       However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1994 approximately $10.7 million of retained earnings were restricted as to payment of cash dividends on common stock.

         4.COMMITMENTS AND CONTINGENCIES:

                With respect to commitments at June 30, 1994, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No significant changes have occurred with respect to those matters as reported therein.

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

                B.  Environmental

                The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $23.4 million) and are being amortized and recovered through rates over a ten year period.

                      SCANA CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Material Changes in Capital Resources and Liquidity
           From December 31, 1993 to June 30, 1994

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

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the six months ended June 30, 1994 and 1993:

                                                    Six Months Ended
                                                        June 30,
                                                    1994         1993
                                                   (Thousands of Dollars)

Net cash provided from operating activities     $137,475     $ 83,628
Net cash provided from financing activities       40,562      199,052
Cash and temporary cash investments available
  at the beginning of the period                  20,766       32,050

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                     $198,803     $314,730


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $164,648     $125,959

Funds used for nonutility property
  additions                                     $ 46,737     $155,581

     In June 1994 SCE&G placed into effect the second phase of the retail electric rate increase approved by the South Carolina
Public Service Commission on June 7, 1993.

     On July 21, 1994 SCE&G issued $100 million of First Mortgage
Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount. Accordingly, short-term borrowings in the amount of $99 million are included in "Long-term debt, net."

     MPX Systems, Inc., a wholly owned subsidiary of SCANA, through a joint venture with ITC Transmission Systems, a Georgia-based telecommunications holding company, will be constructing a fiber optic network through Louisiana, Mississippi, Alabama and Georgia. The network, which will consist of more than 900 miles of fiber optic lines, is expected to be completed by June 1995 at a cost of $58 million.

     The Company anticipates that the remainder of its 1994 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended June 30, 1994 was 3.53.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                              SCANA CORPORATION
                            Results of Operations
                    For the Six months Ended June 30, 1994
               As Compared to the Corresponding Period in 1993

Earnings and Dividends

     Net income for the three and six months ended June 30, 1994 increased approximately $2.3 million and $7.3 million, respectively, when compared to the corresponding periods in 1993 primarily due to higher electric margins.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 8% and 11% of income before income taxes for the three months ended June 30, 1994 and 1993, respectively, and approximately 6% and 9% for the six months ended June 30, 1994 and 1993, respectively.

     On April 28, 1994 the Company's Board of Directors declared a quarterly dividend on common stock of 70 1/2 cents per share for the quarter ended June 30, 1994. The dividend was paid on July 1, 1994 to common stockholders of record on June 10, 1994.

Sales Margins

     The changes in the electric sales margin for the three and six months ended June 30, 1994 when compared to the corresponding periods in 1993 were as follows:


                                     Three Months           Six Months
                                  Change    % Change    Change    % Change
                                 (Millions)            (Millions)

Electric operating revenues       $11.3        5.3      $38.6         9.2
Less:  Fuel used in electric
         generation                (3.0)      (5.2)       2.6         2.4
       Purchased power              2.4       89.1        4.4        80.5

Margin                            $11.9        7.7      $31.6        10.3



     The electric sales margins increased for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 primarily due to an increase in retail electric rates which was effective beginning in June 1993 and increases in customer sales due to customer growth, reflecting a general improvement in the economy. The second phase of the retail electric rate increase, which was placed into effect June 1994, also contributed to the increase in electric sales margins.

     The changes in the gas sales margin for the three and six months ended June 30, 1994 when compared to the corresponding periods in 1993 were as follows:

                                        Three Months           Six Months
                                     Change    % Change    Change    % Change
                                     (Millions)            (Millions)


Gas operating revenues              $4.4          6.8      $2.4          1.3
Less:  Gas purchased for resale      2.2          5.0       2.4          2.1

Margin                              $2.2         10.4      $ -            -


     The increase in the gas sales margin for the three months' comparison reflects increased recoveries under the weather normalization adjustment due to milder weather during the second quarter of 1994, in addition to an increase in South Carolina Pipeline Corporation's interruptible industrial sales due to a shift of transportation customers to this class and a lower cost of gas related to these sales. The gas margin remained constant for the six months' comparison.

Other Operating Expenses

     Increases in other operating expenses, including taxes, for the three and six months ended June 30, 1994 compared to the corresponding periods in 1993 are presented in the following table:


                                       Three Months            Six Months
                                     Change   % Change     Change   % Change
                                     (Millions)            (Millions)

Other operation and maintenance     $ 4.4        6.2       $ 7.9        5.8
Depreciation and amortization         1.6        5.9         3.2        5.6
Income taxes                          3.5       28.1        10.5       31.3
Other taxes                          (0.1)      (0.8)       (0.2)      (0.6)

Total                               $ 9.4        7.2       $21.4        8.0


     Other operation and maintenance expenses for the three and six months ended June 30, 1994 increased primarily due to increases in employee-related expenses, amortization of environmental charges previously deferred and outage-related expenses at SCE&G's nuclear generating facility and Williams Station. The depreciation and amortization increases for the three and six months reflect additions to plant in service. The increases in income tax expense for the three and six months' comparisons correspond to the increases in income and reflect the increase in the corporate tax rate from 34% to 35% which was recorded in August 1993 and was retroactive to January 1, 1993.

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

                   None

                          SCANA CORPORATION


                             SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   SCANA CORPORATION
                                     (Registrant)



August 11, 1994               By:  s/W. B. Timmerman
                                   W. B. Timmerman, Executive Vice
                                   President, Chief Financial
                                   Officer and Controller
                                   (Principal Financial Officer)



14