Form 10-Q
period 1994-09-30
SCANA CORP
filed 1994-11-14
CIK 754737

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                   FORM 10-Q


(Mark One)

 X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended      September 30, 1994


                                OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934


      For the transition period from               to


                   Commission file number 1-8809


                          SCANA Corporation
     (Exact name of registrant as specified in its charter)

 South Carolina                                     57-0784499
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)                 Identification No.)

1426 Main Street,    Columbia, South Carolina             29201
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code(803)  748-3000


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

47,888,884 Common Shares, without par value, as of October 31, 1994

                        SCANA CORPORATION

                             INDEX


PART I.  FINANCIAL INFORMATION                               Page

     Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1994 and December 31, 1993..........  3

          Consolidated Statements of Income and Retained
          Earnings for the Periods Ended September 30,
          1994 and 1993.....................................  5

          Consolidated Statements of Cash Flows for the
          Periods Ended September 30, 1994 and 1993.........  6

          Notes to Consolidated Financial Statements........  7

     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations.  10

PART II.  OTHER INFORMATION
     Item 1.  Legal Proceedings.............................  14

     Item 6.  Exhibits and Reports on Form 8-K..............  14

     Signatures.............................................  15

     Exhibit Index..........................................  16


                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1994 and December 31, 1993
                                         (Unaudited)
                                                               September 30,  December 31,
                                                                   1994           1993
ASSETS                                                             (Thousands of Dollars)
Utility Plant:
  Electric...................................................   $3,351,425     $3,328,915
  Gas........................................................      455,503        451,493
  Transit....................................................        3,573          3,769
  Common.....................................................       76,340         72,804
    Total....................................................    3,886,841      3,856,981
  Less accumulated depreciation and amortization.............    1,325,898      1,259,689
    Total....................................................    2,560,943      2,597,292
  Construction work in progress..............................      593,286        349,530
  Nuclear fuel, net of accumulated amortization..............       40,356         29,087
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       27,419         28,166
       Utility Plant, Net....................................    3,222,004      3,004,075

Nonutility Property and Investments (net of accumulated
  depreciation and depletion)................................      398,980        393,728

Current Assets:
  Cash and temporary cash investments........................        8,038         20,766
  Receivables................................................      182,528        174,121
  Inventories (at average cost):
    Fuel.....................................................       54,525         62,977
    Materials and supplies...................................       47,297         46,890
  Prepayments................................................       14,474         21,826
  Accumulated deferred income taxes..........................        7,403          8,607
       Total Current Assets..................................      314,265        335,187

Deferred Debits:
  Unamortized debt expense...................................       13,046         13,076
  Unamortized deferred return on plant investment............       11,676         14,860
  Nuclear plant decommissioning fund.........................       29,063         25,103
  Other......................................................      285,426        254,497
       Total Deferred Debits.................................      339,211        307,536
                 Total.......................................   $4,274,460     $4,040,526



See notes to consolidated financial statements.




3





                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of September 30, 1994 and December 31, 1993
                                       (Unaudited)

                                                               September 30,   December 31,
                                                                    1994           1993
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (Without par value).........................    $  872,652     $  826,665
    Retained earnings........................................       535,332        506,380
     Total Common Equity.....................................     1,407,984      1,333,045
  Preferred stock (Not subject to purchase or sinking funds).        26,027         26,027
     Total Stockholders' Investment..........................     1,434,011      1,359,072
Preferred stock, net (Subject to purchase or sinking funds)..        49,894         52,840
Long-term debt, net..........................................     1,465,711      1,424,399
       Total Capitalization..................................     2,949,616      2,836,311

Current Liabilities:
  Short-term borrowings......................................       103,359         43,019
  Current portion of long-term debt..........................        83,659         34,322
  Current portion of preferred stock.........................         2,486          2,504
  Accounts payable...........................................        97,911        129,495
  Estimated rate refunds and related interest................          -             2,509
  Customer deposits..........................................        13,471         13,498
  Taxes accrued..............................................        56,223         50,063
  Interest accrued...........................................        27,606         21,784
  Dividends declared.........................................        35,264         33,637
  Other......................................................        18,087         12,649
       Total Current Liabilities.............................       438,066        343,480

Deferred Credits:
  Accumulated deferred income taxes..........................       576,160        568,172
  Accumulated deferred investment tax credits................        92,252         94,981
  Accumulated reserve for nuclear plant decommissioning......        29,063         25,103
  Other......................................................       189,303        172,479
       Total Deferred Credits................................       886,778        860,735
                 Total.......................................    $4,274,460     $4,040,526



See notes to consolidated financial statements.



4




                                  SCANA CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended September 30, 1994 and 1993
                                    (Unaudited)


                                       Three Months Ended       Nine Months Ended
                                          September 30,           September 30,
                                         1994       1993         1994       1993
                                     (Thousands of Dollars, Except Per Share Amounts)
OPERATING REVENUES:
  Electric...........................  $294,361   $304,029   $  754,407   $725,463
  Gas................................    65,956     54,408      247,295    233,379
  Transit............................     1,012      1,016        2,981      2,832
      Total Operating Revenues.......   361,329    359,453    1,004,683    961,674

OPERATING EXPENSES:
  Fuel used in electric generation...    66,407     68,230      177,703    176,902
  Purchased power....................     6,232      6,569       16,030     11,997
  Gas purchased for resale...........    45,022     37,286      159,930    149,824
  Other operation....................    56,041     58,102      168,754    162,788
  Maintenance........................    16,853     16,932       50,074     50,215
  Depreciation and amortization......    29,762     29,218       89,306     85,592
  Income taxes.......................    33,767     38,882       77,819     72,441
  Other taxes........................    20,537     19,596       58,913     58,193
      Total Operating Expenses.......   274,621    274,815      798,529    767,952

OPERATING INCOME.....................    86,708     84,638      206,154    193,722

OTHER INCOME:
  Allowance for equity funds used
    during construction..............    1,495       1,810        5,564      7,255
  Other income, net of income taxes..   (8,817)      5,423        2,341     16,169
      Total Other Income.............   (7,322)      7,233        7,905     23,424

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS..........   79,386      91,871      214,059    217,146

INTEREST CHARGES (CREDITS):
  Interest expense...................   29,711      27,219       85,521     81,052
  Allowance for borrowed funds used
    during construction..............   (1,497)     (1,323)      (4,925)    (5,030)
      Total Interest Charges, Net....   28,214      25,896       80,596     76,022

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY............   51,172      65,975      133,463    141,124
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates).......   (1,482)     (1,548)      (4,483)    (4,678)
NET INCOME...........................   49,690      64,427      128,980    136,446
RETAINED EARNINGS AT BEGINNING
  OF PERIOD..........................  519,233     474,087      506,380    462,893
COMMON STOCK CASH DIVIDENDS DECLARED.  (33,591)    (31,735)    (100,028)   (92,560)
RETAINED EARNINGS AT END OF PERIOD... $535,332    $506,779   $  535,332   $506,779

NET INCOME........................... $ 49,690    $ 64,427   $  128,980   $136,446
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (THOUSANDS)....   47,561      45,711       47,199     44,757
EARNINGS PER WEIGHTED AVERAGE SHARE
   OF COMMON STOCK................... $   1.04    $   1.41   $     2.73   $   3.05
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK...................... $  0.705    $  0.685   $    2.115   $   2.06

See notes to consolidated financial statements.







                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended September 30, 1994 and 1993
                                     (Unaudited)
                                                               Nine Months Ended
                                                                  September 30,
                                                               1994           1993
                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $ 128,980      $ 136,446
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............      159,014        117,412
    Amortization of nuclear fuel........................       12,863         12,689
    Deferred income taxes, net..........................        8,523         51,618
    Deferred investment tax credits, net................       (2,729)        (2,744)
    Net regulatory asset-adoption of SFAS No. 109.......         (975)       (32,196)
    Dividends declared on preferred stock of subsidiary.        4,483          4,678
    Equity (earnings) losses of investees...............         (274)          (220)
    Nuclear refueling accrual...........................        3,148         (7,537)
    Allowance for funds used during construction........      (10,489)       (12,285)
    Over (under) collections, fuel adjustment clause....       (6,806)       (11,351)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................       (8,407)       (45,102)
     (Increase) decrease in inventories.................        8,045         14,182
     Increase (decrease) in accounts payable............      (31,584)       (20,369)
     Increase (decrease) in estimated rate refunds
       and related interest.............................       (2,509)       (14,928)
     Increase (decrease) in taxes accrued...............        6,160         18,335
     Increase (decrease) in interest accrued ...........        5,822         (7,344)
    Other, net..........................................       11,420        (12,873)
Net Cash Provided From Operating Activities.............      284,685        188,411

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures........................................     (315,061)      (207,532)
  Acquisition of oil and gas producing properties.......      (47,189)      (122,621)
  Increase in other property and investments............      (88,506)       (62,816)
  Sale of assets of subsidiary..........................       48,678           -
  Principal noncash item:
    Allowance for funds used during construction........       10,489         12,285
Net Cash Used For Investing Activities..................     (391,589)      (380,684)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of First Mortgage Bonds....................      100,000        500,000
    Issuance of notes and loans.........................       60,000        148,072
    Issuance of common stock............................       48,925        114,375
  Repayments:
    First and Refunding Mortgage Bonds..................         -          (430,000)
    Pollution Control Bonds.............................         (100)          -
    Redemption of notes.................................      (67,250)       (66,000)
    Other long-term debt................................      (13,346)        (1,183)
    Preferred stock.....................................       (2,964)        (2,905)
  Dividend payments:
    Common stock........................................      (98,371)       (90,245)
    Preferred stock of subsidiary.......................       (4,568)        (4,727)
  Short-term borrowings, net............................       60,340         31,672
  Fuel financings, net..................................       11,510        (17,214)
Net Cash Provided From Financing Activities.............       94,176        181,845

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................      (12,728)       (10,428)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........       20,766         32,050
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.....    $   8,038      $  21,622

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4,925 and $5,030).......    $  78,260      $  87,295
                - Income taxes..........................       52,038         44,371

See notes to consolidated financial statements.


                        SCANA CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1994
                          (Unaudited)

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

       C.   Writedown of Assets:

       In September 1994, SCANA Petroleum Resources, Inc., recorded an after-tax charge of $12.4 million to reflect writedowns of the carrying value of certain properties and revised estimates of future production of several old fields. A reserve study recently completed by an independent petroleum engineering firm indicated a diminished value of these fields based on declining production rates and lower reserve levels than previously estimated.

       D.   Reclassifications:

       Certain amounts from prior periods have been reclassified to conform with the 1994 presentation.

2. RATE MATTERS:

       With respect to rate matters at September 30, 1994, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No changes have occurred with respect to those matters as reported therein except as shown below.

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

       On October 27, 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which goes into effect with the first billing cycle in November 1994, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for SCE&G's gas operations that had previously been deferred (see Note 4B).

3.  RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1994 approximately $12.5 million of retained earnings were restricted as to payment of cash dividends on common stock.

4.  COMMITMENTS AND CONTINGENCIES:

       With respect to commitments at September 30, 1994, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1993. No significant changes have occurred with respect to those matters as reported therein.

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

       B.  Environmental

       The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $20.8 million) and are being amortized and recovered through rates over a ten-year period (see Note
       2).

                      SCANA CORPORATION
            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       Material Changes in Capital Resources and Liquidity
           From December 31, 1993 to September 30, 1994

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

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the nine months ended September 30, 1994 and 1993:

                                                    Nine Months Ended
                                                      September 30,
                                                    1994         1993
                                                   (Thousands of Dollars)

Net cash provided from operating activities     $284,685     $188,411
Net cash provided from financing activities       94,176      181,845
Cash and temporary cash investments available
  at the beginning of the period                  20,766       32,050

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                     $399,627     $402,306


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                  $304,572     $195,247

Funds used for nonutility property
  additions                                     $ 67,523     $ 59,043

Funds used for oil and gas
  property acquisitions                         $ 47,189     $122,621



     On July 21, 1994 SCE&G issued $100 million of First Mortgage
Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount.

     On October 7, 1994 SCANA filed a shelf registration statement for the sale of up to $250 million Medium-Term Notes.
The net proceeds from any such sale will be used to fund non-regulated business ventures, reduce short-term debt or for general corporate purposes.

     On November 3, 1994 SCE&G issued $30 million of Pollution Control Facilities Revenue Bonds due November 1, 2024. The proceeds from the sale of the bonds will be used to defray the cost of constructing certain facilities for the disposal of solid waste at SCE&G's Cope Generating Station under construction in Orangeburg County, South Carolina.

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

     The ratio of earnings to fixed charges for the twelve months ended September 30, 1994 was 3.20.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                         SCANA CORPORATION
                       Results of Operations
        For the Three and Nine Months Ended September 30, 1994
            As Compared to the Corresponding Period in 1993

Earnings and Dividends

     Net income for the three and nine months ended September 30, 1994 decreased approximately $14.7 million and $7.5 million, respectively, when compared to the corresponding periods in 1993 primarily due to operations at SCANA Petroleum Resources, Inc.
(SPR), the Company's natural gas exploration and production subsidiary. SPR recorded an after tax charge of $12.4 million during the third quarter to reflect writedowns of the carrying value of certain properties and revised estimates of the future production of several old fields.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 3% of income before income taxes for the three months ended September 30, 1994 and 1993, respectively, and approximately 5% and 6% for the nine months ended September 30, 1994 and 1993, respectively.

     On August 24, 1994 the Company's Board of Directors declared a quarterly dividend on common stock of 70 1/2 cents per share for the quarter ending September 30, 1994. The dividend was paid on October 1, 1994 to common stockholders of record on September 9, 1994.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1994, when compared to the corresponding periods in 1993, were as follows:


                                     Three Months          Nine Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $(9.6)     (3.2)      $28.9        4.0
Less:  Fuel used in electric
         generation                (1.8)     (2.7)        0.8        0.5
       Purchased power             (0.3)     (5.1)        4.0       33.6

Margin                            $(7.5)     (3.3)      $24.1        4.5



     The electric sales margin decreased for the three months ended September 30, 1994 compared to the corresponding period in 1993 as a result of decreased residential and commercial kilowatt hour sales due to milder weather in 1994. The electric sales margin increased for the nine months' comparison primarily as a result of increased retail electric rates, increased industrial sales and a general improvement in the economy.

     The changes in the gas sales margins for the three and nine months ended September 30, 1994, when compared to the corresponding periods in 1993, were as follows:

                                       Three Months           Nine Months
                                     Change    % Change    Change    % Change
                                   (Millions)            (Millions)


Gas operating revenues              $11.5        21.2      $13.9        6.0
Less:  Gas purchased for resale       7.7        20.7       10.1        6.7

Margin                              $ 3.8        22.3      $ 3.8        4.6


     The increases in the gas sales margins for the three and nine months' comparisons reflect increases in the Company's interruptible industrial sales due to a lower cost of gas related to these sales, a shift of South Carolina Pipeline Corporation's transportation customers to the industrial class and an improving economy.

Other Operating Expenses

     Increases (decreases) in other operating expenses, including taxes, for the three and nine months ended September
30, 1994 compared to the corresponding periods in 1993 are presented in the following table:


                                       Three Months           Nine Months
                                     Change   % Change     Change   % Change
                                   (Millions)            (Millions)

Other operation and maintenance     $(2.1)     (2.9)       $ 5.8       2.7
Depreciation and amortization         0.5       1.9          3.7       4.3
Income taxes                         (5.1)    (13.2)         5.4       7.4
Other taxes                           0.9       4.8          0.7       1.2

Total                               $(5.8)     (3.5)       $15.6       3.6


     Other operation and maintenance expenses for the three months ended September 30, 1994 decreased primarily due to a reduction in employee-related expenses. The increase for the nine months ended September 30, 1994 is primarily due to increases in employee-related expenses. The depreciation and amortization increases for the three and nine months reflect additions to plant in service. The decrease in income tax expense for the three months' comparison corresponds to the decrease in income for the third quarter. The increase for the nine months' comparison reflects the increase in operating income.

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



                                   SCANA CORPORATION
                                      (Registrant)



November 11 , 1994            By:  s/W. B. Timmerman
                                   W. B. Timmerman, Executive Vice
                                   President, Chief Financial
                                   Officer and Controller
                                   (Principal Financial Officer)





15