Form 10-K
period 1994-12-31
SCANA CORP
filed 1995-03-10
CIK 754737

             SECURITIES AND EXCHANGE COMMISSION
                    WASHINGTON, DC  20549



                         FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

      For the fiscal year ended   December 31, 1994

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

        Note: If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,132,604,581 at February 28, 1995 based on the closing price of the Common Stock on such date, as reported by the New York Stock Exchange composite tape in The
Wall Street Journal.


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

     The total number of shares of the registrant's Common Stock, no par value, outstanding at February 28, 1995 was 48,330,982.

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

(1)     Specified sections of the Registrant's 1995 Proxy
Statement,
        dated March 17, 1995, in connection with its 1995 Annual
        Meeting of Stockholders, are incorporated by reference in
        Part III hereof.

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    21

     Item 3.  Legal Proceedings ...................................    23

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    23

     Corporate Structure ..........................................    24

     Executive Officers of the Registrant .........................    25

PART II

     Item 5.  Market for Registrant's Common Stock
               and Related Security Holder Matters ................    26

     Item 6.  Selected Financial Data .............................    27

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    29

     Item 8.  Financial Statements and Supplementary Data .........    38

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .............    66

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    66

     Item 11. Executive Compensation ..............................    66

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    66

     Item 13. Certain Relationships and Related Transactions ......    66

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    67

SIGNATURES ........................................................    68

                                 DEFINITIONS

The following abbreviations used in the text have the meaning set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... SCANA Corporation and its subsidiaries
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One million BTUs
DHEC........................ South Carolina Department of Health and
                              Environmental Control
DOE......................... United States Department of Energy
DRP......................... SCANA Corporation Dividend Reinvestment and Stock
                              Purchase Plan
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc.
GENCO....................... South Carolina Generating Company, Inc.
Hydrocarbons................ SCANA Hydrocarbons, Inc.
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
Peoples..................... Peoples Natural Gas Company of South Carolina
Petroleum Resources......... SCANA Petroleum Resources, Inc.
Pipeline Corporation........ South Carolina Pipeline Corporation
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935
SCANA....................... SCANA Corporation, the parent company
SCE&G....................... South Carolina Electric & Gas Company
SEC......................... United States Securities and Exchange
                              Commission
Southern Natural............ Southern Natural Gas Company
SPSP........................ SCANA Corporation Stock Purchase-Savings Plan
Suburban.................... Suburban Propane Group, Inc.
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams coal-fired, electric generating station owned by GENCO

                              PART I

ITEM 1.  BUSINESS

                            THE COMPANY

ORGANIZATION

     SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984 and is a public utility holding company within the meaning of PUHCA but is exempt from registration under such Act (see Regulation). SCANA has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. SCANA holds all the capital stock of each of its subsidiaries except for the Preferred Stock of SCE&G and the capital stock of SCANA's indirect, wholly owned subsidiaries which are not material individually or in the aggregate. SCANA and its subsidiaries had 4,575 full-time, permanent employees as of December 31, 1994 as compared to 4,788 full-time, permanent employees as of December 31, 1993.

SEGMENTS OF BUSINESS

     SCANA neither owns nor operates any physical properties. It currently has 12 direct, wholly owned subsidiaries which are engaged in the functionally distinct operations described below.

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

     SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 29 of the 46 counties in South Carolina and covers more than 20,000 square miles. The total population of counties representing the combined service area is approximately 2.3 million.

     The predominant industries in the territories served by SCE&G include: synthetic fibers; chemicals and allied products;
fiberglass and fiberglass products; paper and wood products; metal fabrication; stone, clay and sand mining and processing; and various textile-related products.

     GENCO owns and operates Williams Station and sells electricity solely to SCE&G. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowance requirements.

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

Nonregulated Businesses

     Petroleum Resources owns and/or operates oil and gas properties in 12 states and Federal waters offshore Texas, Louisiana and Alabama.

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

     Suburban Propane purchases, delivers and sells propane.  In
1994 Suburban sold approximately 23 million gallons of propane and had approximately 32,000 residential, commercial and industrial customers at year end.

     MPX Systems, Inc. is involved in telecommunications-related ventures providing fiber optic telecommunications, video conferencing and specialized mobile radio services. Having installed over 2,000 miles of fiber optic cable in South Carolina, Georgia, Alabama, Mississippi, Louisiana and Texas, MPX has, in addition, recently begun efforts in video conferencing and the establishment of a Specialized Mobile Radio system in South Carolina and is also pursuing Personal Communication Services licenses for wireless communications in the Southeast.

     In January 1994 the Company signed an agreement to sell substantially all of the real estate assets of SCANA Development Corporation to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. On March 4, 1994 the Company and Liberty amended the agreement to exclude certain projects then under construction, and the sales price was reduced to $49.6 million. The transaction was closed on May 27, 1994. Certain other assets of SCANA Development Corporation are being sold to other parties. These transactions did not have a material impact on the Company's financial position or results of operations.

     ServiceCare, Inc. is engaged in providing energy related products and services beyond the energy meter. Its primary business is providing homeowners with service contracts on their home appliances. At year end, ServiceCare had approximately 16,000 customers.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

     SCANA Capital Resources, Inc. has provided equity capital for diversified investments.

     Information with respect to major segments of business for the years ended December 31, 1994, 1993 and 1992 is contained in Note
11 of the Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. The transition began with the enactment of the Public Utility Regulatory Policies Act of 1978 which facilitated the entry of competitors into the electric generation business.
Subsequently, NEPA was enacted in 1992 to promote competition among utility and nonutility generators in the wholesale electric generation market. Recent initiatives in some states to lessen regulation and promote competition, particularly with regard to retail transmission access, also have accelerated the utility industry's transition.

     Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected.

    The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, SCE&G, reorganized its operations around Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. SCE&G believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

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

     As discussed in Note 2B of Notes to Consolidated Financial Statements, on June 7, 1993 the PSC issued an order granting SCE&G a 7.4% annual increase in retail electric rates which was implemented in two phases over a two year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year.

    During 1995 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 42%, excluding dividends), sales of additional shares of common stock including sales pursuant to the DRP and SPSP, and the issuance and sale of debt securities. Short-term liquidity is expected to be provided primarily by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's estimates of its cash requirements for construction (excluding potential oil and gas investments) and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1995 and the four-year period 1996-1999 as now scheduled, are as follows:

Type of Facilities                               1996-1999       1995
                                                (Thousands of Dollars)
South Carolina Electric & Gas Company:
  Electric Plant:
     Generation . . . . . . . . . . . . . .    $  388,193       $129,825
     Transmission . . . . . . . . . . . . .        92,701         25,928
     Distribution . . . . . . . . . . . . .       295,571         67,283
     Other. . . . . . . . . . . . . . . . .        69,322         16,874
  Nuclear Fuel. . . . . . . . . . . . . . .        68,171         23,084
  Gas . . . . . . . . . . . . . . . . . . .        60,415         18,895
  Transit . . . . . . . . . . . . . . . . .         1,012            432
  Common  . . . . . . . . . . . . . . . . .        35,090         25,342
  Nonutility  . . . . . . . . . . . . . . .           580            175
    Total . . . . . . . . . . . . . . . . .     1,011,055        307,838
Other Companies Combined. . . . . . . . . .       214,960         63,530
                Total . . . . . . . . . . .    $1,226,015       $371,368

     The above estimates exclude AFC.

Construction

     The Company's cost estimates for its construction program for the periods 1995 and 1996-1999, shown in the above table, include costs of the projects described below.

     SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 and is expected to be complete in late 1995 with commercial operation beginning in early 1996. The estimated cost of the Cope plant, excluding financing costs and allowance for funds used during construction
(AFC) but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with SCE&G's system are expected to cost $26 million. Until completion of the new plant, SCE&G is contracting for additional power as necessary to ensure that the energy demands of its customers can be met.

     The steam generators at Summer Station were replaced in late 1994 during the regularly scheduled refueling outage. The replacement was completed in 38 days, a new U.S. record and only one day off the world record for a steam generator replacement. The new steam generators are expected to result in shorter, less costly refueling outages, and greater electricity output is expected to result from less required maintenance.

     During 1994 SCE&G and GENCO expended approximately $11.4 million as part of a program to extend the operating lives of certain generating facilities. Additional improvements to be made under the program during 1995 are estimated to cost approximately $15.0 million.

Additional Capital Requirements

     In addition to the Company's capital requirements for 1995 described above, approximately $25.6 million will be required for refunding and retiring outstanding securities and obligations. For the years 1996-1999, the Company has an aggregate of $338.3 million of long-term debt maturing (including approximately $59.4 million for sinking fund requirements, of which $59.0 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.8 million of purchase or sinking fund requirements for preferred stock.

     Actual 1995 expenditures may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

Financing Program

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidi-aries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. In December 1994, a shelf registration statement filed with the Securities and Exchange Commission became effective, providing for the issuance of up to an additional $250 million in medium-term notes. At December 31, 1994 the Company had available for issuance $317.6 million under this program.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 15 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1994 the Bond Ratio was 3.52. The issuance of additional Class A Bonds is restricted also to an additional principal amount equal to 60% of unfunded net property additions (which unfunded net property additions totaled approximately $499.8 million at December 31,
1994), Class A Bonds issued on the basis of retirements of Class A Bonds (no retirement credits remained at December 31, 1994) and Class A Bonds issued on the basis of cash on deposit with the Trustee.

     SCE&G has placed a new bond indenture (New Mortgage) dated April 1, 1993 on substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are expected to be issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage, which have been deposited with the Trustee of the New Mortgage (of which $57 million were available for such purpose at December 31, 1994), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1994 the New Bond Ratio was 4.85.

      The following additional financing transactions have occurred since December 31, 1993:

, On January 14, 1994 the Company closed unsecured bank loans totaling $60 million, due January 13, 1995, and used the proceeds to pay off a loan in a like total amount. In January 1995 the Company refinanced the loans with an unsecured bank loan of $60 million due January 12, 1996 at an initial interest rate of 6.44%, subject to reset quarterly at LIBOR plus ten basis points.

,     On  July 21, 1994  SCE&G  issued  $100  million  of  First
      Mortgage Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount.

, On November 3, 1994 SCE&G issued $30 million of Pollution Control Facilities Revenue Bonds due November 1, 2024. The proceeds from the sale of the bonds are being used to defray the cost of constructing certain facilities for the disposal of solid waste at SCE&G's Cope Generating Station under construction in Orangeburg County, South Carolina.

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

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less but not later than December 31, 1997. GENCO has not sought such authorization.

     The Company had $479.1 million authorized lines of credit and had unused lines of credit of $455.1 million at December 31, 1994. In addition SCE&G has a credit agreement for a maximum of $75 million to finance nuclear and fossil fuel inventories with $24.4 million available at December 31, 1994.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1994 the Preferred Stock Ratio was 2.29.

     On December 16, 1994 the Company registered with the SEC
2,000,000 additional shares of the Company's common stock to be issued and sold under the SPSP.

     During 1994 the Company issued 595,438 shares of the Company's common stock under the DRP. In addition, the Company issued 781,354 shares of its common stock pursuant to its SPSP. The Company has authorized and reserved for issuance, and registered under effective registration statements, 1,470,386 and 2,091,066 shares of common stock pursuant to the DRP and the SPSP, respectively.

     In January 1994 the Company signed an agreement to sell substantially all of the real estate assets of SCANA Development Corporation to Liberty Properties Group, Inc. of Greenville, South Carolina for $91.5 million. On March 4, 1994 the Company and Liberty amended the agreement to exclude certain projects then under construction, and the sales price was reduced to $49.6 million. The transaction was closed on May 27, 1994. Certain other assets of SCANA Development Corporation are being sold to
other parties.   These transactions did not have a material impact
on the Company's financial position or results of operations.

     MPX Systems Inc., a wholly owned subsidiary of SCANA, through a joint venture with ITC Transmission Systems, a Georgia-based telecommunications holding company, is constructing a fiber optic network through Texas, Louisiana, Mississippi, Alabama and Georgia. The network, which will consist of more than 900 miles of fiber optic lines, is expected to be completed by June 1995 at a cost of $58 million. In addition, MPX is pursuing Personal Communication Services licenses for wireless communications in the Southeast through a joint venture with ITC Personal Communications, Inc., Intercel PCS Services, Inc., and South Atlantic PCS Corporation.
A $40 million construction loan obtained by the joint venture has been guaranteed in part by SCANA Corporation. All new ventures currently capitalize on fiber infrastructure in place and provide for expansion of the network.


     The ratio of earnings to fixed charges (SEC method) was 3.02, 3.41, 2.79, 3.24 and 4.07 for the years ended December 31, 1994,
1993, 1992, 1991 and 1990 respectively.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements.

Fuel Financing Agreements

     SCE&G has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuel. To finance nuclear and fossil fuel, Fuel Company issues, from time to time, its promissory notes with maturities of less than 270 days ("Commercial Paper"). The issuance of Commercial Paper is supported by an irrevocable revolving credit agreement which expires July 31, 1996. Accordingly, the amounts outstanding have been included in long-term debt. Fuel Company's Commercial Paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G. The credit agreement provides for a maximum amount of $75 million that may be outstanding at any time.

     At December 31, 1994 Commercial Paper outstanding for nuclear and fossil fuel inventories was approximately $50.6 million at a weighted average interest rate of 6.06%. Such fuel inventories and fuel-related assets and liabilities are included in the Company's financial statements (See Note 4 of Notes to Consolidated Financial Statements).

                      ELECTRIC OPERATIONS
Electric Sales

     In 1994 residential sales of electricity accounted for 42% of electric sales revenues; commercial sales 30%; industrial sales
21%; sales for resale 4%; and all other 3%. KWH sales by classification for the years ended December 31, 1994 and 1993 are presented below:


                                              Sales
                                               KWH                        %
Classification                        1994              1993           Change
                                            (thousands)

Residential                        5,311,139         5,650,753         (6.01)
Commercial                         4,846,619         4,835,492          0.23
Industrial                         5,161,717         4,887,121          5.62
Sale for resale                    1,024,376         1,005,968          1.83
Other                                494,030           500,937         (1.38)
  Total Territorial               16,837,881        16,880,271         (0.25)
Interchange                          171,046           198,059        (13.64)
  Total                           17,008,927        17,078,330         (0.41)

     SCE&G furnishes electricity for resale to three municipalities, three investor-owned utilities, two electric cooperatives and one public power authority. Such sales for resale accounted for 4% of SCE&G's total electric sales revenues in 1994.

     During 1994 the Company recorded a net increase of 7,538 electric customers, increasing its total customers to 476,412.

     The electric sales volume decreased for the year ended December 31, 1994 compared to the corresponding period as a result of decreased residential kilowatt-hour sales and interchange power delivered due to milder weather in 1994. The peak demand of 3,444 MW was recorded on January 19, 1994. The all-time record of 3,557 MW was set on July 29, 1993.

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

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company for the years 1992-1994.

                                 1994            1993            1992
Nuclear:
  Per million BTU               $  .51          $  .47          $  .52
Coal:
  Per ton                       $40.43          $40.48          $40.45
  Per million BTU                 1.59            1.57            1.57
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.39          $ 1.32          $ 1.27

     The fuel costs shown above exclude the effects of a PSC approved offsetting of fuel costs through the application of credits carried on SCE&G's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of total KWH generation by each category of fuel for the years 1992-1994 and the estimates for 1995 and 1996.

                                      Percent of Total KWH Generated
                                         Actual              Estimated
                               1994      1993     1992     1996     1995

Coal                            77%       72%      65%      72%      69%
Nuclear                         17        22       29       23       26
Hydro                            6         5        5        5        5
Natural Gas & Oil               -          1        1       -        -
                               100%      100%     100%     100%     100%


     Coal is currently used at all four of SCE&G's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1994 SCE&G had approximately a 74-day supply of coal in inventory and GENCO had approximately a 68-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent the following percentages of estimated requirements for 1995 (approximately 5.1 million tons) and expire at the dates indicated (giving effect to the Company's potential to exercise renewal options):

                            Range of % of     Initial         Final
No. of Tons    % of 1995   Sulfur Content    Expiration     Expiration
 Per Year     Requirement   per Contract      Date (1)       Date (1)

   482,500         9.5       1.1-1.5         02/28/1996      02/29/2000
   359,500         7.0       1.0-1.8         12/31/1996      12/31/2002
   562,500        11.0       1.1-2.0         03/31/1997      03/31/2003
   144,000         2.8       1.0-1.6         04/30/1995      04/30/1997
   981,000        19.2       up to 1.5       12/31/1996      12/31/2002
   732,170        14.4       0.75-1.75       04/30/1997      04/30/2003
   425,000         8.3       0.8-1.5         06/30/1995      06/30/1999
 3,686,670        72.2

(1) Contract extensions beyond the initial expiration date are subject to mutual agreement on price, terms, quantity and quality.

     All of the above contracts, except the contracts expiring on April 30, 1995 and June 30, 1995 which have firm prices, are subject to periodic price adjustments based on changes in indices published by the U. S. Department of Labor.

     Coal purchased in December 1994 had an average sulfur content of 1.26%, which permitted SCE&G and GENCO to comply with existing environmental regulations. The Company believes that SCE&G's and GENCO's operations are in substantial compliance with all existing regulations relating to the discharge of sulfur dioxide. The Company has not been advised by officials of DHEC that any more stringent sulfur content requirements for existing plants are contemplated at the State level. However, the Company will be required to meet the more stringent Federal emissions standards established by the Clean Air Act (see "Environmental Control Matters").

     SCE&G currently has adequate supplies of uranium under contract to manufacture nuclear fuel for Summer Station through 1997. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

  Commitment                 Contractor        Regions(1)       Term

Uranium                    Energy Resources
                            of Australia          9-13        1990-1996
Uranium                    Everest Minerals       9-13        1990-1996
Conversion                 Sequoyah Fuel Corp.    8-12        1989-1995
Enrichment                 USEC                    (2)        Through 2022
Fabrication                Westinghouse           1-21        1982-2009
Reprocessing               None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 11 was loaded in 1994 and Region no. 12 will be loaded in 1996.

(2) The contract with the USEC is a "requirements" type contract whereby the USEC supplies total enrichment requirements for the unit through the year 2022, as specified by its then current schedule.

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

                      GAS OPERATIONS
Gas Sales

     In 1994 residential sales accounted for 29% of gas sales revenues; commercial sales 19%; industrial sales 38%; sales for resale 14%. Dekatherm sales by classification for the years ended December 31, 1994 and 1993 are presented below:


                                        SALES
                                      DEKATHERMS                    %
CLASSIFICATION                   1994              1993           CHANGE

Residential                   11,531,558        12,651,000         (8.9)
Commercial                     9,886,622         9,611,556         (0.3)
Industrial                    41,513,880        30,335,059         36.9
Sale for resale               15,178,820        19,144,130        (20.7)
Transportation gas            16,067,294        29,542,805        (45.6)
    Total                     94,178,174       101,284,550         (7.3)


    During 1994 the Company recorded a net increase of 3,878 customers, increasing its total customers to 238,614.

     The demand for gas is affected by conservation, the weather, the price relationship between gas and alternate fuels and other factors.

     The deregulation of natural gas prices at the wellhead which took place on January 1, 1985 and the changes in the prices of natural gas that have occurred under Federal regulation have resulted in the development of a spot market for natural gas in the producing areas of the country. Pipeline Corporation has been successful in purchasing lower cost natural gas in the spot market and arranging for its transportation to South Carolina. Pipeline Corporation has also negotiated contracts with certain direct and indirect industrial customers for the transportation of natural gas that the industrial customers purchase directly from suppliers.

    On November 1, 1993 Transco and Southern Natural (Pipeline Corporation's interstate suppliers) began operations under Order No. 636, which deregulated the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas supplies whether the customer purchases gas from the pipeline or another supplier. The Company's gas subsidiaries are positioned for the related market changes arising from this order.

    Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility service, including transportation services, for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Hydrocarbons acquires and sells natural gas in the newly deregulated markets. Petroleum Resources owns natural gas reserves that supply natural gas for the interstate markets. Neither Hydrocarbons nor Petroleum Resources supplies natural gas to any affiliate for use in providing regulated gas utility services.

     To reduce dependence on imported oil, NEPA imposes purchase requirements for alternate fuel vehicles for Federal, state, municipal and private fleets which increase over a period of years. The Company expects these requirements for alternate fuel vehicles to develop business opportunities for the sale of compressed natural gas as fuel for vehicles, but it cannot predict the magnitude of this new market.

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco. The volume of gas which Pipeline Corporation is entitled to transport through these contracts on a firm basis is shown below:

                                                Maximum Daily
            Supplier                   Contract Demand Capacity (MCF)

            Southern Natural Firm Transportation   188,000
            Transco Firm Transportation             29,300
               Total                               217,300

     Additional natural gas volumes are brought to Pipeline
Corporation's system as capacity is available for interruptible transportation.

     During 1994 the average cost per MCF of natural gas purchased for resale, including spot market purchases, was approximately
$2.00 compared to approximately $2.42 during 1993.

     To meet the requirements of its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,524,833 MCF were in storage at December 31, 1994. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,450,727 MCF of natural gas storage space on December 31, 1994, of which 4,550,847 MCF were in storage at such date.

     The Company believes that current supplies under contract and spot market purchases of natural gas are adequate to meet existing customer demands for service and to accommodate growth.

Curtailment Plans

     The FERC has established allocation priorities applicable to firm and interruptible capacities on interstate pipeline companies which require Southern Natural and Transco to allocate capacity to Pipeline Corporation. The FERC allocation priorities are not applicable to deliveries by Pipeline Corporation to its customers, which are governed by a separate curtailment plan approved by the PSC.

Gas Reserves

     Petroleum Resources is actively involved in oil and natural gas exploration, development and production activities. It currently owns and/or operates oil and gas properties in Texas, Louisiana, Mississippi, Oklahoma, California, Arkansas, Nebraska, Kansas, New Mexico, Alabama, Utah, Wyoming and Federal waters offshore Texas, Louisiana and Alabama.

Gas Marketing

     Hydrocarbons markets natural gas as well as other light hydrocarbons. Hydrocarbons also owns and operates the Wilburton
Gathering System in Oklahoma.

Propane Operations

     Suburban purchases, delivers and sells propane.  In 1994
Suburban sold approximately 23 million gallons of propane and had approximately 32,000 residential, commercial and industrial customers at year end.

     Hydrocarbons owns and operates an 80 million gallon under-ground propane storage facility that leases storage space to industrial companies, utilities and others. It also owns and operates a 62 mile propane pipeline connected to the Dixie Pipeline System which traverses central South Carolina.

                         REGULATION
General

      SCANA is a public utility holding company within the meaning of PUHCA, but is exempt under Section 3(a)(1) of PUHCA from regulation by the SEC as a registered holding company unless and until the SEC shall otherwise order, except for Section 9(a)(2) thereof prohibiting the acquisition of securities of other public utilities without a prior order of the SEC.

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

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. As discussed above, NEPA is designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any materially adverse impact on the results of its operations, its financial position or its business prospects.

Federal Energy Regulatory Commission

     SCE&G and GENCO are subject to regulation under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes.

     SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects.
The expiration dates of the licenses covering the projects are as follows:

       Project                 Capability (KW)      License Expiration Date

       Neal Shoals                  5,000                     1993
       Stevens Creek                9,000                     1993
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Parr Shoals                 14,000                     2020
       Fairfield Pumped Storage   512,000                     2020

     Pursuant to the provisions of the Federal Power Act as amended by the Electric Consumers Protection Act of 1986, applications for new licenses for Neal Shoals and Stevens Creek were filed with the FERC on December 30, 1991. No competing applications were filed. The Neal Shoals license application was declared to be ready for environmental analysis by FERC Notice dated June 3, 1994, and the Stevens Creek Application was declared to be ready by FERC Notice dated September 6, 1994. FERC has issued Notices of Authorization for Continued Project Operation for both projects until FERC has acted on SCE&G's applications for new licenses. FERC is in the process of performing a Multiple-project Environmental Assessment for Neal Shoals, and a Single-project Environmental Assessment for Stevens Creek.

     At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the United States takes over a project or the FERC issues a license to another applicant, the original licensee shall be paid its net investment in the project, not to exceed fair value, plus severance damages.

Nuclear Regulatory Commission

     SCE&G is subject to regulation by the NRC with respect to the ownership and operation of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. The NRC conducts semiannual reviews that identify plants that have demonstrated an excellent level of safety performance. For the sixth consecutive time, the NRC named Summer Station to its short list of top performing plants.

     In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

                          RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1990 - 1994 based on test years:


                                  REQUESTED                       GRANTED
                Date of                                                    % of
General Rate  Application/   Amount    % Increase   Date of    Amount     Increase
Applications    Hearing    (Millions)   Requested    Order   (Millions)   Granted

PSC
 Electric
  Retail        12/07/92     $ 72.0*     11.4%      06/07/93   $ 60.5      84%
  Retail        01/03/89     $ 27.2       3.7%      07/03/89   $ 18.2**    67%**

 Transit
  Fares         03/12/92     $  1.7      42.0%      09/14/92   $  1.0      59%


*As modified to reflect lowering of rate of return SCE&G was seeking.

**Reflects a rate reduction of $3.7 million on January 4, 1993 (see discussion below) and excludes impact of rate reduction of $7.7 million on January 3, 1990 which corresponds to $7.7 million reduction in cost-of-service resulting from NRC approval of extension of Summer Station's operating life to 40 years.

     On October 27, 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for SCE&G's gas operations that had previously been deferred.

     On June 7, 1993 the PSC issued an order on SCE&G's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually, based on a test year. These rates are to be implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year.

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

    Effective with the first billing cycle in December 1991, SCE&G's gas rate schedules for its residential, small commercial and small industrial customers have included a weather normalization adjustment (WNA). The WNA minimizes fluctuations in gas revenues due to abnormal weather conditions and is subject to
an annual review by the PSC.   The PSC order was based on a return
on common equity of 12.25%. On August 26, 1994, the PSC ordered that the WNA be made permanent.

    In May 1989 the PSC approved a volumetric and direct billing method for Pipeline Corporation to recover take-or-pay costs incurred from its interstate pipeline suppliers pursuant to FERC-approved final and non-appealable settlements. In December 1992 the Supreme Court approved Pipeline Corporation's full recovery of the take-or-pay charges imposed by its suppliers and treatment of these charges as a cost of gas. However, the Supreme Court declared the PSC-approved "purchase deficiency" methodology for recovery of these costs to be unlawful retroactive ratemaking and remanded the docket to the PSC to reconsider its recovery methodology. On April 30, 1994 the PSC issued an order regarding Pipeline Corporation's recovery of take-or-pay cost incurred pursuant to FERC-approved settlements with its upstream interstate pipeline suppliers. This order provided a mechanism for Pipeline Corporation to recover its take-or-pay cost volumetrically over a period of approximately 30 months. SCE&G receives a credit for payments made prior to the April 30 order which is netted against the current volumetric surcharge. That net cost is recovered by SCE&G through its purchased gas adjustment clause.

    On August 8, 1990 the PSC issued an order effective November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order. Pipeline Corporation appealed that decision to the Supreme Court which on January 10, 1994 reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service.

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

Fuel Cost Recovery Procedures

     The PSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates semiannually based on projected fuel costs for the ensuing six-month period, adjusted for any overcollection or undercollection from the preceding six-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review.

     In the April 1994 semiannual review of the fuel cost component of electric rates, the PSC voted to increase the rate from 13.0 mills per KWH to 14.16 mills per KWH, a monthly increase of $1.16 for an average customer using 1,000 KWH per month. For the October 1994 review the PSC voted to continue the rate of 14.16 mills per KWH.

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

     In the October 1994 review the PSC authorized an increase in the base cost of gas from 47.100 cents per therm to 51.058 cents per therm which resulted in a monthly increase of $3.96 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.


                       ENVIRONMENTAL MATTERS

General

     Federal and state authorities have imposed upon the Company environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. It is difficult to forecast the ultimate effect of these regulations and standards upon existing and proposed operations. Moreover, developments in these areas may require that equipment and facilities be modified, supplemented or replaced. Capital Expenditures

     In the years 1992 through 1994, capital expenditures for environmental control amounted to approximately $105.0 million.
In addition, approximately $11.1 million, $9.4 million, and $7.9 million of environmental control expenditures were made during 1994, 1993 and 1992, respectively, which are included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes but forecasts for minimum capitalized expenditures are $37.4 million for 1995 and $215.9 million for the four-year period 1996 through 1999. These expenditures are included in the Company's construction program.

Air Quality Control

     The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase has a compliance date of January 1, 1995 and the second, January 1, 2000. The Company meets all requirements of Phase I and, therefore, will not have to implement changes until compliance with Phase II requirements is necessary. The Company then will most likely meet its compliance requirements through the burning of natural gas and/or lower sulfur coal, the addition of scrubbers to coal-fired generating units, and the purchase of sulfur dioxide emission allowances. At December 31, 1994, the Company had purchased $19.4 million in emission allowances and had commitments to purchase $6.8 million in emission allowances in 1995. Low nitrogen oxide burners will be installed to reduce nitrogen oxide emissions.

     The Company is continuing to refine a compliance plan that must be filed with the EPA by January 1, 1996. The Company currently estimates that air emissions control equipment will require capital expenditures of $158 million over the 1995-1999 period to retrofit existing facilities and an increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2004, the Company anticipates total capital expenditures of $287 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits the permitting agency has implemented a more rigorous control program. The Company has been developing compliance plans to meet the additional parameters of control and compliance has involved updating wastewater treatment technologies. Amendments to the Clean Water Act proposed recently in Congress include several provisions which could prove costly to SCE&G. These include limitations to mixing zones and the implementation of technology-based standards.

Superfund Act and Environmental Assessment Program

     As described in Note 1L of Notes to Consolidated Financial Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $20.2 million and $19.6 million at December 31, 1994 and 1993, respectively. Estimates to date include, among other things, the costs estimated to be associated with the matters discussed in the following paragraphs.

     The Company's principal subsidiary, SCE&G, owns five decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G has maintained an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRPs) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     SCE&G has been listed as a PRP and has recorded liabilities, which are not considered material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina, the Aqua-Tech Environmental Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina.

     The Arkansas Department of Pollution Control and Ecology (ADPCE) has identified SCE&G as a PRP for clean-up of PCBs at an abandoned transformer rebuilding plant in Little Rock, Arkansas. No formal notice from ADPCE has been received concerning this issue. SCE&G does not believe that the resolution of this issue will have a material effect on SCE&G's results of operations or financial position.

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

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 requires that the United States government make available by 1998 a permanent repository for high level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mill per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent fuel storage capability until at least 2008 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

                         OTHER MATTERS

     With regard to SCE&G's insurance coverage for Summer Station, reference is made to Note 10B of Notes to Consolidated Financial
Statements, which is incorporated herein by reference.

     The Company's net investment in oil and gas properties is subject to a quarterly ceiling limitation calculation that is based on the future net revenues from forecasted production of proved oil and gas reserves valued at current or contract prices. Carrying values of proved reserves in excess of the ceiling limitation are expensed currently.

     In an effort to limit exposure to changing natural gas prices and to avoid a writedown resulting from the application of the ceiling test at December 31, 1994, in January 1995 the Company entered into a series of forward contacts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company will receive on approximately sixty percent of its forecasted natural gas production for the years 1995-2001. The forward contracts are at an average price of $1.88 per dekatherm. If market prices exceed the forward contracts' prices at the time of delivery, the Company will forego additional revenues to the extent of the price differential for the quantities subject to such forward contracts. However, the Company believes these forward contracts are appropriate in light of current market conditions and that the forward contracts reduce the Company's exposure to price risk. The Company remains exposed to price risk for any production that is not subject to such forward contracts.

ITEM 2. PROPERTIES

     SCANA owns no property other than the capital stock of each of its subsidiaries. It owns all of the capital stock of each subsidiary except for the Preferred Stock of SCE&G and the capital stock of SCANA's indirect, wholly owned subsidiaries which are not material individually or in the aggregate. The assets formerly belonging to Peoples, acquired by SCANA Corporation in 1990, were transferred to SCE&G on January 1, 1994.

     SCE&G's bond indentures, securing the First and Refunding
Mortgage Bonds and First Mortgage Bonds issued thereunder, constitute direct mortgage liens on substantially all of its property. GENCO's Williams Station is subject to a first mortgage lien.

     For a brief description of the properties of the Company's other subsidiaries, which are not significant as defined in Rule 1-02 of Regulation S-X, see Item 1, "Business."

                                ELECTRIC


     The following table gives information with respect to electric generating facilities, all of which are owned by SCE&G except as noted.

                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability         Location     In-Service    (KW)(1)

Steam (2)
Urquhart         Coal/Gas         Beech Island, SC   1953        250,000
McMeekin         Coal/Gas         Irmo, SC           1958        252,000
Canadys          Coal/Gas         Canadys, SC        1962        430,000
Wateree          Coal             Eastover, SC       1970        700,000
Williams (3)     Coal             Goose Creek, SC    1973        560,000
Summer (4)       Nuclear          Parr, SC           1984        590,000

Gas Turbines
Burton           Gas/Oil          Burton, SC         1961         28,500
Faber Place      Gas              Charleston, SC     1961          9,500
Hardeeville      Oil              Hardeeville, SC    1968         14,000
Canadys          Gas/Oil          Canadys, SC        1968         14,000
Urquhart         Gas/Oil          Beech Island, SC   1969         38,000
Coit             Gas/Oil          Columbia, SC       1969         30,000
Parr (5)         Gas/Oil          Parr, SC           1970         60,000
Williams (6)     Gas/Oil          Goose Creek, SC    1972         49,000
Hagood           Gas/Oil          Charleston, SC     1991         95,000

Hydro
Neal Shoals                       Carlisle, SC       1905          5,000
Parr Shoals                       Parr, SC           1914         14,000
Stevens Creek                     Martinez, GA       1914          9,000
Columbia                          Columbia, SC       1927         10,000
Saluda                            Irmo, SC           1930        206,000

Pumped Storage
Fairfield                         Parr, SC           1978        512,000

                 Total                                         3,876,000


(1)   Summer rating.
(2) Excludes Cope Electric Generating Station, a 385,000 KW plant currently under construction and scheduled for commercial operation in early 1996.
(3) The steam unit at Williams Station, owned by GENCO, was converted from oil-fired to coal-fired operation in 1984 and, with modifications, can be reconverted to oil-fired operation should the need arise.
(4)   Represents SCE&G's two-thirds portion of the Summer Station.
(5) Two of the four Parr gas turbines are leased and have a net capability of 34,000 KW. This lease expires on June 29, 1996.
(6) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.

     SCE&G owns 445 substations having an aggregate transformer capacity of 18,885,437 KVA. The transmission system consists of 3,057 miles of lines and the distribution system consists of 15,421 pole miles of lines and 3,122 trench miles of underground lines.


                             GAS
Natural Gas

     SCE&G's gas system, including the Peoples system acquired by SCANA and transferred to SCE&G on January 1, 1994, consists of approximately 6,719 miles of three-inch equivalent distribution pipelines and approximately 11,078 miles of distribution mains and related service facilities.

     Pipeline Corporation's gas system consists of approximately 1,759 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

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

     Petroleum Resources owns and/or operates oil and gas properties in Texas, Louisiana, Mississippi, Oklahoma, California, Arkansas,
Nebraska, Kansas, New Mexico, Alabama, Wyoming and Utah and Federal waters offshore Texas, Louisiana and Alabama.

Propane

     SCE&G has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas. These facilities can store the equivalent of 430,405 MCF of natural gas.

                            TRANSIT

     SCE&G owns 97 motor coaches which operate on a route system of 285 miles.


ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

CORPORATE STRUCTURE

                             SCANA CORPORATION
                       A Holding Company, Owning Twelve
                       Direct, Wholly Owned Subsidiaries

SOUTH CAROLINA                             SCANA HYDROCARBONS, INC.
ELECTRIC & GAS COMPANY                     Markets natural gas as well
Generates and sells electricity            as other light hydrocarbons
to wholesale and retail customers,         and owns and operates a natural
purchases, sells and transports            gas gathering system in Oklahoma.
natural gas at retail and provides         Owns and operates a propane
public transit service in Columbia         pipeline and provides for
and Charleston.                            transportation and bulk
                                           storage of propane.
SOUTH CAROLINA GENERATING
COMPANY, INC.                              SCANA PETROLEUM RESOURCES, INC.
Owns and operates Williams                 Owns and/or operates oil and gas
Station and sells electricity              properties.
to SCE&G.
                                           SERVICECARE, INC.
SOUTH CAROLINA FUEL                        Provides energy related products
COMPANY, INC.                              and services beyond the energy
Acquires, owns and provides for            meter, principally service
financing for SCE&G's nuclear              contracts on home appliances.
fuel, fossil fuel and sulfur
dioxide emission allowances.               PRIMESOUTH, INC.
                                           Engages in power plant
SUBURBAN PROPANE GROUP, INC.               management and maintenance
Purchases, delivers and                    services.
sells propane.
                                           SCANA DEVELOPMENT CORPORATION
SCANA CAPITAL RESOURCES, INC.              Engaged in the acquisition,
Has provided equity capital                development, management and
for diversified investments.               sale of real estate. (In
                                           liquidation.)
MPX SYSTEMS, INC.
Provides fiber optic                       SOUTH CAROLINA PIPELINE
telecommunications, video                  CORPORATION
conferencing, specialized                  Purchases, sells and transports
mobile radio services and is               natural gas to wholesale and
pursuing Personal Communication            direct industrial customers.
Services licenses for wireless             Owns and operates two LNG plants
communications.                            for the liquefaction, regasifi-
                                           cation and storage of natural gas.

Each of the above listed companies is organized and incorporated under the laws of the State of South Carolina.

              EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers are elected at the annual organizational meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organizational meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                               Positions Held During
     Name             Age         Past Five Years            Dates

L.M. Gressette, Jr.   63    Chairman of the Board,
                            Chief Executive Officer
                              and President                *-present

W.B. Timmerman        48    Executive Vice President       1994-present
                            Assistant Secretary            1993-present
                            Senior Vice President          *-1994
                            Chief Financial Officer
                              and Controller               *-present

B.D. Kenyon           52    President and Chief
                              Operating Officer - SCE&G    1990-present
                            Senior Vice President -
                              Division Operations,
                              Pennsylvania Power and
                              Light Company                *-1990

A. H. Gibbes          48    Senior Vice President -        1994-present
                              SCANA and
                            Assistant Secretary - SCE&G
                              GENCO, Fuel Company, MPX,
                              PrimeSouth, ServiceCare
                              and SCANA Development Corp.
                            General Counsel and
                              Assistant Secretary          1993-present
                            President and Treasurer -
                              SCANA Development Corp.      1990-present

C.B. Novinger         45    Senior Vice President -
                              Administration               *-present

Max Earwood           62    President and Treasurer -
                              South Carolina Pipeline
                              Corporation                  *-present
                            President and Treasurer -
                              SCANA Hydrocarbons, Inc.;
                              SCANA Petroleum Resources,
                              Inc.;                        *-present
                            Vice President - Gas
                              Distribution, SCE&G          *-1991

K.B. Marsh            39    Vice President - Finance,
                              Treasurer & Secretary        1992-present
                            Vice President of
                              Corporate Planning - SCE&G   1991
                            Vice President and
                              Controller - SCE&G           1989-1991



*Indicates position held at least since March 1, 1990

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS


COMMON STOCK INFORMATION

                                    1994                                1993
                      4th      3rd      2nd      1st      4th      3rd      2nd      1st
                      Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
Price Range: (a)
  High               44 5/8   46       46 1/2   50 1/8   52 1/4   51 7/8   48 3/8   46 1/2
  Low                41       42 3/4   42 1/8   44 3/4   47 7/8   47 5/8   45       40 1/8

Dividends Per Share:

 1994                        Amount            Date Declared               Date Paid
 First Quarter                $.705            February 15,1994            April 1, 1994
 Second Quarter                .705            April 28, 1994              July 1, 1994
 Third Quarter                 .705            August 24, 1994             October 1, 1994
 Fourth Quarter                .705            October 18, 1994            January 1, 1995


 1993                        Amount            Date Declared               Date Paid
 First Quarter                $.685            February 16, 1993           April 1, 1993
 Second Quarter                .685            April 29, 1993              July 1, 1993
 Third Quarter                 .685            August 25, 1993             October 1, 1993
 Fourth Quarter                .685            October 19, 1993            January 1, 1994

                                                              December 31,
                                                      1994                    1993
Number of common shares outstanding                48,017,510              46,619,457
Number of common stockholders of record                39,516                  41,564

The principal market for SCANA common stock is the New York Stock Exchange.  The ticker symbol used is SCG.  The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 28, 1995 was
48,330,982.


(a) As reported on the New York Stock Exchange Composite Listing.




SECURITIES RATINGS (As of December 31, 1994)

        SCANA CORPORATION                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
Rating                     First Mortgage   First and Refunding   Preferred    Commercial
Agency  Medium-Term Notes      Bonds           Mortgage Bonds       Stock        Paper

Duff &
Phelps         NR                 A+                  A+              A            NR

Moody's        A3                 A1                  A1              a1           P-1

Standard
& Poor's       A-                 A                   A               A-           A-1

     NR - Not Rated


Further reference is made to Note 5 of Notes to Consolidated Financial Statements.







ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
For the Years Ended December 31,       1994          1993          1992          1991          1990            1984
Statement of Income Data                   (Thousands of dollars except statistics and per share amounts)
  Operating Revenues:
    Electric                        $  975,388    $  940,121    $  829,477    $  867,215    $  851,146      $  755,502
    Gas                                342,672       320,195       305,275       276,742       292,380         378,491
    Transit                              4,002         3,851         3,623         3,869         4,033           3,178
      Total Operating Revenues       1,322,062     1,264,167     1,138,375     1,147,826     1,147,559       1,137,171
  Operating Expenses:
    Fuel used in electric generation
      and purchased power              255,240       242,793       213,474       234,683       223,972         235,246
    Gas purchased for resale           220,923       208,695       191,577       171,869       191,939         289,212
    Other operation and maintenance    293,721       290,891       281,242       270,213       265,887         184,727
    Depreciation and amortization      119,177       112,844       108,315       102,669        97,801          74,914
    Taxes                              173,448       163,633       133,987       146,032       142,003         153,776
      Total Operating Expenses       1,062,509     1,018,856       928,595       925,466       921,602         937,875
  Operating Income                     259,553       245,311       209,780       222,360       225,957         199,296
  Other Income                           5,998        30,076        11,883        11,655        54,874          17,647
  Income Before Interest Charges and
    Preferred Stock Dividends          265,551       275,387       221,663       234,015       280,831         216,943
  Interest Charges, Net                108,397       101,189        97,600        91,458        92,317          78,248
  Preferred Stock Cash Dividends
    of Subsidiary                        5,955         6,217         6,473         6,706         6,911          16,877
  Net Income                        $  151,199    $  167,981    $  117,590    $  135,851    $  181,603      $  121,818

  Percent of Operating Income (Loss)
    Before Income Taxes
     Electric                               88%           90%           85%           89%           89%             87%
     Gas                                    14%           13%           18%           14%           14%             15%
     Transit                                (2%)          (3%)          (3%)          (3%)          (3%)            (2%)

  Common Stock Data
   Weighted Average Number of Common
    Shares Outstanding (Thousands)      47,381        45,203        41,475        40,361        40,882          39,900
   Earnings Per Weighted Average
     Share of Common Stock               $3.19         $3.72         $2.84         $3.37         $4.44           $3.05
   Dividends Declared Per Share
     of Common Stock                     $2.82         $2.74         $2.68         $2.62         $2.52           $2.05
   Common Shares Outstanding
     (Year-End) (Thousands)             48,018        46,619        43,911        40,784        40,882          40,296
   Book Value Per Share of
     Common Stock (Year-End)            $29.37        $28.59        $26.46        $25.23        $24.56          $19.31




27







December 31,                         1994          1993         1992           1991          1990         1984
Balance Sheet Data                        (Thousands of dollars except statistics and per share amounts)

  Utility Plant, Net              $3,293,667    $3,004,075   $2,810,279      $2,664,651    $2,549,763   $2,205,297

  Total Assets                    $4,393,128    $4,040,526   $3,557,721      $3,305,862    $3,144,936   $2,506,996


  Common Equity                   $1,410,438    $1,333,045   $1,161,896      $1,028,990    $1,003,877   $  778,251
  Preferred Stock (Not subject
    to purchase or sinking fund
    requirements)                     26,027        26,027      26,027           26,027       26,027        26,262
  Preferred Stock, Net (Subject
    to purchase or sinking fund
    requirements)                     49,528        52,840      56,154           59,469       62,704       152,974
  Long-Term Debt, Net              1,537,624     1,424,399   1,204,754        1,122,396       938,933      900,878
  Total Capitalization            $3,023,617    $2,836,311  $2,448,831       $2,236,882    $2,031,541   $1,858,365

Other Statistics
  Electric:
    Customers (Year-End)             476,412      468,874     461,900          453,660       446,516       378,963
    Territorial sales
      (Million KWH)                   16,838       16,880      15,794           15,695        15,385        12,590
    Residential:
      Average annual use per
        customer (KWH)                13,048       14,077      13,037           13,246        13,330        12,061
      Average annual rate
        per KWH                       $.0743       $.0707      $.0695           $.0700        $.0707        $.0757
    Generating Capability - Net MW
      (Year-End)                       3,876        3,864       3,912            3,912         3,891         3,959
    Territorial Peak Demand - Net MW   3,444        3,557       3,380            3,300         3,222         2,596

  Gas:
    Customers (Year-End)             238,614      234,736     231,153          225,819       220,817       189,544
    Sales (Thousand Therms)          781,109      717,417     761,721          694,801       711,821       737,059
    Residential:
      Average annual use per
        customer (therms)                543          605         577              521           497           618
      Average annual rate
        per therm                       $.84         $.76        $.74             $.77          $.77          $.69






ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. The transition began with the enactment of the Public
Utility Regulatory Policies Act of 1978 which facilitated the entry of competitors into the electric generation business.
Subsequently, the National Energy Policy Act (NEPA) was enacted in
1992 to promote competition among utility and nonutility generators in the wholesale electric generation market. Recent initiatives in some states to lessen regulation and promote competition, particularly with regard to retail transmission access, also have accelerated the utility industry's transition.

     Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected.

    The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the Public Service Commission of South Carolina (PSC) in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, reorganized its operations around Strategic Business Units.
Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operations and maintenance costs and in staffing levels. SCE&G believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

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

     Due to continuing customer growth, SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County. Construction of the plant began in November 1992 and is expected to be complete in late 1995 with commercial operation beginning in early 1996. The estimated cost of the Cope plant, excluding financing costs and allowance for funds used during construction (AFC), but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with the Company's system are expected to cost $26 million. Until the completion of the new plant, SCE&G is contracting for additional capacity as necessary to ensure that the energy demands of its customers can be met.

     As discussed in Note 2B of Notes to Consolidated Financial
Statements, on June 7, 1993 the PSC issued an order granting SCE&G a 7.4% annual increase in retail electric rates which was implemented in two phases over a two year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing $18.5 million annually, based on a test year.







     The estimated primary cash requirements for 1995, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1994 are as follows:

                                                     1995            1994
                                                    (Thousands of Dollars)

Property additions and construction
  expenditures, excluding allowance for
  funds used during construction (AFC)              $348,530        $471,175
Acquisition of oil and gas producing
  properties                                            -             47,189
Nuclear fuel expenditures                             23,084          27,429
Maturing obligations, redemptions and
  sinking and purchase fund requirements              25,630          30,373
    Total                                           $397,244        $576,166


     Approximately 31% of total cash requirements (excluding dividends) was provided from internal sources in 1994 as compared to 28% in 1993.

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidi-aries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. In December 1994, a shelf registration statement filed with the Securities and Exchange
Commission became effective providing for the issuance of up to an additional $250 million in medium-term notes. At December 31, 1994 the Company had available for issuance $317.6 million.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated
April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 15 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding
(Bond Ratio). For the year ended December 31, 1994 the Bond Ratio was 3.52. The issuance of additional Class A Bonds is restricted also to an additional principal amount equal to 60% of unfunded net property additions (which unfunded net property additions totaled approximately $499.8 million at December 31, 1994), Class A Bonds issued on the basis of retirements of Class A Bonds (no earned retirement credits remaining at December 31, 1994), and Class A
Bonds issued on the basis of cash on deposit with the Trustee.

     SCE&G has placed a new bond indenture (New Mortgage) dated
April 1, 1993 on substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued.
New Bonds are expected to be issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $57 million were available for such purpose as of December 31, 1994), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended
December 31, 1994 the New Bond Ratio was 4.85.








     The following additional financing transactions have occurred since December 31, 1993:

, On January 14, 1994 the Company closed unsecured bank loans totaling $60 million due January 13, 1995, and used the proceeds to pay off a loan in a like total amount. In
      January 1995 the Company refinanced the loans with an unsecured bank loan of $60 million due January 12, 1996 at an initial interest rate of 6.44%, subject to reset quarterly at LIBOR plus ten basis points.

,     On July 21, 1994 SCE&G issued $100 million of First Mortgage
      Bonds, 7.70% series due July 15, 2004 to repay short-term borrowings in a like amount.

,     On November 3, 1994 SCE&G issued $30 million of Pollution
      Control Facilities Revenue Bonds due November 1, 2024. The proceeds from the sale of the bonds are being used to defray the cost of constructing certain facilities for the disposal of solid waste at SCE&G's Cope Generating Station under construction in Orangeburg County, South Carolina.

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

     Pursuant to Section 204 of the Federal Power Act, SCE&G and
GENCO must obtain FERC authority to issue short-term indebtedness.
The FERC has authorized SCE&G to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 1997.
GENCO has not sought such authorization.

     The Company had $479.1 million authorized lines of credit and had unused lines of credit of $455.1 million at December 31, 1994.
In addition, SCE&G has a credit agreement for a maximum of $75 million to finance nuclear and fossil fuel inventories, with $24.4 million available at December 31, 1994.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements
(Preferred Stock Ratio). For the year ended December 31, 1994 the Preferred Stock Ratio was 2.29.

     On December 16, 1994 the Company registered with the SEC
2,000,000 additional shares of the Company's common stock to be issued and sold under the SPSP.

     During 1994 the Company issued 595,438 shares of the Company's common stock under the DRP. In addition, the Company issued 781,354 shares of its common stock pursuant to its SPSP. The Company has authorized and reserved for issuance, and registered under effective registration statements, 1,470,386 and 2,091,066 shares of common stock pursuant to the DRP and the SPSP, respectively.




31






     In January 1994 the Company signed an agreement to sell substantially all of the real estate assets of SCANA Development
Corporation to Liberty Properties Group, Inc. of Greenville, South
Carolina for $91.5 million.  On March 4, 1994 the Company and
Liberty amended the agreement to exclude certain projects then under construction, and the sales price was reduced to $49.6 million. The transaction was closed on May 27, 1994. Certain other assets of SCANA Development Corporation are being sold to other parties. These transactions did not have a material impact on the Company's financial position or results of operations.

     MPX Systems Inc., a wholly owned subsidiary of SCANA, through a joint venture with ITC Transmission Systems, a Georgia-based telecommunications holding company, is constructing a fiber optic network through Texas, Louisiana, Mississippi, Alabama and
Georgia. The network, which will consist of more than 900 miles of fiber optic lines, is expected to be completed by June 1995 at a cost of $58 million. In addition, MPX is pursuing Personal
Communication Services licenses for wireless communications in the Southeast through a joint venture with ITC Personal Communications, Inc., Intercel PCS Services, Inc., and South Atlantic PCS
Corporation. A $40 million construction loan obtained by the joint venture has been guaranteed in part by SCANA Corporation. All new ventures currently capitalize on the fiber infrastructure in place and provide for expansion of the network.

     The Company anticipates that its 1995 cash requirements of $397.2 million will be met through internally generated funds
(approximately 42% excluding dividends), the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors. Actual 1995 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements.

Environmental Matters

The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase has a compliance date of January 1, 1995 and the second, January 1, 2000. The Company meets all requirements of Phase I and, therefore, will not have to implement changes until compliance with Phase II requirements is necessary.
The Company then will most likely meet its compliance requirements through the burning of natural gas and/or lower sulfur coal, the addition of scrubbers to coal-fired generating units, and the purchase of sulfur dioxide emission allowances. At December 31, 1994, the Company had purchased $19.4 million in emission allowances and had commitments to purchase $6.8 million in emission allowances in 1995. Low nitrogen oxide burners will be installed to reduce nitrogen oxide emissions.

     The Company is continuing to refine a compliance plan that must be filed with the U.S. Environmental Protection Agency (EPA) by January 1, 1996. The Company currently estimates that air emissions control equipment will require capital expenditures of $158 million over the 1995-1999 period to retrofit existing facilities and an increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2004, the Company anticipates total capital expenditures of $287 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units.
Concurrent with renewal of these permits, the permitting agency has implemented more rigorous control programs. The Company has been developing compliance plans to meet the additional parameters of control, and compliance has involved updating wastewater treatment technologies. Amendments to the Clean Water Act proposed recently in Congress include several provisions which could prove costly to SCE&G. These include limitations to mixing zones and the implementation of technology-based standards.








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

     As described in Note 1L of Notes to Consolidated Financial
Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations;
such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and a eight-year period for gas operations. Such deferred amounts totaled $20.2 million and $19.6 million at December 31, 1994 and 1993, respectively. Estimates to date include, among other things, the costs associated with the matters discussed in the following paragraphs.

     SCE&G, the Company's principal subsidiary, owns five decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G has maintained an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified SCE&G, the City of
Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park
Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup
Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by the EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the City's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun
Park Area Site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     SCE&G has been listed as a PRP and has recorded liabilities, which are not considered material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina, the Aqua-Tech
Environmental, Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina.

     The Arkansas Department of Pollution Control And Ecology
(ADPCE) has identified SCE&G as a PRP for clean-up of PCBs at an abandoned transformer rebuilding plant in Little Rock, Arkansas.
No formal notice from ADPCE has been received concerning this issue. SCE&G does not believe that the resolution of this issue will have a material effect on SCE&G's results of operations or financial position.








Regulatory Matters


     On June 7, 1993 the PSC issued an order on SCE&G's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually, based on a test year. These rates were implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June 1994, producing
$18.5 million annually, based on a test year.

     SCE&G anticipates filing for electric rate relief in 1995.
The filing is anticipated to encompass primarily the remaining cost of completing the construction of the Cope Generating Station.

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating
"exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any materially adverse impact on the results of its operations, its financial position or its business prospects.

Other

     The Company's net investment in oil and gas properties is subject to a quarterly ceiling limitation calculation that is based on the future net revenues from forecasted production of proved oil and gas reserves valued at current or contract prices. Carrying values of proved reserves in excess of the ceiling limitation are expensed currently.

     In an effort to limit exposure to changing natural gas prices and to avoid a writedown resulting from the application of the ceiling test at December 31, 1994, in January 1995 the Company entered into a series of forward contacts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company will receive on approximately sixty percent of its forecasted natural gas production for the years
1995-2001. The forward contracts are at an average price of $1.88 per dekatherm. If market prices exceed the forward contracts' prices at the time of delivery, the Company will forego additional revenues to the extent of the price differential for the quantities subject to such forward contracts. However, the Company believes these forward contracts are appropriate in light of current market conditions and that the forward contracts reduce the Company's exposure to price risk. The Company remains exposed to price risk for any production that is not subject to such forward contracts.







RESULTS OF OPERATIONS

Earnings and Dividends

     Earnings per share of common stock, the percent increase
(decrease) from the previous year and the rate of return earned on common equity for the years 1992 through 1994 were as follows:

                                                1994      1993      1992
Earnings per weighted average share            $3.19     $3.72     $2.84
Percent increase (decrease) in earnings
  per share                                    (14.2%)    31.0%    (15.7%)
Return earned on common equity (year-end)       10.7%     12.6%     10.1%


, 1994 Earnings per share and return on common equity decreased in 1994 primarily due to operations at Petroleum
      Resources, the Company's oil and natural gas exploration and production subsidiary. Petroleum Resources reported a net loss of $19.2 million for 1994, including an after-tax charge of $12.4 million recorded during the third quarter of 1994 to reflect an adjustment to accumulated depreciation, depletion and amortization and a writedown of the carrying value of certain of Petroleum Resources' gas properties based on a recently completed reserve study.


, 1993 Earnings per share and return on common equity increased in 1993 primarily due to a higher electric sales margin and additional nonoperating income.

      The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items both of which have the effect of increasing reported net income. AFC represented approximately 6.4% of income before income taxes in 1994, 5.7% in 1993 and 5.3% in 1992.


    In 1994 SCANA's Board of Directors raised the quarterly cash dividend on common stock to 70.5 cents per share from 68.5 cents per share. The increase, effective with the dividend payable on April 1, 1994, raised the indicated annual dividend rate to $2.82 per share from $2.74. SCANA has increased the dividend rate on its common stock in 41 of the last 42 years.

Electric Operations


,     1994   The increase in the electric sales margin from 1993
      to 1994 is primarily the result of an increase in retail
      electric rates phased in over a two-year period beginning
      June 1993 and an increase in industrial sales, which more
      than offset the negative impact of a six percent decrease
      in residential sales of electricity due to milder weather
      in 1994.

, 1993 The increase in electric sales margin from 1992 to 1993 is primarily a result of increased residential and commercial KWH sales due to weather and customer growth, an increase in retail electric rates beginning in June 1993 and the recording in 1992 of a $14.6 million reserve against earnings related to the August 31, 1992 retail electric rate ruling from the Supreme Court (see Note 2G of Notes to Consolidated Financial Statements).

    An increase of 7,538 electric customers to 476,412 total customers contributed to a 1994 peak demand of 3,444 MW on January 19. The all time peak demand record of 3,557 MW was set on July 29, 1993.






Gas Operations


, 1994 The 1994 gas sales margin increased from 1993 primarily as a result of lower gas costs which allowed
     Pipeline Corporation to compete successfully with alternate fuel suppliers in industrial markets. Higher oil prices and a stronger economy had a positive impact on industrial sales which increased for both SCE&G and Pipeline Corporation.

, 1993 In 1993 the gas sales margin decreased from 1992 as a result of higher gas prices which reducedPipeline
     Corporation's sales due to the competitiveness of alternate fuels. This reduction was partially offset by increases in higher margin residential and commercial sales and increased transportation volumes.

Other Operating Expenses


, 1994 Other operation and maintenance expenses increased for 1994 primarily due to an increase in the costs of postretirement benefits other than pensions which are accrued in accordance with Financial Accounting Standards
     Board Statement No. 106 (See Note 1J of Notes to
     Consolidated Financial Statements.) The increase in depreciation and amortization expenses is attributable to property additions and to increases in depreciation rates.
     The increase in other taxes reflects an increase in SCE&G's property taxes of approximately $5 million.


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


Other Income

     Other income, net of taxes, decreased approximately $23.3 million in 1994 primarily due to operations at Petroleum
Resources. Petroleum Resources reported a net loss of $19.2 million for 1994 including an after-tax charge of $12.4 million recorded during the third quarter of 1994 to reflect an adjustment to accumulated depreciation, depletion, and amortization and a writedown of the carrying value of certain
Petroleum Resources gas properties based on recently completed reserve study. In 1993 Petroleum Resources reported net income of $11.1 million.

     The Company's net investment in oil and gas properties is subject to a quarterly ceiling limitation calculation that is based on the future net revenues from forecasted production of proved oil and gas reserves valued at current or contract prices.
Carrying values of proved reserves in excess of the ceiling limitation are expensed currently.

     In an effort to limit exposure to changing natural gas prices and to avoid a writedown resulting from the application of the ceiling test at December 31, 1994, in January 1995 the Company entered into a series of forward contacts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company will receive on approximately sixty percent of its forecasted natural gas production for the years 1995-2001. The forward contracts are at an average price of $1.88 per dekatherm. If market prices exceed the forward contracts' prices at the time of delivery, the Company will forego additional revenues to the extent of the price differential for the quantities subject to such forward contracts. However, the Company believes these forward contracts are reasonable in light of current market conditions and that the forward contracts reduce the Company's exposure to price risk.
The Company remains exposed to price risk for any production that is not subject to such forward contracts.







Interest Expense


, 1994 The increase in interest expense (excluding the debt component of (AFC) is primarily attributable to the issuance of $100 million of First
     Mortgage Bonds in July and $30 million of Pollution Control Facilities
     Revenue Bonds in November, both to finance utility construction, and to the issuance of long-term debt during 1993.


, 1993 Interest on long-term debt increased approximately $5.6 million in 1993 compared to 1992 due to the issuance of $72.4 million medium-term notes during the latter part of 1992 and $60 million medium-term notes in July 1993 to finance acquisitions of natural gas reserves and the issuance of $200 million of SCE&G's First Mortgage Bonds to finance utility construction. The resulting increases more than offset the interest savings resulting from the redemption and refinancing of $382 million of First and Refunding Mortgage Bonds with the proceeds from the issuance of $400 million of First Mortgage Bonds by SCE&G at lower interest rates.






ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


                                                                      Page

Independent Auditor's Report.......................................    39

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1994 and 1993...    40

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1994, 1993 and 1992.............    42

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1994, 1993 and 1992.............................    43

    Consolidated Statements of Capitalization as of
      December 31, 1994 and 1993...................................    44
    Notes to Consolidated Financial Statements.....................    46


     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.









INDEPENDENT AUDITORS' REPORT

SCANA CORPORATION:

     We have audited the accompanying Consolidated Balance Sheets and Consolidated Statements of Capitalization of SCANA
Corporation and subsidiaries (Company) as of December 31, 1994 and 1993 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management.
Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 6, 1995








CONSOLIDATED BALANCE SHEETS


December 31,                                                          1994          1993
ASSETS                                                              (Thousands of Dollars)
Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $3,424,951    $3,328,915
  Gas                                                                 467,576       451,493
  Transit                                                               3,785         3,769
  Common                                                               77,327        72,804
    Total                                                           3,973,639     3,856,981
  Less accumulated depreciation and amortization                    1,333,360     1,259,689
    Total                                                           2,640,279     2,597,292
  Construction work in progress                                       582,628       349,530
  Nuclear fuel, net of accumulated amortization                        43,591        29,087
  Acquisition adjustment-gas, net of accumulated amortization          27,169        28,166
      Utility Plant, Net                                            3,293,667     3,004,075

Nonutility Property and Investments (Net of accumulated
  depreciation and depletion)(Note 1)                                 395,929       393,728

Current Assets:
  Cash and temporary cash investments (Note 8)                         10,934        20,766
  Receivables                                                         183,180       174,121
  Inventories (at average cost):
    Fuel (Notes 3 and 4)                                               60,273        62,977
    Materials and supplies                                             47,463        46,890
  Prepayments                                                          19,853        21,826
  Accumulated deferred income taxes                                    18,629         8,607
      Total Current Assets                                            340,332       335,187

Deferred Debits:
  Emission allowances                                                  19,409          -
  Unamortized debt expense                                             13,488        13,076
  Unamortized deferred return on plant investment (Note 1)             10,614        14,860
  Nuclear plant decommissioning fund (Note 1)                          30,383        25,103
  Other (Notes 1 and 10)                                              289,306       254,497
      Total Deferred Debits                                           363,200       307,536

        Total                                                      $4,393,128    $4,040,526










December 31,                                                          1994          1993
CAPITALIZATION AND LIABILITIES                                      (Thousands of Dollars)

Stockholders' Investment (Note 5):
  Common equity                                                    $1,410,438    $1,333,045
  Preferred stock (Not subject to purchase or sinking funds)           26,027        26,027
     Total Stockholders' Investment                                 1,436,465     1,359,072
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                49,528        52,840
Long-Term Debt, Net (Notes 3, 4 and 8)                              1,537,624     1,424,399

         Total Capitalization                                       3,023,617     2,836,311

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                               183,027        43,019
  Current portion of long-term debt (Note 3)                           38,055        34,322
  Current portion of preferred stock (Note 6)                           2,418         2,504
  Accounts payable                                                    117,959       129,495
  Estimated rate refunds and related interest (Note 2)                   -            2,509
  Customer deposits                                                    13,768        13,498
  Taxes accrued                                                        46,670        50,063
  Interest accrued                                                     25,226        21,784
  Dividends declared                                                   35,530        33,637
  Other                                                                17,220        12,649

         Total Current Liabilities                                    479,873       343,480

Deferred Credits:
  Accumulated deferred income taxes (Notes 1 and 7)                   589,026       568,172
  Accumulated deferred investment tax credits (Notes 1 and 7)          91,349        94,981
  Accumulated reserve for nuclear plant decommissioning (Note 1)       30,383        25,103
  Other (Note 1)                                                      178,880       172,479
         Total Deferred Credits                                       889,638       860,735
  Commitments and Contingencies (Note 10)                                -             -
           Total                                                   $4,393,128    $4,040,526




See Notes to Consolidated Financial Statements.









CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                                1994        1993       1992
                                                                   (Thousands of Dollars
                                                                 except per share amounts)
Operating Revenues (Notes 1 and 2):
  Electric                                                  $  975,388  $  940,121 $  829,477
  Gas                                                          342,672     320,195    305,275
  Transit                                                        4,002       3,851      3,623
        Total Operating Revenues                             1,322,062   1,264,167  1,138,375

Operating Expenses:
  Fuel used in electric generation                             235,136     229,736    206,151
  Purchased power                                               20,104      13,057      7,323
  Gas purchased for resale                                     220,923     208,695    191,577
  Other operation (Note 1)                                     229,996     223,239    215,800
  Maintenance (Note 1)                                          63,725      67,652     65,442
  Depreciation and amortization (Note 1)                       119,177     112,844    108,315
  Income taxes (Notes 1 and 7)                                  94,510      90,007     60,947
  Other taxes                                                   78,938      73,626     73,040
        Total Operating Expenses                             1,062,509   1,018,856    928,595

Operating Income                                               259,553     245,311    209,780

Other Income (Note 1):
  Other income (loss), net of income taxes                      (2,178)     21,147      6,388
  Allowance for equity funds used during construction            8,176       8,929      5,495
        Total Other Income                                       5,998      30,076     11,883

Income Before Interest Charges
  and Preferred Stock Dividends                                265,551     275,387    221,663

Interest Charges (Credits):
  Interest on long-term debt, net                              108,804      98,695     93,052
  Other interest expense                                         6,749       8,672      8,819
  Allowance for borrowed funds used
    during construction (Note 1)                                (7,156)     (6,178)    (4,271)
        Total Interest Charges, Net                            108,397     101,189     97,600

Income Before Preferred Stock Cash
  Dividends of Subsidiary                                      157,154     174,198    124,063
Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                  (5,955)     (6,217)    (6,473)

Net Income                                                     151,199     167,981    117,590
Retained Earnings at Beginning of Year                         506,380     462,893    457,393
Common Stock Cash Dividends Declared (Note 5)                 (133,911)   (124,494)  (112,090)
Retained Earnings at End of Year                            $  523,668  $  506,380 $  462,893

Net Income                                                  $  151,199  $  167,981 $  117,590
Weighted Average Number of Common Shares
  Outstanding (Thousands)                                       47,381      45,203     41,475
Earnings Per Weighted Average Share of Common Stock              $3.19       $3.72      $2.84

See Notes to Consolidated Financial Statements.



42






CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                     1994              1993              1992
                                                                               (Thousands of Dollars)
Cash Flows From Operating Activities:
  Net income                                                       $151,199          $167,981          $117,590
  Adjustments to reconcile net income to net cash
   provided from operating activities:
    Depreciation, depletion and amortization                        210,905           158,024           126,695
    Amortization of nuclear fuel                                     13,487            18,156            23,190
    Deferred income taxes, net                                        9,967            65,205           (10,783)
    Deferred investment tax credits, net                             (3,632)           (3,658)           (3,667)
    Net regulatory asset - adoption of SFAS No. 109                  (1,951)          (31,531)             -
    Dividends declared on preferred stock of subsidiary               5,955             6,217             6,473
    Allowance for funds used during construction                    (15,332)          (15,107)           (9,766)
    Unamortized loss on reacquired debt                                 (60)          (17,063)              (81)
    Nuclear refueling accrual                                        (4,881)           (6,086)           11,862
    Equity in (earnings) losses of investees                           (230)             (319)              652
    Over (under) collections, fuel adjustment clause                (16,966)          (14,308)            7,482
    Emission allowances                                             (19,409)             -                 -
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                             (9,059)          (35,244)           (8,918)
      (Increase) decrease in inventories                              2,131           (10,995)             (234)
      Increase (decrease) in accounts payable                       (11,536)           28,109             7,282
      Increase (decrease) in estimated rate
        refunds and related interest                                 (2,509)          (15,302)           17,811
      Increase (decrease) in taxes accrued                           (3,393)          (14,941)            1,691
      Increase (decrease) in interest accrued                         3,442            (7,511)              663
    Other, net                                                      (11,423)            3,955            12,354
Net Cash Provided From Operating Activities                         296,705           275,582           300,296
Cash Flows From Investing Activities:
    Utility property additions and construction expenditures       (404,600)         (322,381)         (277,636)
    (Increase) decrease in nonutility property and investments:
    Acquisition of oil and gas producing properties                 (47,189)         (122,621)          (74,766)
    Nonutility property                                            (109,336)          (81,044)          (35,462)
    Investments                                                     (19,006)           (4,066)           (2,591)
    Sale of Real Estate Assets                                       79,439              -                 -
  Principal noncash item:
    Allowance for funds used during construction                     15,332            15,107             9,766
Net Cash Used For Investing Activities                             (485,360)         (515,005)         (380,689)
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds                                      100,000           600,000              -
    Issuance of common stock                                         63,317           129,066           126,809
    Issuance of notes and loans                                      60,000           148,059           154,254
    Issuance of pollution control bonds                              30,000              -                 -
    Other long-term debt                                               -                3,005              -
  Repayments:
    Mortgage bonds                                                     -             (430,000)          (35,890)
    Notes                                                           (75,545)          (72,040)          (95,272)
    Other long-term debt                                            (11,430)           (1,195)             (255)
    Preferred stock                                                  (3,398)           (3,295)           (3,199)
  Dividend payments:
    Common stock                                                   (131,925)         (122,129)         (109,383)
    Preferred stock                                                  (6,048)           (6,247)           (6,558)
  Short-term borrowings, net                                        140,008             1,863            20,390
  Fuel financings, net                                               13,844           (18,948)           (6,628)
Net Cash Provided By Financing Activities                           178,823           228,139            44,268
Net Decrease in Cash and Temporary Cash Investments                  (9,832)          (11,284)          (36,125)
Cash and Temporary Cash Investments, January 1                       20,766            32,050            68,175
Cash and Temporary Cash Investments, December 31                   $ 10,934          $ 20,766          $ 32,050

Supplemental Cash Flows Information:
  Cash paid for - Interest                                         $110,347          $113,010          $100,340
                - Income taxes                                       90,012            93,337            81,819

Noncash Financing Activities:
  Department of Energy decontamination and
    decommissioning obligation                                         -                4,965              -


See Notes to Consolidated Financial Statements.





CONSOLIDATED STATEMENTS OF CAPITALIZATION


December 31,                                                                           1994            1993
Common Equity (Note 5):                                                               (Thousands of Dollars)
  Common stock, without par value, authorized 75,000,000 shares; issued
    and outstanding, 1994 - 48,017,510 shares and 1993 - 46,619,457 shares         $  886,770      $  826,665
  Retained earnings                                                                   523,668         506,380
Total Common Equity                                                                 1,410,438  46%  1,333,045    47%


South Carolina Electric & Gas Company:
  Cumulative Preferred Stock (Not subject to purchase or sinking funds)(Note 5):

    $100 Par Value - Authorized 200,000 shares
     $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1994       1993      Current    Through    Minimum
    $100 Par    8.40%    197,668    197,668     102.80   11-30-96     101.00           19,767          19,767
     $50 Par    5.00%    125,209    125,209      52.50       -         52.50            6,260           6,260
Total Preferred Stock (Not subject to purchase or sinking funds)                       26,027   1%     26,027     1%


South Carolina Electric & Gas Company:
  Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

    $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1994       1993      Current    Through    Minimum
                7.70%     89,984     92,992    101.00        -       101.00             8,998           9,299
                8.12%    126,835    131,899    102.03        -       102.03            12,684          13,190
                         216,819    224,891



     $50 Par Value - Authorized 1,627,074 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1994       1993      Current    Through    Minimum
                4.50%     19,088     20,800     51.00        -         51.00              954           1,040
                4.60%      2,334      3,834     50.50        -         50.50              117             192
                4.60%(A)  28,052     30,052     51.00        -         51.00            1,403           1,503
                4.60%(B)  78,200     81,600     50.50        -         50.50            3,910           4,080
                5.125%    73,000     74,000     51.00        -         51.00            3,650           3,700
                6.00%     86,400     89,600     50.50        -         50.50            4,320           4,480
                8.72%    127,956    160,000     51.00     12-31-98     50.00            6,398           8,000
                9.40%    190,245    197,191     51.175       -         51.175           9,512           9,860
                         605,275    657,077


     $25 Par Value - Authorized 2,000,000 shares; none outstanding in 1994 and 1993

Total Preferred Stock (Subject to purchase or sinking funds)                           51,946          55,344
Less:  Current portion, including sinking fund requirements                             2,418           2,504
Total Preferred Stock, Net (Subject to purchase or sinking funds)                      49,528   2%     52,840     2%







December 31,                                                                       1994                 1993
Long-Term Debt (Notes 3, 4 and 8):                                                  (Thousands of Dollars)

SCANA Corporation:
  Bank Notes, due 1996 (6.44%, reset quarterly)                                   60,000               60,000
  Medium-term Notes:
                                        Year of
                Series                  Maturity

                5.76%                     1998                                    20,000               20,000
                7.17%                     1999                                    42,400               42,400
                6.60%                     1999                                    30,000               30,000
                6.15%                     2000                                    20,000               20,000
                6.51%                     2003                                    20,000               20,000

South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        2000                                   100,000              100,000
                6 1/4%                    2003                                   100,000              100,000
                7.70%                     2004                                   100,000                 -
                7 1/8%                    2013                                   150,000              150,000
                7 1/2%                    2023                                   150,000              150,000
                7 5/8%                    2023                                   100,000              100,000

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity

                4 7/8%                    1995                                    16,000               16,000
                5.45%                     1996                                    15,000               15,000
                6%                        1997                                    15,000               15,000
                6 1/2%                    1998                                    20,000               20,000
                7 1/4%                    2002                                    30,000               30,000
                9%                        2006                                   145,000              145,000
                8 7/8%                    2021                                   155,000              155,000

  Pollution Control Facilities Revenue Bonds:
    5.95% Series, due 2003                                                         6,660                6,760
    Fairfield County Series 1984, due 2014 (6.50%)                                56,820               56,820
    Richland County Series 1985, due 2014 (6.50%)                                  5,210                5,210
    Fairfield County Series 1986, due 2014 (6.50%)                                 1,090                1,090
    Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                 4,365                4,365
    Orangeburg County Series 1994 due 2024 (daily adjusted rate)                  30,000                 -
 Capitalized Lease Obligations, due 1991-1997 (various rates between
     5 3/4% and 10%)                                                               1,842                2,897
  Installment Note Payable, due 1996                                               1,452                2,277
  Department of Energy Decontamination and Decommissioning Obligation              3,922                4,634
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, due 2014 (6.50%)                                    35,850               35,850
  Note, 7.78%, due 2011                                                           67,400               71,100
South Carolina Fuel Company, Inc.:
  Nuclear and Fossil Fuel Liability                                               50,594               36,750
South Carolina Pipeline Corporation:
  Notes, 6.72%, due 2013                                                          23,750               25,000
  Note, 9.27%, due 1991-1994                                                        -                   8,000
SCANA Development Corporation:
  Notes, due 1994-2004 (various rates between 8.5% and 12.0%)                       -                   1,770
  Bank Loans, due 1994-1998 (various rates between 6% and 6.25%)                   3,246               13,839
          Total Long-Term Debt                                                 1,580,601            1,464,762
Less -  Current maturities, including sinking fund requirements                   38,055               34,322
     -  Unamortized discount                                                       4,922                6,041
Total Long-Term Debt, Net                                                      1,537,624    51%     1,424,399    50%
Total Capitalization                                                          $3,023,617   100%    $2,836,311   100%
See Notes to Consolidated Financial Statements.







             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.   Organization and Principles of Consolidation

     SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 but is exempt from registration under such Act.

     The accompanying Consolidated Financial Statements reflect the consolidation of the accounts of the Company and its wholly owned subsidiaries:

     Regulated utilities

     South Carolina Electric Gas Company (SCE&G)
     South Carolina Fuel Company, Inc.
     South Carolina Generating Company, Inc. (GENCO)
     South Carolina Pipeline Corporation (Pipeline Corporation)

     Nonregulated businesses

     SCANA Petroleum Resources, Inc. (Petroleum Resources)
     SCANA Hydrocarbons, Inc.
     Suburban Propane Group, Inc.
     MPX Systems, Inc. (MPX)
     Primesouth, Inc.
     ServiceCare, Inc.
     SCANA Development Corporation
     SCANA Capital Resources, Inc.

    Investments in joint ventures in real estate and telecommunications are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation.

    In January 1994 the Company signed an agreement to sell substantially all of the real estate assets of SCANA Development
Corporation to Liberty Properties Group, Inc. (Liberty) of
Greenville, South Carolina for $91.5 million. On March 4, 1994 the Company and Liberty amended the agreement to exclude certain projects then under construction, and the sales price was reduced to $49.6 million. The transaction was closed on May 27, 1994.
Certain other assets of SCANA Development Corporation are being sold to other parties. These transactions did not have a material impact on the Company's financial position or results of operations.

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

     SCE&G, operator of the V. C. Summer Nuclear Station (Summer
Station), and the South Carolina Public Service Authority (PSA) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the op-erating costs and energy output of the plant in these proportions. Each party, however, provides its own financing.
Plant in service related to SCE&G's portion of Summer Station was approximately $923.1 million and $920.2 million as of December 31, 1994 and 1993, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $297.9 million and $285.3 million as of December
31, 1994 and 1993, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

D.   Allowance for Funds Used During Construction

     Allowance for funds used during construction (AFC), a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion, as a component of construction cost, of the costs of debt and equity capital dedicated to construction investment.
AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 8.5%, 9.3% and 9.6% for 1994, 1993 and 1992, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

E.   Deferred Return on Plant Investment

     Commencing July 1, 1987, as approved by a PSC order on that date, SCE&G ceased the deferral of carrying costs associated with 400 MW of electric generating capacity previously removed from rate base and began amortizing the accumulated deferred carrying costs on a straight-line basis over a ten-year period.
Amortization of deferred carrying costs, included in "Depreciation and amortization," was approximately $4.2 million for each of 1994, 1993 and 1992.

F.   Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. SCE&G had undercollected through the electric fuel cost component approximately $3.5 million at December 31, 1994 and overcollected approximately $9.2 million at December 31, 1993 which are included in "Deferred Debits-Other" and "Deferred Credits-Other", respectively.



   Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1994 and 1993 the Company had undercollected through the gas cost recovery procedure approximately $16.3 million and $12.0 million, respectively, which are included in "Deferred Debits-Other."

G.   Depreciation, Depletion and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were as follows:


                                       1994             1993            1992
SCE&G                                  3.01%            2.97%           3.00%
GENCO                                  2.70%            2.64%           2.63%
Pipeline Corporation                   2.79%            2.62%           2.62%
Aggregate of Above                     2.98%            2.92%           2.96%


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

     Depreciation, depletion and amortization (DD&A) of the capitalized costs of oil and gas producing properties is provided for on the units-of-production basis. Units-of-production rates are based on estimated proved reserves.

H.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires.
The expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are currently estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs.  SCE&G is providing for its share of estimated decommissioning costs of Summer
Station over the life of Summer Station.  SCE&G's method of
funding decommissioning costs is referred to as COMReP (Cost of
Money Reduction Plan).  Under this plan, funds collected through rates ($3.2 million and $2.5 million in 1994 and 1993,
respectively) are used to purchase insurance policies on the lives of key Company personnel.  Through the purchase of
insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more
traditional funding approaches.  Amounts for decommissioning collected through electric rates, insurance proceeds, and
interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission.  Management
intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis.
Thus, the trust's sources of decommissioning funds under the
COMReP program include investment components of life insurance policy proceeds, return on investments, and the cash transfers
from SCE&G described above.   SCE&G records its liability for
decommissioning costs in deferred credits.









     The staff of the Securities and Exchange Commission has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of decommissioning costs for financial statements of electric utilities with nuclear generating facilities. In response to these questions, the Financial
Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning. If the current electric utility industry accounting practices for such decommissioning are changed: (1) annual provisions for decommissioning could increase, and (2) trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction of decommissioning expense.

     In addition, pursuant to the National Energy Policy Act passed by Congress in 1992, SCE&G has recorded a liability for its estimated share of amounts required by the U.S. Department of Energy for its decommissioning fund. SCE&G will recover the costs associated with this liability, totaling $4.3 million at December 31, 1994, through the fuel cost component of its rates;
accordingly, these amounts have been deferred and are included in "Deferred Debits-Other" and "Long-Term Debt, Net."

I.  Income Taxes

    The Company and its subsidiaries file consolidated Federal and State income tax returns. Income taxes are allocated to all subsidiaries based on their contributions to consolidated taxable income.

    The Company adopted Statement of Financial Accounting
Standards No. 109, "Accounting for Income Taxes,"  effective
January 1, 1993. Prior years' financial statements have not been restated. Deferred tax assets and liabilities were adjusted from the amounts recorded at December 31, 1992 under prior standards to the amounts required at January 1, 1993 under Statement No.
109 at currently enacted income tax rates. The adjustments were charged or credited to regulatory assets or liabilities if the Company expected to recover the resulting additional income tax expense from, or pass through the resulting reductions in income tax expense to, customers of the Company's regulated subsidiaries; otherwise, they were charged or credited to income tax expense. The cumulative effect of adopting Statement No. 109 on retained earnings as of January 1, 1993, as well as the effect of adoption on net income for the year ended December 31, 1993, was not material. At December 31, 1993 the combined effect of adopting Statement No. 109 and adjusting deferred tax assets and liabilities for the change in 1993 of the corporate Federal income tax rate from 34% to 35% resulted in balances of $100.8 million in regulatory assets (included in "Deferred Debits-
Other") and $69.3 million in regulatory liabilities (included in "Deferred Credits-Other") for the Company's regulated subsidiaries.

     In accordance with Statement No. 109, deferred tax assets and liabilities are recorded for the tax effects of temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers of the Company's regulated subsidiaries; otherwise, they are charged or credited to income tax expense.

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

     Net periodic pension cost for the years ended December 31, 1994, 1993 and 1992 included the following components:


                                                   1994      1993      1992
                                                     (Thousands of Dollars)
Service cost--benefits earned during the period $  8,684   $  7,629  $  7,174
Interest cost on projected benefit obligation     21,711     20,413    19,628
Adjustments:
      Return on plan assets                        2,365    (50,389)  (28,607)
      Net amortization and deferral              (29,760)    25,936     8,096
      Net periodic pension cost                 $  3,000   $  3,589  $  6,291


     The determination of net periodic pension cost is based upon the following assumptions:


                                          1994           1993          1992
Annual discount rate                      7.25%           8.0%          8.0%
Expected long-term rate of
  return on plan assets                   8.0%            8.0%          8.0%
Annual rate of salary increases           4.75%           5.5%          5.5%


     The following table sets forth the funded status of the plan at December
31, 1994 and 1993:


                                                            1994       1993
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                               $205,364   $204,794
  Nonvested benefit obligation                              13,966     14,085
      Accumulated benefit obligation                      $219,330   $218,879

Plan assets at fair value
  (invested primarily in equity
  and debt securities)                                    $347,702   $351,648
Projected benefit obligation                               246,318    295,718
Plan assets greater than
  projected benefit obligation                             101,384     55,930
Unrecognized net transition liability                       11,307     10,713
Unrecognized prior service costs                             9,374      9,294
Unrecognized net gain                                     (102,284)   (64,607)
      Pension asset recognized in
        Consolidated Balance Sheets                       $ 19,781   $ 11,330








           The accumulated benefit obligation is based on the plan's
benefit formulas without considering expected future salary
increases.  The following table sets forth the assumptions used in determining the amounts shown above for the years 1994, 1993 and 1992.


                                                       1994    1993     1992

Annual discount rate used to determine
  benefit obligations                                  8.0%    7.25%    8.0%
Assumed annual rate of future salary increases
  for projected benefit obligation                     2.5%    4.75%    5.5%


     The change in the annual discount rate used to determine benefit obligations from 7.25% to 8.0% and the change in the expected salary increase rate from 4.75% to 2.5% as of December
31, 1994 decreased the projected benefit obligation and increased the unrecognized net gain by approximately $67.7 million.

     In addition to pension benefits, the Company provides
certain health care and  life  insurance  benefits  to  active
and retired employees.   The costs of postretirement benefits
other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits.  Prior to 1993, the Company expensed these benefits, which are primarily health care, as claims were incurred.  In its
June 1993 electric rate order the PSC approved the inclusion in rates of the portion of increased expenses related to electric operations.  The Company expensed approximately $8.6 million and
$4.3 million, net of payments to current retirees, for the years ended December 31, 1994 and 1993, respectively.

     Net periodic postretirement benefit cost for the years ended
December 31, 1994 and 1993, included the following components:

                                                              1994       1993
                                                        (Thousands of Dollars)

Service cost--benefits earned during the period            $ 2,417    $ 1,908
Interest cost on accumulated postretirement benefit
  obligation                                                 6,644      5,502
Adjustments:
   Return on plan assets                                      -          -
   Amortization of unrecognized transition
    obligation                                               3,344      3,344
   Other net amortization and deferral                         860       -
   Net periodic postretirement benefit cost                $13,265    $10,754


     The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                            1994      1993

Annual discount rate                                        7.25%      8.0%
Health care cost trend rate                                11.25%     13.0%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                         5.25%      6.0%








     The following table sets forth the funded status of the plan at December 31, 1994 and 1993:

                                                              1994      1993
                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                 $ 59,174  $ 40,865
  Other fully eligible participants                           4,995     6,841
  Other active participants                                  24,889    25,767
   Accumulated postretirement benefit obligation             89,058    73,473
Plan assets at fair value                                      -         -
Plan assets less accumulated postretirement benefit
  obligation                                                (89,058)  (73,473)
Unrecognized net transition liability                        61,581    64,925
Unrecognized prior service costs                              3,453      -
Unrecognized net loss                                        11,156     4,284
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                         $(12,868) $ (4,264)


     The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                        1994         1993
Assumed health care cost trend rate used to
  measure expected costs                                12.0%        11.25%
Ultimate health care cost trend rate
  (to be achieved in 2004)                               6.0%         5.25%
Annual discount rate                                     8.0%         7.25%
Annual rate of salary increases                          2.5%         4.75%


     The effect of a one-percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1994 and the accumulated postretirement benefit obligation as of December 31, 1994 would be to increase such amounts by $210,000 and $3.3 million, respectively.

K.   Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.   Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $20.2 million and $19.6 million at December 31, 1994 and 1993, respectively, and are included in "Deferred Debits-Other."








M.  Oil and Gas

     Oil and gas properties are accounted for using the successful-efforts method. The costs of acquiring nonproducing acreage, drilling successful exploration wells, and all development costs are capitalized. The Company's net investment in oil and gas properties is subject to a quarterly ceiling limitation calculation that is based on the future net revenues from forecasted production of proved oil and gas reserves valued at current or contract prices. Carrying value of proved reserves in excess of the ceiling limitation are expensed currently. The
Company's investments in nonproducing properties are evaluated periodically, and if conditions warrant, an impairment reserve is provided. Cost of that portion of undeveloped acreage likely to be unproductive, based largely on historical experience, are amortized over the period of exploration. Annual lease rentals and exploration costs, including geological and geophysical costs and exploratory dry-hole cost, are expensed as incurred.

N.  Gas Futures Contracts

    The Company sells gas futures and forward contracts, purchases options, and enters into over-the-counter agreements to hedge price risks for the majority of Petroleum Resources' production. Gains and losses on the above are recognized concurrently with the revenue from the associated gas sales.

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

2.  RATE MATTERS:
    A.  On October 27, 1994 the PSC issued an order approving
SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for SCE&G's gas operations that had previously been deferred.

    B. On June 7, 1993 the PSC issued an order on SCE&G's pending electric rate proceeding allowing an authorized return on common equity of 11.5%, resulting in a 7.4% annual increase in retail electric rates, or a projected $60.5 million annually, based on a test year. These rates were implemented in two phases over a two-year period: phase one, effective June 1993, producing $42.0 million annually, and phase two, effective June
1994, producing $18.5 million annually, based on a test year.

    C.  On September 14, 1992 the PSC issued an order granting
SCE&G a $.25 increase in transit fares from $.50 to $.75 in both
Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect on October
5, 1992.  SCE&G has appealed the PSC's order to the Circuit
Court.







    D. Effective with the first billing cycle in December 1991, SCE&G's gas rate schedules for its residential, small commercial and small industrial customers have included a weather normalization adjustment (WNA). The WNA minimizes fluctuations in gas revenues due to abnormal weather conditions and is subject to annual review by the PSC. The PSC order was based on a return on common equity of 12.25%. On August 26, 1994, the PSC ordered that the WNA be made permanent.

    E. In May 1989 the PSC approved a volumetric and direct billing method for Pipeline Corporation to recover take-or-pay costs incurred from its interstate pipeline suppliers pursuant to FERC-approved final and nonappealable settlements. In
December 1992 the Supreme Court approved Pipeline Corporation's full recovery of the take-or-pay charges imposed by its suppliers and treatment of these charges as a cost of gas. However, the Supreme Court declared the PSC-approved "purchase deficiency" methodology for recovery of these costs to be unlawful retroactive ratemaking and remanded the docket to the PSC to reconsider its recovery methodology. On April 30, 1994 the PSC issued an order involving Pipeline Corporation's recovery of take-or-pay cost incurred pursuant to FERC-approved settlements with its upstream interstate pipeline supplier. This order provided a mechanism for Pipeline Corporation to recover its take-or-pay cost volumetrically over a period of approximate 30 months. SCE&G receives a credit for payments made prior to the April 30 order which is netted against the current volumetric surcharge. That net cost is recovered by SCE&G through its purchased gas adjustment clause.

    F.  On August 8, 1990 the PSC issued an order, effective
November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order.
Pipeline Corporation appealed that decision to the Supreme Court which, on January 10, 1994, reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South
Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service.

    G. On July 3, 1989 the PSC granted SCE&G approximately $21.9 million of a requested $27.2 million annual increase in retail electric revenues based upon an allowed return on common equity of 13.25%. The Consumer Advocate appealed the decision to the Supreme Court which, on August 31, 1992, found that the evidence in the record of that case did not support a return on common equity higher than 13.0% and remanded to the PSC a portion of its July 1989 order for a determination of the proper return on common equity consistent with the Supreme Court's opinion. On
January 19, 1993 the PSC issued an order allowing a return on common equity of 13.0%, approving a refund based on the difference in rates created by the difference between the 13.0% and the 13.25% return on common equity and making other nonmaterial adjustments to the calculation of cost-of-service.
The total refund, before interest and income taxes, was approximately $14.6 million and was charged against 1992
"Electric Revenues." The refund plus interest was made during 1993.






54





3.   LONG-TERM DEBT:

      The annual amounts of long-term debt maturities, including the amounts due under the nuclear and fossil fuel agreement (see
Note 4), and sinking fund requirements for the years 1995 through 1999 are summarized as follows:


 Year                     Amount                 Year                 Amount
                             (Thousands of Dollars)

1995                     $ 38,055                1998                $60,174
1996                      147,248                1999                 92,584
1997                       38,306


     Approximately $14.8 million of the portion of long-term debt payable in 1995 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     In January 1995 the Company arranged for an unsecured bank loan of $60 million, due January 12, 1996 at an initial interest rate of 6.44%, subject to reset quarterly at LIBOR plus ten basis points. Proceeds from the loans were used to repay bank loans totaling $60 million due January 13, 1995; accordingly, such loans are included in long-term debt at December 31, 1994.

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

     Commercial paper outstanding totaled $50.6 million and $36.8 million at December 31, 1994 and 1993 at weighted average interest rates of 6.06% and 3.47%, respectively.

5.   STOCKHOLDERS' INVESTMENT (Including Preferred Stock Not
Subject to Purchase or Sinking Funds):

    The changes in "Common Stock," without par value, during 1994, 1993 and 1992 are summarized as follows:


                                                Number            Thousands
                                               of Shares          of Dollars
Balance December 31, 1991                      40,784,327          $571,597
  Issuance of common stock                      3,126,304           127,406
Balance December 31, 1992                      43,910,631           699,003
  Issuance of common stock                      2,708,826           127,662
Balance December 31, 1993                      46,619,457           826,665
  Issuance of common stock                      1,398,053            60,105
Balance December 31, 1994                      48,017,510          $886,770





    The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock.
However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1994 approximately $13.2 million of retained earnings were restricted as to payment of cash dividends on common stock.

    Cash dividends on common stock were declared at an annual rate per share of $2.82, $2.74 and $2.68 for 1994, 1993 and 1992, respectively.

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

    The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1995 through 1999 are summarized as follows:


Year                    Amount                  Year                 Amount
                          (Thousands of Dollars)

1995                   $2,418                   1998                $2,440
1996                    2,482                   1999                 2,440
1997                    2,440


    The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1994, 1993 and 1992 are summarized as follows:


                                          Number                Thousands
                                         of Shares             of Dollars
Balance December 31, 1991                  998,404                $61,838
  Shares Redeemed:
   $100 par value                           (6,098)                  (610)
    $50 par value                          (51,777)                (2,589)
Balance December 31, 1992                  940,529                 58,639
  Shares Redeemed:
   $100 par value                           (7,374)                  (737)
    $50 par value                          (51,187)                (2,558)
Balance December 31, 1993                  881,968                 55,344
  Shares Redeemed:
   $100 par value                           (8,072)                  (807)
    $50 par value                          (51,802)                (2,591)
Balance December 31, 1994                  822,094                $51,946






7.  INCOME TAXES:

    Total income tax expense for 1994, 1993 and 1992 is as follows:


                                                1994       1993       1992
                                                 (Thousands of Dollars)
Current taxes:
  Federal                                     $62,033    $59,590     $67,240
  State                                        13,178      6,409       8,146
    Total current taxes                        75,211     65,999      75,386
Deferred taxes, net:
  Federal                                      10,242     23,219     (11,888)
  State                                           (86)     6,003         413
    Total deferred taxes                       10,156     29,222     (11,475)
Investment tax credits:
Amortization of amounts deferred (credit)      (3,631)    (3,659)     (3,659)

           Total income tax expense           $81,736    $91,562     $60,252


    The difference in actual income taxes and the income taxes calculated from the application of the statutory Federal income tax rate (35% for 1994 and 1993 and 34% for 1992) to pretax income is reconciled as follows:


                                              1994        1993        1992
                                                 (Thousands of Dollars)
Net income                                  $151,199    $167,981    $117,590
Total income tax expense:
  Charged to operating expenses               94,510      90,007      60,947
  Charged (credited) to other income         (12,774)      1,555        (695)
Preferred stock dividends                      5,955       6,217       6,473
    Total pretax income                     $238,890    $265,760    $184,315

Income taxes on above at statutory
  Federal income tax rate                   $ 83,612    $ 93,016    $ 62,667
Increases (decreases) attributable to:
  Allowance for funds used during
    construction (excluding nuclear fuel)     (2,862)     (3,125)     (1,868)
  Deferred return on plant investment,
    net of amortization                        1,486       1,486       1,444
  Depreciation differences                     2,860       2,794       2,129
  Amortization of investment tax credits      (3,631)     (3,659)     (3,659)
  State income taxes (less Federal income
    tax effect)                                8,510       8,068       5,649
  Deferred income tax flowback at higher
    than statutory rates                      (4,327)     (4,411)     (5,565)
  Alternate fuel production tax credit        (1,274)     (1,373)       (275)
  Other differences, net                      (2,638)     (1,234)       (270)
    Total income tax expense                $ 81,736    $ 91,562    $ 60,252

     The Omnibus Budget Reconciliation Act was signed into law on August 10, 1993, increasing the corporate tax rate from 34% to 35% effective January 1, 1993. The impact of this change on the Company's financial position and results of operations was not material.




57





The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $570.4 million at December 31, 1994 and $559.6 million at December 31, 1993 determined in accordance with Statement No. 109 (see Note 1I) are as follows:

                                                  1994            1993
                                                 (Thousands of Dollars)

Deferred tax assets:
     Unamortized investment tax credits        $ 56,588        $ 58,839
     Cycle billing                               17,521          15,084
     Nuclear operations expenses                    206           4,908
     Deferred compensation                        5,513           5,315
     Other post retirement benefits               3,187           1,631
     Other                                        8,392          11,102
       Total deferred tax assets                 91,407          96,879

Deferred tax liabilities:
     Property, plant and equipment (including
       DD&A and basis differences)              625,636         619,859
     Pension expense                              9,022           6,266
     Deferred fuel revenue                        7,803             931
     Reacquired debt                              7,146           7,574
     Other                                       12,197          21,814
        Total deferred tax liabilities          661,804         656,444
Net deferred tax liability                     $570,397        $559,565

     "Total deferred taxes" charged (credited) to income tax expense result from timing differences in recognition of the following items (thousands of dollars):


                                                   1992

Charged (credited) to expense:
 Property, plant and equipment
  (including DD&A and basis differences)        $  7,435
 Deferred fuel revenue                            (2,958)
 Property taxes                                      562
 Cycle billing                                    (1,321)
 Take-or-pay contracts                            (1,118)
 Nuclear refueling accrual                        (4,430)
 Electric rate refund                             (6,571)
 Injuries and damages                             (1,377)
 Other, net                                       (1,697)
   Total deferred taxes                         $(11,475)

The Internal Revenue Service has examined and closed consolidated
Federal income tax returns of the Company through 1989 and is currently examining the 1990, 1991 and 1992 Federal income tax returns. No adjustments are currently proposed by the examining agent. The Company does not anticipate that any adjustments which might result from this examination will have a significant impact on the earnings or financial position of the Company.







8. FINANCIAL INSTRUMENTS:

    The  carrying   amounts  and  estimated  fair values  of  the
Company's  financial  instruments  at December 31, 1994 and 1993 are as follows:


                                         1994                     1993
                                             Estimated               Estimated
                                 Carrying      Fair      Carrying      Fair
                                 Amount        Value      Amount       Value
                                             (Thousands of Dollars)
Cash and temporary
  cash investments           $   10,934    $   10,934  $   20,766 $   20,766
Investments                      24,858        27,099       5,312     15,235
Short-term borrowings           183,027       183,027      43,019     43,019
Total long-term debt          1,575,679     1,490,852   1,458,721  1,551,873
Total preferred stock
  (subject to purchase
  or sinking funds)              51,946        49,348      55,344     51,618



The information presented herein is based on pertinent information available to the Company as of December 31, 1994 and 1993. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1994, and the current estimated fair value may differ significantly from the estimated fair value at that date.


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

    The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.
    Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.


9.  SHORT-TERM BORROWINGS:

    The Company pays fees to banks as compensation for its lines of credit. Commercial paper borrowings are for 270 days or less.
Details of lines of credit and short-term borrowings at December
31, 1994, 1993 and 1992 and for the years then ended are as follows:


                                               1994      1993      1992
                                                 (Millions of Dollars)

Authorized lines of credit at year-end        $479.1    $335.0    $288.9
Unused lines of credit at year-end            $455.1    $308.0    $262.8

Short-term borrowings outstanding at
  year-end:
    Bank loans                                $ 71.1    $ 42.0    $ 41.1
      Weighted average interest rate            6.50%     3.71%     4.49%
    Commercial paper                          $111.2    $  1.0       -
      Weighted average interest rate            6.04%     3.35%      -




10. COMMITMENTS AND CONTINGENCIES:

    A. Construction

    SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina in Orangeburg County.
Construction of the plant began in November 1992 and is expected to be complete in late 1995 with commercial operation beginning in early 1996. The estimated cost of the Cope plant, excluding financing costs and AFC but including an allowance for escalation, is $450 million. In addition, the transmission lines for interconnection with SCE&G's system are expected to cost $26 million.

    Under the Duke/Fluor Daniel contract SCE&G must make specified monthly minimum payments. These minimum payments do not include amounts for inflation on a portion of the contract which is subject to escalation (approximately 34% of the total contract amount). The aggregate amount of such required minimum payments remaining at December 31, 1994 is as follows (thousands of dollars):

                               1995   $ 59,766
                               1996      5,603
                               Total  $ 65,369

Through December 31, 1994 SCE&G had paid $310 million under the contract.

    B. Nuclear Insurance
    The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United
States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $52.9 million per incident, but not more than $6.7 million per year.

    SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and
American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $1.4 billion for any losses in excess of $500 million pursuant to existing primary coverages
(with ANI) on Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7
1/2 times its annual premium in the event of property damage loss to any nuclear generating facilities covered by NEIL. Based on the current annual premium, this retroactive premium would not exceed $8.2 million.

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










    C.  Environmental

    As described in Note 1L of Notes to Consolidated Financial
Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts have been deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

     In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing
Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South
Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants.
The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National
Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
Investigation/Feasibility
Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site.
SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     D.  Emission Allowances

     The Company has entered into an agreement with a broker of sulfur dioxide emission allowances to purchase $6.8 million of allowances at a fixed price during 1995.

     E.  Personal Communication Services licenses

     MPX is pursuing Personal Communication Services licenses for wireless communications in the Southeast through a joint venture.
A $40 million construction loan obtained by the joint venture has been guaranteed by SCANA Corporation.

     F.  Oil and Gas Forward Contracts

     In an effort to limit exposure to changing natural gas prices and to avoid a write-down resulting from the application of the ceiling test (see Note 1M) at December 31, 1994, in January 1995 the Company entered into a series of forward contracts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company will receive on approximately sixty percent of its forecasted natural gas production for the years 1995-2001. The forward contracts are at an average price of $1.88 per dekatherm.










11. SEGMENT OF BUSINESS INFORMATION:

    Segment information at December 31, 1994, 1993 and 1992 and for the years then ended is as follows:


                                    1994
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $975,388     $342,672    $  4,002   $1,322,062
Operating expenses,
  excluding depreciation
  and amortization             640,528      292,227      10,577      943,332
Depreciation and
  amortization                 102,647       16,304         226      119,177

Total operating expenses       743,175      308,531      10,803    1,062,509

Operating income (loss)       $232,213     $ 34,141    $ (6,801)     259,553

Add  - Other income, net                                               5,998
Less - Interest charges                                              108,397
     - Preferred stock dividends                                       5,955
Net income                                                        $  151,199


Capital expenditures:
 Identifiable                 $364,007     $ 20,079    $    347   $  384,433

Utilized for overall Company operations                               20,167
Total                                                             $  404,600


Identifiable assets at
  December 31, 1994:
    Utility plant, net        $2,897,954   $315,746    $  1,791   $3,215,491
    Inventories                   98,669     17,026         495      116,190
          Total               $2,996,623   $332,772    $  2,286    3,331,681

Other assets                                                       1,061,447
Total assets                                                      $4,393,128








                                    1993
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  940,121   $320,195    $ 3,851    $1,264,167
Operating expenses,
  excluding depreciation
  and amortization               621,339    274,936      9,737       906,012
Depreciation and
  amortization                    97,849     14,820        175       112,844

Total operating expenses         719,188    289,756      9,912     1,018,856

Operating income (loss)       $  220,933   $ 30,439    $(6,061)      245,311

Add  - Other income, net                                              30,076
Less - Interest charges                                              101,189
     - Preferred stock dividends                                       6,217
Net income                                                        $  167,981


Capital expenditures:
 Identifiable                 $  279,082   $ 28,761    $   604    $  308,447

Utilized for overall Company operations                               13,934
Total                                                             $  322,381


Identifiable assets at
  December 31, 1993:
    Utility plant, net        $2,628,374   $312,437    $ 1,673    $2,942,484
    Inventories                   77,805     22,019        463       100,287
          Total               $2,706,179   $334,456    $ 2,136     3,042,771

Other assets                                                         997,755
Total assets                                                      $4,040,526




63







                                    1992
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  829,477   $305,275    $ 3,623    $1,138,375
Operating expenses,
  excluding depreciation
  and amortization               554,897    256,178      9,205       820,280
Depreciation and
  amortization                    93,978     14,174        163       108,315

Total operating expenses         648,875    270,352      9,368       928,595

Operating income (loss)       $  180,602   $ 34,923    $(5,745)      209,780

Add  - Other income, net                                              11,883
Less - Interest charges                                               97,600
     - Preferred stock dividends                                       6,473
Net income                                                        $  117,590


Capital expenditures:
 Identifiable                 $  234,918   $ 33,495    $   346    $  268,759

Utilized for overall Company operations                                8,877
Total                                                             $  277,636


Identifiable assets at
  December 31, 1992:
    Utility plant, net        $2,456,691   $299,591    $ 1,240    $2,757,522
    Inventories                   82,717      8,155        481        91,353
          Total               $2,539,408   $307,746    $ 1,721     2,848,875

Other assets                                                         708,846
Total assets                                                      $3,557,721



64





12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                     1994
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $347,309   $296,046   $361,329  $317,378 $1,322,062
Operating
  income (000)             69,398     50,048     86,708    53,399    259,553
Net income (000)           50,124     29,167     49,690    22,218    151,199
Earnings per weighted
  average share of
  common stock
  as reported                1.07        .62       1.04       .46       3.19



                                     1993
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $321,840   $280,382   $359,453  $302,492 $1,264,167
Operating
  income (000)             63,714     45,370     84,638    51,589    245,311
Net income (000)           45,110     26,909     64,427    31,535    167,981
Earnings per weighted
  average share of
  common stock
  as reported                1.02        .61       1.41       .68       3.72









9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
    FINANCIAL DISCLOSURE

     Not Applicable


                           PART III

     The information required by Item 10, "Directors and Executive Officers of the Registrant," with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading
"Executive Officers of the Registrant" on page 25 herein. The other information required by Item 10, as well as that called for by Item 11, "Executive Compensation," Item 12, "Security
Ownership of Certain Beneficial Owners and Management" and Item
13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the captions "Election of Directors - Proposal 1," "Security Ownership of Certain
Beneficial Owners and Management," "Compensation of Directors,"
Compensation Committee Interlocks and Insider Participation,"
"Executive Compensation," "Description of Plans," and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's 1995 definitive proxy statement which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the Report of the Management Development and Corporate Performance Committee and the Long-term Compensation Committee on Executive
Compensation and the Performance Graph included in the Company's
1995 definitive proxy statement shall not be incorporated by reference into any such filings.







                               PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  Documents filed as a part of this report:

1.  Financial Statements and Schedules:  See Table of Contents of
    Consolidated Financial Statements and Supplementary Financial
    Data on page 39.

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

As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

Reports on Form 8-K

None






                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

(REGISTRANT)      SCANA CORPORATION

BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer, President and Director
DATE              February 14, 1995

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal executive officer:
BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer, President and Director
DATE              February 14, 1995

(ii) Principal financial and accounting officer:
BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Executive Vice President, Controller,
                  Chief Financial Officer and Director
DATE              February 14, 1995

BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 14, 1995

BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 14, 1995

BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/J. B. Edwards
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 14, 1995









BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/B. A. Hagood
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/B. D. Kenyon
(NAME AND TITLE)  B. D. Kenyon, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/Henry Ponder
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 14, 1995

BY (SIGNATURE)    s/E. C. Wall, Jr.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 14, 1995



69

