Form 10-K/A
period 1994-12-31
SCANA CORP
filed 1995-04-19
CIK 754737

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

                        AMENDMENT NO. 1


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1994, as set forth in the pages attached hereto:

     (List all such items, financial statements, exhibits or other portions amended.)

Item 14:  Financial Statements of the Company's Stock Purchase-
          Savings Plan, Independent Auditors' Report and Consent thereto

                               PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  Documents filed as a part of this report:

     1.  Financial Statements and Schedules:  See Table of
         Contents of Consolidated Financial Statements and
         Supplementary Financial Data on page 3 of the Company's
         Annual Report on Form 10-K.

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

     Pursuant to Rule 15d-21 promulgated under the Securities
     Exchange Act of 1934, the following financial statements for the Company's employee stock purchase plans will be furnished to the Commission when the information becomes available:

  ** The financial statements of the Company's Stock Purchase-
     Savings Plan for the year ended December 31, 1994 are incorporated herein by reference.


     For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 2-92743 and 2-90618:

          Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities
          (other than the payment by the registrant of expenses incurred or paid by a director, officer orcontrolling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

          As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than $400,000,000, or 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

     (b)  Reports on Form 8-K

          None




    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended
December 31, 1994, 1993 and 1992, together with related Notes and
Independent Auditors' Report.


s/L. M. Gressette, Jr.
L. M. Gressette, Jr.
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee


             INDEPENDENT AUDITORS' REPORT
SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1994, 1993 and 1992, and the related Statements of Changes in Participants' Equity for the years then ended. These financial statements are the responsibility of the Committee for Administration of the Plan (the "Committee"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1994, 1993 and 1992 and its changes in participants' equity for the years then ended in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of assets held for investment purposes and of reportable transactions are presented for the purpose of additional analysis and are not a required part of the basic financial statements but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. The supplemental schedules are the responsibility of the Plan's management. Such supplemental schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
April 10, 1995


                           SCANA CORPORATION
                       STOCK PURCHASE-SAVINGS PLAN

                     STATEMENTS OF FINANCIAL POSITION

                  As of December 31, 1994, 1993 and 1992
                         (Thousands of Dollars)



                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
                                   TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1994             PLAN        STOCK         BONDS       STOCK

         A S S E T S

Investments in Securities:
 SCANA Corporation - 3,909,524
  shares of common stock - at
  market value (cost - $144,864)
  (Note 3).......................  $164,689    $77,652                   $87,037
 United States Savings Bonds -
  Series E & EE - at cost........       366                  $366
    Total Investments in
     Securities..................   165,055     77,652        366         87,037
Cash.............................         5          5
Receivable from Participants
 (Note 2)........................    13,433     13,433
Receivable from SCANA
 Corporation - Dividends.........     2,715      1,273                     1,442
       TOTAL.....................  $181,208    $92,363       $366        $88,479

PARTICIPANTS' EQUITY.............  $181,208    $92,363       $366        $88,479


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

See Notes to Financial Statements.





                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1994, 1993 and 1992
                              (Thousands of Dollars)




                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
        Year Ended                 TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1994             PLAN        STOCK         BONDS       STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 11,414     $ 5,796                  $ 5,618
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,986                                8,986
 Participating employees..........    9,849       9,849
      Total.......................   30,249      15,645                   14,604
Deduct:
 Distributions to participants....   14,257       5,429      $ 48          8,780
 Net depreciation in market
   value of common stock of
   SCANA Corporation (Note 3).....   27,709      12,734                   14,975
      Total.......................   41,966      18,163        48         23,755
Net Increase (Decrease)
 in Participants' Equity..........  (11,717)     (2,518)      (48)        (9,151)
Participants' Equity, Beginning
 of Year..........................  192,925      94,881       414         97,630
Participants' Equity, End of
 Year............................. $181,208     $92,363      $366        $88,479

See Notes to Financial Statements.








                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
        Year Ended                 TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1993             PLAN        STOCK         BONDS       STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 10,218     $ 5,128                  $ 5,090
Net Appreciation in Market
 Value of Common Stock of
 SCANA Corporation (Note 3).......   29,859      13,513                   16,346
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,869                                8,869
 Participating employees..........    9,755       9,755
      Total.......................   58,701      28,396                   30,305
Deduct - Distributions to
  participants....................   17 547       6,172        $6         11,369
Net Increase (Decrease)
 in Participants' Equity..........   41,154      22,224        (6)        18,936
Transfer of Net Assets from
 ESOP (Note 2)....................   12,231       2,190                   10,041
Participants' Equity, Beginning
 of Year..........................  139,540      70,467       420         68,653
Participants' Equity, End of
 Year............................. $192,925     $94,881      $414        $97,630

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

See Notes to Financial Statements.

11

                              SCANA CORPORATION
                         STOCK PURCHASE-SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS


1.  Significant Accounting Policies:

     Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting.

     Investments

     Common stock investments in the accompanying financial statements are stated at market value and bonds are stated at cost, which approximates fair value. Costs of administering the Stock Purchase Savings Plan (Plan) are paid by the Plan sponsor, SCANA Corporation (Company).

     Reclassifications
     Certain 1993 and 1992 amounts have been reclassified to conform with the 1994 presentation.

2.  Plan Information:

    The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. The Company and participating subsidiaries match employee contributions made through payroll deductions of up to 6% of eligible earnings. Employees may contribute up to an additional 9% of eligible earnings (4% prior to October 11, 1991), but such additional contributions are not supplemented by the Company's and participating subsidiaries' contributions. Employee contributions are invested in common stock of the Company or, prior to November 1, 1988, such contributions could, in the alternative, have been invested in United States Savings Bonds. The Company's and participating subsidiaries' contributions are invested only in shares of common stock of the Company. Effective July 1, 1989, Company and participating subsidiaries' contributions are fully and immediately vested.

     The Plan, as amended, allows Participants to contribute up to 15% (10% prior to October 11, 1991) of eligible earnings on an after tax basis (Regular Savings) or before tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, Section 414(q) have been subject to Tax Deferred contribution limitations of 6% or less pursuant to the limitation of Code
Section 401(k)(3) and the Regulations thereunder. Regular Savings are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings are exempt from withholding of federal or state income tax. Participants may request a distribution of all securities and earnings credited to their Regular Savings accounts (cash is distributed for fractional shares); as of October 11, 1991, cash may also be distributed for whole shares at the end of the second year following the Plan Year to which such accounts pertain; effective July 1, 1994, the two-year withholding period is no longer applicable to Regular Savings contributions.

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

     Participants may request a distribution of all Company Contributions which have been in existence for two years following the close of the Plan Year during which they were made, even if they elected to contribute on a tax deferred basis. If the participant has participated in the Plan for at least five years, all Company contributions, regardless of length of time in the Plan, are eligible for distribution.

     Distribution due to the death of the Participant will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the Participant.

     At December 31, 1994, 1993 and 1992, there were 922, 978 and 1,067 participants, respectively, (including former employees) in the Regular Savings Option and 3,237, 3,014 and 3,050 participants, respectively, in the Tax Deferred Savings Option. At March 1, 1995 all of the Company's and the Company's participating subsidiaries' 4,403 full time employees were eligible to participate in the Plan, and payroll deductions under the Plan were in effect for 3,936 employees. At the SCANA Board of Directors meeting held on August 25, 1993, the Board voted that all temporary employees hired in such capacity on or after October 30, 1993 not be permitted to participate in the Plan. On December 14, 1994, the Employee Plans Committee, created by the Board of Directors on December 15, 1993 for the purpose of reviewing and adopting most plan amendments, reversed the exclusion of temporary employees from plan participation.

    The Plan, as amended through 1985, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust under Section 401(a) of the Internal Revenue Code and, as such, is exempt from federal income taxes under Section 501(a). Participants are not taxed on the income earned or Company contributions made for their accounts, pursuant to the provisions of
Section 401(a) of the Internal Revenue Code, until such time as the employees or their beneficiaries receive distributions from the Plan. The Plan was submitted in December 1994 to the Internal Revenue Service for a current Determination Letter review on Form 5300 in accordance with Revenue Procedure 94-6.

     At the SCANA Board of Directors meeting held on April 29, 1993 the Board voted that the SCANA Corporation Employee Stock Ownership Plan (ESOP) be merged with and into the Plan effective April 30, 1993. All remaining assets of the ESOP were transferred to the Plan on May 5, 1993. It is believed that this change enhanced the retirement savings purposes of those ESOP participants who retained their matured shares in the ESOP rather than electing to receive them in distribution, while at the same time significantly reducing the administrative cost associated with these plans.

     Effective January 1, 1992, First Union National Bank of South Carolina became the Trustee pursuant to a Trust Agreement executed on December 16, 1991.

3.  Appreciation (Depreciation) in Market Value of Common Stock:

     The cost, market value and appreciation (depreciation) in market value of common stock of SCANA Corporation as of and for the years ended December 31, 1994, 1993 and
1992 are summarized as follows (thousands of dollars):

                                                           Market     Excess of Market
                                   Number                Quotation    Value Over Cost
                                 of Shares    Cost         Value     (Cost Over Market)

December 31, 1994:
  Employee                       1,843,373   $ 71,004    $ 77,652          $  6,648
  Company                        2,066,151     73,860      87,037            13,177
    Total                        3,909,524   $144,864    $164,689          $ 19,825



December 31, 1993:               3,538,723   $125,260    $176,051          $ 50,791

Decrease in Unrealized Appreciation, Net.................................   (30,966)
Appreciation Realized on Withdrawals.....................................     3,257
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1994..............................................  $(27,709)

December 31, 1992:               3,072,460   $104,038    $124,435          $ 20,397

Increase in Unrealized Appreciation, Net.................................  $ 30,394
Unrealized Appreciation on Shares Transferred from ESOP (Note 2).........    (7,010)
Appreciation Realized on Withdrawals.....................................     6,475
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1993..............................................  $ 29,859

December 31, 1991:               2,802,556   $ 89,542    $124,013          $ 34,471

Decrease in Unrealized Appreciation, Net.................................  $(14,074)
Appreciation Realized on Withdrawals.....................................     3,258
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1992..............................................  $(10,816)



14

4.   Accounts Payable to Participants and Former Participants:

     The Plan is obligated to deliver to a participant all securities and cash attributable to the savings to which the distribution applies. The Plan does not guarantee that market value of the securities at date of distribution will equal or exceed cost. Amounts included in participants' equity to be distributed to participants and former participants were $1,219,970, $1,890,124 and $761,982 at December 31, 1994, 1993
and 1992, respectively.

5.   Appreciation in Market Value of U. S. Savings Bonds:

     Investments in U. S. Savings Bonds are reported at cost. When a participant requests a loan, the U. S. Savings Bonds are redeemed at their market value (cost plus interest earned) and the cash is provided to the participant. Therefore, although the
U. S. Savings Bonds are reported at cost, appreciation is realized when the bonds are redeemed for purposes of providing a loan.

SCANA Corporation
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES



SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
(ITEM 27a)


AS OF DECEMBER 31, 1994 (Thousands of Dollars)




                                                                CURRENT
DESCRIPTION                                 COST                 VALUE


SCANA Corporation Common Stock            $144,864            $164,689

United States Savings Bonds                    366                 366

Loans to participants                       13,433              13,433

                                          $158,663            $178,488


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS  (ITEM 27d)

AS OF DECEMBER 31, 1994 (Thousands of Dollars)



DURING THE YEAR ENDED DECEMBER 31, 1994 THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA
CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PROGRAM.

                                                                                COST OF       NET GAIN
                                                 PURCHASE       SELLING         ASSETS          FROM
                              NUMBER OF SHARES    PRICE          PRICE           SOLD           SALE


PURCHASED                          810,419        35,839

SALES FOR DISTRIBUTION TO
  PARTICIPANTS FOR WITHDRAWALS     293,994                        13,141        10,513          2,628


SALES FOR 401K EMPLOYEE
  LOANS - STOCK                    120,105                         5,353         5,181            172







17