Form 10-K/A
period 1994-12-31
SCANA CORP
filed 1995-04-26
CIK 754737

FILED TO INCLUDE FINANCIAL DATA SCHEDULE.

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-K/A
                                AMENDMENT NO. 2
(Mark One)

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

(REGISTRANT)      SCANA CORPORATION

BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer, President and Director
DATE              April 26, 1995

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number

2.  Plan of Acquisition, Reorganization, Arrangement,
    Liquidation or Succession
    Not applicable

3.  Articles of Incorporation and By-Laws

    A.  Restated Articles of Incorporation of SCANA
        Corporation as adopted on April 26, 1989
        (Exhibit 3-A to Registration Statement No.
        33-49145)................................................. #
    B.  Copy of By-Laws of SCANA Corporation as
        revised and amended on December 15, 1993
        (Exhibit 3-B to Form 10-Q for the quarter
        ended September 30, 1994, File No. 1-8809)................ #

4.  Instruments Defining the Rights of Security Holders,
    Including Indentures

    A.  Articles of Exchange of South Carolina
        Electric & Gas Company and SCANA Corporation
        (Exhibit 4-A to Post-Effective Amendment No. 1
        to Registration Statement No. 2-90438).................... #
    B.  Indenture dated as of November 1, 1989 to
        The Bank of New York, Trustee (Exhibit 4-A
        to Registration No. 33-32107)............................. #
    C.  Indenture dated as of January 1, 1945, from
        the South Carolina Power Company (the "Power
        Company") to Central Hanover Bank and Trust
        Company, as Trustee, as supplemented by three
        Supplemental Indentures dated respectively as
        of May 1, 1946, May 1, 1947 and July 1, 1949
        (Exhibit 2-B to Registration No. 2-26459)................. #
    D.  Fourth Supplemental Indenture dates as of
        April 1, 1950, to Indenture referred to in
        Exhibit 4C, pursuant to which the Company
        assumed said Indenture (Exhibit 2-C to
        Registration No. 2-26459)................................. #
    E.  Fifth through Fifty-second Supplemental
        Indenture referred to in Exhibit 4C dated
        as of the dates indicated below and filed
        as exhibits to the Registration Statements
        and 1934 Act reports whose file numbers are
        set forth below........................................... #

    December 1, 1950   Exhibit 2-D to Registration No. 2-26459
    July 1, 1951       Exhibit 2-E to Registration No. 2-26459
    June 1, 1953       Exhibit 2-F to Registration No. 2-26459
    June 1, 1955       Exhibit 2-G to Registration No. 2-26459
    November 1, 1957 Exhibit 2-H to Registration No. 2-26459 September 1, 1958 Exhibit 2-I to Registration No. 2-26459 September 1, 1960 Exhibit 2-J to Registration No. 2-26459
    June 1, 1961       Exhibit 2-K to Registration No. 2-26459
    December 1, 1965   Exhibit 2-L to Registration No. 2-26459

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-F to Registration No. 33-57955
    F.  Indenture dated as of April 1, 1993 from
        South Carolina Electric & Gas Company to
        NationsBank of Georgia, National Association
        (Filed as Exhibit 4-F to Registration Statement
        No. 33-49421)............................................. #
    G.  First Supplemental Indenture to Indenture
        referred to in Exhibit 4-G dated as of June 1, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-49421)............................................. #
    H.  Second Supplemental Indenture to Indenture
        referred to in Exhibit 4-G dated as of June 15, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-57955)............................................. #

9.  Voting Trust Agreement
    Not Applicable

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX

                                                              Sequentially
                                                                Numbered
                                                                 Pages

Number

10. Material Contracts

    A.  Copy of Voluntary Deferral Plan as amended through
        October 26, 1988 (Exhibit 10-A to Form 10-K
        for the year ended December 31, 1988 under cover of
        Form SE, File No. 1-8809)................................. #
    B.  Copy of Supplementary Voluntary Deferral Plan as
        amended and restated through August 28, 1991
        (Exhibit 10-B to Form 10-K for the year ended
        December 31, 1991, under cover of Form SE,
        File No. 1-8809).......................................... #
    C.  Copy of Key Executive Severance Benefit Plan as
        adopted on February 28, 1990 (Exhibit 10-C to Form 10-K
        for the year ended December 31, 1989 under cover of
        Form SE, File No. 1-8809)................................. #
    D.  Copy of SCANA Corporation Performance Share Plan
        as amended and restated effective February 16, 1993
        (Exhibit 10-D to Form 10-K for the year ended
        December 31, 1992, File No. 1-8809)....................... #
    E.  Form of Agreement under SCANA Corporation Key
        Employee Retention Program (Exhibit 10-E to Form
        10-K for the year ended December 31, 1991, under
        cover of Form SE, File No. 1-8809)........................ #
    F.  Description of SCANA Corporation Whole Life Option
        (Exhibit 10-F to Form 10-K for the year ended
        December 31, 1991, under cover of Form SE, File
        No. 1-8809)............................................... #
    G.  Description of SCANA Corporation Performance
        Incentive Plan (Exhibit 10-G to Form 10-K for
        the year ended December 31, 1991, under cover
        of Form SE, File No. 1-8809).............................. #

11. Statement Re Computation of Per Share Earnings
    Not Applicable

12. Statements Re Computation of Ratios (Filed herewith).........  74

13. Annual Report to Security Holders, Form 10-Q or
    Quarterly Report to Security Holders
    Not Applicable

16. Letter Re Change in Certifying Accountant
    Not Applicable

18. Letter Re Change in Accounting Principles
    Not Applicable

21. Subsidiaries of the Registrant
    Included herein on Page 24

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX

Number

22. Published Report Regarding Matters Submitted to
    Vote of Security Holders
    Not Applicable

23. Consents of Experts and Counsel
    Consent of Deloitte & Touche LLP (Filed herewith)............  78

24. Power of Attorney
    Not Applicable

27. Financial Data Schedule
    Filed herewith

28. Information from Reports Furnished to State
    Insurance Regulatory Authorities
    Not Applicable

99. Additional Exhibits
    Not Applicable



# Incorporated herein by reference as indicated.


6