Form 10-Q
period 1995-03-31
SCANA CORP
filed 1995-05-11
CIK 754737

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                                FORM 10-Q


(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended   March 31, 1995


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

     97,258,880 Common Shares, without par value, as of April 30, 1995 (reflects a two-for-one split of the Company's Common Stock effective at the close of business May 11, 1995)

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                         Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1995
              and December 31, 1994..................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended March 31, 1995 and 1994..........   5

              Consolidated Statements of Cash Flows for the Periods
              Ended March 31, 1995 and 1994..........................   6

              Notes to Consolidated Financial Statements.............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations....................  10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings......................................  14

     Item 6.  Exhibits and Reports on Form 8-K.......................  14

     Signatures......................................................  15

     Exhibit Index...................................................  16



                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1995 and December 31, 1994
                                         (Unaudited)
                                                                 March 31,    December 31,
                                                                   1995           1994
ASSETS                                                             (Thousands of Dollars)
Utility Plant:
  Electric...................................................   $3,479,792     $3,424,951
  Gas........................................................      467,927        467,576
  Transit....................................................        3,413          3,785
  Common.....................................................       77,040         77,327
    Total....................................................    4,028,172      3,973,639
  Less accumulated depreciation and amortization.............    1,355,535      1,333,360
    Total....................................................    2,672,637      2,640,279
  Construction work in progress..............................      604,857        582,628
  Nuclear fuel, net of accumulated amortization..............       39,085         43,591
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       26,920         27,169
       Utility Plant, Net....................................    3,343,499      3,293,667

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      388,697        395,929

Current Assets:
  Cash and temporary cash investments........................        7,248         10,934
  Receivables................................................      183,826        183,180
  Inventories (at average cost):
    Fuel.....................................................       57,074         60,273
    Materials and supplies...................................       46,280         47,463
  Prepayments................................................       22,411         19,853
  Accumulated deferred income taxes..........................       17,890         18,629
       Total Current Assets..................................      334,729        340,332

Deferred Debits:
  Emission allowances........................................       22,374         19,409
  Unamortized debt expense...................................       13,393         13,488
  Unamortized deferred return on plant investment............        9,553         10,614
  Nuclear plant decommissioning fund.........................       31,805         30,383
  Other......................................................      274,404        289,306
       Total Deferred Debits.................................      351,529        363,200
                 Total.......................................   $4,418,454     $4,393,128


See notes to consolidated financial statements.





                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1995 and December 31, 1994
                                       (Unaudited)

                                                                  March 31,    December 31,
                                                                    1995           1994
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (Without par value).........................    $  903,696     $  886,770
    Retained earnings........................................       535,804        523,668
     Total Common Equity.....................................     1,439,500      1,410,438
  Preferred stock (Not subject to purchase or sinking funds).        26,027         26,027
     Total Stockholders' Investment..........................     1,465,527      1,436,465
Preferred stock, net (Subject to purchase or sinking funds)..        47,763         49,528
Long-term debt, net..........................................     1,526,675      1,548,824
       Total Capitalization..................................     3,039,965      3,034,817

Current Liabilities:
  Short-term borrowings......................................       171,520        171,827
  Current portion of long-term debt..........................        99,135         38,055
  Current portion of preferred stock.........................         2,338          2,418
  Accounts payable...........................................        88,732        117,959
  Customer deposits..........................................        13,636         13,768
  Taxes accrued..............................................        25,417         46,670
  Interest accrued...........................................        28,246         25,226
  Dividends declared.........................................        37,925         35,530
  Other......................................................        16,496         17,220
       Total Current Liabilities.............................       483,445        468,673

Deferred Credits:
  Accumulated deferred income taxes..........................       594,865        589,026
  Accumulated deferred investment tax credits................        90,442         91,349
  Accumulated reserve for nuclear plant decommissioning......        31,805         30,383
  Other......................................................       177,932        178,880
       Total Deferred Credits................................       895,044        889,638
                 Total.......................................    $4,418,454     $4,393,128



See notes to consolidated financial statements.





                                  SCANA CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      For the Periods Ended March 31, 1995 and 1994
                                    (Unaudited)


                                                   Three Months Ended
                                                        March 31,
                                                   1995          1994
                                                  (Thousands of Dollars,
                                                 Except Per Share Amounts)
OPERATING REVENUES:
  Electric.....................................  $230,574      $234,859
  Gas..........................................   113,159       111,429
  Transit......................................     1,026         1,021
      Total Operating Revenues.................   344,759       347,309

OPERATING EXPENSES:
  Fuel used in electric generation.............    51,852        56,983
  Purchased power..............................       629         4,785
  Gas purchased for resale.....................    65,405        68,750
  Other operation..............................    56,130        54,855
  Maintenance..................................    14,790        15,486
  Depreciation and amortization................    30,778        29,738
  Income taxes.................................    28,859        28,092
  Other taxes..................................    21,270        19,222
      Total Operating Expenses.................   269,713       277,911

OPERATING INCOME...............................    75,046        69,398

OTHER INCOME:
  Allowance for equity funds used
    during construction........................     2,468         2,110
  Other income, net of income taxes............     1,547         6,340
      Total Other Income.......................     4,015         8,450

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS....................    79,061        77,848

INTEREST CHARGES (CREDITS):
  Interest expense.............................    33,351        27,865
  Allowance for borrowed funds used
    during construction........................    (2,708)       (1,680)
      Total Interest Charges, Net..............    30,643        26,185

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY......................    48,418        51,663
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates).................    (1,434)       (1,539)
NET INCOME.....................................    46,984        50,124
RETAINED EARNINGS AT BEGINNING
  OF PERIOD....................................   523,668       506,380
COMMON STOCK CASH DIVIDENDS DECLARED...........   (34,848)      (33,102)
RETAINED EARNINGS AT END OF PERIOD.............  $535,804      $523,402

NET INCOME..................................... $  46,984      $ 50,124
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (THOUSANDS) (1)..........    96,633        93,693
EARNINGS PER WEIGHTED AVERAGE SHARE
   OF COMMON STOCK (1)......................... $     .49      $    .53
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK (1)............................ $     .36     $   .3525

See notes to consolidated financial statements.


(1)  Adjusted to reflect two-for-one stock split effective May 11, 1995.





                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended March 31, 1995 and 1994
                                     (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                               1995           1994
                                                              (Thousands of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $  46,984      $  50,124
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............       49,783         46,571
    Amortization of nuclear fuel........................        4,974          3,835
    Deferred income taxes, net..........................        6,385         13,834
    Deferred investment tax credits, net................         (907)          (911)
    Net regulatory asset - adoption of SFAS No. 109.....        1,118           (361)
    Dividends declared on preferred stock of subsidiary.        1,434          1,539
    Equity (earnings) losses of investees...............          (25)          (109)
    Nuclear refueling accrual...........................        1,740          1,756
    Allowance for funds used during construction........       (5,176)        (3,790)
    Over (under) collections, fuel adjustment clause....       24,965          6,051
    Early retirements...................................       (6,445)           113
    Emission allowances.................................       (2,965)          (154)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................         (646)        13,806
     (Increase) decrease in inventories.................        4,382         17,528
     (Increase) decrease in prepayments.................       (2,558)          -
     Increase (decrease) in accounts payable............      (29,226)       (51,030)
     Increase (decrease) in estimated rate refunds
       and related interest.............................         -              (727)
     Increase (decrease) in taxes accrued...............      (21,253)       (22,851)
     Increase (decrease) in interest accrued ...........        3,020          6,162
    Other, net..........................................       (4,012)        (1,818)
Net Cash Provided From Operating Activities.............       71,572         79,568

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures........................................      (86,226)       (86,772)
  Increase in other property and investments............      (12,223)       (23,316)
  Principal noncash item:
    Allowance for funds used during construction........        5,176          3,790
Net Cash Used For Investing Activities..................      (93,273)      (106,298)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................       60,000         60,000
    Issuance of common stock............................       16,415         16,170
  Repayments:
    Redemption of notes.................................      (58,490)       (62,000)
    Other long-term debt................................         -              (284)
    Preferred stock.....................................       (1,846)        (1,770)
  Dividend payments:
    Common stock........................................      (33,883)       (31,934)
    Preferred stock of subsidiary.......................       (1,470)        (1,558)
  Short-term borrowings, net............................       32,494         62,686
  Fuel financings, net..................................        4,795            482
Net Cash Provided From Financing Activities.............       18,015         41,792

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................       (3,686)        15,062
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........       10,934         20,766
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31.........    $   7,248      $  35,828

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $2,708 and $1,680).......    $  30,088      $  21,410
                - Income taxes..........................        1,623          3,424

See notes to consolidated financial statements.


                       SCANA CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                        March 31, 1995
                          (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

      A.   Principles of Consolidation:
      The accounts of the Company and its wholly owned subsidiaries are consolidated in the accompanying Consolidated Financial
      Statements. Certain investments are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation.

      B.   Stock Split

      On April 27, 1995, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock effective at the close of business May 11, 1995. The weighted average number of common shares outstanding, earnings per weighted average share of common stock and cash dividends declared per share of common stock have been restated to reflect the stock split for all periods reported.

      C.   Reclassifications:

      Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.


2.    RATE MATTERS:

      With respect to rate matters at March 31, 1995, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No changes have occurred with respect to those matters as reported therein.


3.    RETAINED EARNINGS:

      The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1995 approximately $13.8 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

                  4.    COMMITMENTS AND CONTINGENCIES:

      With respect to commitments at March 31, 1995, reference is made to Note 10 of Notes to Consolidated Financial
      Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant changes have occurred with respect to those matters as reported therein.

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

      B.  Environmental

      The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $19.3 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

     In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties
(PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by

EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park area site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or future results of operations.

     C.  Construction Loan

     MPX Systems, Inc. (MPX), a wholly owned subsidiary of SCANA, through a joint venture with Gulf States Transmission Systems, Inc., a subsidiary of ITC Holding Company, is constructing a fiber optic network through Louisiana, Mississippi, Alabama and Georgia. A $40 million construction loan obtained by the joint venture, Gulf States Fibernet, has been guaranteed by SCANA Corporation.

                           SCANA CORPORATION
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           Material Changes in Capital Resources and Liquidity
                From December 31, 1994 to March 31, 1995

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

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the three months ended March 31, 1995 and 1994:

                                                     Three Months Ended
                                                        March 31,
                                                    1995         1994
                                                   (Thousands of Dollars)

Net cash provided from operating activities       $ 71,572     $ 79,722
Net cash provided from financing activities         18,015       41,792
Cash and temporary cash investments available
  at the beginning of the period                    10,934       20,766

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $100,521     $142,280


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $ 81,050     $ 82,982

Funds used for nonutility property
  additions                                       $  8,851     $ 23,090

     On January 14, 1994 the Company closed unsecured bank loans totaling $60 million due January 13, 1995, and used the proceeds to pay off a loan in a like amount. In January 1995 the Company refinanced the loans with a $60 million unsecured bank loan due January 12, 1996 at an interest rate of 6.44% subject to reset quarterly at LIBOR plus ten basis points.

     On April 12, 1995 SCE&G issued $100 million of First Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

     Powertel PCS Partners, L.P. (Powertel), a limited partnership that includes MPX successfully bid for three personal communications service licenses in the Southeast offered by the Federal Communications Commission for the development of a new generation of wireless communications. Powertel had winning bids totaling $124.5 million in the FCC's auction for radio airspace in three Major Trading Areas (MTA) that cover parts of six states. The areas are the Jacksonville MTA, a 50-county area of northern Florida and southern Georgia; the Memphis MTA, a 93-county area that includes southwest Tennessee, northern and middle Mississippi and parts of eastern Arkansas; and the Birmingham MTA, a 53-county area of Alabama. MPX holds the largest partnership interest, approximately 43% of Powertel.

     SCANA Petroleum Resources, Inc. (SPR), a wholly owned subsidiary of SCANA Corporation, and Fina Oil and Chemical Company have entered into a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. The agreement calls for SPR and Fina to begin an extensive 3-D seismic acquisition program on the property beginning this summer and continuing over the next several years. Fina will be the operator of the multi-million dollar seismic program which will be financed and owned on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity will be financed largely with internal cash flows from the existing SPR business.

     The Company anticipates that the remainder of its 1995 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended March 31, 1995 was 2.89.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                       SCANA CORPORATION
                     Results of Operations
                 For the Three Ended March 31, 1995
           As Compared to the Corresponding Period in 1994

Earnings and Dividends

     Net income for the three months ended March 31, 1995 decreased approximately $3.1 million when compared to the corresponding period in 1994 primarily due to operations at SCANA Petroleum Resources, Inc. (SPR), the Company's oil and natural gas exploration and production subsidiary. SPR recorded a loss of $5.1 million for the first quarter of 1995.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 7% and 5% of income before income taxes for the three months ended March 31, 1995 and 1994, respectively.

     On February 14, 1995 the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share, as adjusted for the two-for-one stock split effective May 11, 1995, for the quarter ending March 31, 1995. The dividend was paid on April 1, 1995 to common stockholders of record on March 10, 1995.

     On April 27, 1995, The Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share for the quarter ended June 30, 1995. The dividend is payable on July 1, 1995 to common stockholders of record on June 10, 1995.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1995, when compared to the corresponding period in 1994, was as follows:


                                     Three Months
                                  Change    % Change
                                (Millions)

Electric operating revenues       $(4.3)        (1.8)
Less:  Fuel used in electric
         generation                (5.1)        (9.0)
       Purchased power             (4.2)       (86.9)

Margin                            $ 5.0          2.9


     The electric sales margin increased for the three months ended March 31, 1995 compared to the corresponding period in 1994 as a result of the combined impact of improved economic conditions which resulted in increased electric sales to commercial and industrial customers, and the base rate increase received by SCE&G in mid-1994 which more than offset the negative impact of milder weather experienced during the first quarter of 1995.

     The change in the gas sales margin for the three months ended March 31, 1995, when compared to the corresponding period in 1994, was as follows:

                                       Three Months
                                     Change    % Change
                                   (Millions)


Gas operating revenues              $ 1.7          1.6
Less:  Gas purchased for resale      (3.4)        (4.9)

Margin                              $ 5.1         11.9


     The increase in the gas sales margin is primarily a result of lower gas costs, which allowed the Company to compete more successfully with alternate fuel suppliers in industrial markets, and a shifting of transportation customers to the industrial class.

Other Operating Expenses

     Increases in other operating expenses, including taxes, for the three months ended March 31, 1995 compared to the corresponding period in 1994 is presented in the following table:


                                       Three Months
                                     Change   % Change
                                   (Millions)

Other operation and maintenance     $ .6          0.8
Depreciation and amortization        1.0          3.5
Income taxes                          .8          2.7
Other taxes                          2.0         10.7

Total                               $4.4          3.0


     Other operation and maintenance expenses for the three months ended March 31, 1995 increased slightly from 1994 levels overall, with increases in some operation costs substantially offset by lower maintenance costs related to plant outages. The depreciation and amortization increases for the three months reflect additions to plant in service. The increase in income tax expense for the three months' comparison corresponds to the increase in operating income for the first quarter. The increase in other taxes reflects higher property taxes resulting from higher millages and assessments and higher payroll taxes.

Other Income

     Other income, net of income taxes, for the three months ended March 31, 1995 decreased $4.8 million when compared to the corresponding period of 1994. The decline is primarily due to operations at SPR.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three months ended March 31, 1995 increased $5.5 million, when compared to the corresponding period of 1994. The increase is due primarily to the issuance of additional debt including commercial paper during the latter part of 1994 and early 1995.

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

           B.  Reports on Form 8-K

           The Company filed a report on Form 8-K on April 28, 1995 in response to Item 5, "Other Events" regarding a 100% stock split of the Company's common stock, no par value, effective at the close of business May 11, 1995.

                               SCANA CORPORATION

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCANA CORPORATION
                                    (Registrant)




May 11, 1995             By:  s/W. B. Timmerman
                              W. B. Timmerman, Executive Vice
                              President, Chief Financial Officer and Controller
                              (Principal Financial Officer)

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

    3. Articles of Incorporation and By-Laws

       A. Restated Articles of Incorporation of SCANA
          Corporation as adopted on April 26, 1989
          (Exhibit 3-A to Registration Statement
          No. 33-49145)...........................................   #

       B. Articles of Amendment dated April 27, 1995
          (Exhibit 4 to Form 8-K filed April 28, 1995
          File No. 1-8809)........................................   #

       C. Copy of By-Laws of SCANA Corporation as revised
          and amended on February 15, 1994 (Exhibit 4.2 to
          Post-Effective Amendment No. 1 to Registration
          Statement No. 33-56923).................................   #

    4. Instruments Defining the Rights of Security Holders,
       Including Indentures
       A. Articles of Exchange of South Carolina
          Electric & Gas Company and SCANA Corporation
          (Exhibit 4-A to Post-Effective Amendment No. 1
          to Registration Statement No. 2-90438)..................   #
       B. Indenture dated as of November 1, 1989 to
          The Bank of New York, Trustee (Exhibit 4-A
          to Registration No. 33-32107)...........................   #
       C. Indenture dated as of January 1, 1945, from
          the South Carolina Power Company (the "Power
          Company") to Central Hanover Bank and Trust
          Company, as Trustee, as supplemented by three
          Supplemental Indentures dated respectively as
          of May 1, 1946, May 1, 1947 and July 1, 1949
          (Exhibit 2-B to Registration No. 2-26459)...............   #
       D. Fourth Supplemental Indenture dates as of
          April 1, 1950, to Indenture referred to in
          Exhibit 4C, pursuant to which the Company
          assumed said Indenture (Exhibit 2-C to
          Registration No. 2-26459)...............................   #
       E. Fifth through Fifty-second Supplemental
          Indenture referred to in Exhibit 4C dated
          as of the dates indicated below and filed
          as exhibits to the Registration Statements
          and 1934 Act reports whose file numbers are
          set forth below.........................................   #

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX



Number
      December 1, 1950   Exhibit 2-D to Registration No. 2-26459
      July 1, 1951       Exhibit 2-E to Registration No. 2-26459
      June 1, 1953       Exhibit 2-F to Registration No. 2-26459
      June 1, 1955       Exhibit 2-G to Registration No. 2-26459
      November 1, 1957   Exhibit 2-H to Registration No. 2-26459
      September 1, 1958 Exhibit 2-I to Registration No. 2-26459 September 1, 1960 Exhibit 2-J to Registration No. 2-26459
      June 1, 1961       Exhibit 2-K to Registration No. 2-26459
      December 1, 1965   Exhibit 2-L to Registration No. 2-26459
      June 1, 1966       Exhibit 2-M to Registration No. 2-26459
      June 1, 1967       Exhibit 2-N to Registration No. 2-29693
      September 1, 1968  Exhibit 4-O to Registration No. 2-31569
      June 1, 1969       Exhibit 4-C to Registration No. 33-38580
      December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
      June 1, 1970       Exhibit 4-R to Registration No. 2-37363
      March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
      January 1, 1972    Exhibit 4-C to Registration No. 33-38580
      July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
      May 1, 1975        Exhibit 4-C to Registration No. 33-38580
      July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
      February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
      December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
      March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
      May 1, 1977        Exhibit 4-C to Registration No. 33-38580
      February 1, 1978   Exhibit 4-C to Registration No. 33-38580
      June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
      April 1, 1979      Exhibit 4-C to Registration No. 33-38580
      June 1, 1979       Exhibit 4-C to Registration No. 33-38580
      April 1, 1980      Exhibit 4-C to Registration No. 33-38580
      June 1, 1980       Exhibit 4-C to Registration No. 33-38580
      December 1, 1980   Exhibit 4-C to Registration No. 33-38580
      April 1, 1981      Exhibit 4-D to Registration No. 33-49421
      June 1, 1981       Exhibit 4-D to Registration No. 2-73321
      March 1, 1982      Exhibit 4-D to Registration No. 33-49421
      April 15, 1982     Exhibit 4-D to Registration No. 33-49421
      May 1, 1982        Exhibit 4-D to Registration No. 33-49421
      December 1, 1984   Exhibit 4-D to Registration No. 33-49421
      December 1, 1985   Exhibit 4-D to Registration No. 33-49421
      June 1, 1986       Exhibit 4-D to Registration No. 33-49421
      February 1, 1987   Exhibit 4-D to Registration No. 33-49421
      September 1, 1987  Exhibit 4-D to Registration No. 33-49421
      January 1, 1989    Exhibit 4-D to Registration No. 33-49421
      January 1, 1991    Exhibit 4-D to Registration No. 33-49421
      February 1, 1991   Exhibit 4-D to Registration No. 33-49421
      July 15, 1991      Exhibit 4-D to Registration No. 33-49421

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number
      August 15, 1991    Exhibit 4-D to Registration No. 33-49421
      April 1, 1993      Exhibit 4-E to Registration No. 33-49421
      July 1, 1993       Exhibit 4-D to Registration No. 33-57955
       F. Indenture dated as of April 1, 1993 from
          South Carolina Electric & Gas Company to
          NationsBank of Georgia, National Association
          (Filed as Exhibit 4-F to Registration Statement
          No. 33-49421)...........................................   #
       G. First Supplemental Indenture to Indenture
          referred to in Exhibit 4-G dated as of June 1, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-49421)...........................................   #
       H. Second Supplemental Indenture to Indenture
          referred to in Exhibit 4-E dated as of June 15, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-57955............................................   #

   10. Material Contracts
       Not Applicable

   11. Statement Re Computation of Per Share Earnings
       Not Applicable

   15. Letter Re Unaudited Interim Financial Information
       Not Applicable

   18. Letter Re Change in Accounting Principles
       Not Applicable

   19. Report Furnished to Security Holders
       Not Applicable

   22. Published Report Regarding Matters Submitted to
       Vote of Security Holders
       Not Applicable

   23. Consents of Experts and Counsel
       Not Applicable

   24. Power of Attorney
       Not Applicable

   27. Financial Data Schedule (Filed herewith)

   99. Additional Exhibits
       Not Applicable


18