Form 10-Q
period 1995-06-30
SCANA CORP
filed 1995-08-11
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, DC 20549


                                FORM 10-Q


(Mark One)

 X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


       For the quarterly period ended   June 30, 1995


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

 97,574,387 Common Shares, without par value, as of June 30, 1995

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION
      Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1995

              and December 31, 1994..........................   3

              Consolidated Statements of Income and Retained
              Earnings for the Periods Ended June 30, 1995
              and 1994.......................................   5

              Consolidated Statements of Cash Flows for the
              Periods Ended June 30, 1995 and 1994...........   6

              Notes to Consolidated Financial Statements.....   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations............  10


     PART II.  OTHER INFORMATION

     Item 1.  Legal
              Proceedings....................................  16

     Item 6.  Exhibits and Reports on Form 8-K...............  17

              Signatures.....................................  18

              Exhibit Index..................................  19




                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1995 and December 31, 1994
                                         (Unaudited)

                                                                 June 30,     December 31,
                                                                   1995           1994
                                                                  (Thousands of Dollars)

                                                                              As adjusted
                                                                                (Note 1)
ASSETS
Utility Plant:
  Electric...................................................   $3,481,082     $3,424,951
  Gas........................................................      469,089        467,576
  Transit....................................................        3,456          3,785
  Common.....................................................       76,827         77,327
    Total....................................................    4,030,454      3,973,639
  Less accumulated depreciation and amortization.............    1,368,506      1,333,360
    Total....................................................    2,661,948      2,640,279
  Construction work in progress..............................      651,033        582,628
  Nuclear fuel, net of accumulated amortization..............       37,114         43,591
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       26,671         27,169
       Utility Plant, Net....................................    3,376,766      3,293,667

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      327,483        317,309

Current Assets:
  Cash and temporary cash investments........................       13,223         12,938
  Receivables................................................      174,005        183,180
  Inventories (at average cost):
    Fuel.....................................................       53,017         60,273
    Materials and supplies...................................       47,727         47,463
  Prepayments................................................       22,574         19,853
  Accumulated deferred income taxes..........................       18,199         18,629
       Total Current Assets..................................      328,745        342,336

Deferred Debits:
  Emission allowances........................................       22,491         19,409
  Unamortized debt expense...................................       13,392         13,488
  Unamortized deferred return on plant investment............        8,492         10,614
  Nuclear plant decommissioning fund.........................       33,226         30,383
  Other......................................................      289,807        289,306
       Total Deferred Debits.................................      367,408        363,200
                 Total.......................................   $4,400,402     $4,316,512



See notes to consolidated financial statements.

3






                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1995 and December 31, 1994
                                       (Unaudited)

                                                                  June 30,     December 31,
                                                                    1995           1994
                                                                  (Thousands of Dollars)

                                                                               As adjusted
                                                                                 (Note 1)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $  920,933     $  886,770
    Retained earnings........................................       469,247        472,371
     Total Common Equity.....................................     1,390,180      1,359,141
  Preferred stock (not subject to purchase or sinking funds).        26,027         26,027
     Total Stockholders' Investment..........................     1,416,207      1,385,168
Preferred stock, net (subject to purchase or sinking funds)..        47,543         49,528
Long-term debt, net..........................................     1,605,907      1,548,824
       Total Capitalization..................................     3,069,657      2,983,520

Current Liabilities:
  Short-term borrowings......................................       168,189        171,827
  Current portion of long-term debt..........................       101,609         38,055
  Current portion of preferred stock.........................         2,310          2,418
  Accounts payable...........................................        87,118        119,963
  Customer deposits..........................................        13,757         13,768
  Taxes accrued..............................................        17,948         46,670
  Interest accrued...........................................        25,942         25,226
  Dividends declared.........................................        36,839         35,530
  Other......................................................        12,448         17,220
       Total Current Liabilities.............................       466,160        470,677

Deferred Credits:
  Accumulated deferred income taxes..........................       556,967        561,703
  Accumulated deferred investment tax credits................        89,534         91,349
  Accumulated reserve for nuclear plant decommissioning......        33,226         30,383
  Other......................................................       184,858        178,880
       Total Deferred Credits................................       864,585        862,315
                 Total.......................................    $4,400,402     $4,316,512






See notes to consolidated financial statements.

4




                                  SCANA CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                      For the Periods Ended June 30, 1995 and 1994
                                    (Unaudited)

                                               Three Months Ended        Six Months Ended
                                                    June 30,                 June 30,
                                               1995          1994        1995        1994
                                            (Thousands of Dollars, Except Per Share Amounts)

                                                          As adjusted             As adjusted
                                                           (Note 1)                (Note 1)
OPERATING REVENUES:
  Electric.................................. $239,004      $225,188    $469,578    $460,046
  Gas.......................................   71,116        69,910     184,275     181,339
  Transit...................................    1,016           948       2,043       1,969
      Total Operating Revenues..............  311,136       296,046     655,896     643,354

OPERATING EXPENSES:
  Fuel used in electric generation..........   54,273        54,312     106,124     111,296
  Purchased power...........................    6,708         5,012       7,337       9,798
  Gas purchased for resale..................   44,958        46,158     110,363     114,907
  Other operation...........................   57,599        57,859     113,729     112,713
  Maintenance...............................   15,746        17,735      30,536      33,221
  Depreciation and amortization.............   30,740        29,806      61,519      59,544
  Income taxes..............................   19,743        15,962      48,602      44,053
  Other taxes...............................   20,357        19,154      41,628      38,376
      Total Operating Expenses..............  250,124       245,998     519,838     523,908

OPERATING INCOME............................   61,012        50,048     136,058     119,446

OTHER INCOME:
  Allowance for equity funds used
    during construction.....................    2,455         1,959       4,923       4,069
  Other income, net of income taxes.........  (15,358)        5,906      (9,530)     13,564
      Total Other Income....................  (12,903)        7,865      (4,607)     17,633

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS.................   48,109        57,913     131,451     137,079

INTEREST CHARGES (CREDITS):
  Interest expense..........................   33,819        27,946      67,171      55,811
  Allowance for borrowed funds used
    during construction.....................   (2,726)       (1,749)     (5,434)     (3,429)
      Total Interest Charges, Net...........   31,093        26,197      61,737      52,382

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY...................   17,016        31,716      69,714      84,697
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)..............   (1,430)       (1,462)     (2,864)     (3,001)
NET INCOME..................................   15,586        30,254      66,850      81,696
RETAINED EARNINGS AT BEGINNING
  OF PERIOD, AS PREVIOUSLY REPORTED.........  535,804       523,402     523,668     506,380
ADJUSTMENTS FOR THE CUMULATIVE EFFECT
  ON PRIOR PERIODS OF APPLYING RETRO-
  ACTIVELY THE FULL COST METHOD OF
  ACCOUNTING FOR OIL AND GAS (NOTE 1C)......  (47,016)      (14,232)    (51,297)    (15,550)
BALANCE AT BEGINNING OF PERIOD, AS ADJUSTED.  488,788       509,170     472,371     490,830
COMMON STOCK CASH DIVIDENDS DECLARED........  (35,127)      (33,336)    (69,974)    (66,438)
RETAINED EARNINGS AT END OF PERIOD.......... $469,247      $506,088    $469,247    $506,088

NET INCOME.................................. $ 15,586      $ 30,254    $ 66,850    $ 81,696
WEIGHTED AVERAGE NUMBER OF COMMON
   SHARES OUTSTANDING (THOUSANDS) (Note 1B).   97,414        94,363      97,026      94,030
EARNINGS PER WEIGHTED AVERAGE SHARE
   OF COMMON STOCK.......................... $    .16      $    .32    $    .69    $    .87
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK............................. $    .36      $  .3525    $    .72    $  .7050

See notes to consolidated financial statements.





                            SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended June 30, 1995 and 1994
                                     (Unaudited)
                                                                 Six Months Ended
                                                                     June 30,
                                                               1995           1994
                                                              (Thousands of Dollars)

                                                                          As adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (Note 1)
  Net income............................................    $ 66,850       $  81,696
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............     112,742          92,626
    Amortization of nuclear fuel........................       9,488           8,885
    Deferred income taxes, net..........................      (4,686)         11,588
    Deferred investment tax credits, net................      (1,815)         (1,823)
    Net regulatory asset - adoption of SFAS No. 109.....      (1,381)         (1,132)
    Dividends declared on preferred stock of subsidiary.       2,864           3,001
    Equity (earnings) losses of investees...............      (1,414)           (173)
    Nuclear refueling accrual...........................       3,479           3,763
    Allowance for funds used during construction........     (10,357)         (7,498)
    Over (under) collections, fuel adjustment clause....      24,693          (1,020)
    Early retirements...................................     (16,684)           -
    Emission allowances.................................      (3,082)           -
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................       9,175           5,048
     (Increase) decrease in inventories.................       6,992           9,507
     (Increase) decrease in prepayments.................      (2,721)           -
     Increase (decrease) in accounts payable............     (32,844)        (48,048)
     Increase (decrease) in estimated rate refunds
       and related interest.............................         -              (638)
     Increase (decrease) in taxes accrued...............     (28,722)        (22,564)
     Increase (decrease) in interest accrued ...........         716            (276)
    Other, net..........................................      (4,048)          2,708
Net Cash Provided From Operating Activities.............     129,245         135,650

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures........................................    (152,810)       (172,146)
  Increase in other property and investments............     (62,178)        (63,610)
  Sale of assets of subsidiary..........................        -             48,365
  Principal noncash item:
    Allowance for funds used during construction........      10,357           7,498
Net Cash Used For Investing Activities..................    (204,631)       (179,893)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of First Mortgage Bonds....................      99,583            -
    Issuance of other long-term debt....................      64,254          99,000
    Issuance of notes and loans.........................      60,000          60,000
    Issuance of common stock............................      32,910          31,245
  Repayments:
    First and Refunding Mortgage Bonds..................     (48,779)           -
    Redemption of notes.................................     (58,864)        (64,000)
    Other long-term debt................................        -            (13,128)
    Preferred stock.....................................      (2,094)         (2,002)
  Dividend payments:
    Common stock........................................     (68,731)        (65,036)
    Preferred stock of subsidiary.......................      (2,906)         (3,061)
  Short-term borrowings, net............................      (3,637)         (9,499)
  Fuel financings, net..................................       3,935           7,043
Net Cash Provided From Financing Activities.............      75,671          40,562

NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................         285          (3,681)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      12,938          30,565
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30..........   $  13,223       $  26,884

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $5,434 and $3,429).......    $  65,583      $  55,266
                - Income taxes..........................       45,501         38,728

See notes to consolidated financial statements.


6


                       SCANA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1995
                          (Unaudited)

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

            C.  Change in Method of Accounting for Oil and Gas
            Operations

            During the second quarter of 1995 the Company's oil and gas subsidiary, SCANA Petroleum Resources, Inc. (SPR), changed from the successful efforts method to the full cost method of accounting for its oil and gas operations. The Company believes the full cost method provides a better matching of revenues and expenses given the change in SPR's primary focus from a purchaser of producing oil and gas properties to a developer of reserves on its own or others' properties. The financial statements of prior periods have been restated to apply the new method retroactively. The effects of the accounting change on the income statements for the second quarters of 1995 and 1994, for the six months ended June 30, 1995 and 1994 and for the years ended December 31, 1994, 1993 and 1992, respectively, are as follows:


                                              Increase (Decrease)
                                   (In thousands, except per share amounts)
                                   Three Months Ended       Six Months Ended
                                         June 30,                June 30,
          Effect on--                   1995          1994       1995        1994

          Other income, net of
            income taxes              $ (4,629)      $1,087    $  (349)     $2,405

          Net income                  $ (4,629)      $1,087    $  (349)     $2,405

          Earnings Per Weighted
            Average Share of
            Common Stock*             $   (.05)      $  .01    $    -       $  .03





                                              Increase (Decrease)
                                   (In thousands, except per share amounts)
                                              Year Ended December

          Effect on--                         1994       1993        1992

          Other income, net of
            income taxes                   $(35,747)   $(2,741)     $   77

          Net income                       $(35,747)   $(2,741)     $   77

          Earnings Per Weighted
            Average Share of
          Common Stock*                  $   (.38)   $  (.03)     $   -

      * The effect on prior periods has been adjusted for a two-for-one stock split effective May 11, 1995.


            The balances of retained earnings as of March 31, 1995 and December 31, 1994, have been reduced for the effect (net of income taxes) of applying retroactively the new method of accounting.

            D.  Reclassifications:

            Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.

     2.  RATE MATTERS:

            With respect to rate matters at June 30, 1995, reference is made to Note 2 of Notes to Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. On July 10, 1995, South Carolina Electric & Gas Company (SCE&G) filed an application with the Public Service Commission of South Carolina (PSC) for an increase in retail electric rates. The proposed increase of 8.35% would produce additional revenues of approximately $76.7 million annually, if approved. SCE&G has requested that the increase be implemented in two phases. The first phase, an increase in revenues of approximately $61.8 annually, or 6.73%, would commence at the time SCE&G's 385 MW generating station currently under construction near Cope, S. C. begins commercial operation, which is expected in January 1996. The second phase is planned in January 1997 and would produce additional revenues of approximately $14.9 million annually, or 1.62% more than current rates.
            No assurance can be given as to the adequacy or timing of the rate relief that will be granted by the PSC. Hearings are scheduled to begin during November 1995.

     3.  RETAINED EARNINGS:

            The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1995 approximately $14.5 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

4.          COMMITMENTS AND CONTINGENCIES:

            With respect to commitments at June 30, 1995, reference is made to Note 10 of Notes to Consolidated Financial
            Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1994. No significant changes have occurred with respect to those matters as reported therein.

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

            SCE&G currently maintains policies (for itself and on behalf of the PSA) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined primary and excess property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retrospective premium assessment not to exceed 7.5 times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retrospective premium assessment would not exceed $8.2 million.

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

        B.  Environmental

            The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $19.5 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

            In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigations process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study (RI/FS) and a corresponding Scope of Work. Actual field work began November 1, 1993 after final approval and authorization was granted by EPA. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a projected $43.5 million increase in costs of the aquarium project allegedly attributable to delays resulting from contamination of the Calhoun Park area site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its future financial position or results of operations.

            C.  Loan Guarantee

            MPX Systems, Inc. (MPX), a wholly owned subsidiary of SCANA, through a joint venture with Gulf States Transmission Systems, Inc., a subsidiary of ITC Holding Company, is constructing a fiber optic network through Louisiana, Mississippi, Alabama and Georgia. SCANA has guaranteed approximately $5.1 million of the financing obtained by the joint venture, Gulf States Fibernet.

                          SCANA CORPORATION
               MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                             General

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

      Material Changes in Capital Resources and Liquidity
           From December 31, 1994 to June 30, 1995

Liquidity and Capital Resources

     The cash requirements of the Company arise primarily from South Carolina Electric & Gas Company's (SCE&G's) operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate relief.

     On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. The proposed increase of 8.35% would produce additional revenues of approximately $76.7 million annually, if approved. SCE&G has requested that the increase be implemented in two phases. The first phase, an increase in revenues of approximately $61.8 annually, or 6.73%, would commence at the time SCE&G's 385 MW generating station currently under construction near Cope, S. C. begins commercial operation, which is expected in January 1996. The second phase is planned in January 1997 and would produce additional revenues of approximately $14.9 million annually, or 1.62% more than current rates. No assurance can be given as to the adequacy or timing of the rate relief that will be granted by the PSC. Hearings are scheduled to begin during November 1995.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the six months ended June 30, 1995 and 1994:


                                                     Six Months Ended
                                                        June 30,
                                                    1995         1994
                                                   (Thousands of Dollars)

Net cash provided from operating activities       $117,610     $137,475
Net cash provided from financing activities         76,087       40,562
Cash and temporary cash investments available
  at the beginning of the period                    10,934       20,766

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $204,631     $198,803


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $142,453     $164,648

Funds used for nonutility property
  additions                                       $ 11,474     $ 46,737


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

     On April 12, 1995 SCE&G issued $100 million of First
Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

     Powertel PCS Partners, L.P. (Powertel), a limited partnership that includes MPX, successfully bid for three personal communications service licenses in the Southeast offered by the Federal Communications Commission for the development of a new generation of wireless communications. Powertel had winning bids totaling $124.5 million in the FCC's auction for radio airspace in three Major Trading Areas (MTA) that cover parts of six states. The areas are the Jacksonville MTA, a 50-county area of northern Florida and southern Georgia; the Memphis MTA, a 93-county area that includes southwest Tennessee, northern and middle Mississippi and parts of eastern Arkansas; and the Birmingham MTA, a 53-county area of Alabama. MPX holds the largest partnership interest, approximately 40% of Powertel. Powertel has agreed in principle to enter into a business combination with InterCel, Inc., a publicly tracked cellular telephone company providing services in Georgia, Alabama and Maine.

     SCANA Petroleum Resources (SPR) and Fina Oil and Chemical Company (Fina) have entered into a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. The agreement calls for SPR and Fina to begin an extensive 3-D seismic acquisition program on the property beginning this summer and continuing over the next several years. Fina will be the operator of the multi-million dollar seismic program which will be financed and owned on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity will be financed largely with internal cash flows from the existing SPR operations.

     SPR's change to the full cost method of accounting during the second quarter of 1995 provides a better matching of revenues and expenses given the primary focus of SPR on developing reserves on its own and others' properties. In connection with the change, additional reserve adjustments were recorded in the current and restated prior periods. All reserve adjustments were non-cash and had no impact on the liquidity of SPR.

     The Company anticipates that the remainder of its 1995 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended June 30, 1995 was 2.24.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

Statements of Financial Accounting Standards Not Yet Adopted

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have any materially adverse impact on its results of operations or financial position.

                     SCANA CORPORATION
                   Results of Operations
            For the Six Months Ended June 30, 1995
       As Compared to the Corresponding Period in 1994

Earnings and Dividends

            During the second quarter of 1995 the Company's oil and gas subsidiary, SCANA Petroleum Resources, Inc. (SPR), changed from the successful efforts method to the full cost method of accounting for its oil and gas operations. The Company believes the full cost method provides a better matching of revenues and expenses given the change in SPR's operations from a purchaser of producing oil and gas properties to a developer of reserves on its own or others' properties. The financial statements of prior periods have been restated to apply the new method retroactively.

     Primarily as a result of operations at SPR, net income for the three and six months ended June 30, 1995 decreased approximately $14.7 million and $14.8 million, respectively, when compared to the corresponding periods in 1994. SPR recorded after-tax losses of $18.9 million and $19.7 million, respectively, for the three and six months ended June 30, 1995.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 9% and 6% of income before income taxes for the six months ended June 30, 1995 and 1994, respectively.

     On February 14, 1995 the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share, as adjusted for the two-for-one stock split effective May 11, 1995, for the quarter ending March 31, 1995. The dividend was paid on April 1, 1995 to common stockholders of record on March 10, 1995.

     On April 27, 1995, the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share for the quarter ended June 30, 1995. The dividend was paid on July 1, 1995 to common stockholders of record on June 9, 1995.

Sales Margins

     The change in the electric sales margin for the three and six months ended June 30, 1995, when compared to the corresponding periods in 1994, were as follows:


                                     Three Months            Six Months
                                  Change    % Change     Change    % Change
                                (Millions)             (Millions)

Electric operating revenues       $13.8       6.1        $ 9.5        2.1
Less:  Fuel used in electric
         generation                 -          -          (5.2)      (4.6)
       Purchased power              1.7      33.8         (2.5)     (25.1)

Margin                            $12.1       7.3        $17.2        5.2

     The electric sales margins increased for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994 as a result of the combined impact of improved economic conditions, which resulted in increased electric sales to commercial and industrial customers, and the base rate increase received by SCE&G in mid-1994 which more than offset the adverse impact of milder weather experienced during the first quarter of 1995.

     The changes in the gas sales margins for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994, were as follows:


                                       Three Months           Six Months
                                    Change    % Change    Change    % Change
                                  (Millions)            (Millions)

Gas operating revenues              $ 1.2        1.7      $ 2.9        1.6
Less:  Gas purchased for resale      (1.2)      (2.6)      (4.6)      (4.0)

Margin                              $ 2.4       10.1      $ 7.5       11.3


     The increase in the gas sales margin is primarily a result of lower gas costs, which allowed the Company to compete more successfully with alternate fuel suppliers in industrial markets, and a shifting of transportation customers to the industrial class.

Other Operating Expenses

     Increases in other operating expenses, including taxes, for the three and six months ended June 30, 1995 compared to the corresponding periods in 1994 is presented in the following table:


                                       Three Months           Six Months
                                    Change    % Change    Change     % Change
                                  (Millions)            (Millions)

Other operation and maintenance     $(2.2)      (3.0)     $(1.7)       (1.1)
Depreciation and amortization         0.9        3.1        2.0         3.3
Income taxes                          3.8       23.7        4.5        10.3
Other taxes                           1.2        6.3        3.3         8.5

Total                               $ 3.7        2.6      $ 8.1         2.8


     Other operation and maintenance expenses for the three and six months ended June 30, 1995 were slightly below 1994 levels primarily as a result of lower plant maintenance costs. Increases in depreciation and amortization expenses for the three and six months reflect additions to plant in service. The increases in income tax expense correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from higher millages and assessments, offset somewhat in the second quarter of 1995 by lower payroll taxes resulting from early retirements of employees.

Other Income

     Other income, net of income taxes, for the three and six months ended June 30, 1995 decreased $21.3 million and $23.1 million, respectively, compared to the corresponding periods of 1994. The declines are due primarily to the effect of depressed gas prices on SPR's operations.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three and six months ended June 30, 1995 increased $4.9 million and $9.4 million, respectively, compared to the corresponding period of 1994. The increases are due primarily to the issuance of additional debt (including commercial paper) during the latter part of 1994 and early 1995.

                          SCANA CORPORATION

                             Part II

                          OTHER INFORMATION

Item 1.    Legal Proceedings

                     For information regarding legal proceedings see Note 2
                    "Rate Matters" and Note 4 "Commitments and Contingencies" of Notes to Consolidated Financial Statements.

Items 2, 3 and 5 are not applicable.

Item 4.    Submission of Matters to a Vote of Security-Holders

                    The Annual Meeting of the Shareholders of SCANA Common Stock (No Par Value) was held on April 27, 1995. The following matters were voted upon at the meeting.


                    1. To elect six (6) directors for the terms specified in the Proxy Statement.

                             Number of     Number of Shares         Total
                           Shares Voting      Voting to             Shares
     Nominee                   For         Withhold Authority       Voted

William B. Bookhart, Jr.   43,020,921.959      326,101.895       43,347,023.854

James B. Edwards           42,968,491.989      378,531.865       43,347,023.854

Elaine T. Freeman          43,001,684.662      345,339.192       43,347,023.854

W. Hayne Hipp              42,997,395.919      349,627.935       43,347,023.854
F. Creighton McMaster      43,015,148.421      331,875.433       43,347,023.854

John B. Rhodes             43,003,871.454      343,206.400       43,347,023.854


              2. To approve the appointment of Deloitte & Touche LLP as independent accountants for the Corporation

                                                    Number
                                                      of
                                                    Shares

                FOR                              43,007,813.584

                AGAINST                             169,414.709

                ABSTAIN                             169,795.561

                TOTAL                            43,347,023.854

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


                                SCANA CORPORATION
                                   (Registrant)



August 11, 1995            By:  s/W. B. Timmerman
                                W. B. Timmerman, Executive Vice
                                President, Chief Financial Officer
                                and Controller
                                (Principal Financial Officer)

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

   10. Material Contracts
       Not Applicable

   11. Statement Re Computation of Per Share Earnings
       Not Applicable

   15. Letter Re Unaudited Interim Financial Information
       Not Applicable

   18. Letter Re Change in Accounting Principles (Filed herewith).  22

   19. Report Furnished to Security Holders
       Not Applicable

   22. Published Report Regarding Matters Submitted to
       Vote of Security Holders
       Not Applicable
   23. Consents of Experts and Counsel
       Not Applicable

   24. Power of Attorney
       Not Applicable

   27. Financial Data Schedule (Filed herewith)

   99. Additional Exhibits
       Not Applicable






21