Form 10-Q
period 1995-09-30
SCANA CORP
filed 1995-11-13
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-Q


(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended   September 30, 1995


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

   103,358,769 Common Shares, without par value, as of October 31, 1995

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 1995
              and December 31, 1994....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended September 30, 1995 and 1994........   5

              Consolidated Statements of Cash Flows for the Periods
              Ended September 30, 1995 and 1994........................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  17

     Item 6.  Exhibits and Reports on Form 8-K.........................  17

     Signatures........................................................  18

     Exhibit Index.....................................................  19

                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                       As of September 30, 1995 and December 31, 1994
                                         (Unaudited)

                                                               September 30,  December 31,
                                                                   1995           1994
                                                                  (Thousands of Dollars)

                                                                              As adjusted
                                                                                (Note 1)
ASSETS
Utility Plant:
  Electric...................................................   $3,439,781     $3,424,951
  Gas........................................................      469,822        467,576
  Transit....................................................        3,519          3,785
  Common.....................................................       77,881         77,327
    Total....................................................    3,991,003      3,973,639
  Less accumulated depreciation and amortization.............    1,337,331      1,333,360
    Total....................................................    2,653,672      2,640,279
  Construction work in progress..............................      681,508        582,628
  Nuclear fuel, net of accumulated amortization..............       34,088         43,591
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       26,422         27,169
       Utility Plant, Net....................................    3,395,690      3,293,667

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      308,001        317,309

Current Assets:
  Cash and temporary cash investments........................      104,118         12,938
  Receivables................................................      192,904        183,180
  Inventories (at average cost):
    Fuel.....................................................       55,867         60,273
    Materials and supplies...................................       48,628         47,463
  Prepayments................................................       15,644         19,853
  Accumulated deferred income taxes..........................       18,297         18,629
       Total Current Assets..................................      435,458        342,336

Deferred Debits:
  Emission allowances........................................       28,074         19,409
  Unamortized debt expense...................................       13,147         13,488
  Unamortized deferred return on plant investment............        7,430         10,614
  Nuclear plant decommissioning fund.........................       34,648         30,383
  Other......................................................      300,578        289,306
       Total Deferred Debits.................................      383,877        363,200
                 Total.......................................   $4,523,026     $4,316,512


See notes to consolidated financial statements.




                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                      As of September 30, 1995 and December 31, 1994
                                       (Unaudited)

                                                               September 30,    December 31,
                                                                    1995           1994
                                                                  (Thousands of Dollars)

                                                                               As adjusted
                                                                                 (Note 1)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,040,168     $  886,770
    Retained earnings........................................       501,836        472,371
     Total Common Equity.....................................     1,542,004      1,359,141
  Preferred stock (not subject to purchase or sinking funds).        26,027         26,027
     Total Stockholders' Investment..........................     1,568,031      1,385,168
Preferred stock, net (subject to purchase or sinking funds)..        46,629         49,528
Long-term debt, net..........................................     1,535,370      1,548,824
       Total Capitalization..................................     3,150,030      2,983,520

Current Liabilities:
  Short-term borrowings......................................       133,889        171,827
  Current portion of long-term debt..........................       116,365         38,055
  Current portion of preferred stock.........................         2,472          2,418
  Accounts payable...........................................        72,364        119,963
  Customer deposits..........................................        13,560         13,768
  Taxes accrued..............................................        78,380         46,670
  Interest accrued...........................................        33,844         25,226
  Dividends declared.........................................        37,160         35,530
  Other......................................................        16,035         17,220
       Total Current Liabilities.............................       504,069        470,677

Deferred Credits:
  Accumulated deferred income taxes..........................       551,463        561,703
  Accumulated deferred investment tax credits................        88,626         91,349
  Accumulated reserve for nuclear plant decommissioning......        34,648         30,383
  Other......................................................       194,190        178,880
       Total Deferred Credits................................       868,927        862,315
                 Total.......................................    $4,523,026     $4,316,512


See notes to consolidated financial statements.





                                 SCANA CORPORATION
                 CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended September 30, 1995 and 1994
                                    (Unaudited)

                                           Three Months Ended          Nine Months Ended
                                              September 30,              September 30,
                                           1995          1994          1995         1994
                                        (Thousands of Dollars, Except Per Share Amounts)

                                                       As adjusted               As adjusted
                                                        (Note 1)                  (Note 1)
OPERATING REVENUES:
  Electric............................... $307,620      $294,361    $  777,198   $  754,407
  Gas....................................   64,960        65,956       249,235      247,295
  Transit................................      896         1,012         2,939        2,981
      Total Operating Revenues...........  373,476       361,329     1,029,372    1,004,683

OPERATING EXPENSES:
  Fuel used in electric generation.......   67,120        66,407       173,244      177,703
  Purchased power........................    4,869         6,232        12,207       16,030
  Gas purchased for resale...............   40,679        45,022       151,042      159,930
  Other operation........................   56,063        56,041       169,792      168,754
  Maintenance............................   14,451        16,853        44,987       50,074
  Depreciation and amortization..........   31,185        29,762        92,704       89,306
  Income taxes...........................   42,561        33,767        91,163       77,819
  Other taxes............................   21,110        20,537        62,737       58,913
      Total Operating Expenses...........  278,038       274,621       797,876      798,529

OPERATING INCOME.........................   95,438        86,708       231,496      206,154

OTHER INCOME:
  Allowance for equity funds used
    during construction..................    2,735         1,495         7,659        5,564
  Other income, net of income taxes......    1,671       (41,806)       (7,859)     (28,243)
      Total Other Income.................    4,406       (40,311)         (200)     (22,679)

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS..............   99,844        46,397       231,296      183,475

INTEREST CHARGES (CREDITS):
  Interest expense.......................   33,979        29,711       101,150       85,521
  Allowance for borrowed funds used
    during construction..................   (3,580)       (1,497)       (9,014)      (4,925)
      Total Interest Charges, Net........   30,399        28,214        92,136       80,596

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY................   69,445        18,183       139,160      102,879
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)...........   (1,416)       (1,482)       (4,280)      (4,483)
NET INCOME...............................   68,029        16,701       134,880       98,396
RETAINED EARNINGS AT BEGINNING
  OF PERIOD, AS PREVIOUSLY REPORTED......  469,247       519,233       523,668      506,380
ADJUSTMENTS FOR THE CUMULATIVE EFFECT
  ON PRIOR PERIODS OF APPLYING RETRO-
  ACTIVELY THE FULL COST METHOD OF
  ACCOUNTING FOR OIL AND GAS (NOTE 1C)...    -           (13,145)      (51,297)     (15,550)
BALANCE AT BEGINNING OF PERIOD,
  AS ADJUSTED............................  469,247       506,088       472,371      490,830
COMMON STOCK CASH DIVIDENDS DECLARED.....  (35,440)      (33,591)     (105,415)    (100,028)
RETAINED EARNINGS AT END OF PERIOD....... $501,836      $489,198    $  501,836   $  489,198

NET INCOME............................... $ 68,029      $ 16,701    $  134,880   $   98,396
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS)
    (Note 1B)............................   98,562        95,121        97,544       94,398
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK........................ $   0.69      $   0.18    $     1.38   $     1.04
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK.......................... $  0.360      $  .3525    $    1.080   $   1.0575

See notes to consolidated financial statements.

5





                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended September 30, 1995 and 1994
                                     (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                               1995           1994
                                                              (Thousands of Dollars)

                                                                          As adjusted
CASH FLOWS FROM OPERATING ACTIVITIES:                                       (Note 1)
  Net income............................................    $134,880       $  98,396
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............     154,376         209,217
    Amortization of nuclear fuel........................       5,264          12,863
    Deferred income taxes, net..........................     (10,461)         (7,945)
    Deferred investment tax credits, net................      (2,723)         (2,729)
    Net regulatory asset - adoption of SFAS No. 109.....      (2,851)           (975)
    Dividends declared on preferred stock of subsidiary.       4,280           4,483
    Equity (earnings) losses of investees...............        (349)           (274)
    Nuclear refueling accrual...........................       5,218           3,148
    Allowance for funds used during construction (AFC)..     (16,673)        (10,489)
    Amortization of loss on reacquired debt.............      (3,636)           (320)
    Over (under) collections, fuel adjustment clause....      20,750          (6,806)
    Early retirements...................................     (21,291)           -
    Emission allowances.................................      (8,665)           -
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................      (9,724)         (8,407)
     (Increase) decrease in inventories.................       3,241           8,045
     (Increase) decrease in prepayments.................       4,209           7,352
     Increase (decrease) in accounts payable............     (47,598)        (18,388)
     Increase (decrease) in estimated rate refunds
       and related interest.............................        -             (2,509)
     Increase (decrease) in taxes accrued...............      31,710           6,160
     Increase (decrease) in interest accrued ...........       8,618           5,822
    Other, net..........................................      20,388           5,181
Net Cash Provided From Operating Activities.............     268,963         301,825

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................    (181,301)       (304,572)
  Acquisition of oil and gas producing properties.......        -            (47,189)
  Increase in other property and investments............     (67,532)        (91,657)
  Sale of assets of subsidiary..........................        -             48,678
Net Cash Used For Investing Activities..................    (248,833)       (394,740)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of First Mortgage Bonds....................      99,583          99,207
    Issuance of other long-term debt....................      28,170            -
    Issuance of notes and loans.........................      61,019          60,000
    Issuance of common stock............................     155,498          48,925
  Repayments:
    First and Refunding Mortgage Bonds..................     (48,779)           -
    Pollution Control Bonds.............................        (100)           (100)
    Redemption of notes.................................     (63,917)        (67,250)
    Other long-term debt................................     (11,200)        (13,346)
    Preferred stock.....................................      (2,846)         (2,964)
  Dividend payments:
    Common stock........................................    (103,858)        (98,371)
    Preferred stock of subsidiary.......................      (4,336)         (4,568)
  Short-term borrowings, net............................     (37,937)         60,340
  Fuel financings, net..................................        (247)         11,510
Net Cash Provided From Financing Activities.............      71,050          93,383
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................      91,180             468
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      12,938          30,565
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.....   $ 104,118       $  31,033

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $9,014 and $4,925).......    $ 90,893       $  78,260
                - Income taxes..........................      49,411          52,038

See notes to consolidated financial statements.


                       SCANA CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      September 30, 1995
                          (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements for the year ended December 31, 1994 appearing in the Company's Current Report on Form 8-K dated September 6, 1995. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     A.   Principles of Consolidation:

     The accounts of the Company and its wholly owned subsidiaries are consolidated in the accompanying Consolidated Financial Statements. Certain investments are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation in compliance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" which provides that profit on intercompany sales to regulated affiliates are not eliminated if the sale price is reasonable and the future recovery of the sales price through the rate making process is probable.

     B.  Basis of Accounting:

     The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standard No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 1995, approximately $110 million and $3 million of regulatory assets and liabilities, respectively, excluding net accumulated deferred income tax assets of approximately $40 million.
     In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company's cash flows would not be affected.


     C.   Stock Split

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


     D.  Change in Method of Accounting for Oil and Gas
         Operations

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

     The financial statements of prior periods have been restated to apply the new method retroactively. The effects of the accounting change on the income statements for the third quarter of 1994, for the nine months ended September 30, 1995 and 1994 and for the years ended December 31, 1994, 1993 and 1992, respectively, are as follows:

                                        Increase (Decrease)
                             (In thousands, except per share amounts)
                             Three Months Ended       Nine Months Ended
                                 September 30,          September 30,
Effect on--                          1994             1995        1994

Other income, net of
  income taxes                    $(32,989)         $  (349)   $(30,584)

Net income                        $(32,989)         $  (349)   $(30,584)

Earnings Per Weighted
  Average Share of
  Common Stock*                    $  (.35)         $    -      $  (.32)



                                             Increase (Decrease)
                                   (In thousands, except per share amounts)
                                              Year Ended December

Effect on--                         1994       1993        1992

Other income, net of
  income taxes                   $(35,747)   $(2,741)     $   77

Net income                       $(35,747)   $(2,741)     $   77

Earnings Per Weighted
  Average Share of
  Common Stock*                  $   (.38)   $  (.03)     $   -

      * The effect on prior periods has been adjusted for a two-for-one stock split effective May 11, 1995.

The balance of retained earnings as of December 31, 1994 has been reduced for the effect (net of income taxes) of applying retroactively the new method of accounting.

     E.  Recently Issued Accounting Standard

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material adverse impact on its results of operations or financial position.

     F.  Reclassifications:

     Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.

2.   RATE MATTERS:

     With respect to rate matters at September 30, 1995, reference is made to Note 2 of Notes to Consolidated Financial Statements for the year ended December 31, 1994 appearing in the Company's Current Report on Form 8-K dated September 6, 1995. On July 10, 1995, South Carolina Electric & Gas Company (SCE&G) filed an application with the Public Service Commission of South Carolina (PSC) for an increase in retail electric rates. The proposed increase of 8.35% would produce additional revenues of approximately $76.7 million annually, if approved. SCE&G has requested that the increase be implemented in two phases. The first phase, an increase in revenues of approximately $61.8 annually, or 6.73%, would commence at the time SCE&G's 385 MW generating station currently under construction near Cope, S. C. begins commercial operation, which is expected in January 1996. The second phase is planned in January 1997 and would produce additional revenues of approximately $14.9 million annually, or 1.62% more than current rates.
     No assurance can be given as to the adequacy or timing of the rate relief that will be granted by the PSC. Hearings are scheduled to begin during November 1995.

3.   RETAINED EARNINGS:

     The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock.

     However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1995 approximately $15.1 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.


4.   COMMITMENTS AND CONTINGENCIES:

     With respect to commitments at September 30, 1995, reference is made to Note 10 of Notes to Consolidated Financial Statements for the year ended December 31, 1994 appearing in the Company's Current Report on Form 8-K dated September 6, 1995. No significant changes have occurred with respect to those matters as reported therein.

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

     To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a material adverse impact on the Company's financial position and results of operations.

     B.  Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore actual expenditures could significantly differ from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts have been deferred (approximately $19.2 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.

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


     C.  Loan Guarantee

     MPX Systems, Inc. (MPX), a wholly owned subsidiary of the Company, through a joint venture with Gulf States Transmission Systems, Inc., a subsidiary of ITC Holding Company, is constructing a fiber optic network through Louisiana, Mississippi, Alabama and Georgia. The Company has guaranteed approximately $5.1 million of the financing obtained by the joint venture, Gulf States Fibernet.

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

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be qualified to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately
$110 million and $3 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $40 million, on its balance sheet at September 30, 1995. The Company's cash flows would not be affected.


      Material Changes in Capital Resources and Liquidity
         From December 31, 1994 to September 30, 1995

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

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the six months ended September 30, 1995 and 1994:


                                                    Nine Months Ended
                                                      September 30,
                                                    1995         1994
                                                   (Thousands of Dollars)

Net cash provided from operating activities       $268,963     $301,825
Net cash provided from financing activities         71,050       93,383
Cash and temporary cash investments available
  at the beginning of the period                    12,938       30,565
Sale of assets of subsidiary                          -          48,678

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $352,951     $474,451


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $181,301     $304,572

Funds used for nonutility property
  additions                                       $ 67,532     $ 91,657

Funds used for oil and gas
  property acquisitions                           $   -        $ 47,189

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

     On April 12, 1995 SCE&G issued $100 million of First Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

     On September 25, 1995, the Company sold 4,500,000 shares of its common stock. Net proceeds were used for the reduction of short-term indebtedness incurred by the Company and its subsidiaries for investment in utility plant and nonregulated subsidiaries, and for general corporate purposes.

     Powertel PCS Partners, L.P. (Powertel), a limited partnership that includes MPX, successfully bid for three personal communications service licenses in the Southeast offered by the Federal Communications Commission for the development of a new generation of wireless communications. Powertel had winning bids totaling $124.5 million in the FCC's auction for radio airspace in three Major Trading Areas (MTA) that cover parts of six states. The areas are the Jacksonville MTA, a 50-county area of northern Florida and southern Georgia; the Memphis MTA, a 93-county area that includes southwest Tennessee, northern and middle Mississippi and parts of eastern Arkansas; and the Birmingham MTA, a 53-county area of Alabama. MPX holds the largest partnership interest, approximately 40% of Powertel. Powertel has signed an agreement to enter into a business combination with InterCel, Inc., a publicly traded cellular telephone company providing services in Georgia, Alabama and Maine. Powertel's interest in the combined entity, after giving effect to expected public offerings of common stock of the combined entity, is anticipated to approximate 18%.

     SCANA Petroleum Resources (SPR) and Fina Oil and Chemical Company (Fina) have entered into a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. SPR and Fina have begun an extensive 3-D seismic acquisition program on the property which will continue over the next several years. Fina is the operator of the multi-million dollar seismic program which is financed and owned on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity is financed largely with internal cash flows from the existing SPR operations.

     SPR's change to the full cost method of accounting during the second quarter of 1995 provides a better matching of revenues and expenses given the primary focus of SPR on developing reserves on its own or others' properties. In connection with the change, additional reserve adjustments were recorded in the current and restated prior periods. All reserve adjustments were non-cash and had no impact on the liquidity of SPR.

     The Company anticipates that the remainder of its 1995 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended September 30, 1995 was 2.86.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

Statements of Financial Accounting Standards Not Yet Adopted

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." The provisions of the Statement, which must be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material adverse impact on its results of operations or financial position.

                         SCANA CORPORATION
                       Results of Operations
      For the Three and Nine Months Ended September 30, 1995
         As Compared to the Corresponding Periods in 1994

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

     Net income for the three and nine months ended September 30, 1995 increased approximately $51.3 million and $36.5 million, respectively, when compared to the corresponding periods in 1994. SPR's results of operations improved significantly in 1995. SPR recorded net losses of $46.5 million and $41.9 million, respectively, for the three and nine months ended September 30, 1994; losses of $0.3 million and $20.0 million were recorded for the three and nine months ended September 30, 1995, respectively. Higher electric and gas sales margins also contributed to the favorable 1995 earnings performance.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 8% and 7% of income before income taxes for the nine months ended September 30, 1995 and 1994, respectively.

     On February 14, 1995 the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share, as adjusted for the two-for-one stock split effective May 11, 1995, for the quarter ended March 31, 1995. The dividend was paid on April 1, 1995 to common stockholders of record on March 10, 1995.

     On April 27, 1995, the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share for the quarter ended June 30, 1995. The dividend was paid on July 1, 1995 to common stockholders of record on June 9, 1995.

     On August 23, 1995 the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share for the quarter ended September 30, 1995. The dividend was paid on October 1, 1995 to common stockholders of record on September 8, 1995.

     On October 17, 1995 the Company's Board of Directors declared a quarterly dividend on common stock of 36 cents per share for the quarter ending December 31, 1995. The dividend is payable January 1, 1996 to common stockholders of record on December 8, 1995.


Sales Margins

     The changes in the electric sales margin for the three and nine months ended September 30, 1995, when compared to the corresponding periods in 1994, were as follows:


                                     Three Months            Nine Months
                                  Change    % Change     Change    % Change
                                (Millions)             (Millions)

Electric operating revenues       $ 13.2       4.5       $22.8        3.0
Less:  Fuel used in electric
         generation                  0.7       1.1        (4.5)      (2.5)
       Purchased power              (1.4)    (21.9)       (3.8)     (23.8)

Margin                            $ 13.9       6.3       $31.1        5.5

     The electric sales margin increased for the three months ended September 30, 1995 compared to the corresponding period in 1994 primarily as a result of increased sales attributable to warmer weather. For the nine months ended September 30, 1995, the increase in the electric sales margin over the comparable 1994 period is a result of the combined impact of warmer weather in the third quarter of 1995, improved economic conditions, and the base rate increase received by SCE&G in mid-1994. These factors more than offset the adverse impact of milder weather experienced during the first quarter of 1995.

     The changes in the gas sales margins for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994, were as follows:


                                       Three Months           Nine Months
                                    Change    % Change    Change    % Change
                                  (Millions)            (Millions)

Gas operating revenues              $(1.0)      (1.5)     $ 1.9       0.8
Less:  Gas purchased for resale      (4.3)      (9.6)      (8.9)     (5.6)

Margin                              $ 3.3       16.0      $10.8      12.4


     The increases in the gas sales margin are primarily a result of lower gas costs, which allowed the Company to compete more successfully with alternate fuel suppliers in industrial markets. Additionally, a shifting of transportation customers to the industrial class contributed to the improved margin on a year-to-date basis.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1995 compared to the corresponding periods in 1994 are presented in the following table:


                                       Three Months           Nine Months
                                    Change    % Change    Change     % Change
                                  (Millions)            (Millions)

Other operation and maintenance     $(2.4)      (3.3)     $(4.0)       (1.9)
Depreciation and amortization         1.4        4.8        3.4         3.8
Income taxes                          8.8       26.0       13.3        17.1
Other taxes                           0.6        2.8        3.8         6.5

Total                               $ 8.4        5.4      $16.5         3.7


     Other operation and maintenance expenses for the three and nine months ended September 30, 1995 were slightly below 1994 levels primarily as a result of lower costs at electric generating plants. Increases in depreciation and amortization expenses for the three and nine months reflect additions to plant in service. The increases in income tax expense correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from higher millages and assessments, partially offset by lower payroll taxes resulting from early retirements of employees.

Other Income

     Other income, net of income taxes, for the three and nine months ended September 30, 1995 increased $43.5 million and $20.4 million, respectively, compared to the corresponding periods of 1994. The increases are due primarily to the improved earnings performance of SPR in 1995 as discussed under Earnings and Dividends on page 14.

Interest Charges

     Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1995 increased $4.3 million and $15.6 million, respectively, compared to the corresponding period of 1994. The increases are due primarily to the issuance of additional debt (including commercial paper) during the latter part of 1994 and early 1995.

                      SCANA CORPORATION

                           Part II

                      OTHER INFORMATION

Item 1.    Legal Proceedings

           For information regarding legal proceedings see Note 2
           "Rate Matters" and Note 4 "Commitments and
           Contingencies" of Notes to Consolidated Financial
           Statements.

Items 2, 3, 4 and 5 are not applicable.

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

           B.  Reports on Form 8-K

           The Company filed a report on Form 8-K on September 6, 1995 in response to Item 5, "Other Events" regarding restatements of information previously included in SCANA's Annual Report on Form 10-K for the year ended December 31, 1994. The restatements reflect the effects of a two-for-one stock split of the Company's common stock, no par value, effective at the close of business May 11, 1995 and the Company's change from the successful efforts method to the full cost method of accounting for its oil and gas operations.

                             SCANA CORPORATION


                                 SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                SCANA CORPORATION
                                  (Registrant)



November 10, 1995          By:  s/W. B. Timmerman
                                W. B. Timmerman, Executive Vice
                                President, Chief Financial Officer
                                and Controller
                                (Principal Financial Officer)

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

       B. Articles of Amendment dated April 27, 1995
          (Exhibit 4-B to Registration Statement No.
          33-62421)...............................................   #
       C. Copy of By-Laws of SCANA Corporation as revised
          and amended on February 15, 1994 (Exhibit 4.2 to
          Post-Effective Amendment No. 1 to Registration
          Statement No. 33-56923).................................   #

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

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number
      August 15, 1991    Exhibit 4-D to Registration No. 33-49421
      April 1, 1993      Exhibit 4-E to Registration No. 33-49421
      July 1, 1993       Exhibit 4-D to Registration No. 33-57955
       F. Indenture dated as of April 1, 1993 from
          South Carolina Electric & Gas Company to
          NationsBank of Georgia, National Association
          (Filed as Exhibit 4-F to Registration Statement
          No. 33-49421)...........................................   #
       G. First Supplemental Indenture to Indenture
          referred to in Exhibit 4-G dated as of June 1, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-49421)...........................................   #
       H. Second Supplemental Indenture to Indenture
          referred to in Exhibit 4-E dated as of June 15, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-57955)...........................................   #

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