Form 10-K405
period 1995-12-31
SCANA CORP
filed 1996-03-27
CIK 754737

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                                FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

        For the fiscal year ended   December 31, 1995


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

Securities registered pursuant to Section 12(b) of the Act:


 Title of each class             Name of each exchange on which registered

Common Stock, without par value        New York Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,865,232,398 at February 29, 1996 based on the closing price of the Common Stock on such date, as reported by the New York Stock Exchange composite tape in The Wall Street Journal.


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

     The total number of shares of the registrant's Common Stock, no par value, outstanding at February 29, 1996 was 104,190,269.

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

    Specified sections of the Registrant's 1996 Proxy Statement, dated March 15, 1996, in connection with its 1996 Annual Meeting of
Stockholders, are incorporated by reference in Part III hereof.

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    22

     Item 3.  Legal Proceedings ...................................    24

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    24

     Corporate Structure ..........................................    25

     Executive Officers of the Registrant .........................    26

PART II

     Item 5.  Market for Registrant's Common Stock
               and Related Security Holder Matters ................    28

     Item 6.  Selected Financial Data .............................    29

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    30

     Item 8.  Financial Statements and Supplementary Data .........    40

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .............    69

PART III
     Item 10. Directors and Executive Officers of the
               Registrant .........................................    69

     Item 11. Executive Compensation ..............................    69

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    69

     Item 13. Certain Relationships and Related Transactions ......    69

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    70

SIGNATURES ........................................................    71

                             DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... SCANA Corporation and its subsidiaries
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One million BTUs
DHEC........................ South Carolina Department of Health and
                              Environmental Control
DOE......................... United States Department of Energy
Energy Marketing............ SCANA Energy Marketing, Inc.
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc.
GENCO....................... South Carolina Generating Company, Inc.
InterCel.................... InterCel, Inc.
Investor Plus Plan.......... SCANA Corporation Investor Plus Plan
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
MHz......................... Megahertz
MPX......................... MPX Systems, Inc.
MTA......................... Major Trading Area
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
PCS......................... Personal Communications Service
Petroleum Resources......... SCANA Petroleum Resources, Inc.
Pipeline Corporation........ South Carolina Pipeline Corporation
PRP......................... Potentially Responsible Party
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935,
                              as amended
SCANA....................... SCANA Corporation, the parent company
SCE&G....................... South Carolina Electric & Gas Company
SEC......................... United States Securities and Exchange
                              Commission
Southern Natural............ Southern Natural Gas Company
SPSP........................ SCANA Corporation Stock Purchase-Savings Plan
Suburban.................... Suburban Propane Group, Inc.
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams coal-fired, electric generating station owned by GENCO

                            PART I

ITEM 1.  BUSINESS

                         THE COMPANY

ORGANIZATION

     SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984 and is a public utility holding company within the meaning of PUHCA but is exempt from registration under such Act (see "Regulation"). SCANA has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. SCANA holds, directly or indirectly, all the capital stock of each of its subsidiaries except for the Preferred Stock of SCE&G. SCANA and its subsidiaries had 4,347 full-time, permanent employees as of December 31, 1995 as compared to 4,575 full-time, permanent employees as of December 31, 1994.

RESTATEMENTS

     Prior year financial information in this Annual Report on Form 10-K has been restated to reflect the effect of a two-for-one stock split in May 1995 and the effect of a change in accounting principle during the second quarter of 1995 from the successful efforts method of accounting to the full cost method of accounting for the Company's oil and natural gas operations.

SEGMENTS OF BUSINESS

     SCANA neither owns nor operates any physical properties. It has twelve direct, wholly owned subsidiaries which are engaged in the functionally distinct operations described below.

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

     SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 30 of the 46 counties in South Carolina and covers more than 20,000 square miles. The total population of the counties representing the combined service area is approximately 2.3 million.

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

     Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles.

Nonregulated Businesses

     Petroleum Resources owns and/or operates interests in oil and gas properties in nine states and Federal waters offshore Texas, Louisiana and Alabama. Petroleum Resources and Fina Oil and Chemical Company (Fina) have entered into a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. Petroleum Resources and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program which is financed primarily with internal cash flows from the existing Petroleum Resources operations.

     Energy Marketing markets natural gas and light hydrocarbons, provides energy-related risk management services to producers and consumers, and owns and operates gas gathering systems in Wilburton, Oklahoma; Waskom, Texas; and offshore Alabama in Mobile Bay. It also owns and operates a 60-million gallon under-ground propane storage facility near York, South Carolina and a 62-mile, six-inch propane pipeline that connects the facility with Dixie Pipeline Company's system, which traverses central South Carolina. Energy Marketing leases cavern storage space to industries, utilities and others. Energy Marketing has filed with the FERC requesting certification for power marketing status.

     Suburban Propane purchases, delivers and sells propane.  In
1995 Suburban sold approximately 27 million   gallons of propane
and had approximately 34,000 residential, commercial and industrial customers at year end.

     MPX is involved in telecommunications-related ventures providing fiber optic telecommunications, video conferencing and specialized mobile radio services. MPX has installed over 900 miles of fiber optic cable in South Carolina, Georgia, Alabama, Mississippi, Louisiana and Texas, and in addition, is active in video conferencing and the establishment of a Specialized Mobile Radio system in South Carolina. MPX has signed a seven-year contract with the State of South Carolina for the build-out of the 800 MHz radio system which will allow emergency agencies to establish statewide communications during a disaster. Powertel PCS Partners, L.P. (Powertel), a limited partnership that includes MPX, successfully bid for three PCS licenses in the Southeast offered by the Federal Communications Commission for the development of a new generation of wireless communications. Powertel had winning bids totaling $124.5 million in the FCC's auction for radio airspace in three MTAs that cover parts of six states. The areas are the Jacksonville MTA, a 50-county area of northern Florida and southern Georgia; the Memphis MTA, a 93-county area that includes southwest Tennessee, northern and middle Mississippi and parts of eastern Arkansas; and the Birmingham MTA, a 53-county area of Alabama. MPX held the largest partnership interest, approximately 40%, of Powertel. Powertel signed and consummated a business combination agreement with InterCel, a publicly- traded cellular telephone company providing services in Georgia, Alabama and Maine. MPX's interest in the combined entity, after giving effect to public offerings of common stock of the combined entity consummated February 7, 1996, is approximately 17%.

     On March 6, 1996 InterCel entered into a definitive agreement with GTE Mobilnet Incorporated (GTE) to purchase GTE's PCS license for the Atlanta MTA for $195 million. InterCel plans to finance the purchase principally through a $150 million private placement of convertible preferred stock. The Company has agreed to purchase $75 million of a series of preferred stock that is non-convertible for four years. Closing of the purchase is subject to regulatory approval.

     ServiceCare, Inc. is engaged in providing energy related products and services beyond the energy meter. Its primary business is providing homeowners with service contracts on their home appliances. At year end, ServiceCare had approximately 36,542 customers.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

     SCANA Resources, Inc. conducts energy-related businesses and services.

     Information with respect to major segments of business for the years ended December 31, 1995, 1994 and 1993 is contained in
Note 11 of the Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Capital Requirements and Financing Program") the accelerated recovery of SCE&G's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. SCE&G believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.


     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be qualified to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $116 million and $4 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $27 million, on its balance sheet at December 31, 1995.

CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief.

     On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all of SCE&G's electric regulatory assets (excluding accumulated deferred income taxes) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

    During 1996 the Company is expected to meet its capital requirements, exclusive of additional PCS investments by MPX (see "Other" below), principally through internally generated funds (approximately 75%, after payment of dividends), sales of additional shares of common stock including sales pursuant to the Investor Plus Plan and the SPSP, and the issuance and sale of debt securities. Short-term liquidity is expected to be provided primarily by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1996 and the four-year period 1997-2000 are as follows:

Type of Facilities                               1997-2000       1996
                                                (Thousands of Dollars)
South Carolina Electric & Gas Company:
  Electric Plant:
     Generation . . . . . . . . . . . . . .    $  268,987       $ 49,036
     Transmission . . . . . . . . . . . . .        92,502         17,976
     Distribution . . . . . . . . . . . . .       319,092         64,227
     Other. . . . . . . . . . . . . . . . .        34,152         13,835
  Nuclear Fuel. . . . . . . . . . . . . . .        86,413         21,147
  Gas . . . . . . . . . . . . . . . . . . .        94,147         16,918
  Common  . . . . . . . . . . . . . . . . .        34,089         34,633
  Other . . . . . . . . . . . . . . . . . .         1,511            553
    Total . . . . . . . . . . . . . . . . .       930,893        218,325
Other Companies Combined. . . . . . . . . .       138,708         79,101
                Total . . . . . . . . . . .    $1,069,601       $297,426

     The above estimates exclude AFC.

Construction

     The Company's cost estimates for its construction program for the periods 1996 and 1997-2000, shown in the above table, include costs of the projects described below.

     SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina. Construction of the plant started in November 1992. Commercial operation began in January 1996. The cost of the Cope plant, excluding AFC, is $410.9 million. In addition, the transmission lines for interconnection with SCE&G's system cost $22.5 million. Approximately $9.8 million of the amounts included in the above table for 1996 relate to the completion of the Cope plant.

     During 1995 SCE&G and GENCO expended approximately $23.4 million as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 1996 are estimated to cost approximately $21.5 million.

     Actual expenditures for the years 1996 and 1997-2000 may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

Other

     In addition to the Company's capital requirements for 1996 described above, approximately $26.1 million will be required for refunding and retiring outstanding securities and obligations. For the years 1997-2000, the Company has an aggregate of $485 million of long-term debt maturing (including approximately $69.2 million for sinking fund requirements, of which $68.7 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.8 million of purchase or sinking fund requirements for preferred stock.

     On March 6, 1996 InterCel entered into a definitive agreement with GTE Mobilnet Incorporated (GTE) to purchase GTE's PCS license for the Atlanta MTA for approximately $195 million. InterCel plans to finance the purchase principally through a $150 million private placement of convertible preferred stock. The Company has agreed to purchase $75 million of a series of preferred stock that is non-convertible for four years. Closing of the purchase is subject to regulatory approval. The purchase is expected to be financed through internally generated funds, the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness.

     A percentage of the projected annual revenues for the year's 1996-2003 of certain fiber optic routes of a joint venture between MPX and a subsidiary of ITC has been guaranteed by MPX. The aggregate maximum amount of such guarantee over the eight-year period is approximately $46.2 million, prior to reduction for revenue contracts obtained by the joint venture.

Financing Program

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. At December 31, 1995 the Company had available for issuance $317.6 million under this program.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1995 the Bond Ratio was 3.97. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $162.3 million at December 31, 1995), (ii) retirements of Class A Bonds (which retirement credits totaled $64.8 million at December 31, 1995), and (iii) cash on deposit with the Trustee.

     SCE&G has a new bond indenture (New Mortgage) dated April 1, 1993 covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose at December 31, 1995), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1995 the New Bond Ratio was 5.31.


       The following additional financing transactions have occurred since December 31, 1994:

       On January 13, 1995 SCANA closed a $60 million unsecured bank loan due January 12, 1996, and used the proceeds to pay off loans in a like total amount. On January 12, 1996 SCANA refinanced the loan with unsecured bank loans totaling $60 million due January 10, 1997 at initial interest rates between 5.684% and 5.730%, subject to reset quarterly at LIBOR plus a spread of nine to fifteen basis points.

       On April 12, 1995 SCE&G issued $100 million of First Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

       On September 25, 1995, SCANA sold 4,500,000 shares of its common stock. Net proceeds were used for the reduction of short-term indebtedness incurred by the Company for investment in utility plant and nonregulated subsidiaries, and for general corporate purposes.

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

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less but not later than December 31, 1997. GENCO has not sought such authorization.

     SCE&G had $165 million authorized and unused lines of credit at December 31, 1995. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1995. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1995 was $76.8 million.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1995 the Preferred Stock Ratio was 2.58.

       During 1995 SCANA issued 1,434,664 shares of the Company's common stock under its Investor Plus Plan. In addition, SCANA issued 1,630,993 shares of its common stock pursuant to its SPSP. At December 31, 1995 SCANA has authorized and reserved for issuance, and registered under effective registration statements, 1,506,108 and 2,551,139 shares of common stock pursuant to the Investor Plus Plan and the SPSP, respectively.

       The ratios of earnings to fixed charges (SEC method) were 3.00, 2.55, 3.38, 2.79 and 3.04 for the years ended December 31,
1995, 1994, 1993, 1992 and 1991 respectively.

       The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Fuel Financing Agreements

     SCE&G has assigned to Fuel Company all of its rights and interests in various contracts relating to the acquisition and ownership of nuclear and fossil fuels. To finance nuclear and fossil fuels and sulfur dioxide emission allowances, Fuel Company issues, from time to time, commercial paper which is supported, up to $125 million, by an irrevocable revolving credit agreement which expires July 31, 1998. Accordingly, the amounts outstanding have been included in long-term debt. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

     At December 31, 1995 commercial paper outstanding was approximately $76.8 million at a weighted average interest rate of 5.76%. (See Note 4 of Notes to Consolidated Financial
Statements).

ELECTRIC OPERATIONS

Electric Sales

     In 1995 residential sales of electricity accounted for 43% of electric sales revenues; commercial sales 30%; industrial sales 20%; sales for resale 4%; and all other 3%. KWH sales by classification for the years ended December 31, 1995 and 1994 are presented below:


                                              Sales
                                               KWH                        %
Classification                        1995              1994           Change
                                            (thousands)

Residential                        5,726,815         5,311,139           7.83
Commercial                         5,076,091         4,846,619           4.73
Industrial                         5,210,368         5,161,717           0.94
Sale for resale                    1,063,064         1,024,376           3.78
Other                                506,806           494,030           2.59
  Total Territorial               17,583,144        16,837,881           4.43
Interchange                          195,591           171,046          14.35
  Total                           17,778,735        17,008,927           4.53

     SCE&G furnishes electricity for resale to three municipalities, four investor-owned utilities, two electric cooperatives and one public power authority. Such sales for resale accounted for 4% of SCE&G's total electric sales revenues in 1995.

     During 1995 the Company recorded a net increase of 7,942 electric customers, increasing its total customers to 484,354.

     The electric sales volume increased for the year ended December 31, 1995 compared to the prior year as a result of increased residential and commercial sales due to favorable weather and customer growth. The all-time peak demand of 3,683 MW was set on August 14, 1995.

     On August 8, 1995 SCE&G signed an agreement with the DOE to lease the Savannah River Site's (SRS) power and steam generation and transmission facilities. The agreement calls for SRS to purchase all its electrical and a majority of its steam requirements from SCE&G. SCE&G will lease (with an option to renew) the power plant for ten years and the electrical transmission lines for 40 years, with an option to refurbish the facilities or build a new system.

Electric Interconnections

     SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and PSA are members of the Virginia-Carolinas Reliability Group, one of the several geographic divisions within the Southeastern Electric Reliability Council. The Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and Southeastern Power Administration's Clark Hill Project.

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels
(including oil and natural gas) used by the Company for the years
1993-1995.

                                 1995            1994            1993
Nuclear:
  Per million BTU               $  .48          $  .51          $  .47
Coal:
  Per ton                       $40.57          $40.43          $40.48
  Per million BTU                 1.58            1.59            1.57
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.26          $ 1.39          $ 1.31

     The fuel costs shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on SCE&G's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of total KWH generation by each category of fuel for the years 1993-1995 and the estimates for 1996 and 1997.

                                Percent of Total KWH Generated
                         Estimated                      Actual
                       1997     1996          1995      1994     1993

Coal                     73%      71%           65%       76%      72%
Nuclear                  24       24            27        17       23
Hydro                     3        3             5         6        5
Natural Gas & Oil         -        2             3         1        -
                        100%     100%          100%      100%     100%


     Coal is used at all five of SCE&G's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1995 SCE&G had approximately a 73-day supply of coal in inventory and GENCO had approximately a 49-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent 91.5% of estimated requirements for 1996
(approximately 5.3 million tons).

     The supply of contract coal is purchased from seven suppliers located in eastern Kentucky and southwest Virginia. Contract commitments, which expire at various times from 1997-2003, approximate 4.85 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

     The Company believes that SCE&G's and GENCO's operations are in substantial compliance with all existing regulations relating to the discharge of sulfur dioxide. The Company has not been advised by officials of DHEC that any more stringent sulfur content requirements for existing plants are contemplated at the State level. However, the Company will be required to meet the more stringent Federal emissions standards established by the Clean Air Act (see "Environmental Matters").

     SCE&G has adequate supplies of uranium under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

  Commitment                 Contractor        Regions(1)       Term

Uranium                    Energy Resources
                            of Australia          9-13        1990-1997
Uranium                    Everest Minerals       9-13        1990-1996
Conversion                 Sequoyah Fuel Corp.    8-12        1989-1995
Enrichment                 USEC                   12-18       1995-2005
Fabrication                Westinghouse           1-21        1982-2009
Reprocessing               None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 11 was loaded in 1994 and Region no. 12 will be loaded in 1996.

     SCE&G has on-site spent nuclear fuel storage capability until at least 2009 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. In addition, there is sufficient on-site storage capacity over the life of Summer Station to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary for any reason. (See "Nuclear Fuel Disposal" under "Environmental Matters" for information regarding the contract with the DOE for disposal of spent fuel.)

Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1995 and 1994) are used to purchase insurance policies on the lives of certain Company personnel. Through the purchase of insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the NRC.  Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the
cash transfers from SCE&G described above.   SCE&G records its liability for
decommissioning costs in deferred credits.

GAS OPERATIONS

Gas Sales

     In 1995 residential sales accounted for 27% of gas sales revenues; commercial sales 19%; industrial sales 42%; sales for resale 12%. Dekatherm sales by classification for the years ended December 31, 1995 and 1994 are presented below:


                                        SALES
                                      DEKATHERMS                    %
CLASSIFICATION                   1995              1994           CHANGE

Residential                   12,333,769        11,531,558          7.0
Commercial                    10,519,581         9,886,622          6.4
Industrial                    49,474,314        41,513,880         19.2
Sale for resale               15,923,483        15,178,820          4.9
Transportation gas             7,978,251        16,067,294        (50.4)
    Total                     96,229,398        94,178,174          2.2

     During 1995 the Company recorded a net increase of 4,909 customers, increasing its total customers to 243,523.

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


    Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility service, including transportation services, for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Energy Marketing acquires and sells natural gas in the newly deregulated markets. Petroleum Resources owns natural gas reserves and supplies natural gas in the interstate markets. Neither Energy Marketing nor Petroleum Resources supplies natural gas to any affiliate for use in providing regulated gas utility services.

     To reduce dependence on imported oil, NEPA imposes purchase requirements for the purchase of alternate fuel vehicles on Federal, state, municipal and private fleets. The Company expects these requirements to develop business opportunities for the sale of compressed natural gas as fuel for vehicles, but it cannot predict the magnitude of this new market.

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco, which expire at various times from 1996 to 2003. The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is shown below:

                                                        Maximum Daily
            Supplier                           Contract Demand Capacity (MCF)
  Southern Natural Firm Transportation                     184,974
  Transco Firm Transportation                               29,300
    Total                                                  214,274

     Additional natural gas volumes are brought to Pipeline
Corporation's system as capacity is available for interruptible transportation.

     During 1995 the average cost per MCF of natural gas purchased for resale, excluding firm service demand charges, was approximately $1.95 compared to approximately $2.00 during 1994.

     Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to an experimental and limited program monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and have impact on corporate earnings.

     To meet the requirements of its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The plants are capable of storing the liquefied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,695,489 MCF were in storage at December 31, 1995. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,450,727 MCF of natural gas storage space of which 4,307,796 MCF were in storage on December 31, 1995.

     The Company believes that supplies under contract and available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

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

Gas Reserves

     Petroleum Resources is engaged in oil and natural gas exploration, development and production activities. It currently owns and/or operates interests in oil and gas properties in Texas, Louisiana, Mississippi, Oklahoma, California, Arkansas, New Mexico, Alabama, Wyoming and Federal waters offshore Texas, Louisiana and Alabama.

Gas Marketing

     Energy Marketing markets natural gas and other light hydrocarbons. It also owns and operates gas gathering systems in Wilburton, Oklahoma; Waskom, Texas; and offshore Alabama in
Mobile Bay.

Propane Operations

     Suburban purchases, delivers and sells propane.  In 1995
Suburban sold approximately 27 million gallons of propane and had approximately 34,000 residential, commercial and industrial customers at year end.

     Energy Marketing owns and operates a 60-million gallon underground propane storage facility and leases storage space to industrial companies, utilities and others. It also owns and operates a 62-mile propane pipeline that connects the storage facility with the Dixie Pipeline System which traverses central South Carolina.

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

Federal Energy Regulatory Commission

     SCE&G and GENCO are subject to regulation under the Federal Power Act, administered by the FERC and the DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes. (See "Capital Requirements and Financing Program.")

     SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

       Project                 Capability (KW)      License Expiration Date

       Neal Shoals                  5,000                     1993
       Stevens Creek                9,000                     2025
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Parr Shoals                 14,000                     2020
       Fairfield Pumped Storage   512,000                     2020


     Pursuant to the provisions of the Federal Power Act, as amended, applications for new licenses for Neal Shoals and Stevens Creek were filed with the FERC on December 30, 1991. No competing applications were filed. The FERC issued a new 30-year license for the Stevens Creek project on November 22, 1995. The Neal Shoals license application is in the final stage of review. The FERC has issued a Notice of Authorization for Continued Project Operation for Neal Shoals until the FERC acts on SCE&G's application for a new license.

     At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the United States takes over a project or the FERC issues a license to another applicant, the original licensee is entitled to be paid its net investment in the project, not to exceed fair value, plus severance damages.

     SCE&G has filed an application with the FERC requesting authorization to sell bulk power at market based rates. The application also included proposed open access transmission tariffs. (See "National Energy Policy Act of 1992 and FERC Order 636.")

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

     For the fourth time in the last five evaluations, Summer Station received a category one rating from the Institute of Nuclear Power Operations (INPO). The category one rating is the highest given by INPO for a nuclear plant's overall operations.

National Energy Policy Act of 1992 and FERC Order 636

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of its operations, its financial position or its business prospects.

RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1991 - 1995 based on test years:



                                  REQUESTED                       GRANTED
                Date of                                                    % of
General Rate  Application/   Amount    % Increase   Date of    Amount     Increase
Applications    Hearing    (Millions)   Requested    Order   (Millions)   Granted

PSC
 Electric
  Retail        07/10/95     $ 76.7       8.4%       1/09/96   $ 67.5      88%
  Retail        12/07/92     $ 72.0*     11.4%       6/07/93   $ 60.5      84%

 Transit
  Fares         03/12/92     $  1.7      42.0%       9/14/92   $  1.0      59%

*As modified to reflect lowering of rate of return SCE&G was seeking.




     On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all (excluding accumulated deferred income taxes) of SCE&G's electric regulatory assets and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all actual and projected site assessment and cleanup costs for the Company's gas operations that had previously been deferred. In October 1995, as a result of the on-going annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $14.5 million.

     On September 14, 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect on October 5, 1992. The Company has appealed the PSC's order to the Circuit Court. On May 23, 1995, the Circuit Court ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare.
The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Circuit Court denied. Procedural matters in this case are yet to be resolved in the court.

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

     In the April 1995 semiannual review of the fuel cost component of electric rates, the PSC decreased the rate from
14.16 mills per KWH to 13.48 mills per KWH, a monthly decrease of $.68 for an average customer using 1,000 KWH per month. For the October 1995 review the PSC continued the rate of 13.48 mills per KWH.

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

     In the October 1995 review the PSC decreased the base cost of gas from 51.058 cents per therm to 43.081 cents per therm which resulted in a monthly decrease of $7.98 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.

ENVIRONMENTAL MATTERS

General

     Federal and state authorities have imposed upon the Company environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be forecast.

Capital Expenditures

     In the years 1993 through 1995, capital expenditures for environmental control amounted to approximately $93.9 million. In addition, approximately $12.6 million, $11.1 million, and $9.4 million of environmental control expenditures were made during 1995, 1994 and 1993, respectively, which are included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes but forecasts for capitalized expenditures are $10.8 million for 1996 and $151.3 million for the four-year period 1997 through 2000. These expenditures are included in the Company's construction program.

Air Quality Control
    The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase
I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     The Company filed compliance plans related to Phase II requirements with DHEC by December 31, 1995. The Company currently estimates that air emissions control equipment will require capital expenditures of $122 million over the 1996-2000 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2005, the Company anticipates total capital expenditures of approximately $159 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits the permitting agency has implemented a more rigorous control program. The Company has been developing compliance plans to meet this program. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G. These include limitations to mixing zones and the implementation of technology-based standards.

Superfund Act and Environmental Assessment Program

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively. Estimates include, among other items, the costs estimated to be associated with the matters discussed in the following paragraphs.

     SCE&G, owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G has maintained an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

     SCE&G has been listed as a PRP and has recorded liabilities, which are not material, for the Macon-Dockery waste disposal site near Rockingham, North Carolina. SCE&G has participated in de minimis buy-outs for the Aqua-Tech Environmental Inc. site in Greer, South Carolina and a landfill owned by Lexington County in South Carolina. SCE&G expects to have no further involvement with these two sites.

     The Arkansas Department of Pollution Control and Ecology has identified SCE&G as a PRP for clean-up of PCBs at an abandoned transformer rebuilding plant in Little Rock, Arkansas. No formal notice from the Department has been received. SCE&G believes that its identification as a PRP was in error, and that the resolution of this issue will not have a material effect on SCE&G's results of operations or financial position.

Solid Waste Control

     The South Carolina Solid Waste Policy and Management Act of 1991 directed DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has promulgated a proposed regulation, which if adopted as a final regulation in its present form, would significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 requires that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mill per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent nuclear fuel storage capability until at least 2009 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

OTHER MATTERS

     With regard to SCE&G's insurance coverage for Summer
Station, reference is made to Note 10B of Notes to Consolidated
Financial Statements, which is incorporated herein by reference.

     The Company's net investment in oil and gas properties is subject to a quarterly ceiling test calculation that limits capitalized costs to the aggregate of the estimated present value of future net cash flows from proved oil and gas reserves plus the lower of cost or fair market value of unproved properties. Carrying values of proved reserves in excess of the ceiling limitation are expensed currently.

     In an effort to limit exposure to changing natural gas prices, in January 1995 the Company entered into a series of forward contacts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company will receive on approximately sixty percent of its forecasted natural gas production for the years 1996-2001. The forward contracts are at an average price of $1.92 per dekatherm. The Company remains exposed to price risk for any production that is not subject to such forward contracts.

ITEM 2. PROPERTIES

     SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each subsidiaries except for the Preferred Stock of SCE&G.

     SCE&G's bond indentures, securing the First and Refunding Mortgage Bonds and First Mortgage Bonds issued thereunder, constitute direct mortgage liens on substantially all of its property. GENCO's Williams Station is subject to a first mortgage lien.

     For a brief description of the properties of the Company's other subsidiaries, which are not significant as defined in Rule
1-02 of Regulation S-X, see Item 1, "Business-Segments of
Business-Nonregulated Businesses."

                           ELECTRIC


     The following table gives information with respect to electric generating facilities, all of which are owned by SCE&G except as noted.

                                                         Net Generating
             Present                             Year      Capability
Facility     Fuel Capability         Location     In-Service    (KW)(1)

Steam
Urquhart         Coal/Gas         Beech Island, SC   1953        250,000
McMeekin         Coal/Gas         Irmo, SC           1958        252,000
Canadys          Coal/Gas         Canadys, SC        1962        430,000
Wateree          Coal             Eastover, SC       1970        700,000
Williams (2)     Coal             Goose Creek, SC    1973        560,000
Summer   (3)     Nuclear          Parr, SC           1984        594,000
D-Area   (4)     Coal             DOE Savannah
                                   River Site, SC    1995         17,000
Cope     (5)     Coal             Cope, SC           1996        385,000

Gas Turbines
Burton           Gas/Oil          Burton, SC         1961         28,500
Faber Place      Gas              Charleston, SC     1961          9,500
Hardeeville      Oil              Hardeeville, SC    1968         14,000
Canadys          Gas/Oil          Canadys, SC        1968         14,000
Urquhart         Gas/Oil          Beech Island, SC   1969         38,000
Coit             Gas/Oil          Columbia, SC       1969         30,000
Parr     (6)     Gas/Oil          Parr, SC           1970         60,000
Williams (7)     Gas/Oil          Goose Creek, SC    1972         49,000
Hagood           Gas/Oil          Charleston, SC     1991         95,000

Hydro
Neal Shoals                       Carlisle, SC       1905          5,000
Parr Shoals                       Parr, SC           1914         14,000
Stevens Creek                     Martinez, GA       1914          9,000
Columbia                          Columbia, SC       1927         10,000
Saluda                            Irmo, SC           1930        206,000

Pumped Storage
Fairfield                         Parr, SC           1978        512,000

                 Total                                         4,282,000

(1)    Summer rating.
(2)    The steam unit at Williams Station is owned by GENCO.
(3)    Represents SCE&G's two-thirds portion of the Summer Station.
(4) This plant is operated under lease from the DOE and is dispatched to DOE's Savannah River Site steam needs. "Net Capacity Rating" for this plant is expected average hourly output. The lease, which may be extended, expires on October 1, 2005.
(5)    Plant began commercial operation in January 1996.
(6) Two of the four Parr gas turbines are leased and have a net capability of 34,000 KW. This lease expires on June 29, 1996. SCE&G has agreed to purchase the leased turbines on the lease expiration date.
(7) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.

     SCE&G owns 429 substations having an aggregate transformer capacity of 19,577,868 KVA. The transmission system consists of 3,090 miles of lines and the distribution system consists of 15,596 pole miles of overhead lines and 3,191 trench miles of underground lines.



                                GAS

Natural Gas

     SCE&G's gas system consists of approximately 6,833 miles of three-inch equivalent distribution pipelines and approximately
11,265 miles of distribution mains and related service facilities.

     Pipeline Corporation's gas system consists of approximately
1,776 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

     Pipeline Corporation owns two LNG plants, one located near Charleston, South Carolina and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6,000 MCF per day and store the liquefied equivalent of 1,000,000 MCF of natural gas.
The Salley facility can store the liquefied equivalent of 900,000 MCF of natural gas and has no liquefying capabilities. On peak days, the Charleston facility can regasify up to 60,000 MCF per day and the Salley facility can regasify up to 90,000 MCF.

     Petroleum Resources owns and/or operates interests in oil and gas properties in Texas, Louisiana, Mississippi, Oklahoma,
California, Arkansas, New Mexico, Alabama, Wyoming and Federal waters offshore Texas, Louisiana and Alabama.

Propane

     SCE&G has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas. These facilities can store the equivalent of 430,405 MCF of natural gas.

                            TRANSIT

     SCE&G owns 98 motor coaches which operate on a route system of 286 miles.


ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS - RATE MATTERS" and "BUSINESS - ENVIRONMENTAL MATTERS - Superfund Act and Environmental Assessment Program" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

CORPORATE STRUCTURE

                             SCANA CORPORATION
                       A Holding Company, Owning Twelve
                       Direct, Wholly Owned Subsidiaries

SOUTH CAROLINA                             SCANA ENERGY MARKETING, INC.
ELECTRIC & GAS COMPANY                     Markets natural gas and other
Generates and sells electricity            light hydrocarbons and provides
to wholesale and retail customers,         transportation and bulk storage
purchases, sells and transports            of propane.  Also owns several
natural gas at retail and provides         gas gathering systems and provides
public transit service in Columbia         provides energy-related risk
and Charleston.                            management services to producers
                                           and consumers.

SOUTH CAROLINA GENERATING                  SCANA PETROLEUM RESOURCES, INC.
COMPANY, INC.                              Owns and/or operates interests
Owns and operates Williams                 in oil and gas properties.
Station and sells electricity
to SCE&G.                                  SERVICECARE, INC.
                                           Provides energy-related products
SOUTH CAROLINA FUEL                        and services beyond the energy
COMPANY, INC.                              meter, principally service
Acquires, owns and provides                contracts on home appliances.
financing for SCE&G's nuclear
fuel, fossil fuel and sulfur               PRIMESOUTH, INC.
dioxide emission allowances.               Engages in power plant
                                           management and maintenance
SUBURBAN PROPANE GROUP, INC.               services.
Purchases, delivers and
sells propane.                             SCANA DEVELOPMENT CORPORATION
                                           Engaged in the acquisition,
SCANA RESOURCES, INC.                      development, management and
Conducts energy-related                    sale of real estate.  (In
businesses and services.                   liquidation.)

MPX SYSTEMS, INC.                          SOUTH CAROLINA PIPELINE
Provides fiber optic                       CORPORATION
telecommunications, video                  Purchases, sells and transports
conferencing, specialized                  natural gas to wholesale and
mobile radio services and,                 direct industrial customers.
through joint ventures, is                 Owns and operates two LNG plants
developing PCS for wireless                for the liquefaction, regasifi-
communications.                            cation and storage of natural gas.


Each of the above listed companies is organized and incorporated under the laws of the State of South Carolina.

                   EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers are elected at the annual organizational meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organizational meeting, unless a resignation is submitted, or unless the Board of Directors shall otherwise determine.

                               Positions Held During
     Name             Age         Past Five Years               Dates

L.M. Gressette, Jr.   64    Chairman of the Board and
                              Chief Executive Officer         *-present
                            President                         *-1995

W.B. Timmerman        49    President                         1995-present
                            President MPX                     1996-present
                            Executive Vice President          1994-1995
                            Assistant Secretary               1993-1996
                            Chief Financial Officer
                              and Controller                  *-1996
                            Senior Vice President             *-1994

B.D. Kenyon           53    President and Chief
                              Operating Officer - SCE&G       *-present

A.H. Gibbes           49    Group Executive - SCANA
                              Gas Group                       1996-present
                            President - Pipeline
                              Corporation                     1996-present
                            President - C&T Pipeline, Inc.    1996-present
                            Senior Vice President
                            General Counsel and
                            Assistant Secretary               1994-1996
                            Assistant Secretary - SCE&G,
                              GENCO, Fuel Company, MPX,
                              PrimeSouth, ServiceCare
                              and SCANA Development Corp.     1994-1996
                            Vice President, General Counsel
                              and Assistant Secretary         1993-1994
                            President and Treasurer -
                              SCANA Development Corp.         *-present

C.B. Novinger         46    Senior Vice President -
                              Administration                  *-present

Max Earwood           63    Vice-Chairman - Pipeline
                              Corporation, Petroleum
                              Resources and Energy
                              Marketing                       1996-present
                            President and Treasurer -
                              Pipeline Corporation            *-1996
                            President and Treasurer -
                              Energy Marketing and
                              Petroleum Resources             *-present

H.T. Arthur          50     Vice President, General Counsel
                              and Assistant Secretary -
                              SCANA                           1996-present
                            Assistant Secretary of SCE&G,
                              and other subsidiaries          1996-present
                            Vice President and General
                              Counsel of Pipeline             *-1996




*Indicates position held at least since March 1, 1991.

K.B. Marsh            40    Vice President - Finance,
                              Chief Financial Officer
                              and Controller                  1996-present
                            Vice President - Finance,
                              Treasurer and Secretary         1992-1996
                            Vice President of
                              Corporate Planning - SCE&G      1991
                            Vice President and
                              Controller - SCE&G              *-1991

B.T. Zeigler         40     Vice President                    1996-present
                            General Counsel of SCE&G          1995-present
                            Associate General Counsel -
                              SCE&G Legal Department          1992-1995
                            Partner - Lewis, Babcock &
                              Hawkins Law Firm                *-1992



*Indicates position held at least since March 1, 1991.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER
         MATTERS


COMMON STOCK INFORMATION

                                    1995                                1994
                      4th      3rd      2nd      1st      4th      3rd      2nd      1st
                      Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
Price Range: (a)
  High               28 5/8   24 1/4   23 3/8   22 1/2   22 1/4   23       23 1/4   25
  Low                24 1/8   21 1/8   20 3/4   20 1/2   20 1/2   21 3/8   21       22 3/8


(a)  As reported on the New York Stock Exchange Composite Listing.  Information prior to the May 1995 two-for-one stock split has been restated.

Dividends Per Share:

 1995                        Amount            Date Declared               Date Paid
 First Quarter                .36              February 14, 1995           April 1, 1995
 Second Quarter               .36              April 27, 1995              July 1, 1995
 Third Quarter                .36              August 23, 1995             October 1, 1995
 Fourth Quarter               .36              October 17, 1995            January 1, 1996

 1994                        Amount            Date Declared               Date Paid
 First Quarter                .3525            February 15,1994            April 1, 1994
 Second Quarter               .3525            April 28, 1994              July 1, 1994
 Third Quarter                .3525            August 24, 1994             October 1, 1994
 Fourth Quarter               .3525            October 18, 1994            January 1, 1995



                                                              December 31,
                                                      1995                    1994
Number of common shares outstanding               103,623,863              96,035,020
Number of common stockholders of record                38,231                  39,516




The principal market for SCANA common stock is the New York Stock Exchange. The ticker symbol used is SCG. The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 29, 1996 was 104,190,269.


(a) As reported on the New York Stock Exchange Composite Listing.



SECURITIES RATINGS (As of December 31, 1995)

        SCANA CORPORATION                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
Rating                     First Mortgage   First and Refunding   Preferred    Commercial
Agency  Medium-Term Notes      Bonds           Mortgage Bonds       Stock        Paper

Duff &
Phelps         A-                 A+                  A+              A            D-1

Moody's        A3                 A1                  A1              a1           P-1

Standard
& Poor's       A-                 A                   A               A-           A-1



Further reference is made to Note 5 of Notes to Consolidated Financial Statements.








ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

For the Years Ended December 31,                                 1995         1994*        1993*         1992*        1991*
Statement of Income Data                                       (Thousands of dollars except statistics and per share amounts)
  Operating Revenues                                          $1,352,971   $1,322,062    $1,264,167    $1,138,375    $1,147,826
  Operating Income                                               287,514      259,553       245,311       209,780       222,360
  Other Income                                                     8,060      (29,749)       27,335        11,960        (1,231)
  Net Income                                                     168,339      115,452       165,240       117,667       122,965
  Balance Sheet Data
Utility Plant, Net                                            $3,468,988   $3,293,667    $3,004,075    $2,810,279    $2,664,651
  Total Assets                                                 4,534,426    4,316,512     4,026,701     3,543,057     3,290,668

  Capitalization:
    Common Equity                                              1,554,680    1,359,141     1,317,495     1,149,087     1,016,104
    Preferred Stock (Not subject to purchase or sinking fund)     26,027       26,027        26,027        26,027        26,027
    Preferred Stock, Net (Subject to purchase or sinking fund)    46,243       49,528        52,840        56,154        59,469
    Long-Term Debt, Net                                        1,588,879    1,548,824     1,424,399     1,204,754     1,122,396
  Total Capitalization                                        $3,215,829   $2,983,520    $2,820,761    $2,436,022    $2,223,996



Common Stock Data
 Weighted Average Number of Common Shares Outstanding
  (Thousands)                                                    99,044       94,762        90,407        82,950        80,722
  Earnings Per Weighted Average Share of Common Stock             $1.70        $1.22         $1.83         $1.42         $1.52
  Dividends Declared Per Share of Common Stock                    $1.44        $1.41         $1.37         $1.34         $1.31
  Common Shares Outstanding (Year-End) (Thousands)              103,624       96,035        93,239        87,821        81,569
  Book Value Per Share of Common Stock (Year-End)                $15.00       $14.15        $14.13        $13.08        $12.46
  Number of Common Shareholders of Record                        38,231       39,516        41,564        42,937        42,811

Other Statistics
  Electric:
    Customers (Year-End)                                        484,354      476,412       468,874       461,900       453,660
    Territorial Sales (Million KWH)                              17,583       16,838        16,880        15,794        15,695
    Residential:
      Average annual use per customer (KWH)                      13,859       13,048        14,077        13,037        13,246
      Average annual rate per KWH                                $.0747       $.0743        $.0707        $.0695        $.0700
      Generating Capability - Net MW (Year-End)                   4,282        3,876         3,864         3,912         3,912
      Territorial Peak Demand - Net MW                            3,683        3,444         3,557         3,380         3,300
  Gas:
    Customers (Year-End)                                        243,523      238,614       234,736       231,153       225,819
    Sales (Thousand Therms)                                     882,511      781,109       717,417       761,721       694,801
    Residential:
      Average annual use per customer (Therms)                      570          543           605           577           521
      Average annual rate per therm                               $ .82         $.84          $.76          $.74          $.77

* Prior year information has been retroactively restated for the effects of a two-for-one stock split in May 1995 and for a change in accounting principle in the second quarter of 1995 from the successful efforts method of accounting to the full cost method of accounting for the Company's oil and natural gas operations.



ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC in response to the changing environment cannot be predicted. However, the Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of SCE&G's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production
assets.   SCE&G believes that these actions as well as numerous
others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $116 million and $4 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $27 million, on its balance sheet at December 31, 1995.

LIQUIDITY AND CAPITAL RESOURCES

     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief.

     Due to continuing customer growth, SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina. Construction of the plant started in November 1992. Commercial operation began in January 1996. The estimated cost of the Cope plant, excluding AFC, is $410.9 million. In addition, the transmission lines for interconnection with SCE&G's system cost $22.5 million.

     On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all of SCE&G's electric regulatory assets (excluding accumulated deferred income taxes) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     The estimated primary cash requirements for 1996, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1995 are as follows:



                                                     1996            1995
                                                    (Thousands of Dollars)

Property additions and construction
  expenditures, net of allowance for
  funds used during construction                    $276,280        $303,081
Nuclear fuel expenditures                             21,147          21,045
Maturing obligations, redemptions and
  sinking and purchase fund requirements              26,147          24,008
    Total                                           $323,574        $348,134


     Approximately 56% of total cash requirements (after payment of dividends) was provided from internal sources in 1995 as compared to 31% in 1994.

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. At December 31, 1995 the Company had $317.6 million available for issuance.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1995 the Bond Ratio was 3.97. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $162.3 million at December 31, 1995), (ii) retirements of Class A Bonds (which retirement credits totaled $64.8 million at December 31, 1995), and (iii) cash on deposit with the Trustee.

     SCE&G has a new indenture (New Mortgage) dated April 1, 1993 covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old
Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose as of December 31, 1995), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1995 the New Bond Ratio was 5.31.

       The following additional financing transactions have occurred since December 31, 1994:

       On January 13, 1995 SCANA closed a $60 million unsecured bank loan due January 12, 1996, and used the proceeds to pay off loans in a like total amount. On January 12, 1996 SCANA refinanced the loan with unsecured bank loans totaling $60 million due January 10, 1997 at initial interest rates between 5.684% and 5.730%, subject to reset quarterly at LIBOR plus a spread of nine to fifteen basis points.

       On April 12, 1995 SCE&G issued $100 million of First Mortgage Bonds, 7 5/8% series due April 1, 2025 to repay short-term borrowings.

       On September 25, 1995 SCANA sold 4,500,000 shares of its common stock. Net proceeds were used for the reduction of short-term indebtedness incurred by the Company for investment in utility plant and nonregulated subsidiaries, and for general corporate purposes.

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

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term indebtedness. The FERC has authorized SCE&G to issue up to $200 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1997. GENCO has not sought such authorization.

     SCE&G had $165 million authorized and unused lines of credit at December 31, 1995. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1995. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1995 was $76.8 million.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1995 the Preferred Stock Ratio was 2.58.

     During 1995 SCANA issued 1,434,664 shares of the Company's common stock under its Investor Plus Plan. In addition, SCANA issued 1,630,993 shares of its common stock pursuant to its Stock Purchase-Savings Plan (SPSP). At December 31, 1995 SCANA has authorized and reserved for issuance, and registered under effective registration statements, 1,506,108 and 2,551,139 shares of common stock pursuant to the Investor Plus Plan and the SPSP, respectively.

     The Company anticipates that its 1996 cash requirements of $323.6 million, exclusive of additional investments by MPX (see "Other" below"), will be met through internally generated funds (approximately 75%, after payment of dividends), the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors. Actual 1996 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Environmental Matters

     The Clean Air Act requires electric utilities to reduce substantially emissions of sulfur dioxide and nitrogen oxide by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase
I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     By December 31, 1995 the Company had filed compliance plans related to Phase II requirements with DHEC. The Company currently estimates that air emissions control equipment will require capital expenditures of $122 million over the 1996-2000 period to retrofit existing facilities, with increased operation and maintenance costs of approximately $1 million per year. To meet compliance requirements through the year 2005, the Company anticipates total capital expenditures of approximately $159 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented more rigorous control programs. The Company has been developing compliance plans for this program. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G. These include limitations to mixing zones and the implementation of technology-based standards.

       The South Carolina Solid Waste Policy and Management Act of 1991 directed DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has promulgated a proposed regulation, which if adopted as a final regulation in its present form, would significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively. Estimates include, among other items, the costs associated with the matters discussed in the following paragraphs.

     SCE&G owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.

Regulatory Matters

     SCE&G filed for electric rate relief in 1995 to encompass primarily the remaining costs of completing the Cope Generating Station. As discussed under "Liquidity and Capital Resources," the PSC issued an order on January 9, 1996 increasing electric retail rates.

     The Company's regulated business operations are likely to be impacted by the NEPA and FERC Order No. 636. NEPA is designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 is intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it will be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of its operations, its financial position or its business prospects.
Other

     MPX, a wholly owned subsidiary of SCANA, through a joint venture with subsidiaries of ITC Holding Company, Inc., a Georgia-based telecommunications holding company, is constructing a fiber optic network through Texas, Louisiana, Mississippi, Alabama and Georgia. The network, which will consist of more than 900 miles of fiber optic lines, has been substantially completed and will cost approximately $73.5 million. MPX has signed a seven-year contract with the State of South Carolina for the build-out of the 800 MHz radio system which will allow emergency agencies to establish statewide communications during a disaster. Powertel PCS Partners, L.P. (Powertel), a limited partnership that included MPX, successfully bid for three PCS licenses in the Southeast offered by the Federal Communications Commission for the development of a new generation of wireless communications. Powertel had winning bids totaling $124.5 million in the FCC's auction for radio airspace in three Major Trading Areas (MTA) that cover parts of six states. The areas are the Jacksonville MTA, a 50-county area of northern Florida and southern Georgia; the Memphis MTA, a 93-county area that includes southwest Tennessee, northern and middle Mississippi and parts of eastern Arkansas; and the Birmingham MTA, a 53-county area of Alabama. MPX held the largest partnership interest, approximately 40%, of Powertel. Powertel signed and consummated a business combination agreement with InterCel, Inc. (InterCel), a publicly traded cellular telephone company providing services in Georgia, Alabama and Maine. MPX's interest in the combined entity, after giving effect to public offerings of common stock of the combined entity consummated February 7, 1996, is approximately 17%. All new ventures currently capitalize on fiber infrastructure in place and provide for expansion of the network.

     On March 6, 1996 InterCel entered into a definitive agreement with GTE Mobilnet Incorporated (GTE) to purchase GTE's PCS license for the Atlanta MTA for approximately $195 million. InterCel plans to finance the purchase principally through a $150 million private placement of convertible preferred stock. The Company has purchased $75 million of a series of preferred stock that is non-convertible for four years. Closing of the purchase is subject to regulatory approval. The purchase is expected to be financed through internally generated funds, the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness.

     A percentage of the projected annual revenues for the year's 1996-2003 of certain fiber optic routes of a joint venture between MPX and a subsidiary of ITC has been guaranteed by MPX. The aggregate maximum amount of such guarantee over the eight-year period is approximately $46.2 million, prior to reduction for revenue contracts obtained by the joint venture.

     The Company's net investment in oil and gas properties is subject to a quarterly ceiling test calculation that limits capitalized costs to the aggregate of the estimated present value of future net cash flows from proved oil and gas reserves plus the lower of cost or fair market value of unproved properties. Carrying values of proved reserves in excess of the ceiling limitation are expensed currently.

     In an effort to limit exposure to changing natural gas prices, in January 1995 the Company entered into a series of forward contacts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company receives on approximately sixty percent of its forecasted natural gas production for the years 1996-2001. The forward contracts are at an average price of $1.92 per dekatherm. The Company remains exposed to price risk for any production that is not subject to such forward contracts.

     Petroleum Resources and Fina Oil and Chemical Company (Fina) have entered into a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. Petroleum Resources and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned on a 50-50 basis between the companies. Petroleum Resources' participation in the seismic and drilling activity is financed primarily with internal cash flows from the existing Petroleum Resources operations.

     Petroleum Resources' change to the full cost method of accounting during the second quarter of 1995 provides a better matching of revenues and expenses given the primary focus of Petroleum Resources on developing reserves on its own or others' properties. In connection with the change, additional reserve adjustments were recorded in the current and restated prior periods. All reserve adjustments were non-cash and had no impact on the liquidity of Petroleum Resources.

Statements of Financial Accounting Standards To Be Adopted

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

     The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," which will be implemented by the Company on
January 1, 1996.   The Company does not believe that adoption of
the provisions of the Statement will have a material impact on its results of operations or financial position.

RESULTS OF OPERATIONS

Earnings and Dividends

       Earnings per share of common stock, the percent increase
(decrease) from the previous year and the rate of return earned on common equity for the years 1993 through 1995 were as follows:

                                                1995      1994      1993
Earnings per weighted average share            $1.70     $1.22     $1.83
Percent increase (decrease) in earnings
  per share                                     39.3%    (33.3%)    28.9%
Return earned on common equity (year-end)       10.8%      8.5%     12.5%


       1995   Earnings per share and return on common equity increased
       primarily as a result of improved results of operations at Petroleum Resources, which recorded net losses of $16.7 million in 1995 and $54.9 million in 1994. Higher electric and gas margins and lower operation and maintenance costs, which more than offset the negative impact of higher fixed costs, also contributed to the favorable earnings performance in 1995.

       1994   Earnings per share and return on common equity decreased
       primarily due to operations at Petroleum
       Resources, which reported a net loss of $54.9 million for 1994 as compared to net income of $8.4 million for 1993.
       The change results primarily from charges recorded from application of the ceiling test. (See Note 1O of Notes to Consolidated Financial Statements.)

       The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items both of which have the effect of increasing reported net income. AFC represented approximately 8.0% of income before income taxes in 1995, 8.3% in 1994 and 5.8% in 1993.

       In 1995 SCANA's Board of Directors raised the quarterly cash dividend on common stock to 36 cents per share from 35 1/4 cents per share. The increase, effective with the dividend payable on April 1, 1995, raised the indicated annual dividend rate to $1.44 per share from $1.41. SCANA has increased the dividend rate on its common stock in 42 of the last 43 years.

Electric Operations

       Electric sales margins for 1995, 1994 and 1993 were as follows:

                                                1995       1994       1993
                                                  (Millions of Dollars)

Electric operating revenues                  $1,006.4     $975.4     $940.1
Less:  Fuel used in electric generation         227.4      235.1      229.7
       Purchased power                           14.7       20.1       13.1
     Margin                                  $  764.3     $720.2     $697.3


     1995   The electric sales margin increased primarily as a result of the combined impact of warmer weather in the third quarter of 1995, colder weather in the fourth quarter of 1995 and the base rate increase received by the Company in mid-
     1994. These factors more than offset the negative impact of milder weather experienced during the first half of 1995. An increase of 7,942 electric customers to 484,354 total customers contributed to an all-time peak demand record of 3,683 MW set on August 14, 1995.

     1994   The increase in the electric sales margin is  primarily the result of an increase in retail electric rates phased in over a two-year period beginning June 1993 and an increase in industrial sales, which more than offset the negative impact of a six percent decrease in residential sales of electricity due to milder weather in 1994.

     Increases (decreases) from the prior year in megawatt hour
(MWH) sales volume by classes were as follows:

Classification                                     1995         1994

Residential                                      415,676     (339,620)
Commercial                                       229,472       11,262
Industrial                                        48,651      274,467
Sale for Resale (excluding interchange)           38,688       18,408
Other                                             12,776       (6,907)
     Total territorial                           745,263      (42,390)
Interchange                                       24,545      (27,013)
     Total                                       769,808      (69,403)

Gas Operations

 Gas sales margins for 1995, 1994 and 1993 were as follows:

                                         1995        1994        1993
                                             (Millions of Dollars)

Gas operating revenues                  $342.7      $342.7      $320.2
Less:  Gas purchased for resale          212.4       220.9       208.7
     Margin                             $130.3      $121.8      $111.5

     1995   The gas sales margin increased primarily as a result
     of lower gas costs which allowed Pipeline Corporation to compete successfully with alternate fuel suppliers in industrial markets. A shifting of transportation customers to the industrial class and an increase in interruptible gas sales also contributed to the improved margin.

     1994   The gas sales margin increased primarily as a result
     of lower gas costs which allowed Pipeline Corporation to compete successfully with alternate fuel suppliers in industrial markets. Higher oil prices and a stronger economy had a positive impact on industrial sales which increased for both SCE&G and Pipeline Corporation.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                     1995         1994

Residential                                        802,211   (1,119,442)
Commercial                                         632,959      275,066
Industrial                                       7,960,434   11,178,821
Sale for resale                                    744,663   (3,965,310)
Transportation gas                              (8,089,043) (13,475,511)
     Total                                       2,051,224   (7,106,376)


Other Operating Expenses

     1995   Other operation and maintenance expenses decreased $6.6
     million primarily as a result of lower pension costs and lower costs at electric generating stations. The increase of $10.7 million in depreciation and amortization expenses is primarily attributable to additions to plant-in-service and the write off of certain software costs. The $15.4 million increase in income tax expense corresponds to the increase in operating income. The increase in other taxes of $5.0 million reflects higher property taxes resulting from higher millages and assessments partially offset by lower payroll taxes resulting from early retirements of employees.

     1994   Other operation and maintenance expenses increased $2.8
     million primarily due to an increase in the costs of postretirement benefits other than pensions which are accrued in accordance with Financial Accounting Standards Board Statement No. 106. (See Note 1L of Notes to Consolidated Financial Statements.) The $6.3 million increase in depreciation and amortization expenses is attributable to property additions and to increases in depreciation rates.
     The increase in other taxes of $5.3 million reflects an increase in SCE&G's property taxes.

Other Income

     Other income, net of taxes, increased approximately $36 million in 1995 primarily due to the improved earnings performance of Petroleum Resources as discussed under "Earnings and Dividends."

Interest Expense

     1995   The $17.9 million increase in interest expense, excluding the debt component of AFC, is due primarily to the issuance of additional debt, including commercial paper, during the latter part of 1994 and early 1995.

     1994   The $8.2 million increase in interest expense, excluding
     the debt component of AFC, is primarily attributable to the issuance of $100 million of First Mortgage Bonds in July and $30 million of Pollution Control Facilities Revenue Bonds in November, both to finance utility construction, and to the issuance of long-term debt during 1993.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


                                                                      Page

Independent Auditors' Report.......................................    41

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1995 and 1994...    42

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1995, 1994 and 1993.............    44

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993.............................    45

    Consolidated Statements of Capitalization as of
      December 31, 1995 and 1994...................................    46

    Notes to Consolidated Financial Statements.....................    48


     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT

SCANA CORPORATION:

     We have audited the accompanying Consolidated Balance Sheets and Consolidated Statements of Capitalization of SCANA Corporation and subsidiaries (Company) as of December 31, 1995 and 1994 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As discussed in Note 1B, the financial statements have been restated to reflect the change from the successful efforts method to the full cost method of accounting for the Company's oil and gas operations.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 1996


CONSOLIDATED BALANCE SHEETS


December 31,                                                          1995          1994
ASSETS                                                              (Thousands of Dollars)
Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $3,539,068    $3,424,951
  Gas                                                                 484,752       467,576
  Transit                                                               3,768         3,785
  Common                                                               91,616        77,327
    Total                                                           4,119,204     3,973,639
  Less accumulated depreciation and amortization                    1,367,541     1,333,360
    Total                                                           2,751,663     2,640,279
  Construction work in progress                                       644,661       582,628
  Nuclear fuel, net of accumulated amortization                        46,492        43,591
  Acquisition adjustment-gas, net of accumulated amortization          26,172        27,169
      Utility Plant, Net                                            3,468,988     3,293,667

Nonutility Property and Investments (Net of accumulated
  depreciation and depletion)(Note 1)                                 314,207       317,309

Current Assets:
  Cash and temporary cash investments (Note 8)                         16,082        12,938
  Receivables                                                         211,173       183,180
  Inventories (At average cost):
    Fuel (Notes 3 and 4)                                               61,499        60,273
    Materials and supplies                                             47,674        47,463
  Prepayments                                                          15,870        19,853
  Accumulated deferred income taxes                                    20,186        18,629
      Total Current Assets                                            372,484       342,336

Deferred Debits:
  Emission allowances                                                  28,514        19,409
  Unamortized debt expense                                             13,432        13,488
  Unamortized deferred return on plant investment (Note 1)              6,369        10,614
  Nuclear plant decommissioning fund (Note 1)                          36,070        30,383
  Other (Notes 1 and 10)                                              294,362       289,306
      Total Deferred Debits                                           378,747       363,200

        Total                                                      $4,534,426    $4,316,512





December 31,                                                          1995          1994
CAPITALIZATION AND LIABILITIES                                      (Thousands of Dollars)

Stockholders' Investment:
  Common equity (Note 5)                                           $1,554,680    $1,359,141
  Preferred stock (Not subject to purchase or sinking funds)           26,027        26,027
     Total Stockholders' Investment                                 1,580,707     1,385,168
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                46,243        49,528
Long-Term Debt, Net (Notes 3, 4 and 8)                              1,588,879     1,548,824
         Total Capitalization                                       3,215,829     2,983,520

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                               112,524       171,827
  Current portion of long-term debt (Note 3)                           40,983        38,055
  Current portion of preferred stock (Note 6)                           2,439         2,418
  Accounts payable                                                    138,778       119,963
  Customer deposits                                                    13,643        13,768
  Taxes accrued                                                        66,914        46,670
  Interest accrued                                                     25,884        25,226
  Dividends declared                                                   39,056        35,530
  Other                                                                14,625        17,220
         Total Current Liabilities                                    454,846       470,677

Deferred Credits:
  Accumulated deferred income taxes (Notes 1 and 7)                   542,022       561,703
  Accumulated deferred investment tax credits (Notes 1 and 7)          87,719        91,349
  Accumulated reserve for nuclear plant decommissioning (Note 1)       36,070        30,383
  Other (Note 1)                                                      197,940       178,880
         Total Deferred Credits                                       863,751       862,315

Commitments and Contingencies (Note 10)                                  -             -

           Total                                                   $4,534,426    $4,316,512




See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                                1995        1994       1993
                                                                   (Thousands of Dollars
                                                                 except per share amounts)
Operating Revenues (Notes 1 and 2):
  Electric                                                  $1,006,420  $  975,388 $  940,121
  Gas                                                          342,662     342,672    320,195
  Transit                                                        3,889       4,002      3,851
        Total Operating Revenues                             1,352,971   1,322,062  1,264,167

Operating Expenses:
  Fuel used in electric generation                             227,405     235,136    229,736
  Purchased power                                               14,704      20,104     13,057
  Gas purchased for resale                                     212,427     220,923    208,695
  Other operation (Note 1)                                     228,682     229,996    223,239
  Maintenance (Note 1)                                          58,432      63,725     67,652
  Depreciation and amortization (Note 1)                       129,888     119,177    112,844
  Income taxes (Notes 1 and 7)                                 109,949      94,510     90,007
  Other taxes                                                   83,970      78,938     73,626
        Total Operating Expenses                             1,065,457   1,062,509  1,018,856

Operating Income                                               287,514     259,553    245,311

Other Income (Note 1):
  Other income (loss), net of income taxes                      (1,915)    (37,925)    18,406
  Allowance for equity funds used during construction            9,975       8,176      8,929
        Total Other Income                                       8,060     (29,749)    27,335

Income Before Interest Charges
  and Preferred Stock Dividends                                295,574     229,804    272,646

Interest Charges (Credits):
  Interest on long-term debt, net                              116,368     108,804     98,695
  Other interest expense                                        17,102       6,749      8,672
  Allowance for borrowed funds used
    during construction (Note 1)                               (11,922)     (7,156)    (6,178)
        Total Interest Charges, Net                            121,548     108,397    101,189

Income Before Preferred Stock Cash
  Dividends of Subsidiary                                      174,026     121,407    171,457
Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                  (5,687)     (5,955)    (6,217)

Net Income                                                     168,339     115,452    165,240
Retained Earnings at Beginning of Year, as
  previously reported                                          523,668     506,380    462,893
Adjustments for the Cumulative Effect on Prior
  Years of Applying Retroactively the Full Cost
  Method of Accounting for Oil and Gas (Note 1)                (51,297)    (15,550)   (12,809)
Retained Earnings at Beginning of Year, as adjusted            472,371     490,830    450,084
Common Stock Cash Dividends Declared (Note 5)                 (142,719)   (133,911)  (124,494)
Retained Earnings at End of Year                            $  497,991  $  472,371 $  490,830

Net Income                                                  $  168,339  $  115,452 $  165,240
Weighted Average Number of Common Shares
  Outstanding (Thousands)                                       99,044      94,762     90,407
Earnings Per Weighted Average Share of Common Stock              $1.70       $1.22      $1.83

See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                     1995              1994              1993
                                                                               (Thousands of Dollars)
Cash Flows From Operating Activities:

  Net income                                                       $168,339          $115,452          $165,240
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation, depletion and amortization                        197,735           272,106           163,263
    Amortization of nuclear fuel                                     20,017            13,487            18,156
    Deferred income taxes, net                                      (21,969)           (9,282)           63,729
    Deferred investment tax credits, net                             (3,630)           (3,632)           (3,658)
    Net regulatory asset - adoption of SFAS No. 109                  10,797            (1,951)          (31,531)
    Dividends declared on preferred stock of subsidiary               5,687             5,955             6,217
    Allowance for funds used during construction                    (21,897)          (15,332)          (15,107)
    Loss on reacquired debt                                          (3,313)              (60)          (17,063)
    Nuclear refueling accrual                                         6,957            (4,881)           (6,086)
    Equity in (earnings) losses of investees                            666              (230)             (319)
    Over (under) collections, fuel adjustment clauses                18,986           (16,966)          (14,308)
    Early retirements                                               (24,823)           (7,086)          (11,840)
    Emission allowances                                              (9,105)          (19,409)             -
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                            (27,993)           (9,059)          (35,244)
      (Increase) decrease in inventories                             (1,437)            2,131           (10,995)
      (Increase) decrease in prepayments                              3,983             1,973               802
      Increase (decrease) in accounts payable                        18,815           (19,331)           33,165
      Increase (decrease) in estimated rate
        refunds and related interest                                   -               (2,509)          (15,302)
      Increase (decrease) in taxes accrued                           20,244            (3,393)          (14,941)
      Increase (decrease) in interest accrued                           658             3,442            (7,511)
    Other, net                                                        5,515            (5,517)           22,109
Net Cash Provided From Operating Activities                         364,232           295,908           288,776
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures,
   net of AFC                                                      (298,480)         (389,268)         (307,274)
    (Increase) decrease in nonutility property and investments:
    Acquisition of oil and gas producing properties                    -              (47,189)         (122,621)
    Nonutility property                                             (25,646)         (115,541)          (82,066)
    Investments                                                     (62,750)          (19,006)           (4,066)
    Sale of Real Estate Assets                                       18,528            79,439              -
Net Cash Used For Investing Activities                             (368,348)         (491,565)         (516,027)
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds                                       99,583            99,207           592,884
    Issuance of common stock                                        172,036            63,317           129,066
    Issuance of notes and loans                                      62,542            60,000           148,059
    Issuance of pollution control bonds                                -               30,000              -
    Other long-term debt                                               -                 -                3,005
  Repayments:
    Mortgage bonds                                                  (64,779)             -             (430,000)
    Notes                                                           (69,444)          (75,545)          (72,040)
    Other long-term debt                                            (11,300)             (230)           (1,195)
    Preferred stock                                                  (3,264)           (3,398)           (3,295)
  Dividend payments:
    Common stock                                                   (139,297)         (131,925)         (122,129)
    Preferred stock                                                  (5,750)           (6,048)           (6,247)
  Short-term borrowings, net                                        (59,303)          128,808             1,863
  Fuel financings, net                                               26,236            13,844           (18,948)
Net Cash Provided By Financing Activities                             7,260           178,030           221,023
Net Increase (Decrease) in Cash and Temporary Cash Investments        3,144           (17,627)           (6,228)
Cash and Temporary Cash Investments, January 1                       12,938            30,565            36,793
Cash and Temporary Cash Investments, December 31                   $ 16,082          $ 12,938          $ 30,565

Supplemental Cash Flows Information:
  Cash paid for - Interest                                         $130,495          $110,347          $113,010
                - Income taxes                                       99,050            90,012            93,337

Noncash Financing Activities:
  Department of Energy decontamination and
    decommissioning obligation                                         -                 -                4,965


See Notes to Consolidated Financial Statements.



  SCANA Corporation
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                           1995             1994
Common Equity (Note 5):                                                               (Thousands of Dollars)
  Common stock, without par value, authorized 150,000,000 shares; issued
    and outstanding, 1995 - 103,623,863 shares and 1994 - 96,035,020 shares         $1,056,689      $  886,770
  Retained earnings                                                                    497,991         472,371
Total Common Equity                                                                  1,554,680  48%  1,359,141    46%


South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1995       1994      Current   Through     Minimum
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

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1995       1994      Current   Through     Minimum
                7.70%     86,965     89,984     101.00       -       101.00              8,696          8,998
                8.12%    123,045    126,835     102.03       -       102.03             12,305         12,684
      Total              210,010    216,819

  $50 Par Value - Authorized 1,614,405 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1995       1994      Current   Through     Minimum
                4.50%     17,519     19,088      51.00       -        51.00                876            954
                4.60%        834      2,334      50.50       -        50.50                 42            117
                4.60%(A)  26,052     28,052      51.00       -        51.00              1,303          1,403
                4.60%(B)  74,800     78,200      50.50       -        50.50              3,740          3,910
                5.125%    72,000     73,000      51.00       -        51.00              3,600          3,650
                6.00%     83,200     86,400      50.50       -        50.50              4,160          4,320
                8.72%     95,985    127,956      51.00   12-31-98     50.00              4,799          6,398
                9.40%    183,219    190,245      51.175      -        51.175             9,161          9,512
      Total              553,609    605,275


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1995 and 1994

Total Preferred Stock (Subject to purchase or sinking funds)                            48,682         51,946
Less: Current portion, including sinking fund requirements                               2,439          2,418
Total Preferred Stock, Net (Subject to purchase or sinking funds)                       46,243   1%    49,528     2%

See Notes to Consolidated Financial Statements.






December 31,                                                                            1995            1994
Long-Term Debt (Notes 3, 4 and 8):                                                     (Thousands of Dollars)

SCANA Corporation:
  Bank Notes, due 1997 (Various rates between 5.684% and 5.730%, reset quarterly)      60,000          60,000
  Medium-Term Notes:
                                        Year of
                Series                  Maturity
                5.76%                     1998                                         20,000          20,000
                7.17%                     1999                                         42,400          42,400
                6.60%                     1999                                         30,000          30,000
                6.15%                     2000                                         20,000          20,000
                6.51%                     2003                                         20,000          20,000

South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        2000                                        100,000         100,000
                6 1/4%                    2003                                        100,000         100,000
                7.70%                     2004                                        100,000         100,000
                7 1/8%                    2013                                        150,000         150,000
                7 1/2%                    2023                                        150,000         150,000
                7 5/8%                    2023                                        100,000         100,000
                7 5/8%                    2025                                        100,000            -

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity

                4 7/8%                    1995                                           -             16,000
                5.45%                     1996                                         15,000          15,000
                6%                        1997                                         15,000          15,000
                6 1/2%                    1998                                         20,000          20,000
                7 1/4%                    2002                                         30,000          30,000
                9%                        2006                                        130,771         145,000
                8 7/8%                    2021                                        120,450         155,000

  Pollution Control Facilities Revenue Bonds:
    5.95% Series, due 2003                                                              6,560           6,660
    Fairfield County Series 1984, due 2014 (6.50%)                                     56,820          56,820
    Richland County Series 1985, due 2014 (6.50%)                                       5,210           5,210
    Fairfield County Series 1986, due 2014 (6.50%)                                      1,090           1,090
    Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                      4,365           4,365
    Orangeburg County Series 1994, due 2024 (Daily adjusted rate)                      30,000          30,000
  Department of Energy Decontamination and Decommissioning Obligation                   3,560           3,922
  Commercial Paper                                                                       -             11,200
  Other                                                                                 3,993           3,294
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, due 2014 (6.50%)                                         35,850          35,850
  Note, 7.78%, due 2011                                                                63,700          67,400
South Carolina Fuel Company, Inc.:
  Commercial Paper                                                                     76,830          50,594
South Carolina Pipeline Corporation:
  Notes, 6.72%, due 2013                                                               22,500          23,750
SCANA Development Corporation:
  Bank Loans                                                                             -              3,246
Total Long-Term Debt                                                                1,634,099       1,591,801
Less -  Current maturities, including sinking fund requirements                        40,983          38,055
     -  Unamortized discount                                                            4,237           4,922
Total Long-Term Debt, Net                                                           1,588,879  50%  1,548,824  51%
Total Capitalization                                                               $3,215,829 100%  2,983,520 100%
See Notes to Consolidated Financial Statements.








     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.   Organization and Principles of Consolidation
     SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 but is exempt from registration under such Act. The Company, through wholly owned subsidiaries, is predominately engaged in the generation and sale of electricity to wholesale and retail customers in South
Carolina and in the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina. The
Company is also engaged in other energy-related businesses, such as owning and operating interests in oil and gas properties and natural gas marketing. The Company also provides, in the South and Southeast, fiber optic communications and, through joint ventures, is developing personal communication services for wireless communications.

    The accompanying Consolidated Financial Statements reflect the consolidation of the accounts of the Company and its wholly owned subsidiaries:

      Regulated utilities

      South Carolina Electric & Gas Company (SCE&G)
      South Carolina Fuel Company, Inc.
      South Carolina Generating Company, Inc. (GENCO)
      South Carolina Pipeline Corporation (Pipeline Corporation)

      Nonregulated businesses

      SCANA Petroleum Resources, Inc. (Petroleum Resources)
      SCANA Energy Marketing, Inc.
      Suburban Propane Group, Inc.
      MPX Systems, Inc. (MPX)
      Primesouth, Inc.
      ServiceCare, Inc.
      SCANA Resources, Inc.
      SCANA Development Corporation (in liquidation)


    Certain investments are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation in compliance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" which provides that profit on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable.

B.    Stock Split and Change in Accounting Principle

    On April 27, 1995 the Company's Board of Directors approved a two-for-one split of the Company's common stock effective at the close of business May 11, 1995. The weighted average number of common shares outstanding, earnings per weighted average share of common stock and cash dividends declared per share of common stock have been restated to reflect the stock split for all periods reported.





    During the second quarter of 1995, Petroleum Resources changed from the successful efforts method to the full cost method of accounting for its oil and gas operations. The Company believes the full cost method provides a better matching of revenues and expenses given the change in Petroleum Resources' primary focus from a purchaser of interests in producing oil and gas properties to a developer of reserves on its own and others' properties. The financial statements have been restated to apply the new method retroactively. The effects of the accounting change on the income statements for the years ended December 31, 1995, 1994 and 1993, respectively, are as follows:

                                              Increase (Decrease)
                                              Year Ended December

    Effect on--                         1995       1994        1993
                                     (Thousands, except per share amounts)
    Other income, net of
      income taxes                   $   (349)   $(35,747)    $(2,741)

    Net income                           (349)    (35,747)     (2,741)

    Earnings Per Weighted
      Average Share of
      Common Stock                   $    -      $   (.38)    $  (.03)


      The balances of retained earnings as of December 31, 1995, 1994 and 1993 have been reduced for the effect (net of income taxes) of applying retroactively the new method of accounting.

C.  Basis of Accounting

     The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting
Standards No. 71 (SFAS 71), "Accounting for the Effects of
Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1995, approximately $116 million and $4 million of regulatory assets and liabilities, respectively, excluding net accumulated deferred income tax assets of approximately $27 million. As discussed in Note 2A, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of substantially all of SCE&G's electric regulatory assets
(approximately $84.8 million). In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded.

D.  System of Accounts

    The accounting records of the Company's regulated subsidiaries are maintained in accordance with the Uniform System of Accounts prescribed by FERC and as adopted by the PSC.






E.  Utility Plant

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

    SCE&G, operator of Summer Station and the PSA are joint
owners of Summer Station in the proportions of two-thirds and one-third, respectively.  The parties share the operating costs and energy output of the plant in these proportions.  Each party, however, provides its own financing.  Plant-in-service related to
SCE&G's  portion of  Summer Station  was approximately $925.1 million and $923.1 million as of December 31, 1995 and 1994, respectively.  Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $261.0 million and
$297.9 million as of December 31, 1995 and 1994, respectively.
(See Note 2A.)   SCE&G's share of the direct expenses associated
with operating Summer Station is included in "Other operation"
and "Maintenance" expenses.

F.   Allowance for Funds Used During Construction

     AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 8.6%, 8.5% and 9.3% for 1995, 1994 and 1993, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561.
Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

G.   Deferred Return on Plant Investment

     Commencing July 1, 1987, as approved by a PSC order on that date, SCE&G ceased the deferral of carrying costs associated with 400 MW of electric generating capacity previously removed from rate base and began amortizing the accumulated deferred carrying costs on a straight-line basis over a ten-year period.
Amortization of deferred carrying costs, included in "Depreciation and amortization," was approximately $4.2 million for each of 1995, 1994 and 1993.

H.   Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. SCE&G had overcollected through the electric fuel cost component approximately $3.8 million at December 31, 1995 and undercollected approximately $3.5 million at December 31, 1994 which are included in "Deferred Credits - Other" and "Deferred
Debits - Other," respectively.







     Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas cost and that contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1995 and 1994 the Company had undercollected through the gas cost recovery procedure approximately $4.6 million and $16.3 million, respectively, which are included in "Deferred Debits - Other."

     SCE&G's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

I.   Depreciation, Depletion and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were as follows:


                                       1995             1994            1993
SCE&G                                  3.02%            3.01%           2.97%
GENCO                                  2.67%            2.70%           2.64%
Pipeline Corporation                   2.78%            2.79%           2.62%
Aggregate of Above                     2.98%            2.98%           2.92%


     Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of SCE&G's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the DOE under a contract for disposal of spent nuclear fuel.

     The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method.

     Depreciation, depletion and amortization of the capitalized costs of oil and gas producing properties is provided for on the units-of-production basis. Units-of-production rates are based on estimated proved reserves.

J.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently projected to commence in the year 2022 when the operating license expires.
Based on a 1991 study, the expenditures (on a before-tax basis)
related to SCE&G's share of decommissioning activities are
estimated, in 2022 dollars assuming a 4.5% annual rate of
inflation, to be $545.3 million including partial reclamation costs.  SCE&G is providing for its share of estimated
decommissioning costs of Summer Station over the life of Summer
Station.  SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan).  Under this plan, funds collected through rates ($3.2 million in each of 1995 and 1994) are used to purchase insurance policies on the lives of certain Company personnel.  Through the purchase of insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding
approaches.  Amounts for decommissioning collected through
electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the NRC.
Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an
after-tax basis.  The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash
transfers from SCE&G described above.   SCE&G records its
liability for decommissioning costs in deferred credits.




     The staff of the SEC has questioned certain of the current accounting practices of the electric utility industry regarding the recognition, measurement and classification of
decommissioning costs for financial statements of electric
utilities with nuclear generating facilities.  In response to these questions, the Financial Accounting Standards Board has agreed to review the accounting for removal costs, including decommissioning.  If the current electric utility industry
accounting practices for such decommissioning are changed:  (1)
annual provisions for decommissioning could increase, and (2)
trust fund income from the external decommissioning trusts could be reported as investment income rather than as a reduction of decommissioning expense.

     Pursuant to the NEPA passed by Congress in 1992, SCE&G has recorded a liability for its estimated share of amounts required by the DOE for its decommissioning fund. The liability, approximately $3.6 million at December 31, 1995, has been included in "Long-Term Debt, Net." SCE&G will recover the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

K.  Income Taxes

    The Company and its subsidiaries file a consolidated Federal income tax return. Income taxes are allocated to individual companies based on their contributions to the consolidated total.

     As required by Statement of Financial Accounting Standards
No. 109, deferred tax assets and liabilities are recorded for the tax effects of temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers of the Company's regulated subsidiaries; otherwise, they are charged or credited to income tax expense.

L.   Pension Expense

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

     Net periodic pension cost for the years ended December 31, 1995, 1994 and 1993 included the following components:


                                                   1995      1994      1993
                                                     (Thousands of Dollars)
Service cost--benefits earned during the period $   5,187  $  8,684  $  7,629
Interest cost on projected benefit obligation      19,473    21,711    20,413
Adjustments:
  Return on plan assets                          (103,874)    2,365   (50,389)
  Net amortization and deferral                    74,769   (29,760)   25,936
   Net periodic pension (income) expense        $  (4,445) $  3,000  $  3,589

     The determination of net periodic pension cost is based upon the following assumptions:


                                          1995            1994         1993
Annual discount rate                       8.0%           7.25%         8.0%
Expected long-term rate of
  return on plan assets                    8.0%           8.0%          8.0%
Annual rate of salary increases            2.5%           4.75%         5.5%






     The following table sets forth the funded status of the plan at December
31, 1995 and 1994:


                                                            1995       1994
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                               $228,434   $205,364
  Nonvested benefit obligation                              15,540     13,966
      Accumulated benefit obligation                      $243,974   $219,330

Plan assets at fair value
  (invested primarily in equity
  and debt securities)                                    $447,760   $347,702
Projected benefit obligation                               284,145    246,318
Plan assets greater than
  projected benefit obligation                             163,615    101,384
Unrecognized net transition liability                        9,022     11,307
Unrecognized prior service costs                             9,660      9,374
Unrecognized net gain                                     (146,943)  (102,284)
      Pension asset recognized in
        Consolidated Balance Sheets                       $ 35,354   $ 19,781

     The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1995 and 1994.


                                                              1995      1994

Annual discount rate used to determine
  benefit obligations                                          7.5%      8.0%
Assumed annual rate of future salary increases
  for projected benefit obligation                             3.0%      2.5%


     The change in the annual discount rate used to determine benefit obligations from 8.0% to 7.5% and the change in the expected salary increase rate from 2.5% to 3.0% as of December
31, 1995 increased the projected benefit obligation and decreased the unrecognized net gain by approximately $28.6 million.

     In addition to pension benefits, the Company provides
certain health care and  life  insurance  benefits  to  active
and retired employees.   The costs of postretirement benefits
other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits.  Prior to 1993 the Company expensed these benefits, which are primarily health care, as claims were incurred.  In its
June 1993 electric rate order, the PSC approved the inclusion in rates of the portion of increased expenses related to electric operations.  The Company expensed approximately $8.5 million and
$8.6 million, net of payments to current retirees, for the years ended December 31, 1995 and 1994, respectively.  The PSC has authorized accelerated amortization of SCE&G's remaining
transition obligation for postretirement benefits other than pensions related to electric operations (See Note 2A.)







     Net periodic postretirement benefit cost for the years ended
December 31, 1995, 1994 and 1993, included the following components:

                                                     1995      1994      1993
                                                        (Thousands of Dollars)

Service cost--benefits earned during the period    $ 2,076   $ 2,417   $ 1,908
Interest cost on accumulated postretirement
  benefit obligation                                 7,253     6,644     5,502
Adjustments:
   Return on plan assets                              -         -         -
   Amortization of unrecognized transition
    obligation                                       3,344     3,344     3,344
   Other net amortization and deferral                 661       860      -
   Net periodic postretirement benefit cost        $13,334   $13,265   $10,754


     The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                     1995      1994      1993

Annual discount rate                                  8.0%      7.25%     8.0%
Health care cost trend rate                          11.0%     11.25%    13.0%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                   6.0%      5.25%     6.0%

     The following table sets forth the funded status of the plan at December
31, 1995 and 1994:

                                                              1995      1994
                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                 $ 64,989  $ 59,174
  Other fully eligible participants                           6,685     4,995
  Other active participants                                  27,076    24,889
Accumulated postretirement benefit obligation                98,750    89,058
Plan assets at fair value                                      -         -
Plan assets less accumulated postretirement
  benefit obligation                                        (98,750)  (89,058)
Unrecognized net transition liability                        58,237    61,581
Unrecognized prior service costs                              5,320     3,453
Unrecognized net loss                                        13,840    11,156
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                         $(21,353) $(12,868)

     The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                              1995      1994
Assumed health care cost trend rate used to
  measure expected costs                                      10.5%     12.0%
Ultimate health care cost trend rate
  (to be achieved in 2004)                                     5.5%      6.0%
Annual discount rate                                           7.5%      8.0%
Annual rate of salary increases                                3.0%      2.5%







     The effect of a one percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1995 and the accumulated postretirement benefit obligation as of December 31, 1995 would be to increase such amounts by $203,000 and $3.4 million, respectively.

M.   Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

N.   Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations.
Such deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively, and are included in "Deferred Debits - Other."

O.  Oil and Gas

    The Company follows the full cost method of accounting for its oil and gas operations and, accordingly, capitalizes all costs it incurs in the acquisition, exploration and development of interests in oil and gas properties. The Company amortizes capitalized costs on the units-of-production method, based on total estimated proved recoverable reserves. The Company accounts for normal dispositions of interests in oil and gas properties as adjustments to capitalized costs and does not recognize any gain or loss.

    In addition, the capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value of future net cash flows from proved oil and gas reserves, plus the lower of cost or fair market value of unproved properties. Non-cash write-downs resulting from the application of the ceiling test were $118.2 million and $94.1 million in the years ended December 31, 1995 and 1994, respectively.

    The valuation estimates of interests in oil and natural gas properties are significantly influenced by oil and natural gas market prices and the results of recurring reserve studies of such properties. Net income of the Company may be materially adversely affected by a decline in oil and natural gas prices or reserve estimates.

P.  Temporary Cash Investments

    The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.


55





Q.  Recently Issued Accounting Standards
    The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning
January 1, 1996, require the recognition of a loss in the income statement and related disclosures whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recoverable. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

    The Financial Accounting Standards Board issued Statement of
Financial Accounting Standards No. 123, "Accounting for Stock-
Based Compensation," which will be implemented by the Company on January 1, 1996. The Company does not believe that adoption of the provisions of the Statement will have a material impact on its results of operations or financial position.

R.  Reclassifications

    Certain amounts from prior periods have been reclassified to conform with the 1995 presentation.

S.  Use of Estimates

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2.  RATE MATTERS:

     A. On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase will be implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%.
The PSC also approved establishment of a Storm Damage Reserve
Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of substantially all of SCE&G's electric regulatory assets (excluding accumulated deferred income taxes) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately
$257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

    B. On October 27, 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge, which was effective with the first billing cycle in November 1994 and is subject to annual review, provides for the recovery of approximately $16.2 million representing substantially all site assessment and cleanup costs for the Company's gas operations that had previously been deferred. In October 1995, as a result of the ongoing annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $14.5 million.








    C. In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low-income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992.
The Company appealed the PSC's order to the Circuit Court, which on May 23, 1995, ordered the case back to the PSC for reconsideration of several issues, including the low-income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. Another Petition for Reconsideration was filed by the PSC and other intervenors, which was denied by the Circuit Court. Procedural matters in this case are yet to be resolved in the court.

3.    LONG-TERM DEBT:

      The annual amounts of long-term debt maturities, including the amounts due under the nuclear and fossil fuel agreement (see
Note 4), and sinking fund requirements for the years 1996 through 2000 are summarized as follows:


 Year                     Amount                 Year                 Amount
                             (Thousands of Dollars)

1996                     $ 40,983                1999                $ 95,013
1997                       98,202                2000                 142,618
1998                      139,433

                   Approximately $17.3 million of the portion of long-term debt payable in 1996 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     On January 12, 1996 the Company arranged for unsecured bank loans totaling $60 million, due January 10, 1997 at initial rates between 5.684% and 5.730%, subject to reset quarterly at LIBOR plus a spread of nine to fifteen basis points. Proceeds from the loans were used to repay a bank loan of $60 million due
January 12, 1996; accordingly, the loan is included in long-term debt at December 31, 1995.

     SCE&G has three-year revolving lines of credit totaling $100 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $100 million. The long-term nature of the lines of credit allow commercial paper in excess of $100 million to be classified as long-term debt. SCE&G had outstanding commercial paper of $111.2 million at December 31, 1994, of which $11.2 million was reclassified to long-term debt.

      Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.    FUEL FINANCINGS:

      Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel
Company of short-term commercial paper. These short-term borrowings are supported by an irrevocable revolving credit agreement which expires July 31, 1998. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time.




      Commercial paper outstanding totaled $76.8 million and $50.6 million at December 31, 1995 and 1994 at weighted average interest rates of 5.76% and 6.06%, respectively.

5.  COMMON EQUITY:

    The changes in "Common Stock," without par value, during 1995, 1994 and 1993 are summarized as follows:


                                                Number            Thousands
                                               of Shares          of Dollars
Balance December 31, 1992                      87,821,262        $  699,003
  Issuance of common stock                      5,417,652           127,662
Balance December 31, 1993                      93,238,914           826,665
  Issuance of common stock                      2,796,106            60,105
Balance December 31, 1994                      96,035,020           886,770
  Issuance of common stock                      7,588,843           169,919
Balance December 31, 1995                     103,623,863        $1,056,689


    The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock.
However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1995 approximately $14.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

    Cash dividends on common stock were declared at an annual rate per share of $1.44, $1.41 and $1.37 for 1995, 1994 and 1993, respectively.

6.  PREFERRED STOCK (Subject to Purchase or Sinking Funds):

    The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend.
Retirements under sinking fund requirements are at par values.

    The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1996 through 2000 are summarized as follows:


Year                   Amount                   Year                Amount
                          (Thousands of Dollars)

1996                   $2,439                   1999                $2,440
1997                    2,440                   2000                 2,440
1998                    2,440








    The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1995, 1994 and 1993 are summarized as follows:


                                                     Number     Thousands
                                                   of Shares   of Dollars
Balance December 31, 1992                            940,529      $58,639
  Shares Redeemed:
   $100 par value                                     (7,374)        (737)
    $50 par value                                    (51,187)      (2,558)
Balance December 31, 1993                            881,968       55,344
  Shares Redeemed:
   $100 par value                                     (8,072)        (807)
    $50 par value                                    (51,802)      (2,591)
Balance December 31, 1994                            822,094       51,946
  Shares Redeemed:
   $100 par value                                     (6,809)        (681)
    $50 par value                                    (51,666)      (2,583)
Balance December 31, 1995                            763,619      $48,682


7.  INCOME TAXES:

    Total income tax expense for 1995, 1994 and 1993 is as follows:


                                                  1995      1994      1993
                                                 (Thousands of Dollars)
Current taxes:
  Federal                                       $101,656   $62,033   $59,590
  State                                           16,193    13,178     6,409
    Total current taxes                          117,849    75,211    65,999
Deferred taxes, net:
  Federal                                        (13,878)   (9,006)   21,743
  State                                           (1,224)      (86)    6,003
    Total deferred taxes                         (15,102)   (9,092)   27,746
Investment tax credits:
Amortization of amounts deferred (credit)         (3,630)   (3,631)   (3,659)

    Total income tax expense                    $ 99,117   $62,488   $90,086








    The difference in actual income taxes and the income taxes calculated from the application of the statutory Federal income tax rate (35% for 1995, 1994 and 1993) to pretax income is reconciled as follows:


                                              1995        1994        1993
                                                 (Thousands of Dollars)
Net income                                  $168,339    $115,452    $165,240
Total income tax expense:
  Charged to operating expenses              109,949      94,510      90,007
  Charged (credited) to other income         (10,832)    (32,022)         79
Preferred stock dividends                      5,687       5,955       6,217
    Total pretax income                     $273,143    $183,895    $261,543

Income taxes on above at statutory
  Federal income tax rate                   $ 95,600    $ 64,363    $ 91,540
Increases (decreases) attributable to:
  Allowance for equity funds used
    during construction                       (3,491)     (2,862)     (3,125)
  Amortization of deferred return
    on plant investment                        1,486       1,486       1,486
  Depreciation differences                     3,086       2,860       2,794
  Amortization of investment tax credits      (3,630)     (3,631)     (3,659)
  State income taxes (less Federal income
    tax effect)                                9,730       8,510       8,068
  Deferred income tax flowback at higher
    than statutory rates                      (3,941)     (4,327)     (4,411)
  Alternate fuel production tax credit          (850)     (1,274)     (1,373)
  Other differences, net                       1,127      (2,637)     (1,234)
    Total income tax expense                $ 99,117    $ 62,488    $ 90,086

The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $521.8 million at December 31, 1995 and $543.1 million at December 31, 1994 determined in accordance with Statement No. 109
(see Note 1K) are as follows:

                                                  1995            1994
                                                 (Thousands of Dollars)
Deferred tax assets:
  Unamortized investment tax credits           $ 54,342        $ 56,588
  Cycle billing                                  19,143          17,521
  Nuclear operations expenses                     3,755             206
  Oil and gas properties                          9,738            -
  Deferred compensation                           5,647           5,513
  Other postretirement benefits                   6,371           3,187
  Other                                           7,599           8,392
    Total deferred tax assets                   106,595          91,407

Deferred tax liabilities:
  Property, plant and equipment                 592,160         598,313
  Pension expense                                14,191           9,022
  Reacquired debt                                 6,680           7,146
  Research and experimentation                    6,196           2,276
  Other                                           9,203          17,724
    Total deferred tax liabilities              628,430         634,481
Net deferred tax liability                     $521,835        $543,074


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






8. FINANCIAL INSTRUMENTS:

    The  carrying   amounts  and  estimated  fair values  of  the
Company's  financial  instruments  at December 31, 1995 and 1994 are as follows:


                                         1995                     1994
                                             Estimated               Estimated
                                Carrying       Fair      Carrying      Fair
                                 Amount        Value      Amount       Value
                                             (Thousands of Dollars)
Assets:
  Cash and temporary
    cash investments         $   16,082    $   16,082  $   12,938 $   12,938
  Investments                    90,380       105,280      24,858     40,299
Liabilities:
  Short-term borrowings         112,524       112,524     171,827    171,827
  Long-term debt              1,629,862     1,737,686   1,586,879  1,502,052
  Preferred stock
    (subject to purchase
    or sinking funds)            48,682        46,603      51,946     49,348



     The information presented herein is based on pertinent information available to the Company as of December 31, 1995 and 1994. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1995, and the current estimated fair value may differ significantly from the estimated fair value at that date.


     The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

    Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes are valued at their carrying amount.

    Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Investments which are not considered to be financial instruments (goodwill) have been excluded from the carrying amount and estimated fair value. Settlement of long-term debt may not be possible or may not be a prudent management decision.

    Short-term borrowings are valued at their carrying amount.

    The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

    Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.







9.  SHORT-TERM BORROWINGS:

    The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1995, 1994 and 1993 and for the years then ended are as follows:


                                               1995      1994      1993
                                                 (Millions of Dollars)

Authorized lines of credit at year-end        $477.1    $379.1    $335.0
Unused lines of credit at year-end            $470.0    $355.1    $308.0

Short-term borrowings outstanding at
  year-end:
    Bank loans                                $ 32.0    $ 71.8    $ 42.0
      Weighted average interest rate            6.21%     6.38%     3.71%
    Commercial paper                          $ 80.5    $100.0    $  1.0
      Weighted average interest rate            5.83%     6.04%     3.35%

10. COMMITMENTS AND CONTINGENCIES:

    A. Construction

    SCE&G entered into a contract with Duke/Fluor Daniel in 1991 to design, engineer and build a 385 MW coal-fired electric generating plant near Cope, South Carolina. Construction of the plant started in November 1992. Commercial operation began in January 1996. The cost of the Cope plant, excluding AFC, is $410.9 million. In addition, the transmission lines for interconnection with SCE&G's system cost $22.5 million.

    Under the Duke/Fluor Daniel contract the aggregate amount of required minimum payments remaining at December 31, 1995 is $4.2 million due in 1996. Through December 31, 1995 SCE&G had paid
$378.7 million under the contract.

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

    SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and
American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program.
Based on the current annual premium, this retroactive premium would not exceed $8.2 million.






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

    C.  Environmental

     As described in Note 1N of Notes to Consolidated Financial
Statements, the Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates.
Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $18.0 million and $20.2 million at December 31, 1995 and 1994, respectively. Estimates to date include, among other items, the costs estimated to be associated with the matters discussed in the following paragraphs.

     SCE&G, the Company's principal subsidiary, owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing
Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South
Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants.
The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National
Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area Site. SCE&G believes it has meritorious defenses against this claim and does not expect its resolution to have a material impact on its financial position or results of operations.






     D.  Oil and Gas Forward Contracts

     In an effort to limit exposure to changing natural gas prices, in January 1995 the Company entered into a series of forward contracts relating to natural gas production. These forward contracts have the effect of stabilizing the price that the Company receives on approximately sixty percent of its forecasted natural gas production for the years 1996-2001. The forward contracts are at an average price of $1.92 per dekatherm.


     E.  MPX Guarantee

     A percentage of the projected annual revenues for the years
1996-2003 of certain fiber optic routes of a joint venture between MPX and a subsidiary of ITC Holding Company, Inc., a Georgia-based telecommunications holding company, has been guaranteed by MPX. The aggregate maximum amount of such guarantee over the eight-year period is approximately $46.2 million, prior to reduction for revenue contracts obtained by the joint venture.

     F.  Claims and Litigation

     The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without loss to the Company. No estimate of the range of loss from these matters can currently be determined.







11. SEGMENT OF BUSINESS INFORMATION:

    Segment information at December 31, 1995, 1994 and 1993 and for the years then ended is as follows:

                                    1995
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $1,006,420   $  342,662  $   3,889  $1,352,971
Operating expenses,
  excluding depreciation
  and amortization               638,480      286,660     10,429     935,569
Depreciation and
  amortization                   110,865       18,016      1,007     129,888

Total operating expenses         749,345      304,676     11,436   1,065,457

Operating income (loss)       $  257,075   $   37,986  $  (7,547)    287,514

Add  - Other income, net                                               8,060
Less - Interest charges                                              121,548
     - Preferred stock dividends                                       5,687
Net income                                                        $  168,339


Capital expenditures:
 Identifiable                 $  253,577   $   38,718  $     265  $  292,560

Utilized for overall Company operations                               27,816
Total                                                             $  320,376


Identifiable assets at
  December 31, 1995:
    Utility plant, net        $3,033,887   $  337,939  $   1,878  $3,373,704
    Inventories                   87,143       15,714        561     103,418
          Total               $3,121,030   $  353,653  $   2,439   3,477,122

Other assets                                                       1,057,304
Total assets                                                      $4,534,426








                                    1994
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $975,388     $342,672    $  4,002   $1,322,062
Operating expenses,
  excluding depreciation
  and amortization             640,528      292,227      10,577      943,332
Depreciation and
  amortization                 102,647       16,304         226      119,177

Total operating expenses       743,175      308,531      10,803    1,062,509

Operating income (loss)       $232,213     $ 34,141    $ (6,801)     259,553

Add  - Other income, net                                             (29,749)
Less - Interest charges                                              108,397
     - Preferred stock dividends                                       5,955
Net income                                                        $  115,452


Capital expenditures:
 Identifiable                 $364,007     $ 20,079    $    347   $  384,433

Utilized for overall Company operations                               20,167
Total                                                             $  404,600


Identifiable assets at
  December 31, 1994:
    Utility plant, net        $2,897,954   $315,746    $  1,791   $3,215,491
    Inventories                   79,260     17,026         495       96,781
          Total               $2,977,214   $332,772    $  2,286    3,312,272

Other assets                                                       1,004,240
Total assets                                                      $4,316,512


66







                                    1993
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $  940,121   $320,195    $ 3,851    $1,264,167
Operating expenses,
  excluding depreciation
  and amortization               621,339    274,936      9,737       906,012
Depreciation and
  amortization                    97,849     14,820        175       112,844

Total operating expenses         719,188    289,756      9,912     1,018,856

Operating income (loss)       $  220,933   $ 30,439    $(6,061)      245,311

Add  - Other income, net                                              27,335
Less - Interest charges                                              101,189
     - Preferred stock dividends                                       6,217
Net income                                                        $  165,240


Capital expenditures:
 Identifiable                 $  279,082   $ 28,761    $   604    $  308,447

Utilized for overall Company operations                               13,934
Total                                                             $  322,381


Identifiable assets at
  December 31, 1993:
    Utility plant, net        $2,628,374   $312,437    $ 1,673    $2,942,484
    Inventories                   77,805     22,019        463       100,287
          Total               $2,706,179   $334,456    $ 2,136     3,042,771

Other assets                                                         983,930
Total assets                                                      $4,026,701







12.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                     1995
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $344,760   $311,136   $373,476  $323,599 $1,352,971
Operating
  income (000)             75,046     61,012     95,438    56,018    287,514
Net income (000)           51,265     15,586     68,029    33,459    168,339
Earnings per weighted
  average share of
  common stock
  as reported                 .53        .16        .69       .32       1.70



                                     1994
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $347,309   $296,046   $361,329  $317,378 $1,322,062
Operating
  income (000)             69,398     50,048     86,708    53,399    259,553
Net income (000)           51,442     30,254     16,701    17,055    115,452
Earnings per weighted
  average share of
  common stock
  as reported                 .55        .32        .18       .17       1.22







ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable


                         PART III

     The information required by Item 10, "Directors and Executive Officers of the Registrant," with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading
"Executive Officers of the Registrant" on page 26 herein. The other information required by Item 10 is incorporated herein by reference to the captions "Election of Directors - Proposal 1" and "Compliance with Section 16(a) of the Securities Exchange Act of 1934" in the Company's definitive proxy statement for the 1996 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities
Exchange Act of 1934.

     The information called for by Item 11, Executive
Compensation is incorporated herein by reference to the captions
"Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" in the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

     The information called for by Item 12, "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference to the caption "Security Ownership of Certain
Beneficial Owners and Management" in the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

     The information called for by Item 13, "Certain
Relationships and Related Transactions" is incorporated herein by reference to the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the 1996 annual meeting of stockholders.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the Report of the Management Development and Corporate Performance Committee and the Long-term Compensation Committee on Executive
Compensation and the Performance Graph included in the Company's definitive proxy statement for the 1996 annual meeting of stockholders shall not be incorporated by reference into any such filings.







                            PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

(a)  Documents filed as a part of this report:

1.  Financial Statements and Schedules:  See Table of Contents of
    Consolidated Financial Statements and Supplementary Financial
    Data on page 40.

2.  Exhibits:

    Exhibits required to be filed with this Annual Report on Form
10-K are listed in the Exhibit Index following the signature page. Certain of such exhibits which have heretofore been filed with the SEC and which are designated by reference to their exhibit numbers in prior filings are incorporated herein by reference and made a part hereof.

Pursuant to Rule 15d-21 promulgated under the Securities Exchange
Act of 1934, the annual reports for the Company's employee stock purchase plan will be furnished under cover of Form 10-K/A to the Commission when the information becomes available.

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

(REGISTRANT)      SCANA CORPORATION

BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer and Director
DATE              February 20, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal executive officer:
BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer and Director
DATE              February 20, 1996

(ii) Principal financial and accounting officer:
BY (SIGNATURE)    s/K. B. Marsh
(NAME AND TITLE)  K. B. Marsh, Vice President - Finance,
                  Chief Financial Officer and Controller
DATE              February 20, 1996

BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 20, 1996

BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 20, 1996

BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/J. B. Edwards
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 20, 1996








BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/B. A. Hagood
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/B. D. Kenyon
(NAME AND TITLE)  B. D. Kenyon, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/Henry Ponder
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 20, 1996

BY (SIGNATURE)    s/E. C. Wall, Jr.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 20, 1996
72



                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number

2.  Plan of Acquisition, Reorganization, Arrangement,
    Liquidation or Succession
    Not applicable

3.  Articles of Incorporation and By-Laws

    A.  Restated Articles of Incorporation of SCANA
        Corporation as adopted on April 26, 1989
        (Exhibit 3-A to Registration Statement No.
        33-49145)................................................. #
    B.  Articles of Amendment dated April 27, 1995
        (Exhibit 4-B to Registration Statement
        No. 33-62421)............................................. #
    C.  Copy of By-Laws of SCANA Corporation as
        revised and amended on February 15, 1994
        (Exhibit 4.2 to Post-Effective Amendment No. 1
        to Registration Statement No. 33-56923)................... #

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



                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
    F.  Indenture dated as of April 1, 1993 from
        South Carolina Electric & Gas Company to
        NationsBank of Georgia, National Association
        (Filed as Exhibit 4-F to Registration Statement
        No. 33-49421)............................................. #
    G.  First Supplemental Indenture to Indenture
        referred to in Exhibit 4-F dated as of June 1, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-49421)............................................. #
    H.  Second Supplemental Indenture to Indenture
        referred to in Exhibit 4-F dated as of June 15, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-57955)............................................. #

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

11. Statement Re Computation of Per Share Earnings
    Not Applicable

12. Statements Re Computation of Ratios (Filed herewith).........  77

13. Annual Report to Security Holders, Form 10-Q or
    Quarterly Report to Security Holders
    Not Applicable

16. Letter Re Change in Certifying Accountant
    Not Applicable

18. Letter Re Change in Accounting Principles
    (Exhibit 18 to Form 10-Q for the quarter ended
    June 30, 1995, File No. 1-8809)..............................  #
21. Subsidiaries of the Registrant
    Included herein on Page 25

# Incorporated herein by reference as indicated.





                              SCANA CORPORATION
                                EXHIBIT INDEX

Number

22. Published Report Regarding Matters Submitted to
    Vote of Security Holders
    Not Applicable

23. Consents of Experts and Counsel
    Consent of Deloitte & Touche LLP (Filed herewith)............  81

24. Power of Attorney
    Not Applicable

27. Financial Data Schedule
    Filed herewith

28. Information from Reports Furnished to State
    Insurance Regulatory Authorities
    Not Applicable

99. Additional Exhibits
    Not Applicable



# Incorporated herein by reference as indicated.




76




