Form 10-K/A
period 1995-12-31
SCANA CORP
filed 1996-03-28
CIK 754737

                   SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC  20549


                              FORM 10-K/A

                             AMENDMENT NO. 1

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
Reprocessing               None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 11 was loaded in 1994 and Region no. 12 will be loaded in
        1996.
13

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

     Increases (decreases) from the prior year in megawatt hour
(MWH) sales volume by classes were as follows:

Classification                                     1995         1994

Residential                                      415,676     (339,620)
Commercial                                       229,472       11,262
Industrial                                        48,651      274,467
Sale for Resale (excluding interchange)           38,688       18,408
Other                                             12,776       (6,907)
     Total territorial                           745,263      (42,390)
Interchange                                       24,545      (27,013)
     Total                                       769,808      (69,403)

Gas Operations

 Gas sales margins for 1995, 1994 and 1993 were as follows:

                                         1995        1994        1993
                                             (Millions of Dollars)

Gas operating revenues                  $342.7      $342.7      $320.2
Less:  Gas purchased for resale          212.4       220.9       208.7
     Margin                             $130.3      $121.8      $111.5

,    1995   The gas sales margin increased primarily as a result
     of lower gas costs which allowed Pipeline Corporation to compete successfully with alternate fuel suppliers in industrial markets. A shifting of transportation customers to the industrial class and an increase in interruptible gas sales also contributed to the improved margin.

,    1994   The gas sales margin increased primarily as a result
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




