Form 10-K/A
period 1995-12-31
SCANA CORP
filed 1996-04-26
CIK 754737

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

(1) Specified  sections  of  the  Registrant's 1996 Proxy
Statement, dated March 15, 1996, in connection with its 1996
Annual Meeting of Stockholders, are incorporated by reference in
Part III hereof.

                      AMENDMENT NO. 2


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1995, as set forth in the pages attached hereto:

     (List all such items, financial statements, exhibits or other portions amended.)

Item 8:   Financial Statements and Supplementary Data

     The above item has been amended to include the Financial
Statements for the Company's Stock Purchase-Savings Plan and the
Independent Auditors' Report therein.

Item 14:  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

     The above item has been amended to include the Financial
Statements for the Company's Stock Purchase-Savings Plan and the
Independent Auditors' Report thereon and Consent to the incorporation of such report in the Company's registration statements under the Securities Act of 1933, as amended.

                         PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 1995 and 1994

    *Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1995, 1994 and 1993

    *Consolidated Statements of Cash Flows for the years ended
      December 31, 1995, 1994 and 1993

    *Consolidated Statements of Capitalization as of December 31, 1995 and 1994

    *Notes to Consolidated Financial Statements

 Stock Purchase-Savings Plan:                            Page

   **Independent Auditors' Report.......................   5

   **Financial Statements and Notes thereto.............   6

     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.


    * Previously filed with Form 10-K.
   ** Filed herein.

                           PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
FORM 8-K

(a)  Documents filed as a part of this report:

     1. Financial Statements and Schedules: See above for amended Table of Contents of Consolidated Financial Statements and Supplementary Financial Data of the Company's Annual Report on Form 10-K.

     3.  Exhibits:

       * Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index. Certain of such exhibits (except Exhibit 23) which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are incorporated herein by reference and made a part hereof.

      ** The Consent of the Independent Accountants (Exhibit 23) has been revised and is filed herein.

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

     (b)  Reports on Form 8-K

          None


    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended
December 31, 1995, 1994 and 1993, together with related Notes and
Independent Auditors' Report.


s/L. M. Gressette, Jr.
L. M. Gressette, Jr.
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee


                 INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1995, 1994 and 1993, and the related Statements of Changes in Participants' Equity for the years then ended. These financial statements are the responsibility of the Committee for Administration of the Plan (the "Committee"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1995, 1994 and 1993 and its changes in participants' equity for the years then ended in conformity with generally accepted accounting principles.

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



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 23, 1996

                              SCANA CORPORATION
                          STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                     As of December 31, 1995, 1994 and 1993
                            (Thousands of Dollars)



                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                                 SCANA        U.S.         SCANA
                                     TOTAL       COMMON     SAVINGS        COMMON
     December 31, 1995               PLAN        STOCK       BONDS         STOCK

Assets:
Investments In Securities:
 SCANA Corporation - 8,333,328
  shares of common stock - at
  market value (cost - $160,484)
  (Note 3).......................  $238,541    $115,464      $ -         $123,077
 United States Savings Bonds -
  Series E & EE - at cost........       332        -          332            -
    Total Investments In
     Securities..................   238,873     115,464       332         123,077
Cash.............................         5           5        -             -
Receivables From Participants
 (Note 2)........................    12,448      12,448        -             -
Receivable From SCANA
 Corporation - Dividends.........     2,968       1,432        -            1,536
       TOTAL ASSETS..............  $254,294    $129,349      $332        $124,613
PARTICIPANTS' EQUITY.............  $254,294    $129,349      $332        $124,613


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

Assets:
Investments In Securities:
 SCANA Corporation - 7,819,048
  shares of common stock - at
  market value (cost - $144,864)
  (Note 3).......................  $164,689    $77,652       $ -         $87,037
 United States Savings Bonds -
  Series E & EE - at cost........       366       -           366           -
    Total Investments In
     Securities..................   165,055     77,652        366         87,037
Cash.............................         5          5         -            -
Receivables From Participants
 (Note 2)........................    13,433     13,433         -            -
Receivable From SCANA
 Corporation - Dividends.........     2,715      1,273         -           1,442
       TOTAL ASSETS..............  $181,208    $92,363       $366        $88,479
PARTICIPANTS' EQUITY.............  $181,208    $92,363       $366        $88,479


See Notes to Financial Statements.




7








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

Assets:
Investments In Securities:
 SCANA Corporation - 7,077,446
  shares of common stock - at
  market value (cost - $125,260)
  (Note 3).......................  $176,051    $79,734       $ -         $96,317
 United States Savings Bonds -
  Series E & EE - at cost........       393       -           393           -
    Total Investments In
     Securities..................   176,444     79,734        393         96,317
Cash.............................         5          3         -               2
Receivables From Participants
 (Note 2)........................    14,089     14,068         21           -
Receivable From SCANA
 Corporation - Dividends.........     2,387      1,076         -           1,311
       TOTAL ASSETS..............  $192,925    $94,881       $414        $97,630
PARTICIPANTS' EQUITY.............  $192,925    $94,881       $414        $97,630


See Notes to Financial Statements.






                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1995, 1994 and 1993
                              (Thousands of Dollars)




                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                                  SCANA       U.S.         SCANA
        Year Ended                   TOTAL        COMMON    SAVINGS        COMMON
     December 31, 1995               PLAN         STOCK      BONDS         STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation And Other............ $ 12,570     $  6,490     $ -         $  6,080
Net Appreciation In Market
 Value Of Common Stock
 Of SCANA Corporation.............   61,501       29,571       -           31,930
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,561         -          -            8,561
 Participating employees..........    9,350        9,350       -             -
      Total.......................   91,982       45,411       -           46,571
Deduct:
 Distributions to participants....   18,896        8,425       34          10,437
Net Increase (Decrease)
 In Participants' Equity..........   73,086       36,986      (34)         36,134
Participants' Equity, Beginning
 Of Year..........................  181,208       92,363      366          88,479
Participants' Equity, End Of Year. $254,294     $129,349     $332        $124,613

See Notes to Financial Statements.









                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                                 SCANA        U.S.        SCANA
        Year Ended                   TOTAL       COMMON     SAVINGS       COMMON
     December 31, 1994               PLAN        STOCK       BONDS        STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation and Other............ $ 11,414     $ 5,796      $ -         $ 5,618
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,986        -           -           8,986
 Participating employees..........    9,849       9,849        -            -
      Total.......................   30,249      15,645        -          14,604
Deduct:
 Distributions to participants....   14,257       5,429        48          8,780
 Net depreciation in market
   value of common stock of
   SCANA Corporation (Note 3).....   27,709      12,734        -          14,975
      Total.......................   41,966      18,163        48         23,755
Net Increase (Decrease)
 In Participants' Equity..........  (11,717)     (2,518)      (48)        (9,151)
Participants' Equity, Beginning
 Of Year..........................  192,925      94,881       414         97,630
Participants' Equity, End Of Year. $181,208     $92,363      $366        $88,479

See Notes to Financial Statements.









                                                  ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'           COMPANY
                                                  CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA          U.S.       SCANA
        Year Ended                 TOTAL       COMMON       SAVINGS      COMMON
     December 31, 1993             PLAN        STOCK         BONDS       STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation and Other............ $ 10,218     $ 5,128      $ -         $ 5,090
Net Appreciation In Market
 Value Of Common Stock Of
 SCANA Corporation (Note 3).......   29,859      13,513        -          16,346
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,869        -           -           8,869
 Participating employees..........    9,755       9,755        -            -
      Total.......................   58,701      28,396        -          30,305
Deduct - Distributions to
  participants....................   17,547       6,172         6         11,369
Net Increase (Decrease)
 In Participants' Equity..........   41,154      22,224        (6)        18,936
Transfer of Net Assets from
 ESOP (Note 2)....................   12,231       2,190        -          10,041
Participants' Equity, Beginning
 Of Year..........................  139,540      70,467       420         68,653
Participants' Equity, End Of Year. $192,925     $94,881      $414        $97,630

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

     Restatement for Stock Split

     Shares of the Company's common stock for 1994 and 1993 have been restated to reflect a two-for-one stock split effected in May 1995.

     Reclassifications
     Certain 1994 and 1993 amounts have been reclassified to conform with the 1995 presentation.

2.  Plan Information:

    The following description of the Plan provides only general information. Participants should refer to the Plan agreement for a complete description of the Plan's provisions.

    The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. The Company and participating subsidiaries match employee contributions made through payroll deductions of up to 6% of eligible earnings. Employees may contribute up to an additional 9% of eligible earnings but such additional contributions are not supplemented by the Company's and participating subsidiaries' contributions. Employee contributions are invested in common stock of the Company or, prior to November 1, 1988, such contributions could, in the alternative, have been invested in United States Savings Bonds. The Company's and participating subsidiaries' contributions are invested only in shares of common stock of the Company. Effective July 1, 1989, Company and participating subsidiaries' contributions are fully and immediately vested.

     The Plan, as amended, allows Participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, Section 414(q) have been subject to Tax Deferred contribution limitations of 6% or less pursuant to the limitation of Code Section 401(k)(3) and the Regulations thereunder. Regular Savings are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings are exempt from withholding of federal or state income tax. Participants may request a distribution in the form of whole shares or cash of all securities and earnings credited to their Regular Savings accounts (cash is distributed for fractional shares). The Plan does not guarantee that market value of the securities at date of distribution will equal or exceed cost.

     Participants may not request a distribution from their Tax
Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

     Participants may request a loan from their Tax Deferred and Regular Savings accounts. Loans are made available based on the asset value in a Participant's Tax Deferred and Regular Savings accounts at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing Participant; the Participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except a loan used to acquire the principal residence of the Participant may be extended to a maximum of ten years. All payments of the loan, including interest, are used to repurchase shares of SCANA common stock on behalf of the Participant. A Participant may have no more than two loans from the Plan outstanding at a time. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or will be converted to taxable income on the distribution to the participant or the participant's beneficiary; if the terminating Participant elects to delay distribution (permissible when the present value of the Participant's vested accrued benefit exceeds $3,500), an unpaid loan balance may be converted to taxable income prior to the distribution of assets to the Participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

     Participants may request a distribution of all Company Contributions which have been in existence for two years following the close of the Plan Year during which they were made, even if they elected to contribute on a tax deferred basis. If the participant has participated in the Plan for at least five years, all Company contributions are eligible for distribution.

     Distribution due to the death of the Participant will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the Participant.

     At December 31, 1995, 1994 and 1993, there were 795, 922 and 978 participants, respectively, (including former employees) in the Regular Savings Option and 2,876, 3,237 and 3,014 participants, respectively, in the Tax Deferred Savings Option. At March 1, 1996 all of the Company's and the Company's participating subsidiaries' 4,125 employees were eligible to participate in the Plan, and payroll deductions under the Plan were in effect for 3,685 employees. At the SCANA Board of
Directors meeting held on    August 25, 1993, the Board voted
that all temporary employees hired in such capacity on or after October 30, 1993 not be permitted to participate in the Plan. On December 14, 1994, the Employee Plans Committee, created by the Board of Directors on December 15, 1993 for the purpose of reviewing and adopting most plan amendments, reversed the exclusion of temporary employees from plan participation.

    The Plan, as amended through 1995, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust under Section 401(a) of the Internal Revenue Code and, as such, is exempt from federal income taxes under Section 501(a). Participants are not taxed on the income earned or Company contributions made for their accounts, pursuant to the provisions of Section 401(a) of the Internal Revenue Code, until such time as the employees or their beneficiaries receive distributions from the Plan.

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

     First Union National Bank of South Carolina is the Trustee pursuant to a Trust Agreement executed on December 16, 1991.



3.  Appreciation (Depreciation) in Market Value of Common Stock:

     The cost, market value and appreciation (depreciation) in market value of common stock of SCANA Corporation as of and for the years ended December 31, 1995, 1994 and
1993 are summarized as follows (thousands of dollars):

                                                           Market     Excess of Market
                                   Number                Quotation    Value Over Cost
                                 of Shares    Cost         Value     (Cost Over Market)
December 31, 1995:
  Employee                       4,033,676   $ 80,740    $115,464          $ 34,724
  Company                        4,299,652     79,744     123,077            43,333
    Total                        8,333,328   $160,484    $238,541          $ 78,057



December 31, 1994:               7,819,048   $144,864    $164,689          $ 19,825

Increase in Unrealized Appreciation, Net.................................    58,232
Appreciation Realized on Withdrawals.....................................     3,269
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1995..............................................  $ 61,501

December 31, 1993:               7,077,446   $125,260    $176,051          $ 50,791

Decrease in Unrealized Appreciation, Net.................................  $(30,966)
Appreciation Realized on Withdrawals.....................................     3,257
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1994..............................................  $(27,709)

December 31, 1992:               6,144,920   $104,038    $124,435          $ 20,397

Increase in Unrealized Appreciation, Net.................................  $ 30,394
Unrealized Appreciation on Shares Transferred from ESOP (Note 2).........    (7,010)
Appreciation Realized on Withdrawals.....................................     6,475
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1993..............................................  $ 29,859


4.   Accounts Payable to Participants and Former Participants:

     Amounts included in participants' equity to be distributed to participants and former participants were $1,648,543, $1,219,970 and $1,890,124 at December 31, 1995, 1994 and 1993, respectively.

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

SCANA Corporation
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES (ITEM 27a) AS OF DECEMBER 31, 1995 (Thousands of Dollars)




                                                               CURRENT
DESCRIPTION                                 COST                VALUE


SCANA Corporation Common Stock            $160,484            $238,541

United States Savings Bonds                    332                 332

Loans to participants                       12,448              12,448

                                          $173,264            $251,321

SCANA CORPORATION
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS  (ITEM 27d)
AS OF DECEMBER 31, 1995 (Thousands of Dollars)



DURING THE YEAR ENDED December 31, 1995 THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA CORPORATION, WHOSE EMPLOYEES ARE COVERED BY
THE PROGRAM.


                                                                                COST OF       NET GAIN
                                                 PURCHASE       SELLING         ASSETS          FROM
                              NUMBER OF SHARES    PRICE          PRICE           SOLD           SALE
                                                    $              $               $              $


PURCHASED                         1,588,901      36,338

SALES FOR DISTRIBUTION TO
  PARTICIPANTS FOR WITHDRAWALS      820,326                      18,200         15,220          2,980


SALES FOR 401K EMPLOYEE
  LOANS - STOCK                     254,295                       5,787          5,498            289










INDEPENDENT AUDITORS' CONSENT


     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-32107 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-43636 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-49333 on Form S-8, Post Effective Amendment No. 1 to Registration Statement No. 33-55861 on Form S-3, Post-effective Amendment No. 2 on Registration No. 33-50571 on Form S-3 and Post-Effective Amendment No. 1 to Registration Statement No. 33-56923 on Form S-8 of our report dated February 7, 1996 on the consolidated financial statements of SCANA Corporation incorporated by reference in this Amendment No. 2 to the Annual Report on Form 10-K of SCANA Corporation for the year ended December 31, 1995.


     We also consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-32107 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-43636 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-49333 on Form S-8, Post Effective Amendment No. 1 to Registration Statement No. 33-55861 on Form S-3, Post-effective Amendment No. 2 on Registration No. 33-50571 on Form S-3 and Post-Effective Amendment No. 1 to Registration Statement No. 33-56923 on Form S-8 of our report dated February 23, 1996 appearing with these financial statements of the SCANA Corporation Stock Purchase-Savings Plan for the year ended December 31, 1995 appearing in this Amendment No. 2 to the Annual Report of Form 10-K of SCANA Corporation for the year ended December 31, 1995.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
April 24, 1996




18