Form 10-Q
period 1996-03-31
SCANA CORP
filed 1996-05-14
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                                  WASHINGTON, DC 20549


                                        FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


        For the quarterly period ended   March 31, 1996

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

   104,681,412 Common Shares, without par value, as of April 30, 1996

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1996
              and December 31, 1995....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended March 31, 1996 and 1995............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended March 31, 1996 and 1995............................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  15

     Item 6.  Exhibits and Reports on Form 8-K.........................  15

     Signatures........................................................  16

     Exhibit Index.....................................................  17


                                           PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                          As of March 31, 1996 and December 31, 1995
                                         (Unaudited)

                                                                 March 31,    December 31,
                                                                   1996           1995
                                                                  (Thousands of Dollars)
ASSETS
Utility Plant:
  Electric...................................................   $3,963,009     $3,539,068
  Gas........................................................      486,451        484,752
  Transit....................................................        3,824          3,768
  Common.....................................................       86,232         91,616
    Total....................................................    4,539,516      4,119,204
  Less accumulated depreciation and amortization.............    1,435,136      1,367,541
    Total....................................................    3,104,380      2,751,663
  Construction work in progress..............................      256,795        644,661
  Nuclear fuel, net of accumulated amortization..............       44,179         46,492
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       25,923         26,172
       Utility Plant, Net....................................    3,431,277      3,468,988

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      308,706        314,207

Current Assets:
  Cash and temporary cash investments........................       19,255         16,082
  Receivables................................................      236,243        211,173
  Inventories (at average cost):
    Fuel.....................................................       47,648         61,499
    Materials and supplies...................................       50,391         47,674
  Prepayments................................................       16,335         15,870
  Accumulated deferred income taxes..........................       19,473         20,186
       Total Current Assets..................................      389,345        372,484

Deferred Debits:
  Emission allowances........................................       30,373         28,514
  Unamortized debt expense...................................       13,158         13,432
  Unamortized deferred return on plant investment............        5,307          6,369
  Nuclear plant decommissioning fund.........................       37,601         36,070
  Other......................................................      324,196        294,362
       Total Deferred Debits.................................      410,635        378,747
                 Total.......................................   $4,539,963     $4,534,426



See notes to consolidated financial statements.





                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1996 and December 31, 1995
                                       (Unaudited)

                                                                  March 31,     December 31,
                                                                    1996           1995
                                                                  (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,075,886     $1,056,689
    Retained earnings........................................       528,470        497,991
     Total Common Equity.....................................     1,604,356      1,554,680
  Preferred Stock of Subsidiary (not subject to purchase
    or sinking funds)........................................        26,027         26,027
     Total Stockholders' Investment..........................     1,630,383      1,580,707
Preferred Stock of Subsidiary, net (subject to purchase
  or sinking funds)..........................................        44,485         46,243
Long-term debt, net..........................................     1,536,824      1,588,879
       Total Capitalization..................................     3,211,692      3,215,829

Current Liabilities:
  Short-term borrowings......................................        95,983        112,524
  Current portion of long-term debt..........................        98,911         40,983
  Current portion of preferred stock.........................         2,435          2,439
  Accounts payable...........................................       110,213        138,778
  Customer deposits..........................................        14,018         13,643
  Taxes accrued..............................................        40,947         66,914
  Interest accrued...........................................        33,513         25,884
  Dividends declared.........................................        40,089         39,056
  Other......................................................        17,656         14,625
       Total Current Liabilities.............................       453,765        454,846

Deferred Credits:
  Accumulated deferred income taxes..........................       560,020        542,022
  Accumulated deferred investment tax credits................        86,808         87,719
  Accumulated reserve for nuclear plant decommissioning......        37,601         36,070
  Other......................................................       190,077        197,940
       Total Deferred Credits................................       874,506        863,751
                 Total.......................................    $4,539,963     $4,534,426



See notes to consolidated financial statements.


4






                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended March 31, 1996 and 1995
                                    (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                       1996          1995
                                                     (Thousands of Dollars,
                                                    Except Per Share Amounts)

OPERATING REVENUES:
  Electric........................................... $262,146     $230,574
  Gas................................................  131,906      113,159
  Transit............................................      910        1,026
      Total Operating Revenues.......................  394,962      344,759

OPERATING EXPENSES:
  Fuel used in electric generation...................   57,002       51,852
  Purchased power....................................    1,740          629
  Gas purchased for resale...........................   86,535       65,405
  Other operation....................................   56,219       56,130
  Maintenance........................................   14,970       14,790
  Depreciation and amortization......................   35,790       30,778
  Income taxes.......................................   34,264       28,859
  Other taxes........................................   23,056       21,270
      Total Operating Expenses.......................  309,576      269,713

OPERATING INCOME.....................................   85,386       75,046

OTHER INCOME:
  Allowance for equity funds used
    during construction..............................    1,705        2,468
  Other income, net of income taxes..................   13,739        5,828
      Total Other Income.............................   15,444        8,296

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS..........................  100,830       83,342

INTEREST CHARGES (CREDITS):
  Interest expense...................................   32,596       33,351
  Allowance for borrowed funds used
    during construction..............................   (1,949)      (2,708)
      Total Interest Charges, Net....................   30,647       30,643

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY............................   70,183       52,699
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates).......................   (1,370)      (1,434)
NET INCOME...........................................   68,813       51,265
RETAINED EARNINGS AT BEGINNING OF PERIOD.............  497,991      472,371
COMMON STOCK CASH DIVIDENDS DECLARED.................  (38,334)     (34,848)
RETAINED EARNINGS AT END OF PERIOD................... $528,470     $488,788

NET INCOME........................................... $ 68,813     $ 51,265
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS)
    (Note 1B)........................................  104,158       96,633
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK.................................... $    .66     $    .53
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK...................................... $  .3675     $    .36

See notes to consolidated financial statements.


5






                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended March 31, 1996 and 1995
                                     (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                               1996           1995
                                                              (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................    $ 68,813       $  51,265
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............      48,224          43,943
    Amortization of nuclear fuel........................       5,208           4,974
    Deferred income taxes, net..........................      18,489           8,690
    Deferred investment tax credits, net................        (911)           (907)
    Net regulatory asset - adoption of SFAS No. 109.....         327           1,118
    Dividends declared on preferred stock of subsidiary.       1,370           1,434
    Equity in (earnings) losses of investees............      (1,169)            (25)
    Nuclear refueling accrual...........................       1,536           1,740
    Allowance for funds used during construction........      (3,654)         (5,176)
    Unamortized loss on reacquired debt.................         383             261
    Over (under) collections, fuel adjustment clauses...       9,155          24,965
    Early retirements...................................      (4,260)         (6,445)
    Emission allowances.................................      (1,859)         (2,965)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................     (25,070)           (646)
     (Increase) decrease in inventories.................      11,134           4,382
     (Increase) decrease in prepayments.................        (465)         (2,558)
     Increase (decrease) in accounts payable............     (28,565)        (21,641)
     Increase (decrease) in taxes accrued...............     (25,967)        (21,253)
     Increase (decrease) in interest accrued ...........       7,629           3,020
    Other, net..........................................      16,050          (3,751)
Net Cash Provided From Operating Activities.............      96,398          79,903

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................     (47,869)        (81,050)
  Increase in other property and investments............     (13,781)        (12,968)
Net Cash Used For Investing Activities..................     (61,650)        (94,018)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................      60,000          60,000
    Issuance of other long-term debt....................         935            -
    Issuance of common stock............................      19,248          16,415
  Repayments:
    Redemption of notes.................................     (61,886)        (58,490)
    Other long-term debt................................        (391)           -
    Preferred stock.....................................      (1,762)         (1,846)
  Dividend payments:
    Common stock........................................     (37,305)        (33,883)
    Preferred stock of subsidiary.......................      (1,396)         (1,470)
  Short-term borrowings, net............................     (16,541)         32,494
  Fuel financings, net..................................       7,523           4,795
Net Cash Provided From (Used For) Financing Activities..     (31,575)         18,015
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................       3,173           3,900
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      16,082          12,938
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31.........   $  19,255       $  16,838

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $1,949 and $2,708).......   $  24,112       $  30,088
                - Income taxes..........................       5,733           1,623

See notes to consolidated financial statements.



6



                         SCANA CORPORATION
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1996
                          (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's Annual Report on Form 10-K for the year ended December 31, 1995. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.   Principles of Consolidation

       The accounts of SCANA Corporation and its wholly owned subsidiaries (Company) are consolidated in the accompanying Consolidated Financial Statements. Certain investments are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation in compliance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sale price is reasonable and the future recovery of the sales price through the rate making process is probable.

       B.  Basis of Accounting

       The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standard No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulations." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of March 31, 1996, approximately $155 million and $8 million of regulatory assets and liabilities, respectively, excluding net accumulated deferred income tax assets of approximately $26 million. The electric regulatory assets of approximately $130.2 million are being recovered through rates and, as discussed in Note 2, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $70 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded.

       C.   Stock Split

       On April 27, 1995, the Company's Board of Directors approved a two-for-one split of the Company's Common Stock effective at the close of business May 11, 1995. The weighted average number of common shares outstanding, earnings per weighted average share of common stock and cash dividends declared per share of common stock have been restated to reflect the stock split for the prior period reported.

       D.  Reclassifications

                Certain amounts from prior periods have been reclassified to conform with the 1996 presentation.

         2.RATE MATTERS:

                With respect to rate matters at March 31, 1996, reference is made to Note 2 of Notes to Consolidated Financial Statements in The Company's Annual Report on Form 10-K for the year ended December 31, 1995. On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting
       SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996.
       The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets
       (excluding accumulated deferred income taxes) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

         3.RETAINED EARNINGS:

                The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock.
       However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1996 approximately $14.8 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

         4.COMMITMENTS AND CONTINGENCIES:

       With respect to commitments at March 31, 1996, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in The Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant changes have occurred with respect to those matters as reported therein, except with regard to the Calhoun Park Area site discussed in
       Note 4B below.

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

       SCE&G currently maintains policies (for itself and on behalf of the PSA) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $8.2 million.

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

                B.  Environmental

                The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $17 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed in the following paragraphs, except that the deferral does not yet reflect an increase of approximately $26 million, pending approval of the Calhoun Park area proposed settlement discussed below.

       SCE&G, the Company's principal subsidiary, owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

       In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties.
       The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993. SCE&G is also working with the City of Charleston to investigate potential contamination from the manufactured gas plant which may have migrated to the city's aquarium site. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a projected $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park Area site. In May 1996 the City of Charleston and the Company agreed, subject to approval by City Council and the Company's Board of Directors, to settle all environmental claims the City may have against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The Company does not expect the proposed settlement, if approved, to have a material impact on the Company's financial position or results of operations.

     C.  SCANA Communications, Inc. Guarantee

       A percentage of the projected annual revenues for the years 1996-2003 of certain fiber optic routes of a joint venture between SCANA Communications, Inc. (SCI), formerly MPX Systems, Inc., and a subsidiary of ITC Holding Company, Inc., a Georgia-
based telecommunications holding company, has been guaranteed by SCI. The aggregate maximum amount of such guarantee over the remaining portion of the eight-year period is approximately $46.2 million at March 31, 1996, prior to reduction for revenue contracts obtained by the joint venture.

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

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be qualified to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $155 million and $8 million of regulatory assets and liabilities, respectively, excluding amounts related to net accumulated deferred income tax assets of approximately $26 million, on its balance sheet at March 31, 1996.


                Material Changes in Capital Resources and Liquidity
                     From December 31, 1995 to March 31, 1996

  Liquidity and Capital Resources

     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result, the Company's financial position and results of operations are affected by the regulated subsidiaries' ability to obtain adequate and timely rate relief and in the future will be dependent on the Company's ability to compete in a deregulated environment (See Competition).

     On July 10, 1995, SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding accumulated deferred income taxes) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the three months ended March 31, 1996 and 1995:


                                                   Three Months Ended
                                                        March 31,
                                                    1996         1995
                                                   (Thousands of Dollars)

Net cash provided from operating activities       $ 96,398     $ 79,903
Net cash provided from (used for)
  financing activities                             (31,575)      18,015
Cash and temporary cash investments available
  at the beginning of the period                    16,082       12,938

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $ 80,905     $110,856


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $ 47,869     $ 81,050

Funds used for nonutility property
  additions                                       $ 13,781     $ 12,968

     On January 13, 1995 the Company closed a $60 million unsecured bank loan due January 12, 1996, and used the proceeds to pay off loans in a like total amount. In January 1996 the Company refinanced the loan with unsecured bank loans totaling $60 million due January 10, 1997 at initial interest rates between 5.684% and 5.730%, subject to reset quarterly at LIBOR plus a spread of nine to fifteen basis points.

     SCI, a wholly owned subsidiary of SCANA, through a joint venture with a subsidiary of ITC Holding Company, Inc., a Georgia-based telecommunications holding company, is constructing a fiber optic network through Texas, Louisiana, Mississippi, Alabama and Georgia. The network, which will consist of more than 900 miles of fiber optic lines, has been substantially completed and will cost approximately $73.5 million. SCI has signed a seven-year contract with the State of South Carolina for the build-out of the 800 MHz radio system which will allow emergency agencies to establish statewide communications during a disaster. Powertel PCS Partners, L.P. (Powertel), a limited partnership in which SCI was a limited partner, successfully bid for three PCS licenses in the Southeast offered by the Federal Communications Commission (FCC) for the development of a new generation of wireless communications. Powertel had winning bids totaling $124.5 million in the FCC's auction for radio airspace in three Major Trading Areas (MTA) that cover parts of six states. The areas are the Jacksonville MTA, a 50-county area of northern Florida and southern Georgia; the Memphis MTA, a 93-county area that includes southwest Tennessee, northern and middle Mississippi and parts of eastern Arkansas; and the Birmingham MTA, a 53-county area of Alabama. SCI held the largest partnership interest, approximately 40%, of Powertel. Powertel signed and consummated a business combination agreement with InterCel, Inc. (InterCel), a publicly traded cellular telephone company providing services in Georgia, Alabama and Maine. SCI's interest in the combined entity is approximately 17%, and will be accounted for under the cost method. All new ventures currently capitalize on fiber infrastructure in place and provide for expansion of the network.

     On March 6, 1996 InterCel entered into a definitive agreement with GTE Mobilnet Incorporated (GTE) to purchase GTE's PCS license for the Atlanta MTA for approximately $195 million. Closing of the InterCel purchase is subject to regulatory approval. InterCel plans to finance the purchase principally through a $150 million private placement of convertible preferred stock. The Company has agreed to purchase $75 million of a series of InterCel non-voting preferred stock that is convertible after four years. The purchase of InterCel preferred stock is being financed through internally generated funds, the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness.

     SCANA Petroleum Resources, Inc. (SPR) and Fina Oil and Chemical Company (Fina) have entered into a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. SPR and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity is financed largely with internal cash flows from the existing SPR operations.

     On April 22, 1996, SPR closed a $46.7 million sale of substantially all of its oil and gas properties in the state of Oklahoma to ONEOK Resources Company, a subsidiary of ONEOK, Inc. Under the full cost method of accounting, the sale resulted in an adjustment of the Company's oil and gas reserves and associated costs and did not result in any gain or loss. There was no material affect on SPR's cost per barrel equivalent of reserves. Following the sale, over 95 percent of its remaining reserves are located on properties in East Texas, Louisiana, Mississippi and other onshore and offshore Gulf Coast areas. SPR 's long-term operating strategy will be focused on these areas.

     The Company anticipates that the remainder of its 1996 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended March 31, 1996 was 3.23.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                      SCANA CORPORATION
                    Results of Operations
             For the Three Months Ended March 31, 1996
           As Compared to the Corresponding Periods in 1995

Earnings and Dividends

     Net income for the three months ended March 31, 1996 increased approximately $17.5 million, when compared to the corresponding periods in 1995. The primary factors accounting for the improved earnings performance were a higher electric margin and a non-recurring after-tax gain of $5.7 million reported by SCI as a result of the business combination of Powertel PCS Partners and Intercel, Inc. in February 1996. Improved earnings at SPR also contributed to the increase in net income. SPR recorded a net income of $5.2 million for the three months ended March 31, 1996 and a net loss of $0.8 million for the three months ended March 31, 1995.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3% and 6% of income before income taxes for the three months ended March 31, 1996 and 1995, respectively.

     On February 20, 1996 the Company's Board of Directors declared a quarterly dividend on common stock of 36 3/4 cents per share, for the quarter ended March 31, 1996. The dividend was paid on April 1, 1996 to common stockholders of record on March 8, 1996.

     On April 25, 1996, the Company's Board of Directors declared a quarterly dividend on common stock of 36 3/4 cents per share for the quarter ended June 30, 1996. The dividend is payable on July
1, 1996 to common stockholders of record on June 10, 1996.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1996, when compared to the corresponding periods in 1995, was as follows:


                                                  Three Months
                                                Change    % Change
                                               (Millions)

Electric operating revenues                      $31.6       13.7
Less:  Fuel used in electric
         generation                                5.2        9.9
       Purchased power                             1.1      176.6

Margin                                           $25.3       14.2

     The electric sales margin increased for the three months ended March 31, 1996 compared to the corresponding period in 1995 primarily as a result of the combined impact of colder weather in the first quarter of 1996 and the rate increase received by SCE&G in January, 1996.











13



PAGE 14


     The change in the gas sales margin for the three months ended March 31, 1996 compared to the corresponding period in 1995, was as follows:


                                                         Three Months
                                                       Change    % Change
                                                     (Millions)

Gas operating revenues                                 $18.7        16.6
Less:  Gas purchased for resale                         21.1        32.3

Margin                                                 $(2.4)       (5.0)


     The decrease in the gas sales margin is primarily a result of higher gas costs and curtailments imposed on interruptible industrial customers as a result of abnormally cold weather.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1996 compared to the corresponding periods in 1995 are presented in the following table:


                                                   Three Months
                                                Change    % Change
                                              (Millions)

Other operation and maintenance                 $ 0.3         0.4
Depreciation and amortization                     5.0        16.3
Income taxes                                      5.4        18.7
Other taxes                                       1.8         8.4

Total                                           $12.5         8.2


     Other operation and maintenance expenses for the three months ended March 31, 1996 increased slightly from 1995 levels. Higher employee benefit costs were substantially offset by lower costs of administrative and general salaries and by cost reductions in other areas. Increases in depreciation and amortization expenses for the three months reflect additions to plant in service. The increase in income tax expense corresponds to the increase in operating income. The increase in other taxes reflects higher property taxes resulting from higher millages and assessments, partially offset by lower payroll taxes resulting from early retirements of employees.

Other Income

     Other income, net of income taxes, for the three months ended March 31, 1996 increased $7.9 million, compared to the corresponding period of 1995. The increase is due primarily to the gain reported by MPX and the improved earnings performance of SPR in the first quarter of 1996 as discussed under "Earnings and Dividends" on page 13.

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


                                        SCANA CORPORATION
                                          (Registrant)



May 14, 1996                           By:  s/K. B. Marsh
                                       K. B. Marsh, Vice President - Finance,
                                       Chief Financial Officer and Controller

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


19