Form 10-Q
period 1996-06-30
SCANA CORP
filed 1996-08-13
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                                      WASHINGTON, DC 20549


                                            FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


           For the quarterly period ended   June 30, 1996

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

           104,974,417 Common Shares, without par value, as of June 30, 1996

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1996
              and December 31, 1995....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended June 30, 1996 and 1995.............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended June 30, 1996 and 1995.............................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  16

     Item 4.  Submission of Matters to a Vote of Security-Holders......  16

     Item 6.  Exhibits and Reports on Form 8-K.........................  16

     Signatures........................................................  17

     Exhibit Index.....................................................  18


                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                          As of June 30, 1996 and December 31, 1995
                                         (Unaudited)

                                                                 June 30,      December 31,
                                                                   1996           1995
                                                                  (Thousands of Dollars)
ASSETS
Utility Plant:
  Electric...................................................   $3,975,810     $3,539,068
  Gas........................................................      495,282        484,752
  Transit....................................................        3,824          3,768
  Common.....................................................       88,060         91,616
    Total....................................................    4,562,976      4,119,204
  Less accumulated depreciation and amortization.............    1,471,380      1,367,541
    Total....................................................    3,091,596      2,751,663
  Construction work in progress..............................      292,928        644,661
  Nuclear fuel, net of accumulated amortization..............       43,342         46,492
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       24,509         26,172
       Utility Plant, Net....................................    3,452,375      3,468,988

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      334,108        314,207

Current Assets:
  Cash and temporary cash investments........................       32,544         16,082
  Receivables................................................      231,896        211,173
  Inventories (at average cost):
    Fuel.....................................................       40,812         61,499
    Materials and supplies...................................       51,561         47,674
  Prepayments................................................       24,984         15,870
  Accumulated deferred income taxes..........................       19,759         20,186
       Total Current Assets..................................      401,556        372,484

Deferred Debits:
  Emission allowances........................................       30,400         28,514
  Unamortized debt expense...................................       12,820         13,432
  Unamortized deferred return on plant investment............        4,246          6,369
  Nuclear plant decommissioning fund.........................       39,132         36,070
  Other......................................................      331,261        294,362
       Total Deferred Debits.................................      417,859        378,747
                 Total.......................................   $4,605,898     $4,534,426

See notes to consolidated financial statements.



                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1996 and December 31, 1995
                                       (Unaudited)

                                                                  June 30,      December 31,
                                                                    1996           1995
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,093,497     $1,056,689
    Retained earnings........................................       528,192        497,991
     Total Common Equity.....................................     1,621,689      1,554,680
  Preferred Stock of Subsidiary (not subject to purchase
    or sinking funds)........................................        26,027         26,027
     Total Stockholders' Investment..........................     1,647,716      1,580,707
Preferred Stock of Subsidiary, net (subject to purchase
  or sinking funds)..........................................        44,260         46,243
Long-term debt, net..........................................     1,548,012      1,588,879
       Total Capitalization..................................     3,239,988      3,215,829

Current Liabilities:
  Short-term borrowings......................................       131,245        112,524
  Current portion of long-term debt..........................        98,202         40,983
  Current portion of preferred stock.........................         2,435          2,439
  Accounts payable...........................................       130,462        138,778
  Customer deposits..........................................        14,259         13,643
  Taxes accrued..............................................        40,421         66,914
  Interest accrued...........................................        26,731         25,884
  Dividends declared.........................................        40,337         39,056
  Other......................................................        14,093         14,625
       Total Current Liabilities.............................       498,185        454,846

Deferred Credits:
  Accumulated deferred income taxes..........................       558,896        542,022
  Accumulated deferred investment tax credits................        85,897         87,719
  Accumulated reserve for nuclear plant decommissioning......        39,132         36,070
  Other......................................................       183,800        197,940
       Total Deferred Credits................................       867,725        863,751
                 Total.......................................    $4,605,898     $4,534,426



See notes to consolidated financial statements.





                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended June 30, 1996 and 1995
                                    (Unaudited)

                                             Three Months Ended         Six Months Ended
                                                   June 30,                June 30,
                                              1996          1995       1996         1995
                                           (Thousands of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric.................................. $269,380     $239,004    $531,527    $469,578
  Gas.......................................   80,113       71,116     212,018     184,275
  Transit...................................      893        1,016       1,803       2,043
      Total Operating Revenues..............  350,386      311,136     745,348     655,896

OPERATING EXPENSES:
  Fuel used in electric generation..........   66,697       54,273     124,131     106,124
  Purchased power...........................    4,015        6,708       5,756       7,337
  Gas purchased for resale..................   54,482       44,958     140,586     110,363
  Other operation...........................   57,694       57,599     113,913     113,729
  Maintenance...............................   18,292       15,746      33,261      30,536
  Depreciation and amortization.............   37,057       30,740      72,847      61,519
  Income taxes..............................   22,766       19,743      57,030      48,602
  Other taxes...............................   22,936       20,357      45,992      41,628
      Total Operating Expenses..............  283,939      250,124     593,516     519,838

OPERATING INCOME............................   66,447       61,012     151,832     136,058

OTHER INCOME:
  Allowance for equity funds used
    during construction.....................    1,601        2,455       3,306       4,923
  Other income, net of income taxes.........    2,556      (15,358)     16,296      (9,530)
      Total Other Income....................    4,157      (12,903)     19,602      (4,607)

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS.................   70,604       48,109     171,434     131,451

INTEREST CHARGES (CREDITS):
  Interest expense..........................   32,356       33,819      64,951      67,171
  Allowance for borrowed funds used
    during construction.....................   (1,420)      (2,726)     (3,369)     (5,434)
      Total Interest Charges, Net...........   30,936       31,093      61,582      61,737

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY...................   39,668       17,016     109,852      69,714
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)..............   (1,368)      (1,430)     (2,739)     (2,864)
NET INCOME..................................   38,300       15,586     107,113      66,850
RETAINED EARNINGS AT BEGINNING OF PERIOD....  528,470      488,788     497,991     472,371
COMMON STOCK CASH DIVIDENDS DECLARED........  (38,578)     (35,127)    (76,912)    (69,974)
RETAINED EARNINGS AT END OF PERIOD.......... $528,192     $469,247    $528,192    $469,247

NET INCOME.................................. $ 38,300     $ 15,586    $107,113    $ 66,850
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS)
    (Note 1C)...............................  104,824       97,414     104,491      97,026
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK........................... $    .37     $    .16    $   1.03    $    .69
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK............................. $  .3675     $    .36    $  .7350    $    .72


See notes to consolidated financial statements.







                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended June 30, 1996 and 1995
                                     (Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                               1996           1995
                                                              (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................   $ 107,113       $  66,850
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............      92,440         112,742
    Amortization of nuclear fuel........................       7,933           9,488
    Deferred income taxes, net..........................      16,981          (4,686)
    Deferred investment tax credits, net................      (1,822)         (1,815)
    Net regulatory asset - adoption of SFAS No. 109.....        (185)         (1,381)
    Dividends declared on preferred stock of subsidiary.       2,739           2,864
    Equity in (earnings) losses of investees............      (2,133)         (1,414)
    Nuclear refueling accrual...........................      (2,697)          3,479
    Allowance for funds used during construction........      (6,675)        (10,357)
    Unamortized loss on reacquired debt.................       1,436          (3,959)
    Over (under) collections, fuel adjustment clauses...        (443)         24,693
    Early retirements...................................      (5,920)        (16,684)
    Emission allowances, net of AFC.....................      (1,885)         (2,645)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................     (20,723)          9,175
     (Increase) decrease in inventories.................      16,800           6,992
     (Increase) decrease in prepayments.................      (9,114)         (2,721)
     Increase (decrease) in accounts payable............      (8,316)        (32,844)
     Increase (decrease) in taxes accrued...............     (26,493)        (28,722)
     Increase (decrease) in interest accrued ...........         847             716
    Other, net..........................................      17,168             (89)
Net Cash Provided From Operating Activities.............     177,051         129,682

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................    (102,332)       (142,890)
  Sale of interest in oil and gas properties............      42,554            -
  Increase in other property and investments............     (92,972)        (62,178)
Net Cash Used For Investing Activities..................    (152,750)       (205,068)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of First Mortgage Bonds....................        -             99,583
    Issuance of notes and loans.........................      60,000          60,000
    Issuance of other long-term debt....................      30,720          64,254
    Issuance of common stock............................      37,083          32,910
  Repayments:
    First and Refunding Mortgage Bonds..................     (22,000)        (48,779)
    Redemption of notes.................................     (61,912)        (58,864)
    Preferred stock.....................................      (1,987)         (2,094)
  Dividend payments:
    Common stock........................................     (75,638)        (68,731)
    Preferred stock of subsidiary.......................      (2,747)         (2,906)
  Short-term borrowings, net............................      18,721          (3,637)
  Fuel and emission allowance financings, net...........       9,921           3,935
Net Cash Provided From (Used For) Financing Activities..      (7,839)         75,671
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................      16,462             285
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      16,082          12,938
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30..........   $  32,544       $  13,223

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $3,369 and $5,434).......   $  62,791       $  65,583
                - Income taxes..........................      40,337          45,501

See notes to consolidated financial statements.



                       SCANA CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         June 30, 1996
                          (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                 A.   Principles of Consolidation

                 The accounts of SCANA Corporation and its wholly owned subsidiaries (Company) are consolidated in the accompanying Consolidated Financial Statements. Certain investments are reported using the equity method of accounting. Significant intercompany balances and transactions have been eliminated in consolidation in compliance with Statement of Financial Accounting Standards No. 71 "Accounting for the Effects of Certain Types of Regulation" which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate making process is probable.

                 B.  Basis of Accounting

                 The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of June 30, 1996, approximately $240 million and $60 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $86 million and $60 million, respectively. The electric regulatory assets of approximately $130 million (excluding accumulated deferred income tax assets) are being recovered through rates and, as discussed in Note 2, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $71 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded.

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

                 2.RATE MATTERS:

                 With respect to rate matters at June 30, 1996, reference is made to Note 2 of Notes to Consolidated Financial Statements in The Company's Annual Report on Form 10-K for the year ended December 31, 1995. On July 10, 1995 SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding accumulated deferred income tax assets) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

3.               RETAINED EARNINGS:

                 The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1996 approximately $15.1 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

4.               COMMITMENTS AND CONTINGENCIES:

                 With respect to commitments at June 30, 1996, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in The Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant changes have occurred with respect to those matters as reported therein, except with regard to the Calhoun Park area site discussed in Note 4B below.

                 Contingencies at June 30, 1996 are as follows:

                 A.  Nuclear Insurance

                 The Price-Anderson Indemnification Act, which deals with the Company's public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-
thirds  ownership of  Summer Station, would  be
                 approximately $52.9 million per incident but not more than $6.7 million per year.

                 SCE&G currently maintains policies (for itself and on behalf of the PSA) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed 7 1/2 times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $8.7 million.

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

                 B.  Environmental

                 The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $16 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed in the following paragraphs.

                 SCE&G, the Company's principal subsidiary, owns four decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

                 In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation report was submitted to the EPA in February 1995. SCE&G is currently resolving the comments of the EPA and other regulatory agencies related to the draft.

                           SCE&G is also working with the City of Charleston to
                 investigate possible contamination which may have migrated to the City's aquarium site from the manufactured gas plant. In 1994 the City of Charleston notified SCE&G that it considers SCE&G to be responsible for a projected $43.5 million increase in costs of the aquarium project attributable to delays resulting from contamination of the Calhoun Park area site. In May 1996 the City of Charleston and the Company agreed to settle all environmental claims the City may have against the Company involving the Calhoun Park area for a payment of $26 million over four years by the Company to the City. The settlement was executed by the City of Charleston and the Company on August 7, 1996 along with a 30-year electric franchise agreement. The amount of the settlement will be recovered through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. The Company does not expect the settlement to have a material impact on the Company's financial position or results of operations.

                 C.  SCANA Communications, Inc. Guarantee

                 A percentage of the projected annual revenues for the years 1996-2003 of certain fiber optic routes of a joint venture between SCANA Communications, Inc. (SCI), formerly MPX Systems, Inc., and a subsidiary of ITC Holding Company, Inc., a Georgia-based telecommunications holding company, has been guaranteed by SCI. The amount of such guarantee over the remaining portion of the eight-year period net of $27.2 million for revenue contracts obtained by the joint venture, is approximately $16.3 million.

                           SCANA CORPORATION
                MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The pace of deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC and the Federal Energy Regulatory Commission (FERC) in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing
for wholesale transmission access.   In April, 1996 the FERC issued
Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately 5% of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of SCE&G's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. In May 1996 the FERC approved SCE&G's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. The FERC also approved SCANA Energy Marketing's (SEM) application to become a power marketer. That designation will allow SEM, a subsidiary of the Company and a natural gas marketer, to buy and sell large blocks of electric
capacity in wholesale markets.   The Company believes that these
actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $240 million and $60 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $86 million and $60 million, respectively, on its balance sheet at June 30, 1996.



        Material Changes in Capital Resources and Liquidity
             From December 31, 1995 to June 30, 1996

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

     On July 10, 1995 SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding accumulated deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the six months ended June 30, 1996 and 1995:


                                                     Six Months Ended
                                                         June 30,
                                                    1996         1995
                                                   (Thousands of Dollars)

Net cash provided from operating activities       $177,051     $129,682
Net cash provided from (used for)
  financing activities                              (7,839)      75,671
Cash provided from sale of oil and
  gas properties                                    42,554         -
Cash and temporary cash investments available
  at the beginning of the period                    16,082       12,938

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $227,848     $218,291


Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $102,332     $142,890

Funds used for nonutility property
  additions                                       $ 12,357     $ 11,474

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

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, the City will receive from SCE&G $25 million paid over seven years and SCE&G will donate to the City the existing transit assets in Charleston. The City has also agreed to settle environmental claims it may have against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's. SCE&G will pay the City $26 million over a four-year period to settle all claims. As part of the environmental settlement, SCE&G has agreed to construct an 1100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. SCE&G will contribute up to $500,000 per year to the City to defray the cost of underground wiring or other nonstandard service projects within scenic or historic districts of the City, which amounts will be matched by city funds. The City has agreed to limit such projects to those which can be paid for out of a combined pool of funds created by SCE&G's and the City's contributions. It is anticipated that the Company's payments for underground wiring/nonstandard service will be treated as investments in the electric distribution rate base by the Company's regulators.

     The Company and Westvaco Corporation have formed a limited liability company, Cogen South LLC, which will build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, S. C. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable SCE&G to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen
South LLC by banks.   In addition to the cogeneration partnership,
Westvaco has entered into a 20-year contract with SCE&G for all its electricity requirements at SCE&G's standard industrial rate. Construction of the plant is scheduled to begin in August 1996 and the plant is expected to be operational in the fall of 1998.

     SCANA Communications, Inc., (SCI) a wholly owned subsidiary of SCANA, through a joint venture with a subsidiary of ITC Holding Company, Inc., a Georgia-based telecommunications holding company, has constructed a fiber optic network through Texas, Louisiana, Mississippi, Alabama and Georgia. The network, which cost approximately $70 million, consists of more than 900 miles of fiber optic lines. SCI holds an approximate 17% interest in InterCel, Inc. (InterCel), a publicly traded telecommunications company providing services in Georgia, Alabama and Maine. On March 6, 1996 InterCel entered into a definitive agreement with GTE Mobilnet Incorporated (GTE) to purchase GTE's PCS license for the Atlanta MTA. Closing of the InterCel purchase occurred on June 28, 1996. InterCel financed the purchase principally through a private placement of convertible preferred stock. SCI purchased $75 million of a series of InterCel non-voting preferred stock that is convertible to InterCel common stock after four years.

     SCANA Petroleum Resources, Inc. (SPR) and Fina Oil and Chemical Company (Fina) are parties to a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. SPR and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity is financed largely with internal cash flows from the existing SPR operations. Drilling activities are expected to begin during the fourth quarter of 1996.

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

     The ratio of earnings to fixed charges for the twelve months ended June 30, 1996 was 3.51.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.




13


<PAGE 14>

                      SCANA CORPORATION
                    Results of Operations
          For the Three and Six Months Ended June 30, 1996
          As Compared to the Corresponding Periods in 1995

Earnings and Dividends

     Net income for the three and six months ended June 30, 1996 increased approximately $22.7 million and $40.3 million, respectively, when compared to the corresponding periods in 1995. The primary factors accounting for the improved earnings performance were higher electric margins and improved earnings at SPR which more than offset increases in operating expenses. SPR's net income for the three and six months ended June 30, 1996 increased by approximately $21.3 million and $27.4 million, respectively, when compared to the corresponding periods in 1995.
A non-recurring after-tax gain of $5.7 million reported by SCI as a result of the business combination of Powertel PCS Partners and Intercel, Inc. in February 1996 is included in reported net income for the six months ended June 30, 1996.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 8% of income before income taxes for the six months ended June 30, 1996 and 1995, respectively.

     On February 20, 1996 the Company's Board of Directors declared a quarterly dividend on common stock of 36 3/4 cents per share, for the quarter ended March 31, 1996. The dividend was paid on April 1, 1996 to common stockholders of record on March 8, 1996.

     On April 25, 1996 the Company's Board of Directors declared a quarterly dividend on common stock of 36 3/4 cents per share for the quarter ended June 30, 1996. The dividend was paid on July 1, 1996 to common stockholders of record on June 10, 1996.

Sales Margins

     The changes in the electric sales margins for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995, were as follows:


                                    Three Months            Six Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $30.4       12.7      $61.9       13.2
Less:  Fuel used in electric
         generation                12.4       22.9       18.0       17.0
       Purchased power             (2.7)     (40.1)      (1.6)     (21.5)

Margin                            $20.7       11.6      $45.5       12.8

     The electric sales margins increased for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995 as a result of the combined impact of weather, the rate increase received by SCE&G in January 1996 and economic growth factors.

     The changes in the gas sales margins for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995, were as follows:


                                      Three Months            Six Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)

Gas operating revenues            $ 9.0       12.6        $27.7       15.1
Less:  Gas purchased for resale     9.5       21.2         30.2       27.4

Margin                            $(0.5)      (2.0)       $(2.5)      (3.4)


     The decreases in the gas sales margins are primarily a result of higher gas costs and curtailments imposed on interruptible industrial customers as a result of abnormally cold weather in the first quarter of 1996.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1996, when compared to the corresponding periods in 1995 are presented in the following table:




                                     Three Months             Six Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)

Other operation and maintenance   $ 2.7       3.6         $ 2.9        2.0
Depreciation and amortization       6.3      20.6          11.3       18.4
Income taxes                        3.0      15.3           8.4       17.3
Other taxes                         2.6      12.7           4.4       10.5


Total                             $14.6      10.1         $27.0        9.1


     Other operation and maintenance expenses for the three and six months ended June 30, 1996 increased from 1995 levels primarily as a result of higher production costs attributable to the Cope Plant which was brought on line in January 1996. Increases in depreciation and amortization expenses for the three and six months comparisons reflect the addition of the Cope Plant and other additions to plant in service. The increases in income tax expense correspond to the increases in operating income. The increases in other taxes reflect higher property taxes resulting from property additions and higher millages and assessments.

Other Income

     Other income, net of income taxes, for the three and six months ended June 30, 1996 increased $17.9 million and $25.8 million, respectively, when compared to the corresponding periods of 1995. The increases are due primarily to the improved earnings performance of SPR attributable to a noncash reserve adjustment recorded in the second quarter of 1995 and to higher gas prices and lower production costs. The gain reported by SCI, discussed under "Earnings and Dividends", is included in other income reported for the six months ended June 30, 1996.

Interest Charges

Interest expense, excluding the debt component of AFC, for the three and six months ended June 30, 1996 decreased $1.5 million and $2.2 million, respectively, when compared to the corresponding periods in 1995 primarily as a result of reductions in outstanding debt.

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

Item 4.    Submission of Matters to a Vote of Security-Holders

                  The Annual Meeting of the Shareholders of SCANA Common Stock (No Par Value) was held on April 25, 1996. The following matters were voted upon at the meeting.

              1. To elect four (4) directors for the terms specified in the Proxy Statement.



                               Number of      Number of Shares        Total
                             Shares Voting      Voting to             Shares
Nominee                         For          Withhold Authority       Voted

Bill L. Amick                 89,540,577         1,312,210          90,852,787
William T. Cassels, Jr.       89,513,004         1,339,783          90,852,787
Hugh M. Chapman               89,559,366         1,293,421          90,852,787
Lawrence M. Gressette, Jr.    89,520,147         1,332,640          90,852,787

            2. To approve the appointment of Deloitte & Touche LLP as independent accountants for the Corporation

                                               Number
                                                 of
                                               Shares

                          FOR                90,171,750
                          AGAINST               322,892
                          ABSTAIN               358,145
                          TOTAL              90,852,787

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



                             SCANA CORPORATION
                               (Registrant)



August 13, 1996        By:  s/K. B. Marsh
                            K. B. Marsh, Vice President - Finance,
                            Chief Financial Officer and Controller

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

       B. Articles of Amendment dated April 27, 1995
          (Exhibit 4-B to Registration Statement No.
          33-62421)...............................................   #

       C. Copy of By-Laws of SCANA Corporation as revised
          and amended on June 18, 1996 (Filed herewith)...........   21

    4. Instruments Defining the Rights of Security Holders,
       Including Indentures
       A. Articles of Exchange of South Carolina
          Electric & Gas Company and SCANA Corporation
          (Exhibit 4-A to Post-Effective Amendment No. 1
          to Registration Statement No. 2-90438)..................   #
       B. Indenture dated as of November 1, 1989 to
          The Bank of New York, Trustee (Exhibit 4-A
          to Registration No. 33-32107)...........................   #
       C. Indenture dated as of January 1, 1945, from
          the South Carolina Power Company (the "Power
          Company") to Central Hanover Bank and Trust
          Company, as Trustee, as supplemented by three
          Supplemental Indentures dated respectively as
          of May 1, 1946, May 1, 1947 and July 1, 1949
          (Exhibit 2-B to Registration No. 2-26459)...............   #
       D. Fourth Supplemental Indenture dated as of
          April 1, 1950, to Indenture referred to in
          Exhibit 4C, pursuant to which the Company
          assumed said Indenture (Exhibit 2-C to
          Registration No. 2-26459)...............................   #
       E. Fifth through Fifty-second Supplemental
          Indenture referred to in Exhibit 4C dated
          as of the dates indicated below and filed
          as exhibits to the Registration Statements
          and 1934 Act reports whose file numbers are
          set forth below.........................................   #



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





20