Form 10-Q
period 1996-09-30
SCANA CORP
filed 1996-11-12
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549


                               FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended   September 30, 1996

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

      105,559,482 Common Shares, without par value, as of September 30, 1996

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 1996
              and December 31, 1995....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended September 30, 1996 and 1995........   5

              Consolidated Statements of Cash Flows for the Periods
              Ended September 30, 1996 and 1995........................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  10

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  15

     Item 6.  Exhibits and Reports on Form 8-K.........................  15

     Signatures........................................................  16

     Exhibit Index.....................................................  17

                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                          As of September 30, 1996 and December 31, 1995
                                         (Unaudited)

                                                               September 30,   December 31,
                                                                   1996           1995
                                                                  (Thousands of Dollars)
ASSETS
Utility Plant:
  Electric...................................................   $4,018,316     $3,539,068
  Gas........................................................      495,959        484,752
  Transit....................................................        4,106          3,768
  Common.....................................................       88,160         91,616
    Total....................................................    4,606,541      4,119,204
  Less accumulated depreciation and amortization.............    1,502,187      1,367,541
    Total....................................................    3,104,354      2,751,663
  Construction work in progress..............................      322,529        644,661
  Nuclear fuel, net of accumulated amortization..............       38,573         46,492
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       25,425         26,172
       Utility Plant, Net....................................    3,490,881      3,468,988

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      337,674        314,207

Current Assets:
  Cash and temporary cash investments........................       32,396         16,082
  Receivables................................................      234,272        211,173
  Inventories (at average cost):
    Fuel.....................................................       46,472         61,499
    Materials and supplies...................................       50,414         47,674
  Prepayments................................................       13,622         15,870
  Accumulated deferred income taxes..........................       19,799         20,186
       Total Current Assets..................................      396,975        372,484

Deferred Debits:
  Emission allowances........................................       30,428         28,514
  Unamortized debt expense...................................       12,547         13,432
  Unamortized deferred return on plant investment............        3,184          6,369
  Nuclear plant decommissioning fund.........................       40,663         36,070
  Other......................................................      334,631        294,362
       Total Deferred Debits.................................      421,453        378,747
                 Total.......................................   $4,646,983     $4,534,426


See notes to consolidated financial statements.





                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1996 and December 31, 1995
                                       (Unaudited)

                                                                September 30,  December 31,
                                                                    1996           1995
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,108,918     $1,056,689
    Retained earnings........................................       559,362        497,991
     Total Common Equity.....................................     1,668,280      1,554,680
  Preferred Stock of Subsidiary (not subject to purchase
    or sinking funds)........................................        26,027         26,027
     Total Stockholders' Investment..........................     1,694,307      1,580,707
Preferred Stock of Subsidiary, net (subject to purchase
  or sinking funds)..........................................        43,354         46,243
Long-term debt, net..........................................     1,522,895      1,588,879
       Total Capitalization..................................     3,260,556      3,215,829
Current Liabilities:
  Short-term borrowings......................................       103,522        112,524
  Current portion of long-term debt..........................       101,329         40,983
  Current portion of preferred stock.........................         2,453          2,439
  Accounts payable...........................................       116,374        138,778
  Customer deposits..........................................        14,825         13,643
  Taxes accrued..............................................        89,732         66,914
  Interest accrued...........................................        31,015         25,884
  Dividends declared.........................................        40,552         39,056
  Other......................................................         9,577          8,071
       Total Current Liabilities.............................       509,379        448,292

Deferred Credits:
  Accumulated deferred income taxes..........................       557,501        542,022
  Accumulated deferred investment tax credits................        84,986         87,719
  Accumulated reserve for nuclear plant decommissioning......        40,663         36,070
  Other......................................................       193,898        204,494
       Total Deferred Credits................................       877,048        870,305
                 Total.......................................    $4,646,983     $4,534,426




See notes to consolidated financial statements.






                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended September 30, 1996 and 1995
                                    (Unaudited)

                                             Three Months Ended         Nine Months Ended
                                                September 30,             September 30,
                                              1996          1995       1996         1995
                                           (Thousands of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric............................... $329,038     $307,620    $  860,565    $  777,198
  Gas....................................   72,329       64,960       284,347       249,235
  Transit................................      917          896         2,720         2,939
      Total Operating Revenues...........  402,284      373,476     1,147,632     1,029,372

OPERATING EXPENSES:
  Fuel used in electric generation.......   70,584       67,120       194,714       173,244
  Purchased power........................    3,381        4,869         9,137        12,207
  Gas purchased for resale...............   50,504       40,679       191,090       151,042
  Other operation........................   60,594       56,063       174,507       169,792
  Maintenance............................   16,979       14,451        50,241        44,987
  Depreciation and amortization..........   37,054       31,185       109,901        92,704
  Income taxes...........................   42,585       42,561        99,615        91,163
  Other taxes............................   22,877       21,110        68,868        62,737
      Total Operating Expenses...........  304,558      278,038       898,073       797,876

OPERATING INCOME.........................   97,726       95,438       249,559       231,496

OTHER INCOME:
  Allowance for equity funds used
    during construction..................    1,965        2,735         5,272         7,659
  Other income, net of income taxes......    2,133        1,671        18,428        (7,859)
      Total Other Income.................    4,098        4,406        23,700          (200)

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS..............  101,824       99,844       273,259       231,296

INTEREST CHARGES (CREDITS):
  Interest expense.......................   32,085       33,979        97,036       101,150
  Allowance for borrowed funds used
    during construction..................   (1,575)      (3,580)       (4,944)       (9,014)
      Total Interest Charges, Net........   30,510       30,399        92,092        92,136


INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY................   71,314       69,445       181,167       139,160
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)...........   (1,351)      (1,416)       (4,090)       (4,280)
NET INCOME...............................   69,963       68,029       177,077       134,880
RETAINED EARNINGS AT BEGINNING OF PERIOD.  528,192      469,247       497,991       472,371
COMMON STOCK CASH DIVIDENDS DECLARED.....  (38,793)     (35,440)     (115,706)     (105,415)
RETAINED EARNINGS AT END OF PERIOD....... $559,362     $501,836    $  559,362    $  501,836

NET INCOME............................... $ 69,963     $ 68,029    $  177,077    $  134,880
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS)
    (Note 1C)............................  105,447       98,562       104,812        97,544
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK........................ $    .66     $    .69    $     1.69    $     1.38
   CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK.......................... $  .3675     $   .360    $   1.1025    $    1.080


See notes to consolidated financial statements.







                                 SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended September 30, 1996 and 1995
                                     (Unaudited)
                                                                Nine Months Ended
                                                                  September 30,
                                                               1996           1995
                                                              (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................   $ 177,077       $ 134,880
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............     135,875         154,376
    Amortization of nuclear fuel........................      13,282           5,264
    Deferred income taxes, net..........................       8,647         (10,461)
    Deferred investment tax credits, net................      (2,733)         (2,723)
    Dividends declared on preferred stock of subsidiary.       4,090           4,280
    Equity in (earnings) losses of investees............      (2,721)           (349)
    Nuclear refueling accrual...........................      (2,723)          5,218
    Allowance for funds used during construction........     (10,216)        (16,673)
    Unamortized loss on reacquired debt.................        (107)         (3,636)
    Over (under) collections, fuel adjustment clauses...      (2,025)         20,750
    Early retirements...................................      (4,766)        (21,291)
    Emission allowances, net of AFC.....................      (1,885)         (7,593)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................     (23,099)         (9,724)
     (Increase) decrease in inventories.................      12,287           3,241
     (Increase) decrease in prepayments.................       2,248           4,209
     Increase (decrease) in accounts payable............     (22,404)        (47,598)
     Increase (decrease) in taxes accrued...............      22,818          31,710
     Increase (decrease) in interest accrued ...........       5,131           8,618
    Other, net..........................................      27,628          17,537
Net Cash Provided From Operating Activities.............     336,404         270,035

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................    (151,428)       (182,373)
  Sale of interests in oil and gas properties...........      42,554            -
  Increase in other property and investments............    (104,041)        (67,532)
Net Cash Used For Investing Activities..................    (212,915)       (249,905)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of First Mortgage Bonds....................        -             99,583
    Issuance of notes and loans.........................      60,000          28,170
    Issuance of other long-term debt....................        -             61,019
    Issuance of common stock............................      53,231         155,498
  Repayments:
    First and Refunding Mortgage Bonds..................     (22,000)        (48,779)
    Redemption of notes.................................     (63,158)        (63,917)
    Other long-term debt................................      (1,318)        (11,300)
    Preferred stock.....................................      (2,876)         (2,846)
  Dividend payments:
    Common stock........................................    (114,217)       (103,858)
    Preferred stock of subsidiary.......................      (4,111)         (4,336)
  Short-term borrowings, net............................      (9,002)        (37,937)
  Fuel and emission allowance financings, net...........      (3,724)           (247)
Net Cash Provided From (Used For) Financing Activities..    (107,175)         71,050
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................      16,314          91,180
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      16,082          12,938
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.....   $  32,396       $ 104,118

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4,944 and $9,014).......   $  89,596       $  90,893
                - Income taxes..........................      65,313          49,411
NONCASH FINANCING ACTIVITIES:
  City of Charleston Franchise Fee......................      25,000            -

See notes to consolidated financial statements.


                               SCANA CORPORATION
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              September 30, 1996
                                   (Unaudited)

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

     B.  Basis of Accounting

     The Company prepares its financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation." The accounting standard allows cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 1996, approximately $239 million and $63 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $86 million and $59 million, respectively. The electric regulatory assets of approximately $123 million (excluding accumulated deferred income tax assets) are being recovered through rates and, as discussed in Note 2, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $67 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded.

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

     2.RATE MATTERS:

     With respect to rate matters at September 30, 1996, reference is made to
     Note 2 of Notes to Consolidated Financial Statements in The Company's Annual Report on Form 10-K for the year ended December 31, 1995. On July 10, 1995 SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding accumulated deferred income tax assets) and the transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved.
     The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitutes approximately 5% of the Company's electric revenues.

3.   RETAINED EARNINGS:

     The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1996 approximately $15.5 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

4.   COMMITMENTS AND CONTINGENCIES:

     With respect to commitments at September 30, 1996, reference is made to
     Note 10 of Notes to Consolidated Financial Statements appearing in The Company's Annual Report on Form 10-K for the year ended December 31, 1995. No significant changes have occurred with respect to those matters as reported therein, except with regard to the Calhoun Park area site discussed in Note 4B below.

     Contingencies at September 30, 1996 are as follows:

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

   B.  Environmental

   The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $16 million) and are being amortized and recovered through rates over a ten-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

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

   In addition, contamination may have migrated to the City's aquarium site from the manufactured gas plant. In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years by SCE&G to the City. SCE&G expects to recover the amount of the settlement through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. SCE&G is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers. The Company does not expect the settlement to have a material impact on the Company's financial position or results of operations.

   C.  SCANA Communications, Inc. Guarantee

   A percentage of the projected annual revenues for the years 1996-2003 of certain fiber optic routes of a joint venture between SCANA Communications, Inc. (SCI), formerly MPX Systems, Inc., and a subsidiary of ITC
   Holding Company, Inc., a Georgia-based telecommunications holding company, has been guaranteed by SCI. The amount of such guarantee over the remaining portion of the eight-year period, net of $22.2 million for revenue contracts obtained by the joint venture, is approximately $19.9 million.

                              SCANA CORPORATION
                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   General

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulatory protection. Future deregulation of electric wholesale and retail markets will create opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. The paceof deregulation, the future market price of electricity, and the regulatory actions which may be taken by the PSC and the Federal Energy Regulatory Commission (FERC) in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric
utilities by providing for wholesale transmission access.   In April, 1996 the
FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately 5% of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved
(as discussed under "Liquidity and Capital Resources") the accelerated recovery of SCE&G's electric regulatory assets and the shift of depreciation reserves from transmission and distribution assets to nuclear production assets. The shift of depreciation reserves was not approved by the FERC. In May 1996 the FERC approved SCE&G's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. The FERC also approved SCANA Energy Marketing's (SEM) application to become a power marketer. That designation will allow SEM, a subsidiary of the Company and a natural gas marketer, to buy and sell large
blocks of electric capacity in wholesale markets.   The Company believes that
these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. The Company reported approximately $239 million and $63 million of regulatory assets and liabilities, respectively, including amounts recorded for accumulated deferred income tax assets and liabilities of approximately $86 million and $59 million, respectively, on its balance sheet at September 30, 1996.

             Material Changes in Capital Resources and Liquidity
                 From December 31, 1995 to September 30, 1996

Liquidity and Capital Resources
     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demands for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries expand their construction programs, it is necessary to seek increases in rates. As a result, the Company's financial position and results of operations are affected by the regulated subsidiaries' ability to obtain adequate and timely rate relief and in the future will be dependent on the Company's ability to compete in a deregulated environment (see "Competition").

     On July 10, 1995 SCE&G filed an application with the PSC for an increase in retail electric rates. On January 9, 1996 the PSC issued an order granting SCE&G an increase of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase is being implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced on January 15, 1996. The second phase will be implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding accumulated deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the nine months ended September 30, 1996 and 1995:


                                                    Nine months Ended
                                                    September 30, 1996
                                                    1996          1995
                                                  (Thousands of Dollars)

Net cash provided from operating activities       $336,404      $270,035
Net cash provided from (used for)
  financing activities                            (107,175)       71,050
Cash provided from sale of oil and
  gas properties                                    42,554          -
Cash and temporary cash investments available
  at the beginning of the period                    16,082        12,938

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $287,865      $354,023

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $151,428      $182,373

Funds used for nonutility property
  additions                                       $ 23,042      $ 67,532

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

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, the City will receive from SCE&G $25 million paid over seven years and SCE&G will donate to the City the existing transit assets in Charleston. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G will pay the City $26 million over a four-year period. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. SCE&G will invest up to $500,000 annually for 30 years in the City to defray the cost of underground wiring or other nonstandard service projects within scenic or historic districts of the City, which amounts will be matched by city funds. The City has agreed to limit such projects to those which can be paid for from a combined pool of funds created by SCE&G's and the City's contributions. It is anticipated that SCE&G's payments for underground wiring/nonstandard service will be treated as investments in the electric distribution rate base by SCE&G's regulators.

     The Company and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, S. C. SCANA & Westvaco each own 50% interest in the joint venture. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable SCE&G to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. A $15 million capital contribution to the partnership by each partner is expected prior to operation of the facility. In addition to the cogeneration partnership, Westvaco has entered into a 20-year contract with SCE&G for all its electricity requirements at SCE&G's standard industrial rate.
Construction of the plant began August 26, 1996 and it is expected to be operational in the fall of 1998.

     SCANA Communications, Inc. (SCI), a wholly owned subsidiary of SCANA, through a joint venture with a subsidiary of ITC Holding Company, Inc., a Georgia-based telecommunications holding company, has constructed a fiber optic network through Texas, Louisiana, Mississippi, Alabama and Georgia. The network, which cost approximately $70 million, consists of more than 900 miles of fiber optic lines. SCI holds an approximate 17% interest in the common stock of InterCel, Inc. (InterCel), a publicly traded telecommunications company providing services in Georgia, Alabama, Florida, Tennessee, Mississippi and Maine. On June 28, 1996 InterCel purchased the PCS license for the Atlanta MTA from GTE Mobilnet Incorporated. InterCel financed the purchase principally through a private placement of convertible preferred stock. SCI purchased $75 million of a series of InterCel non-voting preferred stock that is convertible to InterCel common stock after four years.

     SCANA Petroleum Resources, Inc. (SPR) and Fina Oil and Chemical Company
(Fina) are parties to a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 183,000 acres of onshore lands owned by Fina in Terrebonne and LaFourche Parishes in southern Louisiana. SPR and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity is financed largely with internal cash flows from the existing SPR operations. Drilling activities began in September 1996.

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

     The Company's forward contracts have the effect of stabilizing the price that the Company receives on approximately sixty percent of its forecasted natural gas production for the remainder of 1996 and 1997. Contracts related to the period 1998-2001 have been lifted. The remaining contracts are at an average price of $1.82 per dekatherm. The Company remains exposed to price risk for any production that is not subject to such forward contracts.

     The Company anticipates that the remainder of its 1996 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors.

     The ratio of earnings to fixed charges for the twelve months ended September 30, 1996 was 3.58.

     The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future.

                             SCANA CORPORATION
                            Results of Operations
              For the Three and Nine Months ended September 30, 1996
                 As Compared to the Corresponding Periods in 1995

Earnings and Dividends

     Net income for the three and nine months ended September 30, 1996 increased approximately $1.9 million and $42.2 million, respectively, when compared to the corresponding periods in 1995. The primary factors accounting for the improved earnings performance were higher electric sales margins at SCE&G and improved earnings at SPR which more than offset increases in operating expenses. SPR's net income for the three and nine months ended September 30, 1996 increased by approximately $1.4 million and $28.8 million, respectively, when compared to the corresponding periods in 1995. A non-recurring after-tax gain of $5.7 million reported by SCI as a result of the business combination of Powertel PCS Partners and Intercel, Inc. in February 1996 is included in reported net income for the nine months ended September 30, 1996.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 8% of income before income taxes for the nine months ended September 30, 1996 and 1995, respectively.

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

     On August 21, 1996 the Company's Board of Directors declared a quarterly dividend on common stock of 36 3/4 cents per share for the quarter ended September 30, 1996. The dividend was paid on October 1, 1996 to common stockholders of record on September 10, 1996.

     On October 22, 1996 the Company's Board of Directors declared a quarterly dividend on common stock of 36 3/4 cents per share for the quarter ended December 31, 1996. The dividend is payable on January 1, 1997 to common stockholders of record on December 10, 1996.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995, were as follows:


                                    Three Months            Nine Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $21.4        7.0       $83.4      10.7
Less:  Fuel used in electric
         generation                 3.5        5.2        21.5      12.4
       Purchased power             (1.5)     (30.6)       (3.1)    (25.1)
Margin                            $19.4        8.3       $65.0      11.0

     The electric sales margins increased for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995 as a result of the rate increase received by SCE&G in January 1996 and economic growth factors.

     The changes in the gas sales margins for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995, were as follows:

                                      Three Months            Nine Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)


Gas operating revenues            $ 7.4       11.3        $35.1       14.1
Less:  Gas purchased for resale     9.8       24.2         40.0       26.5
Margin                            $(2.4)     (10.1)       $(4.9)      (5.0)


     The decreases in the gas sales margins are primarily a result of higher gas costs and curtailments imposed on interruptible industrial customers as a result of abnormally cold weather in the first quarter of 1996. Also, lower gas prices in 1995 allowed the Company to compete more successfully with alternate fuel suppliers in industrial markets.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1996, when compared to the corresponding periods in 1995 are presented in the following table:



                                     Three Months             Nine Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)

Other operation and maintenance   $ 7.0       10.0        $10.0        4.6
Depreciation and amortization       5.9       18.8         17.2       18.6
Income taxes                         -          -           8.4        9.3
Other taxes                         1.8        8.4          6.1        9.8
Total                             $14.7        8.9        $41.7        9.0


     Other operation and maintenance expenses for the three and nine months ended September 30, 1996 increased from 1995 levels primarily as a result of higher production costs attributable to the Cope Plant which was brought on line in January 1996. Increases in depreciation and amortization expenses for the three and nine months comparisons reflect the addition of the Cope Plant and other additions to plant in service. The increase in income tax expense for the nine months corresponds to the increase in operating income. The increases in other taxes reflect higher property taxes resulting from property additions and higher millages and assessments.

Other Income

     Other income, net of income taxes, for the three and nine months ended September 30, 1996 increased $0.5 million and $26.3 million, respectively, when compared to the corresponding periods of 1995. The increase for the nine months is due primarily to the improved earnings performance of SPR attributable to a noncash reserve adjustment recorded in the second quarter of 1995 and to higher gas prices and lower production costs. The gain reported by SCI, discussed under "Earnings and Dividends", is included in other income reported for the nine months ended September 30, 1996.

Interest Charges

Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1996 decreased $1.9 million and $4.1 million, respectively, when compared to the corresponding periods in 1995 primarily as a result of reductions in outstanding debt.

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



                                                          SCANA CORPORATION
                                                             (Registrant)




November 12, 1996                 By:  s/K. B. Marsh
                                       K. B. Marsh, Vice President - Finance,
                                       Chief Financial Officer and Controller

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

       B. Articles of Amendment dated April 27, 1995
          (Exhibit 4-B to Registration Statement No.
          33-62421)...............................................   #

       C. Copy of By-Laws of SCANA Corporation as revised and amended on June 18, 1996 (Filed as Exhibit
          3-C in Form 10-Q for the quarter ended March 31, 1996)...  #

    4. Instruments Defining the Rights of Security Holders,
       Including Indentures
       A. Articles of Exchange of South Carolina
          Electric & Gas Company and SCANA Corporation
          (Exhibit 4-A to Post-Effective Amendment No. 1
          to Registration Statement No. 2-90438)..................   #
       B. Indenture dated as of November 1, 1989 to
          The Bank of New York, Trustee (Exhibit 4-A
          to Registration No. 33-32107)...........................   #
       C. Indenture dated as of January 1, 1945, from
          the South Carolina Power Company (the "Power
          Company") to Central Hanover Bank and Trust
          Company, as Trustee, as supplemented by three
          Supplemental Indentures dated respectively as
          of May 1, 1946, May 1, 1947 and July 1, 1949
          (Exhibit 2-B to Registration No. 2-26459)...............   #
       D. Fourth Supplemental Indenture dated as of
          April 1, 1950, to Indenture referred to in
          Exhibit 4C, pursuant to which the Company
          assumed said Indenture (Exhibit 2-C to
          Registration No. 2-26459)...............................   #
       E. Fifth through Fifty-second Supplemental
          Indentures referred to in Exhibit 4C dated
          as of the dates indicated below and filed
          as exhibits to the Registration Statements
          and 1934 Act reports whose file numbers are
          set forth below.........................................   #



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