Form 10-K
period 1996-12-31
SCANA CORP
filed 1997-03-14
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, DC  20549



                                          FORM 10-K

(Mark One)

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the fiscal year ended   December 31, 1996

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,785,523,916 at February 28, 1997 based on the closing price of the Common Stock on such date, as reported by the New York Stock Exchange composite tape in The Wall Street Journal.


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

     The total number of shares of the registrant's Common Stock, no par value, outstanding at February 28, 1997 was 106,622,925.

                     DOCUMENTS INCORPORATED BY REFERENCE.

     List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security-holders for fiscal year ended December 24, 1980).

     Specified sections of the Registrant's 1997 Proxy Statement, dated March 17, 1997, in connection with its 1997 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    24

     Item 3.  Legal Proceedings ...................................    26

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    26

     Corporate Structure ..........................................    27

     Executive Officers of the Registrant .........................    28

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters.....................    30

     Item 6.  Selected Financial Data .............................    31

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    32

     Item 8.  Financial Statements and Supplementary Data .........    43

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .............    71

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    71

     Item 11. Executive Compensation ..............................    71

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    71

     Item 13. Certain Relationships and Related Transactions ......    71

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    72

SIGNATURES ........................................................    73

                                 DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... SCANA Corporation and Its Subsidiaries
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One Million BTUs
DHEC........................ South Carolina Department of Health and
                              Environmental Control
DOE......................... United States Department of Energy
Energy Marketing............ SCANA Energy Marketing, Inc.
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc.
GENCO....................... South Carolina Generating Company, Inc.
InterCel.................... InterCel, Inc.
Investor Plus Plan.......... SCANA Corporation Investor Plus Plan
ITC......................... ITC Holding Company, Inc.
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
Mhz......................... Megahertz
MTA......................... Major Trading Area
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
PCS......................... Personal Communications Service
Petroleum Resources......... SCANA Petroleum Resources, Inc.
Pipeline Corporation........ South Carolina Pipeline Corporation
PRP......................... Potentially Responsible Party
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935,
                              as amended
SCI......................... SCANA Communications, Inc.
SCANA....................... SCANA Corporation, the parent company
SCE&G....................... South Carolina Electric & Gas Company
SEC......................... United States Securities and Exchange
                              Commission
Southern Natural............ Southern Natural Gas Company
SPSP........................ SCANA Corporation Stock Purchase-Savings Plan
Suburban.................... Suburban Propane Group, Inc.
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams Coal-Fired, Electric Generating
                              Station Owned by GENCO

                             PART I

ITEM 1.  BUSINESS

                           THE COMPANY

ORGANIZATION

     SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984 and is a public utility holding company within the meaning of PUHCA but is exempt from registration under such Act (see "Regulation"). SCANA has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. SCANA holds, directly or indirectly, all the capital stock of each of its subsidiaries except for the Preferred Stock of SCE&G. SCANA and its subsidiaries had 4,285 full-time, permanent employees as of December 31, 1996 as compared to 4,347 full-time, permanent employees as of December 31, 1995.

SEGMENTS OF BUSINESS
     SCANA neither owns nor operates any physical properties. It has thirteen direct, wholly owned subsidiaries which are engaged in the functionally distinct operations described below.

Regulated Utilities

     The Company's principal subsidiary, SCE&G, is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. SCE&G also renders urban bus service in the metropolitan area of Columbia, South Carolina. SCE&G's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to its use for heating requirements.

     SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 30 of the 46 counties in South Carolina and covers more than 20,000 square miles. The total population of the counties representing the combined service area is approximately 2.4 million.

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

     Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. It owns and operates a 62-mile, six-inch propane pipeline that connects the SCANA Propane Services, Inc. propane storage facility with Dixie Pipeline Company's system, which traverses central South Carolina. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles.

Nonregulated Businesses

     Petroleum Resources is engaged in oil and natural gas exploration, development and production activities. It currently owns and/or operates interests in oil and gas properties in Alabama, Arkansas, Louisiana, Mississippi, New Mexico, Texas and Federal and state waters offshore Alabama, Louisiana and Texas.

     Energy Marketing markets natural gas and other light hydrocarbons. Energy Marketing also owns and operates gas gathering systems in Waskom, Texas and offshore Alabama in Mobile Bay.

     Suburban purchases, delivers and sells propane within the Southeast. In 1996 Suburban sold approximately 34 million gallons of propane and had approximately 35,000 residential, commercial and industrial customers at year end.

     SCANA Propane Services, Inc. owns and operates a 60-million gallon under-ground propane storage facility near York, South Carolina and leases cavern storage space to industries, utilities and others.

     SCI, through a joint venture with a subsidiary of ITC, a Georgia-based telecommunications holding company, owns and operates a 900 mile fiber optic network through Alabama, Georgia, Louisiana, Mississippi, and Texas. SCI holds an approximate 17% interest in the common stock of InterCel, a publicly traded telecommunications company which owns PCS licenses for the Atlanta, Georgia; Birmingham, Alabama; Jacksonville, Florida; and Memphis, Tennessee/Jackson, Mississippi MTAs. InterCel was the winning bidder for additional PCS licenses to provide service to 13 Basic Trading Areas ("BTA") in Kentucky, Tennessee and Indiana. InterCel will market PCS in portions of 12 southeastern states with a population of 23 million. (See "Other Matters.")

     ServiceCare, Inc. is engaged in providing energy-related products and services beyond the energy meter. Its primary business is providing homeowners with service contracts on their home appliances. On January 1, 1997 ServiceCare initiated its home security monitoring business. At year end, ServiceCare had approximately 34,000 members in South Carolina and, through a franchise agreement with another company, 12,150 members in Kentucky.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

     SCANA Resources, Inc. conducts energy-related businesses and services.

     Information with respect to major segments of business for the years ended December 31, 1996, 1995 and 1994 is contained in Note 11 of the Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, the future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately five percent of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Capital Requirements and Financing Program") the accelerated recovery of SCE&G's electric regulatory assets and the shift, for ratemaking purposes, of depreciation reserves from transmission and distribution assets to nuclear production assets. The FERC has rejected the depreciation reserve transfer for rates subject to its jurisdiction. In May 1996 the FERC approved SCE&G's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased significantly. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $287 million and $59 million of regulatory assets and liabilities, respectively, including amounts recorded for net deferred income tax assets and liabilities of approximately $107 million and $57 million, respectively, on its balance sheet at December 31, 1996.

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

     The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, based on a test year, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

    During 1997 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 67%, after payment of dividends), sales of additional shares of common stock including sales pursuant to the Investor Plus Plan and the SPSP, and the issuance and sale of debt securities. Short-term liquidity is expected to be provided primarily by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's revised estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1997 and the two-year period 1998-1999 are as follows:

Type of Facilities                             1998-1999          1997
                                                (Thousands of Dollars)
South Carolina Electric & Gas Company:
  Electric Plant:
     Generation . . . . . . . . . . . . . .    $127,397         $ 61,869
     Transmission . . . . . . . . . . . . .      40,442           19,801
     Distribution . . . . . . . . . . . . .     121,821           63,250
     Other. . . . . . . . . . . . . . . . .      18,667           18,344
  Nuclear Fuel. . . . . . . . . . . . . . .      24,257           30,706
  Gas . . . . . . . . . . . . . . . . . . .      35,792           21,327
  Common  . . . . . . . . . . . . . . . . .      14,161           39,666
  Other . . . . . . . . . . . . . . . . . .         701              559
    Total . . . . . . . . . . . . . . . . .     383,238          255,522
Other Companies Combined. . . . . . . . . .     108,596           72,006
                Total . . . . . . . . . . .    $491,834         $327,528

     The above estimates exclude AFC.

     Actual expenditures for the years 1997 and 1998-1999 may vary from the estimates set forth above due to factors such as inflation, economic conditions, regulation, legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

     During 1996 SCE&G and GENCO expended approximately $18.6 million as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 1997, included in the table above, are estimated to cost approximately $37.6 million.

Other

     In addition to the Company's capital requirements for 1997 described above, approximately $36.4 million will be required for refunding and retiring outstanding securities and obligations. For the years 1998-2001, the Company has an aggregate of $476.6 million of long-term debt maturing (including approximately $69.2 million for sinking fund requirements, of which $68.7 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $9.8 million of purchase or sinking fund requirements for preferred stock.

     The Company and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. SCANA and Westvaco each own 50% interest in the LLC. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable SCE&G to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. A $15 million capital contribution to the LLC by each partner is expected prior to operation of the facility. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with SCE&G for all its electricity requirements at the North Charleston mill at SCE&G's standard industrial rate. Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

     A percentage of the projected annual revenues for the years 1997-2003 of certain fiber optic routes of a joint venture between SCI and a subsidiary of ITC, has been guaranteed by SCI. The amount of such guarantee over its remaining term, net of $33.5 million for revenue contracts obtained by the joint venture, is approximately $7.3 million. (See "Other Matters.")

Financing Program

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. At December 31, 1996 the Company had available for issuance $317.6 million under this program, of which $25 million was issued on February 12, 1997.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1996 the Bond Ratio was 4.37. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $379 million at December 31, 1996), (ii) retirements of Class A Bonds (which retirement credits totaled $69.6 million at December 31, 1996), and (iii) cash on deposit with the Trustee.

     SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose at December 31, 1996), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1996 the New Bond Ratio was 5.90.

            The following additional financing transactions have occurred since December 31, 1995:

     On  January 12, 1996  SCANA closed on unsecured bank loans totaling
     $60 million due January 10, 1997, and used the proceeds to pay off a loan in a like total amount. On January 10, 1997 SCANA refinanced the loans with unsecured bank loans totaling $60 million due January 9, 1998 at initial interest rates between 5.995% and 6.031%, at a fixed 12-month LIBOR plus a spread of 10 to 12 1/2 basis points.

     On February 12, 1997 SCANA closed on the sale of $25 million of Medium-Term Notes having an annual interest rate of 6.9% and maturing February 15, 2007. These funds were used to reduce short-term borrowings at SCANA.

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

      Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. As amended by SCE&G's request approved in 1997, the FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less but not later than December 31, 1999. Commercial paper outstanding at December 31, 1996 was $90.0 million. GENCO has not sought such authorization.

     SCE&G had $145 million authorized and unused lines of credit at December 31, 1996. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1996. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. (See "Fuel Financing Agreements.") Fuel Company commercial paper outstanding at December 31, 1996 was $66.1 million,

        SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1996 the Preferred Stock Ratio was 2.80.

      During 1996 SCANA issued 1,118,366 shares of the Company's common stock under its Investor Plus Plan. In addition, SCANA issued 1,393,761 shares of its common stock pursuant to its SPSP. At December 31, 1996 SCANA has authorized and reserved for issuance, and registered under effective registration statements, 387,742 and 1,157,378 shares of common stock pursuant to the Investor Plus Plan and the SPSP, respectively. On January 14, 1997 an additional 2,500,000 shares of SCANA common stock were registered for sale under the Investor Plus Plan. Effective February 1, 1997 the Investor Plus Plan converted from an original issue plan to a market purchase plan.

      The ratios of earnings to fixed charges (SEC method) were 3.60, 3.00, 2.55, 3.38 and 2.79 for the years ended December 31, 1996, 1995, 1994, 1993 and 1992, respectively.

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

     At December 31, 1996 commercial paper outstanding was approximately $66.1 million at a weighted average interest rate of 5.62%. (See Note 4 of Notes to Consolidated Financial Statements.)

ELECTRIC OPERATIONS

Electric Sales

     In 1996 residential sales of electricity accounted for 43% of electric sales revenues; commercial sales 30%; industrial sales 19%; sales for resale 4%; and all other 4%. KWH sales by classification for the years ended December 31, 1996 and 1995 are presented below:


                                              Sales
                                               KWH                        %
Classification                        1996              1995           Change
                                            (thousands)

Residential                       5,939,703          5,726,815          3.72
Commercial                        5,220,627          5,076,091          2.85
Industrial                        5,320,515          5,210,368          2.11
Sale for resale                   1,023,211          1,063,064         (3.75)
Other                               505,793            506,806         (0.20)
  Total Territorial              18,009,849         17,583,144          2.43
Interchange                         895,016            195,591        357.60
  Total                          18,904,865         17,778,735          6.33

     Sales for resale includes electricity furnished for resale to three municipalities, two electric cooperatives and, for 1995, one state electric agency. One municipality and one electric cooperative have notified SCE&G of their intent to terminate in the year 2000 their wholesale power contracts with SCE&G and bid out their electric requirements. Interchange sales during 1996 include sales to thirteen investor-owned utilities, one electric cooperative and two federal/state electric agencies. During 1995, interchange sales includes sales to four investor-owned utilities, one electric cooperative and one state electric agency. Interchange sales volume for 1996 increased as a result of additional system capacity resulting from the startup of the Cope plant in early 1996.

     The electric sales volume from territorial sales increased for the year ended December 31, 1996 compared to the prior year as a result of increased residential and commercial sales due primarily to customer growth. The all-time peak demand of 3,698 MW was set on July 23, 1996. During 1996 the Company recorded a net increase of 8,966 electric customers, increasing its total customers to 493,320.

     On August 8, 1995 SCE&G signed an agreement with the DOE to lease the Savannah River Site's (SRS) power and steam generation and transmission facilities. The agreement calls for SRS to purchase all its electrical and a majority of its steam requirements from SCE&G. SCE&G is leasing (with an option to renew) the power plant for ten years and the electrical transmission lines for 40 years, with an option to refurbish the facilities or build a new system.

Electric Interconnections

     SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and PSA are members of the Virginia-Carolinas Reliability Group, one of the several geographic divisions within the Southeastern Electric Reliability Council. This Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and Southeastern Power Administration's Clark Hill Project.

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company for the years 1994-1996.

                                 1996            1995            1994
Nuclear:
  Per million BTU               $  .47          $  .48          $  .51
Coal:
  Per ton                       $39.33          $40.57          $40.43
  Per million BTU                 1.57            1.58            1.59
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.52          $ 1.47          $ 1.53

     The fuel costs for 1994 shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on SCE&G's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of the Company's total KWH generation by each category of fuel for the years 1994-1996 and the estimates for 1997 and 1998.

                                Percent of Total KWH Generated
                         Estimated                      Actual
                       1998     1997          1996      1995     1994

Coal                     69%      71%           71%       65%      76%
Nuclear                  26       24            24        27       17
Hydro                     5        5             5         5        6
Natural Gas & Oil        -        -             -          3        1
                        100%     100%          100%      100%     100%


     Coal is used at all five of SCE&G's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 1996 SCE&G had approximately a 37-day supply of coal in inventory and GENCO had approximately a 30-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent 89.1% of estimated requirements for 1997 (approximately 5.4 million tons).

     The supply of contract coal is purchased from six suppliers located in eastern Kentucky and southwest Virginia. Contract commitments, which expire at various times from 1997-2003, approximate 4.4 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

     The Company believes that SCE&G's and GENCO's operations are in substantial compliance with all existing regulations relating to the discharge of sulfur dioxide. The Company is unaware that any more stringent sulfur content requirements for existing plants are contemplated at the State level by DHEC. However, the Company will be required to meet the more stringent Federal emissions standards established by the Clean Air Act (see "Environmental Matters").

     SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:
                                               Remaining     Expiration
  Commitment                 Contractor        Regions(1)       Date

Uranium                    Energy Resources
                            of Australia           13           1997
Uranium                    Everest Minerals        13           1996
Conversion                 ConverDyn               13           1997
Enrichment                 USEC (2)               13-18         2005
Fabrication                Westinghouse           13-21         2009
Reprocessing               None

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 12 was loaded in 1996 and Region no. 13 will be loaded in 1997.

(2) Contract provisions for the delivery of enriched uranium product encompass uranium supply and conversion and enrichment services.


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

Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1996 and 1995) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches.
Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.

GAS OPERATIONS

Gas Sales

     In 1996 residential sales accounted for 27% of gas sales revenues;
commercial sales 18%; industrial sales   41%; sales for resale 14%.  Dekatherm
sales by classification for the years ended December 31, 1996 and 1995 are presented below:

                                        SALES
                                      DEKATHERMS                    %
CLASSIFICATION                   1996              1995           CHANGE

Residential                   14,108,058        12,333,769         14.4
Commercial                    11,105,250        10,519,581          5.6
Industrial                    47,909,555        49,474,314         (3.2)
Sale for resale               16,506,523        15,923,483          3.7
Transportation gas             6,758,348         7,978,251        (15.3)
    Total                     96,387,734        96,229,398          0.2


     During 1996 the Company recorded a net increase of 5,158 customers, increasing its total customers to 248,681.

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

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco, which expire at various times from 1997 to 2003. The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is shown below:

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

     During 1996 the average cost per MCF of natural gas purchased for resale, excluding firm service demand charges, was approximately $2.85 compared to approximately $1.95 during 1995.

     Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to an experimental and limited program monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and, therefore, have no impact on net income.

     To meet the requirements of its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,746,830 MCF were in storage at December 31, 1996. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,450,727 MCF of natural gas storage space of which 6,294,474 MCF were in storage on December 31, 1996.

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

Gas Reserves

     Petroleum Resources owns and/or operates interests in oil and gas properties in Alabama, Arkansas, Louisiana, Mississippi, New Mexico and Texas and Federal and state waters offshore Alabama, Louisiana and Texas. Petroleum Resources and Fina Oil and Chemical Company (Fina) are parties to a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 400,000 acres in southern Louisiana. Petroleum Resources and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned on a 50-50 basis between the companies. During 1996, Petroleum Resources participated in two seismic surveys covering approximately 175 square miles. In 1997 and 1998, Petroleum Resources plans to participate in two additional seismic surveys totaling approximately 250 square miles. Of three wells drilled during 1996, one was completed with a production rate at year end of five million cubic feet of natural gas per day and one is expected to begin producing in February 1997 at an expected rate of five million cubic feet of natural gas per day. One additional exploration well is being drilled in early 1997. Petroleum Resources' participation in the seismic and drilling activity is financed largely with internal cash flows from the existing Petroleum Resources operations.

     On April 22, 1996 Petroleum Resources closed a $46.7 million sale of substantially all of its interests in oil and gas properties in the state of Oklahoma to ONEOK Resources Company, a subsidiary of ONEOK, Inc.

     In August 1996 Petroleum Resources and Cobra Oil and Gas Corporation (COBRA) entered into an agreement providing for the joint exploration and development of fifteen field areas in Alabama, Arkansas, Louisiana, New Mexico and Texas. Petroleum Resources' average interest in the program is approximately 30%. Under the agreement, Petroleum Resources has acquired interests in 83,000 acres of processed 3-D seismic data covering 900 square miles.

     Energy Marketing markets natural gas and light hydrocarbons, provides energy-related risk management services to producers and consumers, and owns and operates gas gathering systems in Waskom, Texas and offshore Alabama in Mobile Bay. In 1996, the FERC approved Energy Marketing's application to become a power marketer, allowing Energy Marketing to buy and sell large blocks of electric capacity in wholesale markets.

Propane Operations

     Suburban purchases, delivers and sells propane in the Southeast. In 1996 Suburban sold approximately 34 million gallons of propane and had approximately 35,000 residential, commercial and industrial customers at year-end.

     SCANA Propane Services, Inc. owns and operates a 60-million gallon under-ground propane storage facility near Rock Hill, South Carolina and leases storage space to industrial companies, utilities and others.

     Pipeline Corporation owns and operates a 62-mile propane pipeline that connects SCANA Propane Services, Inc.'s propane storage facility with the Dixie Pipeline System which traverses central South Carolina.

REGULATION

General

      SCANA is a public utility holding company within the meaning of PUHCA, but is exempt under Section 3(a)(1) of PUHCA from regulation by the SEC as a registered holding company unless and until the SEC otherwise orders, except for Section 9(a)(2) thereof prohibiting the acquisition of securities of other public utilities without a prior order of the SEC.

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

     SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

       Project                 Capability (KW)      License Expiration Date

       Neal Shoals                  5,000                     2036
       Stevens Creek                9,000                     2025
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Parr Shoals                 14,000                     2020
       Fairfield Pumped Storage   512,000                     2020


     Pursuant to the provisions of the Federal Power Act, as amended, an application for a new license for Neal Shoals was filed with the FERC on December 30, 1991. No competing applications were filed. The FERC issued a new 40-year license for the Neal Shoals project on June 17, 1996.

     SCE&G filed a notice of intent to file an application for a new license for Columbia on June 29, 1995. The application for the new license will be filed by June 30, 1998.

     At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or the FERC may extend the license or issue a license to another applicant. If the Federal government takes over a project or the FERC issues a license to another applicant, the original licensee is entitled to be paid its net investment in the project, not to exceed fair value, plus severance damages.

     In May 1996 the FERC approved the Company's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates.

Nuclear Regulatory Commission

     SCE&G is subject to regulation by the NRC with respect to the ownership and operation of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considera-tions and environmental impact. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

     In 1996 the NRC completed the Systematic Assessment of Licensee Performance (SALP) for Summer Station. The station was assessed in four functional areas. The results of the assessment identified superior performance in Plant Operations, Maintenance and Engineering and good performance in Plant Support. Superior is the highest assessment given by the NRC.

     Summer Station has received a category one rating from the Institute of Nuclear Power Operations (INPO) in the last four out of five evaluations. The category one rating is the highest given by INPO for a nuclear plant's overall operations.

National Energy Policy Act of 1992 and FERC Orders 636 and 888

     The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See "Competition" for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of operations, cash flows, financial position or business prospects.

RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1992 - 1996 based on test years:

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

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million
annually, or .87%, was implemented in January 1997.   The PSC authorized a
return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1996, as a result of the on-going annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $38.0 million.

     In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court
denied in an Order dated May 9, 1996.   In this Order, the Circuit Court
upheld its previous Orders and remanded them back to the PSC. During August, the PSC heard oral arguments on the Orders on remand for the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders back to the Circuit Court where they are awaiting action.

     On August 8, 1990, the PSC issued an order effective November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court,
which reversed and remanded to the PSC its August 8, 1990 order.   Pipeline
Corporation appealed that decision to the Supreme Court, which on January 10, 1994 reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its Order dated December 12, 1995 maintaining the present level of the caps. This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening. The Circuit Court judge has written a letter to the parties indicating that he will rule to require the PSC to set an overall rate of return. However, no order has been issued. The impact, if any, on the Company's results of operations, cash flows and financial position is not presently determinable.

Fuel Cost Recovery Procedures

     The PSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates annually based on projected fuel costs for the ensuing twelve-month period, adjusted for any overcollection or undercollection from the preceding twelve-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review.

     In the April 1996 annual review of the fuel cost component of electric rates, the PSC decreased the rate from 13.48 mills per KWH to 13.10 mills per KWH, a monthly decrease of $0.38 for an average customer using 1,000 KWH per month.

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

     In the October 1996 review the PSC decreased the base cost of gas from
43.081 cents per therm to 42.800 cents per therm which resulted in a monthly decrease of $0.28 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season. In November 1996, the Company requested that the base cost of gas be increased to 51.260 cents per therm as a result of unforeseen increases in current and projected natural gas costs. The PSC approved the Company's request effective for bills rendered beginning in December 1996. An average residential bill for 100 therms per month increased by $8.50 (including application taxes).

ENVIRONMENTAL MATTERS

General

     Federal and state authorities have imposed environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be forecast.

Capital Expenditures

     In the years 1994 through 1996, capital expenditures for environmental control amounted to approximately $76.5 million. In addition, approximately $13.9 million, $12.6 million, and $11.1 million of environmental control expenditures were made during 1996, 1995 and 1994, respectively, which are included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes, but forecasts for capitalized expenditures are $19.6 million for 1997 and $131.7 million for the four-year period 1998 through 2001. These expenditures are included in the Company's construction program.

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

     The Company filed compliance plans related to Phase II requirements with DHEC during 1995. The Company currently estimates that air emissions control equipment will require capital expenditures of $114 million over the 1997-2001 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2006, the Company anticipates total capital expenditures of approximately $131 million.

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

Superfund Act and Environmental Assessment Program

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $41.4 million and $18.0 million at December 31, 1996 and 1995, respectively. The deferral includes the costs estimated to be associated with the matters discussed below.

     In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated.
     The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation report was submitted to the EPA in February 1995. SCE&G resolved second and third round comments and submitted a Final Draft Remedial Investigation Report in October 1996. Although SCE&G is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the Final Draft Remedial Investigation Report.

     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9
     million, the maximum expected project cost.   The Company does not expect
     the settlement to have a material impact on the Company's results of operations, cash flows or financial position.


     SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     SCE&G is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers.

Solid Waste Control

     The South Carolina Solid Waste Policy and Management Act of 1991 directed DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has proposed a regulation, which if adopted as a final regulation in its present form, would significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

Nuclear Fuel Disposal

     The Nuclear Waste Policy Act of 1982 requires that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mil per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent nuclear fuel storage capability until at least 2009 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

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

     In an effort to limit exposure to changing natural gas prices, in January 1995 the Company entered into a series of forward contracts for approximately sixty percent of its forecasted natural gas production for the years 1996-2001. In 1996, portions of the forward contracts for the year 1997 and all of the forward contracts for the years 1998-2001 were removed. The closing of the contracts did not result in a material gain or loss to the Company.

     In March 1997 SCI reached an agreement with ITC to sell to ITC, in exchange for non-voting convertible preferred stock and a subordinated note of ITC, SCI's 64% interest in GulfStates Fibernet, a Georgia general partnership (constituting the remaining joint venture interests of SCI), and certain fiber optic assets of SCI located within the State of Georgia (see "Segments of Business - Nonregulated Businesses"). Upon closing of the transaction and expected refinancing of debt associated with the joint venture, SCI is to be released from its revenue guarantee.

     SCI, to support the purchase of InterCel of the BTA licenses and build-out of the system, agreed to purchase 50,000 shares of InterCel Series D non-voting convertible preferred stock for $22.5 million. The stock is convertible after five years into InterCel common stock. (See "Segments of Business - Nonregulated Businesses.")

ITEM 2. PROPERTIES

     SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G.

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

                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability         Location     In-Service    (KW)(1)

Steam
Urquhart         Coal/Gas         Beech Island, SC   1953        250,000
McMeekin         Coal/Gas         Irmo, SC           1958        252,000
Canadys          Coal/Gas         Canadys, SC        1962        430,000
Wateree          Coal             Eastover, SC       1970        700,000
Williams (2)     Coal             Goose Creek, SC    1973        560,000
Summer   (3)     Nuclear          Parr, SC           1984        628,000
D-Area   (4)     Coal             DOE Savannah
                                   River Site, SC    1995         17,000
Cope     (5)     Coal             Cope, SC           1996        385,000

Gas Turbines
Burton           Gas/Oil          Burton, SC         1961         28,500
Faber Place      Gas              Charleston, SC     1961          9,500
Hardeeville      Oil              Hardeeville, SC    1968         14,000
Canadys          Gas/Oil          Canadys, SC        1968         14,000
Urquhart         Gas/Oil          Beech Island, SC   1969         38,000
Coit             Gas/Oil          Columbia, SC       1969         30,000
Parr             Gas/Oil          Parr, SC           1970         60,000
Williams (6)     Gas/Oil          Goose Creek, SC    1972         49,000
Hagood           Gas/Oil          Charleston, SC     1991         95,000

Hydro
Neal Shoals                       Carlisle, SC       1905          5,000
Parr Shoals                       Parr, SC           1914         14,000
Stevens Creek                     Martinez, GA       1914          9,000
Columbia                          Columbia, SC       1927         10,000
Saluda                            Irmo, SC           1930        206,000

Pumped Storage
Fairfield                         Parr, SC           1978        512,000

                 Total                                         4,316,000

(1)   Summer rating.
(2)   The steam unit at Williams Station is owned by GENCO.
(3)   Represents SCE&G's two-thirds portion of the Summer Station.
(4) This plant is operated under lease from the DOE and is dispatched to DOE's Savannah River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.
(5)   Plant began commercial operation in January 1996.
(6) The two gas turbines at Williams are leased and have a net capability of 49,000 KW. This lease expires on June 29, 1997.

     SCE&G owns 430 substations having an aggregate transformer capacity of 21,078,351 KVA. The transmission system consists of 3,142 miles of lines and the distribution system consists of 15,840 pole miles of overhead lines and 3,331 trench miles of underground lines.


                                     GAS
Natural Gas

     SCE&G's gas system consists of approximately 7,029 miles of three-inch equivalent distribution pipelines and approximately 11,474 miles of distribution mains and related service facilities.

     Pipeline Corporation's gas system consists of approximately 1,904 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

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

     Petroleum Resources owns and/or operates interests in oil and gas properties in Alabama, Arkansas, Louisiana, Mississippi, New Mexico, Texas, and Federal and state waters offshore Alabama, Louisiana and Texas.

Propane

     SCE&G has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102,000 MCF per day of natural gas. These facilities can store the equivalent of 430,405 MCF of natural gas.
                                      TRANSIT

     SCE&G owns 54 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of fifteen routes covering 177 miles.

    Effective October 1, 1996, SCE&G transferred ownership and operation of the Charleston transit system to the City of Charleston. As part of the transfer, the Company conveyed ownership to the City of the facilities, equipment and four motor coaches used in the operation of the transit system. The City and SCE&G also entered into an interim operating agreement, renewable semiannually, whereby SCE&G will operate the system for the City until a Regional Transit Authority is established. SCE&G and the City have agreed upon a rate structure that is designed to allow SCE&G to recover its costs of operating the Charleston transit system. The Charleston system is comprised of fourteen routes covering 110 miles.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS - RATE MATTERS" and "BUSINESS - ENVIRONMENTAL MATTERS - Superfund Act and Environmental Assessment Program" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not Applicable

CORPORATE STRUCTURE
                             SCANA CORPORATION
                      A Holding Company, Owning Thirteen
                       Direct, Wholly Owned Subsidiaries

SOUTH CAROLINA                             SCANA ENERGY MARKETING, INC.
ELECTRIC & GAS COMPANY                     Markets natural gas and other
Generates and sells electricity            light hydrocarbons.  Also owns
to wholesale and retail customers,         several gas gathering systems
purchases, sells and transports            and provides energy-related risk
natural gas at retail and provides         management services to producers
public transit service in Columbia.        and consumers.

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

SCANA COMMUNICATIONS, INC.                 SOUTH CAROLINA PIPELINE
Provides fiber optic                       CORPORATION
telecommunications and video               Purchases, sells and transports
conferencing and invests                   natural gas to wholesale and
in companies developing                    direct industrial customers.
personal communications services           Owns and operates two LNG plants
for wireless communications.               for the liquefaction, regasifi-
                                           cation and storage of natural gas.
SCANA PROPANE SERVICES, INC.
Owns and operates an underground
propane storage facility and
leases cavern storage to industries,
utilities and others.

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

                               Positions Held During
     Name             Age         Past Five Years               Dates

L. M. Gressette, Jr.  65    Chairman of the Board and
                              Chief Executive Officer         *-present
                            President                         *-1995


W.B. Timmerman **     50    President                         1995-present
                            President-SCI                     1996-present
                            Executive Vice President          1994-1995
                            Assistant Secretary               1993-1996
                            Chief Financial Officer
                              and Controller                  *-1996
                            Senior Vice President             *-1994

J. L. Skolds          46    President and Chief
                              Operating Officer - SCE&G       1996-present
                            Senior Vice President -
                              Generation                      1994-1996
                            Vice President - Nuclear
                              Operations                      *-1994

A.H. Gibbes           50    Group Executive - SCANA
                              Gas Group                       1996-present
                            President - Pipeline
                              Corporation                     1996-present
                            President - C&T Pipeline, Inc.    1996-present
                            Senior Vice President
                            General Counsel and
                            Assistant Secretary               1994-1996
                            Assistant Secretary - SCE&G,
                              GENCO, Fuel Company, SCI,
                              PrimeSouth, ServiceCare
                              and SCANA Development Corp.     1994-1996
                            Vice President, General Counsel
                              and Assistant Secretary         1993-1994
                            President and Treasurer -
                              SCANA Development Corp.         *-present

C.B. Novinger         47    Senior Vice President -
                              Administration                  *-present

Max Earwood           64    Vice-Chairman - Pipeline
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


*  Indicates position held at least since March 1, 1992.
** On October 22, 1996 the Board of Directors elected W. B. Timmerman to be
   Chairman of the Board and Chief Executive Officer effective March 1, 1997 upon the retirement of L. M. Gressette, Jr. Mr. Timmerman continues to serve as President of SCANA.

H.T. Arthur          51     Vice President, General Counsel
                              and Assistant Secretary         1996-present
                            Assistant Secretary - SCE&G,
                              and other subsidiaries          1996-present
                            Vice President and General
                              Counsel - Pipeline              *-1996


K.B. Marsh            41    Vice President - Finance,
                              Chief Financial Officer
                              and Controller                  1996-present
                            Vice President - Finance,
                              Treasurer and Secretary         *-1996

B.T. Zeigler         41     Vice President                    1996-present
                            General Counsel - SCE&G           1995-present
                            Associate General Counsel -
                              SCE&G                           1992-1995
                            Partner - Lewis, Babcock &
                              Hawkins Law Firm                *-1992


D. N. Vannort        59    Vice President - Corporate
                             Compliance                       1996-present
                           Partner - Deloitte & Touche LLP    *-1996


*  Indicates position held at least since March 1, 1992.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

                                    1996                                1995
                      4th      3rd      2nd      1st      4th      3rd      2nd      1st
                      Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
Price Range: (a)
  High               28       28 1/4   28 1/4   28 5/8   28 5/8   24 1/4   23 3/8   22 1/2
  Low                25 3/8   25 1/2   25 1/4   25 1/2   24 1/8   21 1/8   20 3/4   20 1/2


(a)  As reported on the New York Stock Exchange Composite Listing.

Dividends Per Share:

 1996                        Amount            Date Declared               Date Paid
 First Quarter               .3675             February 20, 1996           April 1, 1996
 Second Quarter              .3675             April 25, 1996              July 1, 1996
 Third Quarter               .3675             August 21, 1996             October 1, 1996
 Fourth Quarter              .3675             October 22, 1996            January 1, 1997


 1995                        Amount            Date Declared               Date Paid
 First Quarter                .36              February 14, 1995           April 1, 1995
 Second Quarter               .36              April 27, 1995              July 1, 1995
 Third Quarter                .36              August 23, 1995             October 1, 1995
 Fourth Quarter               .36              October 17, 1995            January 1, 1996



                                                              December 31,
                                                      1996                    1995
Number of common shares outstanding               106,175,273             103,623,863
Number of common stockholders of record                36,178                  38,231
The principal market for SCANA common stock is the New York Stock Exchange.  The ticker symbol used is SCG.  The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 28, 1997 was
106,622,925.


(a) As reported on the New York Stock Exchange Composite Listing.




SECURITIES RATINGS (As of December 31, 1996)

        SCANA CORPORATION                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
Rating                     First Mortgage   First and Refunding   Preferred    Commercial
Agency  Medium-Term Notes      Bonds           Mortgage Bonds       Stock        Paper

Duff &
Phelps         A-                 A+                  A+              A            D-1

Moody's        A3                 A1                  A1              a2           P-1

Standard
& Poor's       A-                 A                   A               A-           A-1



Further reference is made to Note 5 of Notes to Consolidated Financial Statements.







ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

For the Years Ended December 31,                                    1996          1995          1994          1993          1992
Statement of Income Data                                           (Thousands of dollars except statistics and per share amounts)
  Operating Revenues                                              $1,512,831   $1,352,971    $1,322,062    $1,264,167    $1,138,375
  Operating Income                                                   313,883      287,514       259,553       245,311       209,780
  Other Income                                                        28,992        8,060       (29,749)       27,335        11,960
  Net Income                                                         215,286      168,339       115,452       165,240       117,667

Balance Sheet Data
  Utility Plant, Net                              $3,529,028   $3,468,988    $3,293,667     $3,004,075   $2,810,279
  Total Assets                                     4,759,346    4,534,426     4,316,512      4,026,701    3,543,057

  Capitalization:
    Common Equity                                  1,683,448    1,554,680     1,359,141     1,317,495     1,149,087
    Preferred Stock (Not subject to purchase
      or sinking fund)                                26,027       26,027        26,027        26,027        26,027
    Preferred Stock, Net (Subject to purchase
      or sinking fund)                                43,014       46,243        49,528        52,840        56,154
    Long-Term Debt, Net                            1,581,608    1,588,879     1,548,824     1,424,399     1,204,754
  Total Capitalization                            $3,334,097   $3,215,829    $2,983,520    $2,820,761    $2,436,022

Common Stock Data
  Weighted Average Number of Common Shares
    Outstanding (Thousands)                          105,123       99,044        94,762        90,407        82,950
  Earnings Per Weighted Average Share of
    Common Stock                                       $2.05        $1.70         $1.22         $1.83         $1.42
  Dividends Declared Per Share of Common Stock         $1.47        $1.44         $1.41         $1.37         $1.34
  Common Shares Outstanding (Year-End) (Thousands)   106,175      103,624        96,035        93,239        87,821
  Book Value Per Share of Common Stock (Year-End)     $15.86       $15.00        $14.15        $14.13        $13.08
  Number of Common Shareholders of Record             36,178       38,231        39,516        41,564        42,937

Other Statistics
  Electric:
    Customers (Year-End)                             493,320      484,354       476,412       468,874       461,900
    Territorial Sales (Million KWH)                   18,010       17,583        16,838        16,880        15,794
    Residential:
      Average annual use per customer (KWH)           14,149       13,859        13,048        14,077        13,037
      Average annual rate per KWH                     $.0785       $.0747        $.0743        $.0707        $.0695
      Generating Capability - Net MW (Year-End)        4,316        4,282         3,876         3,864         3,912
      Territorial Peak Demand - Net MW                 3,698        3,683         3,444         3,557         3,380
  Gas:
    Customers (Year-End)                             248,681      243,523       238,614       234,736       231,153
    Sales, excluding transportation
      (Thousand Therms)                              896,294      882,511       781,109       717,417       761,721
    Residential:
      Average annual use per customer (Therms)           639          570           543           605           577
      Average annual rate per therm                    $ .74         $.82          $.84          $.76          $.74


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
             RESULTS OF OPERATIONS

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately five percent of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of SCE&G's electric regulatory assets and the shift, for ratemaking purposes, of depreciation reserves from transmission and distribution assets to nuclear production assets. The FERC has rejected the depreciation reserve transfer for rates subject to its jurisdiction. In May 1996 the FERC approved SCE&G's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased significantly. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment.
The Company reported approximately $287 million and $59 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $57 million, respectively, on its balance sheet at December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES
     The cash requirements of the Company arise primarily from SCE&G's operational needs, the Company's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it is necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief.

     The Company and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The Company and Westvaco each own a 50% interest in the LLC. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable SCE&G to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. A $15 million capital contribution to the LLC by each partner is expected prior to operation of the facility. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with SCE&G for all its electricity requirements at the North Charleston mill at SCE&G's standard industrial rate. Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G will pay the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston.

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million and collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     On August 8, 1990 the PSC issued an order effective November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court,
which reversed and remanded to the PSC its August 8, 1990 order.   Pipeline
Corporation appealed that decision to the Supreme Court which on January 10, 1994 reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its Order dated December 12, 1995 maintaining the present level of the caps. This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening. The Circuit Court judge has written a letter to the parties indicating that he will rule to require the PSC to set an overall rate of return. However, no order has been issued. The impact, if any, on the Company's results of operations, cash flows and financial position is not presently determinable.

     The revised estimated primary cash requirements for 1997, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1996 are as follows:

                                                     1997            1996
                                                    (Thousands of Dollars)

Property additions and construction
  expenditures, net of allowance for
  funds used during construction                    $296,822        $280,749
Nuclear fuel expenditures                             30,706          12,724
Maturing obligations, redemptions and
  sinking and purchase fund requirements              37,285          33,717
    Total                                           $364,812        $327,190


     Approximately 51% of total cash requirements (after payment of dividends) was provided from internal sources in 1996 as compared to 56% in 1995.

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. At December 31, 1996 the Company had available for issuance $317.6 million under this program, of which $25 million was issued on February 12, 1997.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1996 the Bond Ratio was 4.37. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $379 million at December 31, 1996), (ii) retirements of Class A Bonds (which retirement credits totaled $69.6 million at December 31, 1996), and (iii) cash on deposit with the Trustee.

     SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose as of December 31, 1996), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1996 the New Bond Ratio was 5.90.

The following additional financing transactions have occurred since December 31, 1995:

     On January 12, 1996 SCANA closed on unsecured bank loans totaling $60 million due January 10, 1997, and used the proceeds to pay off a loan in a like total amount. On January 10, 1997 SCANA refinanced the loans with unsecured bank loans totaling $60 million due January 9, 1998 at initial interest rates between 5.995% and 6.031%, at a fixed 12-month LIBOR plus a spread of 10 to 12 1/2 basis points.

     On February 12, 1997 SCANA closed on the sale of $25 million of Medium-Term Notes having an annual interest rate of 6.9% and maturing February 15, 2007. These funds were used to reduce short-term borrowings at SCANA, which borrowings had been incurred in support of nonregulated subsidiaries' construction activities.

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

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term indebtedness. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1999. GENCO has not sought such authorization.

     SCE&G had $145 million authorized and unused lines of credit at December 31, 1996. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1996. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1996 was $66.1 million.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1996 the Preferred Stock Ratio was 2.80.

     During 1996 SCANA issued 1,118,366 shares of the Company's common stock under its Investor Plus Plan. In addition, SCANA issued 1,393,761 shares of its common stock pursuant to its Stock Purchase-Savings Plan (SPSP). At December 31, 1996 SCANA has authorized and reserved for issuance, and registered under effective registration statements, 387,742 and 1,157,378 shares of common stock pursuant to the Investor Plus Plan and the SPSP,
respectively.   On January 14, 1997 an additional 2,500,000 shares of SCANA common stock were registered for sale under the Investor Plus Plan. Effective February 1, 1997 the Investor Plus Plan converted from an original issue plan to a market purchase plan.

     The Company anticipates that its revised 1997 cash requirements of $364.8 million will be met through internally generated funds (approximately 67%, after payment of dividends), the sales of additional equity securities and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financing will depend upon market conditions and other factors. Actual 1997 expenditures may vary from the estimates set forth above due to factors such as inflation and economic conditions, regulation and legislation, rates of load growth, environmental protection standards and the cost and availability of capital.

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

     During 1995 the Company filed compliance plans related to Phase II requirements with DHEC. The Company currently estimates that air emissions control equipment will require capital expenditures of $114 million over the 1997-2001 period to retrofit existing facilities, with increased operation and maintenance costs of approximately $1 million per year. To meet compliance requirements through the year 2006, the Company anticipates total capital expenditures of approximately $131 million.

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

   The South Carolina Solid Waste Policy and Management Act of 1991 directed DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has promulgated a proposed regulation, which, if adopted as a final regulation in its present form, would significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the cost, if any, to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. Deferred amounts totaled $41.4 million and $18.0 million at December 31, 1996 and 1995, respectively. The deferral includes the estimated costs associated with the matters discussed below.

           In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation report was submitted to the EPA in February 1995. SCE&G resolved second and third round comments and submitted a Final Draft Remedial Investigation Report in October 1996.
           Although SCE&G is continuing to investigate cost-effective cleanup methodologies, further work is pending EPA approval of the Final Draft Remedial Investigation Report.

           In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

           SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

     SCE&G is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers.

Regulatory Matters

     SCE&G filed for electric rate relief in 1995 to encompass primarily the remaining costs of completing the Cope Generating Station. As discussed under "Liquidity and Capital Resources," the PSC issued an order on January 9, 1996 increasing electric retail rates.

     The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See "Competition" for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate there to be any material adverse impact on the results of operations, cash flows, financial position or business prospects.

Other

     SCI holds an approximate 17% interest in the common stock of InterCel, a publicly traded telecommunications company which owns PCS licenses for the Birmingham, Alabama; Jacksonville, Florida; and Memphis, Tennessee/Jackson, Mississippi MTAs. In June 1996 InterCel purchased a PCS license for the Atlanta MTA, financing the purchase principally through a private placement of non-voting convertible preferred stock, of which SCI purchased $75 million.
The non-voting preferred stock is convertible to InterCel common stock in April 2000. InterCel was the winning bidder for additional PCS licenses to provide service to thirteen BTAs in Kentucky, Tennessee and Indiana. In March 1997 SCI, to support the purchase by InterCel of the BTA licenses and build-out of the system, agreed to purchase 50,000 shares of InterCel Series D non-voting convertible preferred stock for $22.5 million. The stock is convertible after five years into InterCel common stock. InterCel will market PCS in portions of twelve states with a population of 23 million.

     SCI, through GulfStates FiberNet, a joint venture with a subsidiary of ITC, owns and operates a 900 mile fiber optic network through Alabama, Georgia, Louisiana, Mississippi and Texas. A percentage of the projected annual revenues for the years 1997-2003 of certain fiber optic routes of the joint venture has been guaranteed by SCI. The amount of such guarantee over its remaining term, net of $33.5 million for revenue contracts obtained by the joint venture, is approximately $7.3 million. In March 1997 SCI reached an agreement with ITC to sell to ITC, in exchange for non-voting convertible preferred stock and a subordinated note of ITC, SCI's 64% interest in GulfStates Fibernet, a Georgia general partnership (constituting the remaining joint venture interests of SCI), and certain fiber optic assets of SCI located within the State of Georgia. Upon closing of the transaction and expected refinancing of debt associated with the joint venture, SCI is to be released from its revenue guarantee.

     SCI, as a result of an internal audit, informed the FCC that it violated certain licensing requirements in establishing and operating an 800 Mhz radio system in South Carolina for public safety and utility use. As a result, SCI has returned to the FCC several licenses obtained in violation of FCC rules and the FCC is conducting an investigation of the system. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

     SCI has agreed to purchase 50,000 shares of InterCel Series D convertible preferred stock for $22.5 million. The stock is convertible after five years into 1,764,706 shares of InterCel common stock.

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

     In an effort to limit exposure to changing natural gas prices, in January 1995 the Company entered into a series of forward contracts for approximately sixty percent of its forecasted natural gas production for the years 1996-2001. In 1996 portions of the forward contracts for the year 1997 and all of the forward contracts for the years 1998-2001 were removed. The closing of the contracts did not result in a material gain or loss to the Company.

     Petroleum Resources and Fina Oil and Chemical Company (Fina) are parties to a joint exploration and development agreement providing for the exclusive oil and gas development rights on approximately 400,000 acres in southern Louisiana. Petroleum Resources and Fina are continuing an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned on a 50-50 basis between the companies. Petroleum Resources' participation in the seismic and drilling activity is financed largely with internal cash flows from the existing Petroleum Resources operations.

     On April 22, 1996 Petroleum Resources closed a $46.7 million sale of substantially all of its interests in oil and gas properties in the state of Oklahoma to ONEOK Resources Company, a subsidiary of ONEOK, Inc.

     In August 1996, Petroleum Resources and Cobra Oil and Gas Corporation (COBRA) entered into an agreement providing for the joint exploration and development of fifteen field areas in Alabama, Arkansas, Louisiana, New Mexico and Texas. Petroleum Resources' average interest in the program is approximately 30%. Under the agreement, Petroleum Resources has acquired interests in 83,000 acres of processed 3-D seismic data covering 900 square miles.

RESULTS OF OPERATIONS

Earnings and Dividends

      Earnings per share of common stock, the percent increase (decrease) from the previous year and the rate of return earned on common equity for the years 1994 through 1996 were as follows:

                                                1996      1995      1994
Earnings per weighted average share            $2.05     $1.70     $1.22
Percent increase (decrease) in earnings
  per share                                     20.6%     39.3%    (33.3%)
Return earned on common equity (year-end)       12.8%     10.8%      8.5%

     1996 Earnings per share and return on common equity increased primarily as a result of higher electric sales margins at SCE&G and improved earnings at Petroleum Resources which more than offset increases in operating expenses. Additionally, SCI reported a nonrecurring after-tax gain of $5.7 million as a result of the business combination of Powertel PCS Partners and InterCel in February 1996.

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

     The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 3.9% of income before income taxes in 1996, 8.0% in 1995 and 8.3% in 1994.

    In 1996 SCANA's Board of Directors raised the quarterly cash dividend on common stock to 36 3/4 cents per share from 36 cents per share. The increase, effective with the dividend payable on April 1, 1996, raised the indicated annual dividend rate to $1.47 per share from $1.44. SCANA has increased the dividend rate on its common stock in 43 of the last 44 years.

Electric Operations

         Electric sales margins for 1996, 1995 and 1994 were as follows:

                                                1996       1995       1994
                                                  (Millions of Dollars)

Electric operating revenues                  $1,106.5   $1,006.4     $975.4
Less:  Fuel used in electric generation         250.5      227.4      235.1
       Purchased power                           11.4       14.7       20.1
     Margin                                  $  844.6   $  764.3     $720.2



     1996 The electric sales margin increased primarily as a result of the rate increase received by SCE&G in January 1996. Economic growth factors also contributed to the increase.

     1995 The electric sales margin increased primarily as a result of the combined impact of warmer weather in the third quarter of 1995, colder weather in the fourth quarter of 1995 and the base rate increase received by the Company in mid-1994. These factors more than offset the negative impact of milder weather experienced during the first half of 1995.

     Increases (decreases) from the prior year in megawatt hour (MWH) sales volume by classes were as follows:

Classification                                     1996         1995

Residential                                      212,888      415,676
Commercial                                       144,536      229,472
Industrial                                       110,147       48,651
Sale for Resale (excluding interchange)          (39,853)      38,688
Other                                             (1,013)      12,776
     Total territorial                           426,705      745,263
Interchange                                      699,425       24,545
     Total                                     1,126,130      769,808

     Interchange sales volume for 1996 increased as a result of additional capacity resulting from the startup of the Cope plant in early 1996.

Gas Operations

         Gas sales margins for 1996, 1995 and 1994 were as follows:

                                         1996        1995        1994
                                             (Millions of Dollars)

Gas operating revenues                  $403.2      $342.7      $342.7
Less:  Gas purchased for resale          276.8       212.4       220.9
     Margin                             $126.4      $130.3      $121.8


     1996 The gas sales margin decreased primarily as a result of higher gas costs and curtailments imposed on interruptible industrial
            customers during abnormally cold weather.   Also, contributing to
            the decline in the gas sales margin from 1995 to 1996 were lower gas prices in 1995 which allowed Pipeline Corporation to compete more successfully in that year with alternate fuel suppliers in industrial markets.

    1995 The gas sales margin increased primarily as a result of lower gas costs which allowed Pipeline Corporation to compete successfully with alternate fuel suppliers in industrial markets. A shifting of transportation customers to the industrial class and an increase in interruptible gas sales also contributed to the improved margin.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                    1996          1995

Residential                                     1,774,289       802,211
Commercial                                        585,669       632,959
Industrial                                     (1,564,759)    7,960,434
Sale for resale                                   583,040       744,663
Transportation gas                             (1,219,903)   (8,089,043)
     Total                                        158,336     2,051,224


Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:
Classification                                 1996              1995
                                                (Millions of Dollars)

Other operation and maintenance               $20.1             $(6.6)
Depreciation and amortization                  17.7              10.7
Income taxes                                    8.1              15.4
Other taxes                                     3.3               5.0
   Total                                      $49.2             $24.5

      1996 Other operation and maintenance expenses increased primarily as a result of higher production costs attributable to the Cope plant which became operational in January, 1996. The increase in depreciation and amortization expenses reflects the addition of the Cope plant and other additions to plant-in-service. The increase in income tax expense corresponds to the increase in operating income. The increase in other taxes reflects higher property taxes resulting from property additions and higher millages and assessments.

     1995 Other operation and maintenance expenses decreased primarily as a result of lower pension costs and lower costs at electric generating stations. The increase in depreciation and amortization expenses is primarily attributable to additions to plant-in-service and the write-off of certain software costs.
             The increase in income tax expense corresponds to the increase in operating income. The increase in other taxes reflects higher property taxes resulting from higher millages and assessments partially offset by lower payroll taxes resulting from early retirements of employees.

Other Income

     1996 Other income, net of taxes, increased approximately $23.9 million in 1996 primarily due to the improved earnings performance of Petroleum Resources attributable to a noncash reserve adjustment recorded in the second quarter of 1995 and to higher gas prices and lower production costs. The gain reported by SCI, discussed under "Earnings and Dividends" is also included in other income reported for 1996.

     1995 Other income, net of taxes, increased $36.0 million in 1995 primarily due to the improved earnings performance of Petroleum Resources as discussed under "Earnings and Dividends."


Interest Expense


     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Classification                                 1996              1995
                                                (Millions of Dollars)

Interest on long-term debt, net               $(1.4)            $ 7.6
Other interest expense                         (3.8)             10.4
   Total                                      $(5.2)            $18.0


     1996 The decrease in interest expense is due primarily to reductions in outstanding debt throughout most of the year.

     1995 The increase in interest expense is due primarily to the issuance of additional debt, including commercial paper, during the latter part of 1994 and early 1995.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


                                                                      Page

Independent Auditors' Report.......................................    44

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1996 and 1995...    45

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1996, 1995 and 1994.............    47

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994.............................    48

    Consolidated Statements of Capitalization as of
      December 31, 1996 and 1995...................................    49

    Notes to Consolidated Financial Statements.....................    51


     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT

SCANA CORPORATION:

     We have audited the accompanying Consolidated Balance Sheets and Consolidated Statements of Capitalization of SCANA Corporation and subsidiaries (Company) as of December 31, 1996 and 1995 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 7, 1997


CONSOLIDATED BALANCE SHEETS


December 31,                                                          1996          1995
ASSETS                                                              (Thousands of Dollars)
Utility Plant (Notes 1, 3 and 4):
  Electric                                                         $4,135,567    $3,539,068
  Gas                                                                 540,196       484,752
  Transit                                                               3,923         3,768
  Common                                                               81,858        91,616
    Total                                                           4,761,544     4,119,204
  Less accumulated depreciation and amortization                    1,517,847     1,367,541
    Total                                                           3,243,697     2,751,663
  Construction work in progress                                       219,150       644,661
  Nuclear fuel, net of accumulated amortization                        41,006        46,492
  Acquisition adjustment-gas, net of accumulated amortization          25,175        26,172
      Utility Plant, Net                                            3,529,028     3,468,988

Nonutility Property and Investments (Net of accumulated
  depreciation and depletion)(Note 1)                                 345,248       314,207

Current Assets:
  Cash and temporary cash investments (Note 8)                         17,349        16,082
  Receivables                                                         239,286       211,173
  Inventories (At average cost):
    Fuel (Notes 3 and 4)                                               67,428        61,499
    Materials and supplies                                             49,449        47,674
  Prepayments                                                          13,276        15,870
  Deferred income taxes                                                20,776        20,186
      Total Current Assets                                            407,564       372,484

Deferred Debits:
  Emission allowances                                                  30,457        28,514
  Environmental                                                        41,375        18,016
  Nuclear plant decommissioning fund (Note 1)                          42,194        36,070
  Pension asset, net (Note 1)                                          57,931        35,354
  Other (Notes 1 and 10)                                              305,549       260,793
      Total Deferred Debits                                           477,506       378,747

        Total                                                      $4,759,346    $4,534,426







December 31,                                                          1996          1995
CAPITALIZATION AND LIABILITIES                                      (Thousands of Dollars)

Stockholders' Investment:
  Common equity (Note 5)                                           $1,683,448    $1,554,680
  Preferred stock (Not subject to purchase or sinking funds)           26,027        26,027
     Total Stockholders' Investment                                 1,709,475     1,580,707
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                43,014        46,243
Long-Term Debt, Net (Notes 3, 4 and 8)                              1,581,608     1,588,879
         Total Capitalization                                       3,334,097     3,215,829

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                               144,599       112,524
  Current portion of long-term debt (Note 3)                           51,220        40,983
  Current portion of preferred stock (Note 6)                           2,432         2,439
  Accounts payable                                                    157,475       138,778
  Customer deposits                                                    16,122        13,643
  Taxes accrued                                                        70,610        66,914
  Interest accrued                                                     25,609        25,884
  Dividends declared                                                   40,773        39,056
  Other                                                                 7,200         8,071
         Total Current Liabilities                                    516,040       448,292

Deferred Credits:
  Deferred income taxes (Notes 1 and 7)                               577,509       542,022
  Deferred investment tax credits (Notes 1 and 7)                      84,100        87,719
  Reserve for nuclear plant decommissioning (Note 1)                   42,194        36,070
  Other (Note 1)                                                      205,406       204,494
         Total Deferred Credits                                       909,209       870,305

Commitments and Contingencies (Note 10)                                  -             -

           Total                                                   $4,759,346    $4,534,426




See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                                1996        1995       1994
                                                                   (Thousands of Dollars
                                                                 except per share amounts)
Operating Revenues (Notes 1 and 2):
  Electric                                                  $1,106,524  $1,006,420 $  975,388
  Gas                                                          403,199     342,662    342,672
  Transit                                                        3,108       3,889      4,002
        Total Operating Revenues                             1,512,831   1,352,971  1,322,062

Operating Expenses:
  Fuel used in electric generation                             250,516     227,405    235,136
  Purchased power                                               11,449      14,704     20,104
  Gas purchased for resale                                     276,843     212,427    220,923
  Other operation (Note 1)                                     238,901     228,682    229,996
  Maintenance (Note 1)                                          68,362      58,432     63,725
  Depreciation and amortization (Note 1)                       147,557     129,888    119,177
  Income taxes (Notes 1 and 7)                                 118,023     109,949     94,510
  Other taxes                                                   87,297      83,970     78,938
        Total Operating Expenses                             1,198,948   1,065,457  1,062,509

Operating Income                                               313,883     287,514    259,553

Other Income (Note 1):
  Other income (loss), net of income taxes                      21,964      (1,915)   (37,925)
  Allowance for equity funds used during construction            7,028       9,975      8,176
        Total Other Income                                      28,992       8,060    (29,749)

Income Before Interest Charges
  and Preferred Stock Dividends                                342,875     295,574    229,804

Interest Charges (Credits):
  Interest on long-term debt, net                              114,954     116,368    108,804
  Other interest expense                                        13,283      17,102      6,749
  Allowance for borrowed funds used
    during construction (Note 1)                                (6,081)    (11,922)    (7,156)
        Total Interest Charges, Net                            122,156     121,548    108,397

Income Before Preferred Stock Cash
  Dividends of Subsidiary                                      220,719     174,026    121,407
Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                  (5,433)     (5,687)    (5,955)

Net Income                                                     215,286     168,339    115,452
Retained Earnings at Beginning of Year, as adjusted            497,991     472,371    490,830
Other                                                             (386)       -          -
Common Stock Cash Dividends Declared (Note 5)                 (154,725)   (142,719)  (133,911)
Retained Earnings at End of Year                            $  558,166  $  497,991 $  472,371

Net Income                                                  $  215,286  $  168,339 $  115,452
Weighted Average Number of Common Shares
  Outstanding (Thousands)                                      105,123      99,044     94,762
Earnings Per Weighted Average Share of Common Stock              $2.05       $1.70      $1.22

See Notes to Consolidated Financial Statements.





CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                     1996              1995              1994
                                                                               (Thousands of Dollars)
Cash Flows From Operating Activities:
  Net income                                                       $215,286          $168,339          $115,452
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation, depletion and amortization                        182,561           197,735           272,106
    Amortization of nuclear fuel                                     18,601            20,017            13,487
    Deferred income taxes, net                                       53,035           (21,969)           (9,282)
    Deferred investment tax credits, net                             (3,619)           (3,630)           (3,632)
    Pension asset                                                   (22,577)          (15,573)           (8,452)
    Dividends declared on preferred stock of subsidiary               5,433             5,687             5,955
    Allowance for funds used during construction                    (13,109)          (21,897)          (15,332)
    Nuclear refueling accrual                                        (2,454)            6,957            (4,881)
    Equity in (earnings) losses of investees                         (3,020)              666              (230)
    Over (under) collections, fuel adjustment clauses                (8,261)           18,986           (16,966)
    Early retirements                                                (1,943)          (24,823)           (7,086)
    Emission allowances, net of AFC                                  (1,885)           (7,592)          (19,409)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                            (28,113)          (27,993)           (9,059)
      (Increase) decrease in inventories                             (7,704)           (1,437)            2,131
      (Increase) decrease in prepayments                              2,594             3,983             1,973
      Increase (decrease) in accounts payable                        18,697            18,815           (19,331)
      Increase (decrease) in taxes accrued                            3,696            20,244            (3,393)
      Increase (decrease) in interest accrued                          (275)              658             3,442
    Other, net                                                       (6,140)           28,572            (1,585)
Net Cash Provided From Operating Activities                         400,803           365,745           295,908
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures,
   net of AFC                                                      (235,331)         (299,993)         (389,268)
  (Increase) decrease in nonutility property and investments:
    (Acquisition) sale of oil and gas producing properties           53,020              -              (47,189)
    Nonutility property                                             (36,656)          (25,646)         (115,541)
    Investments                                                     (84,669)          (62,750)          (19,006)
    Sale of real estate assets                                        2,123            18,528            79,439
Net Cash Used For Investing Activities                             (301,513)         (369,861)         (491,565)
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds                                         -               99,583            99,207
    Issuance of common stock                                         69,099           172,036            63,317
    Issuance of notes and loans                                      63,815            62,542            60,000
    Issuance of pollution control bonds                                -                 -               30,000
  Repayments:
    Mortgage bonds                                                  (22,000)          (64,779)             -
    Notes and loans                                                 (68,480)          (69,444)          (75,545)
    Other long-term debt                                               (110)          (11,300)             (230)
    Preferred stock                                                  (3,236)           (3,264)           (3,398)
  Dividend payments:
    Common stock                                                   (153,010)         (139,297)         (131,925)
    Preferred stock                                                  (5,487)           (5,750)           (6,048)
  Short-term borrowings, net                                         32,075           (59,303)          128,808
  Fuel financings, net                                              (10,689)           26,236            13,844
Net Cash Provided By (Used For) Financing Activities                (98,023)            7,260           178,030
Net Increase (Decrease) in Cash and Temporary Cash Investments        1,267             3,144           (17,627)
Cash and Temporary Cash Investments, January 1                       16,082            12,938            30,565
Cash and Temporary Cash Investments, December 31                   $ 17,349          $ 16,082          $ 12,938

Supplemental Cash Flow Information:
  Cash paid for - Interest (Includes capitalized interest of
                            $6,081, $11,922 and $7,156)            $125,958          $130,495          $110,347
                - Income taxes                                      115,365            99,050            90,012

Noncash Financing Activities:
  Charleston Franchise Agreement                                     21,429              -                 -
  Charleston Environmental Agreement                                 19,500              -                 -



See Notes to Consolidated Financial Statements.






  SCANA Corporation
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                           1996            1995
Common Equity (Note 5):                                                               (Thousands of Dollars)
  Common stock, without par value, authorized 150,000,000 shares; issued
    and outstanding, 1996 - 106,175,273 shares and 1995 -103,623,863 shares         $1,125,282      $1,056,689
  Retained earnings                                                                    558,166         497,991
Total Common Equity                                                                  1,683,448  51%  1,554,680    48%


South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1996       1995      Current   Through     Minimum
  $100 Par      8.40%    197,668    197,668     101.00       -       101.00             19,767          19,767
   $50 Par      5.00%    125,209    125,209      52.50       -        52.50              6,260           6,260
Total Preferred Stock (Not subject to purchase or sinking funds)                        26,027   1%     26,027     1%

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1996       1995      Current   Through     Minimum
                7.70%     84,000     86,965     101.00       -       101.00              8,400          8,696
                8.12%    118,812    123,045     102.03       -       102.03             11,881         12,305
      Total              202,812    210,010

  $50 Par Value - Authorized 1,602,539 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1996       1995      Current   Through     Minimum
                4.50%     16,000     17,519      51.00       -        51.00                800            876
                4.60%         87        834      50.50       -        50.50                  4             42
                4.60%(A)  24,052     26,052      51.00       -        51.00              1,203          1,303
                4.60%(B)  71,400     74,800      50.50       -        50.50              3,570          3,740
                5.125%    71,000     72,000      51.00       -        51.00              3,550          3,600
                6.00%     80,000     83,200      50.50       -        50.50              4,000          4,160
                8.72%     64,000     95,985      51.00   12-31-98     50.00              3,200          4,799
                9.40%    176,751    183,219      51.175      -        51.175             8,838          9,161
      Total              503,290    553,609


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1996 and 1995

Total Preferred Stock (Subject to purchase or sinking funds)                            45,446         48,682
Less: Current portion, including sinking fund requirements                               2,432          2,439
Total Preferred Stock, Net (Subject to purchase or sinking funds)                       43,014   1%    46,243     1%

See Notes to Consolidated Financial Statements.








December 31,                                                                           1996             1995
Long-Term Debt (Notes 3, 4 and 8):                                                     (Thousands of Dollars)

SCANA Corporation:
  Bank Notes, due 1998 (Various rates between 5.99% and 6.03%, reset annually)        60,000           60,000
  Medium-Term Notes:
                                        Year of
                Series                  Maturity

                5.76%                     1998                                        20,000           20,000
                7.17%                     1999                                        42,400           42,400
                6.60%                     1999                                        30,000           30,000
                6.15%                     2000                                        20,000           20,000
                6.51%                     2003                                        20,000           20,000

South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        2000                                       100,000          100,000
                6 1/4%                    2003                                       100,000          100,000
                7.70%                     2004                                       100,000          100,000
                7 1/8%                    2013                                       150,000          150,000
                7 1/2%                    2023                                       150,000          150,000
                7 5/8%                    2023                                       100,000          100,000
                7 5/8%                    2025                                       100,000          100,000

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity


                5.45%                     1996                                          -              15,000
                6%                        1997                                        15,000           15,000
                6 1/2%                    1998                                        20,000           20,000
                7 1/4%                    2002                                        30,000           30,000
                9%                        2006                                       130,771          130,771
                8 7/8%                    2021                                       113,450          120,450

  Pollution Control Facilities Revenue Bonds:
    5.95% Series, due 2003                                                             6,450            6,560
    Fairfield County Series 1984, due 2014 (6.50%)                                    56,820           56,820
    Richland County Series 1985, due 2014 (6.50%)                                      5,210            5,210
    Fairfield County Series 1986, due 2014 (6.50%)                                     1,090            1,090
    Colleton and Dorchester Counties Series 1987, due 2014 (6.60%)                     4,365            4,365
    Orangeburg County Series 1994, due 2024 (Daily adjusted rate)                     30,000           30,000
  Department of Energy Decontamination and Decommissioning Obligation                  3,187            3,560
  Charleston Franchise Agreement due 1997-2002                                        21,429             -
  Charleston Environmental Agreement due 1997-1999                                    19,500             -
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, due 2014 (6.50%)                                        35,850           35,850
  Note, 7.78%, due 2011                                                               60,000           63,700
South Carolina Fuel Company, Inc.:
  Commercial Paper                                                                    66,141           76,830
South Carolina Pipeline Corporation:
  Notes, 6.72%, due 2013                                                              21,250           22,500
Other                                                                                  3,840            3,993
Total Long-Term Debt                                                               1,636,753        1,634,099
Less -  Current maturities, including sinking fund requirements                       51,220           40,983
     -  Unamortized discount                                                           3,925            4,237
Total Long-Term Debt, Net                                                          1,581,608  47%   1,588,879  50%
Total Capitalization                                                              $3,334,097 100%  $3,215,829 100%
See Notes to Consolidated Financial Statements.

                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.   Organization and Principles of Consolidation

     SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 but is exempt from registration under such Act. The Company, through wholly owned subsidiaries, is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina. The Company is also engaged in other energy-related businesses, such as owning and operating interests in oil and gas properties and natural gas marketing. The Company also provides, in the South and Southeast, fiber optic communications and invests in companies developing personal communications services for wireless communications.

     The accompanying Consolidated Financial Statements reflect the accounts of the Company and its wholly owned subsidiaries:

      Regulated utilities

      South Carolina Electric & Gas Company (SCE&G)
      South Carolina Fuel Company, Inc. (Fuel Company)
      South Carolina Generating Company, Inc. (GENCO)
      South Carolina Pipeline Corporation (Pipeline Corporation)

      Nonregulated businesses

      SCANA Petroleum Resources, Inc. (Petroleum Resources)
      SCANA Energy Marketing, Inc.
      Suburban Propane Group, Inc.
      SCANA Propane Services, Inc.
      SCANA Communications, Inc. (SCI)
      Primesouth, Inc.
      ServiceCare, Inc.
      SCANA Resources, Inc.
      SCANA Development Corporation (in liquidation)

      Certain investments are reported using the cost or equity method of accounting, as appropriate. Significant intercompany balances and transactions have been eliminated in consolidation in compliance with Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" which provides that profit on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable.

B.  Basis of Accounting

     The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of SFAS 71. The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1996, approximately $287 million and $59 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $57 million, respectively. The electric regulatory assets of approximately $119 million (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2A, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $64 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write-off its regulatory assets and liabilities.
Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

C.  System of Accounts

    The accounting records of the Company's regulated subsidiaries are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the PSC.

D.  Utility Plant

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

    SCE&G, operator of the V. C. Summer Nuclear Station (Summer Station), and the South Carolina Public Service Authority (PSA) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to SCE&G's portion of Summer Station was approximately $937.2 million and $925.1 million as of December 31, 1996 and 1995, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $313.2 million and $261.0 million as of December 31, 1996 and 1995, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.   Allowance for Funds Used During Construction

     AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 9.1%, 8.6% and 8.5% for 1996, 1995 and 1994, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

F.   Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during semiannual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next semiannual fuel cost hearing. SCE&G had overcollected through the electric fuel cost component approximately $1.9 million and $3.8 million at December 31, 1996 and December 31, 1995, respectively, which are included in "Deferred Credits - Other."

     Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and that contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1996 and 1995 the Company had undercollected through the gas cost recovery procedure approximately $10.9 million and $4.6 million, respectively, which are included in "Deferred Debits
- Other."

     SCE&G's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.   Depreciation and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were as follows:


                                       1996             1995            1994
SCE&G                                  3.13%            3.02%           3.01%
GENCO                                  2.68%            2.67%           2.70%
Pipeline Corporation                   2.56%            2.78%           2.79%
Aggregate of Above                     3.08%            2.98%           2.98%


     Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of SCE&G's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department Of Energy (DOE) under a contract for disposal of spent nuclear fuel.

     The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method.

H.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1996 and 1995) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches.
Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.

     Pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, SCE&G has recorded a liability for its estimated
share of the DOE's decontamination and decommissioning obligation.   The
liability, approximately $3.2 million at December 31, 1996, has been included in "Long-Term Debt, Net." SCE&G is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.  Income Taxes

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

J.   Pension Expense

         The Company has a noncontributory defined benefit pension plan, which covers all permanent employees. Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. The Company's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

   Net periodic pension cost for the years ended December 31, 1996, 1995 and 1994 included the following components:


                                                   1996       1995      1994
                                                     (Thousands of Dollars)
Service cost--benefits earned during the period $  6,511   $  5,187  $  8,684
Interest cost on projected benefit obligation     21,985     19,473    21,711
Adjustments:
  Return on plan assets                          (78,614)  (103,874)    2,365
  Net amortization and deferral                   40,150     74,769   (29,760)
  Net periodic pension (income) expense         $ (9,968)  $ (4,445) $  3,000


 The determination of net periodic pension cost is based upon the following assumptions:


                                           1996            1995         1994
Annual discount rate                       7.5%            8.0%        7.25%
Expected long-term rate of
  return on plan assets                    8.0%            8.0%         8.0%
Annual rate of salary increases            3.0%            2.5%        4.75%


     The following table sets forth the funded status of the plan at December 31, 1996 and 1995:


                                                            1996       1995
                                                       (Thousands of Dollars)
Actuarial present value of benefit obligations:
  Vested benefit obligation                               $243,872   $228,434
  Nonvested benefit obligation                              23,732     15,540
      Accumulated benefit obligation                      $267,604   $243,974

Plan assets at fair value
  (invested primarily in equity
  and debt securities)                                    $523,530   $447,760
Projected benefit obligation                               306,881    284,145
Plan assets greater than
  projected benefit obligation                             216,649    163,615
Unrecognized net transition liability                        8,178      9,022
Unrecognized prior service costs                             8,223      9,660
Unrecognized net gain                                     (175,119)  (146,943)
      Pension asset recognized in
        Consolidated Balance Sheets                       $ 57,931   $ 35,354


   The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1996 and 1995.


                                                            1996    1995

Annual discount rate used to determine
  benefit obligations                                       7.5%    7.5%
Assumed annual rate of future salary increases
  for projected benefit obligation                          3.0%    3.0%

     In addition to pension benefits, the Company provides certain health care
and life insurance benefits to active and retired employees.   The costs of
postretirement benefits other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. Prior to 1993, the Company expensed these benefits, which are primarily health care, as claims were incurred. In its June 1993 electric rate order the PSC approved the inclusion in rates of the portion of increased expenses related to electric operations. The Company expensed approximately $9.8 million, $8.5 million and $8.6 million, net of payments to current retirees, for the years ended December 31, 1996, 1995 and 1994, respectively. Additionally, in 1996 the Company expensed approximately $6.2 million to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC. (See
Note 2A.)

     Net periodic postretirement benefit cost for the years ended December 31, 1996, 1995 and 1994, included the following components:

                                                    1996       1995      1994
                                                      (Thousands of Dollars)

Service cost--benefits earned during the period $ 2,631 $ 2,076 $ 2,417 Interest cost on accumulated postretirement
  benefit obligation                                7,841      7,253     6,644
Adjustments:
   Return on plan assets                             -          -         -
   Amortization of unrecognized transition
    obligation                                      9,513      3,344     3,344
   Other net amortization and deferral              1,150        661       860
   Net periodic postretirement benefit cost       $21,135    $13,334   $13,265

          The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                     1996       1995     1994

Annual discount rate                                 7.5%        8.0%   7.25%
Health care cost trend rate                          9.5%       11.0%  11.25%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                  5.5%        6.0%   5.25%


   The following table sets forth the funded status of the plan at December 31, 1996 and 1995:

                                                              1996      1995
                                                        (Thousands of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                 $ 74,181  $ 64,989
  Other fully eligible participants                           6,674     6,685
  Other active participants                                  29,275    27,076
   Accumulated postretirement benefit obligation            110,130    98,750
Plan assets at fair value                                      -         -
Accumulated postretirement benefit obligation               110,130    98,750

Plan assets less than accumulated postretirement
  benefit obligation                                       (110,130)  (98,750)
Unrecognized net transition liability                        48,724    58,237
Unrecognized prior service costs                              6,224     5,320
Unrecognized net loss                                        17,838    13,840
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                         $(37,344) $(21,353)

    The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                               1996      1995
Assumed health care cost trend rate used to
  measure expected costs                                       9.5%     10.5%
Ultimate health care cost trend rate
  (to be achieved in 2004)                                     5.5%      5.5%
Annual discount rate                                           7.5%      7.5%
Annual rate of salary increases                                3.0%      3.0%


     The effect of a one percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1996 and the accumulated postretirement benefit obligation as of December 31, 1996 would be to increase such amounts by $191,000 and $3.2 million, respectively.

K.   Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

     Long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.   Environmental

     The Company has an environmental assessment program to identify and assess current and former operating sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. Such deferred amounts totaled $41.4 million and $18.0 million at December 31, 1996 and 1995, respectively. The deferral includes the costs estimated to be associated with the matters discussed in
Note 10C.

M.  Oil and Gas

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

    In addition, the capitalized costs are subject to a "ceiling test," which limits such costs to the aggregate of the estimated present value of future net cash flows from proved oil and gas reserves, plus the lower of cost or fair market value of unproved properties. Non-cash write-downs resulting from the application of the ceiling test were $0 millon, $24.2 million and $94.1 million in the years ended December 31, 1996, 1995 and 1994, respectively.

    The valuation estimates of interests in oil and natural gas properties are significantly influenced by oil and natural gas market prices and the results of recurring reserve studies of such properties. Net income of the Company may be materially adversely affected by a decline in oil and natural gas prices or reserve estimates.

N.  Temporary Cash Investments

    The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

O.  Reclassifications

    Certain amounts from prior periods have been reclassified to conform with the 1996 presentation.

P.  Use of Estimates

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

2.  RATE MATTERS:

     A. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately five percent of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

    B. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1996, as a result of the ongoing annual review, the PSC approved the continued use of the billing surcharge. The balance remaining to be recovered amounts to approximately $38.0 million.

    C. In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court
denied in an Order dated May 9, 1996.   In this Order, the Circuit Court
upheld its previous Orders and remanded them back to the PSC. During August, the PSC heard oral arguments on the Orders on remand for the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders back to the Circuit Court where they are awaiting action.

    D. On August 8, 1990, the PSC issued an order effective November 1, 1990, approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court,
which reversed and remanded to the PSC its August 8, 1990 order.   Pipeline
Corporation appealed that decision to the Supreme Court, which on January 10, 1994 reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its Order dated December 12, 1995 maintaining the present level of the caps. This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening. The Circuit Court judge has written a letter to the parties indicating that he will rule to require the PSC to set an overall rate of return. However, no order has been issued. The impact, if any, on the Company's results of operations, cash flows and financial position is not presently determinable.

3.   LONG-TERM DEBT:

     The annual amounts of long-term debt maturities, including the amounts due under the nuclear and fossil fuel agreements (see Note 4), and sinking fund requirements for the years 1997 through 2001 are summarized as follows:


 Year                     Amount                 Year                 Amount
                             (Thousands of Dollars)

1997                     $ 51,220                2000                $146,200
1998                      199,126                2001                  26,205
1999                      105,095

     Approximately $17.3 million of the portion of long-term debt payable in 1997 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     On January 10, 1997 the Company made unsecured bank loans totaling $60 million, due January 9, 1998 at initial rates between 5.995% and 6.031%, at a fixed 12-month LIBOR plus a spread of 10 to 12 1/2 basis points. Proceeds from the loans were used to repay unsecured bank loans totaling $60 million due January 10, 1997 which were classified as long-term debt at December 31, 1996.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G will pay the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G will pay the City $26 million over a four-year period (1996-1999). Such amount is deferred (see
Note 1L). Accordingly, the unpaid balances of these amounts are included in "Long-Term Debt."

     SCE&G has three-year revolving lines of credit totaling $100 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $100 million. The long-term nature of the lines of credit allow commercial paper in excess of $100 million to be classified as long-term debt. SCE&G had outstanding commercial paper of $90 million at December 31, 1996.

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

     Commercial paper outstanding totaled $66.1 million and $76.8 million at December 31, 1996 and 1995 at weighted average interest rates of 5.62% and 5.76%, respectively.

5.  COMMON EQUITY:

    The changes in "Common Stock," without par value, during 1996, 1995 and 1994 are summarized as follows:


                                                Number            Thousands
                                               of Shares          of Dollars
Balance December 31, 1993                      93,238,914        $  826,665
  Issuance of common stock                      2,796,106            60,105
Balance December 31, 1994                      96,035,020           886,770
  Issuance of common stock                      7,588,843           169,919
Balance December 31, 1995                     103,623,863         1,056,689
  Issuance of common stock                      2,551,410            68,593
Balance December 31, 1996                     106,175,273        $1,125,282

    The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1996 approximately $17.6 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

    Cash dividends on common stock were declared at an annual rate per share of $1.47, $1.44 and $1.41 for 1996, 1995 and 1994, respectively.

6.  PREFERRED STOCK (Subject to Purchase or Sinking Funds):

    The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values.

    The aggregate annual amounts of purchase fund or sinking fund requirements for preferred stock for the years 1997 through 2001 are summarized as follows:

Year                   Amount                   Year                Amount
                          (Thousands of Dollars)

1997                   $2,432                   2000                $2,440
1998                    2,440                   2001                 2,440
1999                    2,440


    The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1996, 1995 and 1994 are summarized as follows:


                                                     Number     Thousands
                                                   of Shares   of Dollars
Balance December 31, 1993                            881,968      $55,344
  Shares Redeemed:
   $100 par value                                     (8,072)        (807)
    $50 par value                                    (51,802)      (2,591)
Balance December 31, 1994                            822,094       51,946
  Shares Redeemed:
   $100 par value                                     (6,809)        (681)
    $50 par value                                    (51,666)      (2,583)
Balance December 31, 1995                            763,619       48,682
  Shares Redeemed:
   $100 par value                                     (7,198)        (720)
    $50 par value                                    (50,319)      (2,516)
Balance December 31, 1996                            706,102      $45,446


7.  INCOME TAXES:

    Total income tax expense for 1996, 1995 and 1994 is as follows:


                                                  1996      1995      1994
                                                 (Thousands of Dollars)
Current taxes:
  Federal                                      $ 98,286   $101,656   $62,033
  State                                          14,051     16,193    13,178
    Total current taxes                         112,337    117,849    75,211
Deferred taxes, net:
  Federal                                         8,635    (13,878)   (9,006)
  State                                           1,706     (1,224)      (86)
  Total deferred taxes                           10,341    (15,102)   (9,092)
Investment tax credits:
Amortization of amounts deferred (credit)        (3,619)    (3,630)   (3,631)

    Total income tax expense                   $119,059   $ 99,117   $62,488

    The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1996, 1995 and 1994) to pretax income is reconciled as follows:


                                              1996        1995        1994
                                                 (Thousands of Dollars)
Net income                                  $215,286    $168,339    $115,452
Total income tax expense:
  Charged to operating expenses              118,023     109,949      94,510
  Charged (credited) to other income           1,036     (10,832)    (32,022)
Preferred stock dividends                      5,433       5,687       5,955
    Total pretax income                     $339,778    $273,143    $183,895

Income taxes on above at statutory
  Federal income tax rate                   $118,922    $ 95,600    $ 64,363
Increases (decreases) attributable to:
  State income taxes (less Federal income
    tax effect)                               10,242       9,730       8,510
  Deferred income tax reversal at higher
    than statutory rates                      (4,073)     (3,941)     (4,327)
  Amortization of investment tax credits      (3,619)     (3,630)     (3,631)
  Other differences, net                      (2,413)      1,358      (2,427)
    Total income tax expense                $119,059    $ 99,117    $ 62,488

The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $556.7 million at December 31, 1996 and $521.8 million at December 31, 1995 are as follows:

                                                  1996            1995
                                                 (Thousands of Dollars)
Deferred tax assets:
  Unamortized investment tax credits           $ 52,113        $ 54,342
  Cycle billing                                  19,799          19,143
  Nuclear operations expenses                     4,722           3,755
  Oil and gas properties                          8,267           9,738
  Deferred compensation                           6,749           5,647
  Other postretirement benefits                  10,764           6,371
  Other                                          12,883           7,599
    Total deferred tax assets                   115,297         106,595

Deferred tax liabilities:
  Property, plant and equipment                 610,957         592,160
  Pension expense                                21,790          14,191
  Research and experimentation                   12,528           6,196
  Reacquired debt                                 8,334           6,680
  Deferred Fuel                                   3,701             541
  Other                                          14,721           8,662
    Total deferred tax liabilities              672,031         628,430
Net deferred tax liability                     $556,734        $521,835


The Internal Revenue Service has examined and closed consolidated Federal income tax returns of the Company through 1989, has examined and proposed adjustments to the Company's Federal returns for 1990 through 1992 and is currently examining the Company's Federal returns for 1993 through 1995. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8. FINANCIAL INSTRUMENTS:

    The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995 are as follows:


                                         1996                     1995
                                             Estimated               Estimated
                                Carrying       Fair      Carrying      Fair
                                 Amount        Value      Amount       Value
                                             (Thousands of Dollars)
Assets:
  Cash and temporary
    cash investments         $   17,349    $   17,349  $   16,082 $   16,082
  Investments                   179,809       167,657      90,380    105,280
Liabilities:
  Short-term borrowings         144,599       144,599     112,524    112,524
  Long-term debt              1,632,828     1,673,085   1,629,862  1,737,686
  Preferred stock
    (subject to purchase
    or sinking funds)            45,446        44,342      48,682     46,603


     The information presented herein is based on pertinent information available to the Company as of December 31, 1996 and 1995. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1996, and the current estimated fair value may differ significantly from the estimated fair value at that date.

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

    SCI was a principal partner in Powertel PCS Partners L.P. (Powertel), which owned licenses to develop a personal communications services (PCS) system in major markets in the Southeast. As a result of the February 7, 1996 merger of Powertel with InterCel, Inc., an established provider of cellular telephone services, SCI received approximately 4.5 million shares of InterCel common stock at a distribution price per share of $16.50. Such shares are restricted securities until early 1998. Based on the value of InterCel common stock on the distribution date, SCI recorded in "Other Income" a one-time after-tax gain on its investment of approximately $5.7 million. In April 1996, SCI purchased 100,000 shares of InterCel non-voting convertible preferred stock for $75 million. Such stock is convertible in April 2000 at a conversion price of $16.50, or approximately 4.5 million common shares. InterCel common stock closed at 12 1/4 per share on December 31, 1996, resulting in a pretax unrealized holding loss of approximately $31.1 million. The common stock ranged from a low of 11 3/4 to a high of 26 1/4 during 1996 and, through February 12, ranged from a low of 12 1/16 to a high of 17 during 1997.

9.  SHORT-TERM BORROWINGS:

    The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1996, 1995 and 1994 and for the years then ended are as follows:


                                               1996      1995      1994
                                                 (Millions of Dollars)

Authorized lines of credit at year-end        $525.1    $477.1    $379.1
Unused lines of credit at year-end            $470.4    $470.0    $355.1

Short-term borrowings outstanding at
  year-end:
    Bank loans                                $ 54.6    $ 32.0    $ 71.8
      Weighted average interest rate            5.81%     6.21%     6.38%
    Commercial paper                          $ 90.0    $ 80.5    $100.0
      Weighted average interest rate            5.53%     5.83%     6.04%

10. COMMITMENTS AND CONTINGENCIES:

    A. Construction

     The Company and Westvaco Corporation have formed a limited liability company, Cogen South LLC, to build and operate a $170 million cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. SCANA and Westvaco each own a 50% interest in the LLC. The facility will provide industrial process steam for the Westvaco paper mill and shaft horsepower to enable SCE&G to generate up to 99 megawatts of electricity. Construction financing is being provided to Cogen South LLC by banks. A $15 million capital contribution to the LLC by each partner is expected prior to operation of the facility. In addition to the cogeneration LLC, Westvaco has entered into a 20-year contract with SCE&G for all its electricity requirements at the North Charleston mill at SCE&G's standard industrial rate. Construction of the plant began in September 1996 and it is expected to be operational in the fall of 1998.

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

    SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers
(ANI) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $5.7 million.
    To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a material adverse impact on the Company's results of operations, cash flows and financial position.

    C.  Environmental

     In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park Area Site in Charleston, South Carolina. This site originally encompassed approximately eighteen acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and a draft Remedial Investigation Report was submitted to the EPA in February 1995. SCE&G resolved second and third round comments and submitted a Final Draft Remedial Investigation Report in October 1996. Although SCE&G is continuing to investigate cost-effective cleanup methodologies, further work is pending EPA approval of the Final Draft Remedial Investigation Report.

     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup (see Note 1L). As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G maintains an active review of the sites to monitor the nature and extent of the residual contamination.

    SCE&G is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers.
     D.  Franchise Agreement

     See Note 3 for a discussion of an electric franchise agreement between SCE&G and the City of Charleston.

     E.  Oil and Gas Forward Contracts
     In an effort to limit exposure to changing natural gas prices, in January 1995 the Company entered into a series of forward contracts for approximately sixty percent of its forecasted natural gas production for the years 1996-2001. In 1996, portions of the forward contracts for the year 1997 and all of the forward contracts for the years 1998-2001 were removed. The closing of the contracts did not result in a material gain or loss to the Company.

     F.  SCI Matters

     A percentage of the projected annual revenues for the years 1996-2003 of certain fiber optic routes of a joint venture between SCI and a subsidiary of ITC has been guaranteed by SCI. The amount of such guarantee over the remaining portion of the eight-year period, net of $33.5 million for revenue contracts obtained by the joint venture, is approximately $7.3 million.

SCI, as a result of an internal audit, informed the Federal Communications Commission (FCC) that it violated certain licensing requirements in establishing and operating an 800 Mhz radio system in South Carolina for public safety and utility use. As a result, SCI has returned to the FCC several licenses obtained in violation of FCC rules and the FCC is conducting an investigation of the system. The Company does not believe that the resolution of this issue will have a material impact on results of operations, cash flows or financial position.

     G.  Claims and Litigation

     The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can currently be determined.

11. SEGMENT OF BUSINESS INFORMATION:

    Segment information at December 31, 1996, 1995 and 1994 and for the years then ended is as follows:

                                    1996
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $1,106,524   $403,199    $ 3,108    $1,512,831
Operating expenses,
  excluding depreciation
  and amortization               692,127    349,918      9,346     1,051,391
Depreciation and
  amortization                   129,588     17,706        263       147,557

Total operating expenses         821,715    367,624      9,609     1,198,948

Operating income (loss)       $  284,809   $ 35,575    $(6,501)      313,883


Add  - Other income, net                                              28,992
Less - Interest charges, net                                         122,156
     - Preferred stock dividends                                       5,433
Net income                                                        $  215,286


Capital expenditures:
 Identifiable                 $  198,671   $ 48,338    $   443    $  247,452

Utilized for overall Company operations                               23,981
Total                                                             $  271,433


Identifiable assets at
  December 31, 1996:
    Utility plant, net        $3,047,648   $370,772    $ 1,875    $3,420,295
    Inventories                   83,931     26,057        423       110,411
          Total               $3,131,579   $396,829    $ 2,298     3,530,706

Other assets                                                       1,228,640
Total assets                                                      $4,759,346

                                    1995
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $1,006,420   $  342,662  $   3,889  $1,352,971
Operating expenses,
  excluding depreciation
  and amortization               638,480      286,660     10,429     935,569
Depreciation and
  amortization                   110,865       18,016      1,007     129,888

Total operating expenses         749,345      304,676     11,436   1,065,457

Operating income (loss)       $  257,075   $   37,986  $  (7,547)    287,514

Add  - Other income, net                                               8,060
Less - Interest charges, net                                         121,548
     - Preferred stock dividends                                       5,687
Net income                                                        $  168,339


Capital expenditures:
 Identifiable                 $  253,577   $   38,718  $     265  $  292,560

Utilized for overall Company operations                               27,816
Total                                                             $  320,376


Identifiable assets at
  December 31, 1995:
    Utility plant, net        $3,033,887   $  337,939  $   1,878  $3,373,704
    Inventories                   87,143       15,714        561     103,418
          Total               $3,121,030   $  353,653  $   2,439   3,477,122

Other assets                                                       1,057,304
Total assets                                                      $4,534,426

                                    1994
                               Electric       Gas      Transit       Total
                                           (Thousands of Dollars)
Operating revenues            $975,388     $342,672    $  4,002   $1,322,062
Operating expenses,
  excluding depreciation
  and amortization             640,528      292,227      10,577      943,332
Depreciation and
  amortization                 102,647       16,304         226      119,177

Total operating expenses       743,175      308,531      10,803    1,062,509

Operating income (loss)       $232,213     $ 34,141    $ (6,801)     259,553

Add  - Other income, net                                             (29,749)
Less - Interest charges, net                                         108,397
     - Preferred stock dividends                                       5,955
Net income                                                        $  115,452


Capital expenditures:
 Identifiable                 $364,007     $ 20,079    $    347   $  384,433

Utilized for overall Company operations                               20,167
Total                                                             $  404,600


Identifiable assets at
  December 31, 1994:
    Utility plant, net        $2,897,954   $315,746    $  1,791   $3,215,491
    Inventories                   79,260     17,026         495       96,781
          Total               $2,977,214   $332,772    $  2,286    3,312,272

Other assets                                                       1,004,240
Total assets                                                      $4,316,512

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):


                                     1996
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $394,962   $350,386   $402,284  $365,199 $1,512,831
Operating
  income (000)             85,386     66,447     97,726    64,324    313,883
Net income (000)           68,813     38,300     69,963    38,210    215,286
Earnings per weighted
  average share of
  common stock
  as reported                 .66        .37        .66       .36       2.05



                                     1995
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
Total operating
  revenues (000)         $344,760   $311,136   $373,476  $323,599 $1,352,971
Operating
  income (000)             75,046     61,012     95,438    56,018    287,514
Net income (000)           51,265     15,586     68,029    33,459    168,339
Earnings per weighted
  average share of
  common stock
  as reported                 .53        .16        .69       .32       1.70

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
             FINANCIAL DISCLOSURE

     Not Applicable


                                          PART III

     The information required by Item 10, "Directors and Executive Officers of the Registrant," with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" on page 28 herein. The other information required by Item 10 is incorporated herein by reference to the captions "Election of Directors - Proposal 1" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

     The information called for by Item 11, "Executive Compensation", is incorporated herein by reference to the captions "Compensation of Directors," "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders.

     The information called for by Item 12, "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference to the caption "Security Ownership of Certain Beneficial Owners and Management" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders.

     The information called for by Item 13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the 1997 annual meeting of stockholders.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the Report of the Management Development and Corporate Performance Committee and the Long-term Compensation Committee on Executive Compensation and the Performance Graph included in the Company's definitive proxy statement for the 1997 annual meeting of stockholders shall not be incorporated by reference into any such filings.

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

(REGISTRANT)      SCANA CORPORATION



BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer and Director
DATE              February 18, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal executive officer:



BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Chairman of the Board, Chief
                  Executive Officer and Director
DATE              February 18, 1997

(ii) Principal financial and accounting officer:



BY (SIGNATURE)    s/K. B. Marsh
(NAME AND TITLE)  K. B. Marsh, Vice President - Finance,
                  Chief Financial Officer and Controller
DATE              February 18, 1997




BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 18, 1997




BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 18, 1997




BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 18, 1997




BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 18, 1997

BY (SIGNATURE)    s/J. B. Edwards
(NAME AND TITLE)  J. B. Edwards, Director
DATE              February 18, 1997


BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/B. A. Hagood
(NAME AND TITLE)  B. A. Hagood, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/Henry Ponder
(NAME AND TITLE)  Henry Ponder, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 18, 1997



BY (SIGNATURE)    s/E. C. Wall, Jr.
(NAME AND TITLE)  E. C. Wall, Jr., Director
DATE              February 18, 1997

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number

2.  Plan of Acquisition, Reorganization, Arrangement,
    Liquidation or Succession
    Not applicable

3.  Articles of Incorporation and By-Laws

    A.  Restated Articles of Incorporation of SCANA
        Corporation as adopted on April 26, 1989
        (Exhibit 3-A to Registration Statement No.
        33-49145)................................................. #
    B.  Articles of Amendment dated April 27, 1995
        (Exhibit 4-B to Registration Statement
        No. 33-62421)............................................. #
    C.  Copy of By-Laws of SCANA Corporation as
        revised and amended on June 18, 1996
        (Exhibit 4(B) to Registration Statement No.
        333-18149)................................................ #

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

11. Statement Re Computation of Per Share Earnings
    Not Applicable

12. Statements Re Computation of Ratios (Filed herewith).........  79
13. Annual Report to Security Holders, Form 10-Q or
    Quarterly Report to Security Holders
    Not Applicable

16. Letter Re Change in Certifying Accountant
    Not Applicable

18. Letter Re Change in Accounting Principles
    Not Applicable

21. Subsidiaries of the Registrant
    Included herein on Page 27

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX

Number

22. Published Report Regarding Matters Submitted to
    Vote of Security Holders
    Not Applicable

23. Consents of Experts and Counsel
    Consent of Deloitte & Touche LLP (Filed herewith)............  83

24. Power of Attorney
    Not Applicable

27. Financial Data Schedule
    Filed herewith

99. Additional Exhibits
    Not Applicable



# Incorporated herein by reference as indicated.




78