Form 10-K/A
period 1996-12-31
SCANA CORP
filed 1997-04-10
CIK 754737

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

(1)  Specified  sections  of  the  Registrant's 1997 Proxy
Statement, dated March 17, 1997, in connection with its 1997
Annual Meeting of Stockholders, are incorporated by reference in
Part III hereof.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1996, as set forth in the pages attached hereto:

     (List all such items, financial statements, exhibits or other portions amended.)

Item 8:   Financial Statements and Supplementary Data

     The above item has been amended to include the Financial
Statements for the Company's Stock Purchase-Savings Plan and the
Independent Auditors' Report thereon.

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

                         PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 1996 and 1995

    *Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1996, 1995 and 1994

    *Consolidated Statements of Cash Flows for the years ended
      December 31, 1996, 1995 and 1994

    *Consolidated Statements of Capitalization as of December 31, 1996 and 1995

    *Notes to Consolidated Financial Statements

 Stock Purchase-Savings Plan:                               Page

   **Independent Auditors' Report.........................   5

   **Financial Statements and Notes thereto...............   6

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

     (b)  Reports on Form 8-K

          None


    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended
December 31, 1996, 1995 and 1994, together with related Notes and
Independent Auditors' Report.


s/K. B. Marsh
K. B. Marsh
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee

                INDEPENDENT AUDITORS' REPORT

SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1996, 1995 and 1994, and the related Statements of Changes in Participants' Equity for the years then ended. These financial statements are the responsibility of the Committee for Administration of the Plan (the "Committee"). Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Committee, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1996, 1995 and 1994 and its changes in participants' equity for the years then ended in conformity with generally accepted accounting principles.

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



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
March 14, 1997


                              SCANA CORPORATION
                          STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                     As of December 31, 1996, 1995 and 1994
                            (Thousands of Dollars)



                                                  ACQUIRED WITH    ACQUIRED WITH
                                                    EMPLOYEES'        COMPANY
                                                  CONTRIBUTIONS    CONTRIBUTIONS
                                                SCANA        U.S.       SCANA
                                     TOTAL      COMMON     SAVINGS      COMMON
    December 31, 1996                PLAN       STOCK       BONDS       STOCK
Assets:
Investments In Securities:
 SCANA Corporation - 8,605,920
  shares of common stock - at
  market value (cost - $174,853)
  (Note 3).......................  $230,208    $112,321      $ -      $117,887
 United States Savings Bonds -
  Series E & EE - at cost........       320        -          320        -
    Total Investments In
     Securities..................   230,528     112,321       320      117,887
Cash.............................         5           5        -          -
Receivables From Participants
 (Note 2)........................    13,944      13,944        -          -
Receivable From SCANA
 Corporation - Dividends.........     3,139       1,528        -         1,611
       TOTAL ASSETS..............  $247,616    $127,798      $320     $119,498

PARTICIPANTS' EQUITY.............  $247,616    $127,798      $320     $119,498


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


See Notes to Financial Statements.






                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1996, 1995 and 1994
                              (Thousands of Dollars)


                                                 ACQUIRED WITH      ACQUIRED WITH
                                                   EMPLOYEES'          COMPANY
                                                 CONTRIBUTIONS      CONTRIBUTIONS
                                               SCANA         U.S.       SCANA
        Year Ended                 TOTAL       COMMON      SAVINGS      COMMON
     December 31, 1996             PLAN        STOCK        BONDS       STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation and Other............ $ 13,295     $  6,915     $ -      $  6,380
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,474         -          -         8,474
 Participating employees..........    9,293        9,293       -
      Total.......................   31,062       16,208       -        14,854
Deduct:
  Distributions to participants...   21,892       10,075       12       11,805
  Net depreciation in market
    value of common stock of
    SCANA Corporation (Note 3)....   15,848        7,684       -         8,164
Net Decrease In
 Participants' Equity.............   (6,678)      (1,551)     (12)      (5,115)
Participants' Equity, Beginning
 Of Year..........................  254,294      129,349      332      124,613
Participants' Equity, End Of Year. $247,616     $127,798     $320     $119,498

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

     Reclassifications

     Certain 1995 and 1994 amounts have been reclassified to conform with the 1996 presentation.

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

     At December 31, 1996, 1995 and 1994, there were 753, 795 and 922 participants, respectively, (including former employees) in the Regular Savings Option and 2,854, 2,876 and 3,237 participants, respectively, in the Tax Deferred Savings Option. At February 21, 1997 all of the Company's and the Company's participating subsidiaries' 4,118 employees were eligible to participate in the Plan, and payroll deductions under the Plan were in effect for 3,637 employees. At the SCANA Board of
Directors meeting held on    August 25, 1993, the Board voted that all
temporary employees hired in such capacity on or after October 30, 1993 not be permitted to participate in the Plan. On December 14, 1994, the Employee Plans Committee, created by the Board of Directors on December 15, 1993 for the purpose of reviewing and adopting most plan amendments, reversed the exclusion of temporary employees from plan participation.

    The Plan, as amended through 1996, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust under Section 401(a) of the Internal Revenue Code and, as such, is exempt from federal income taxes under Section 501(a). Participants are not taxed on the income earned or Company contributions made for their accounts, pursuant to the provisions of Section 401(a) of the Internal Revenue Code, until such time as the employees or their beneficiaries receive distributions from the Plan.

     First Union National Bank of South Carolina is the Trustee pursuant to a Trust Agreement executed on December 16, 1991.

3.  Appreciation (Depreciation) in Market Value of Common Stock:

     The cost, market value and appreciation (depreciation) in market value of common stock of SCANA Corporation as of and for the years ended December 31, 1996, 1995 and 1994 are summarized as follows (thousands of dollars):


                                                           Market     Excess of Market
                                   Number                Quotation    Value Over Cost
                                 of Shares    Cost         Value     (Cost Over Value)
Market)

December 31, 1996:
  Employee                       4,198,916   $ 88,800    $112,321          $ 23,521
  Company                        4,407,004     86,053     117,887            31,834
    Total                        8,605,920   $174,853    $230,208          $ 55,355



December 31, 1995:               8,333,328   $160,484    $238,541          $ 78,057

Decrease in Unrealized Appreciation, Net.................................   (22,702)
Appreciation Realized on Withdrawals.....................................     6,854
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1996..............................................  $(15,848)

December 31, 1994:               7,819,048   $144,864    $164,689          $ 19,825

Increase in Unrealized Appreciation, Net.................................  $ 58,232
Appreciation Realized on Withdrawals.....................................     3,269
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1995..............................................  $ 61,501

December 31, 1993:               7,077,446   $125,260    $176,051          $ 50,791

Decrease in Unrealized Appreciation, Net.................................  $(30,966)
Unrealized Depreciation on Shares Transferred from ESOP (Note 2).........      -
Appreciation Realized on Withdrawals.....................................     3,257
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1994..............................................  $(27,709)



4.   Accounts Payable to Participants and Former Participants:

     Amounts included in participants' equity to be distributed to participants and former participants were $1,178,019, $1,648,543 and $1,219,970 at December 31, 1996, 1995 and 1994,
respectively.

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

SCANA Corporation
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES (ITEM 27a) AS OF DECEMBER 31, 1996 (Thousands of Dollars)




                                                               CURRENT
DESCRIPTION                                 COST                VALUE



SCANA Corporation Common Stock            $174,853            $230,208

United States Savings Bonds                    320                 320

Loans to participants                       13,944              13,944

                                          $189,117            $244,472


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS  (ITEM 27d)
AS OF DECEMBER 31, 1996 (Thousands of Dollars)



DURING THE YEAR ENDED December 31, 1996 THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA
CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PROGRAM.

                                                                                COST OF       NET GAIN
                                                 PURCHASE       SELLING         ASSETS          FROM
                              NUMBER OF SHARES    PRICE          PRICE           SOLD           SALE
                                                    $              $               $              $


PURCHASED                         1,372,910       37,165           -              -              -
SALES FOR DISTRIBUTION TO
  PARTICIPANTS FOR WITHDRAWALS      793,684         -            21,455         15,902          5,553


SALES FOR 401K EMPLOYEE
  LOANS - STOCK                     306,634         -             8,195          6,894          1,301





INDEPENDENT AUDITORS' CONSENT

     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-32107 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-49333 on Form S-8, Post Effective Amendment No. 1 to Registration Statement No. 33-55861 on Form S-3, Post-effective Amendment No. 2 on Registration Statement No. 33-50571 on Form S-3, Post-Effective Amendment No. 1 to Registration Statement No. 33-56923 on Form S-8, Registration Statement No. 333-18149 on Form S-3 and Registration Statement No. 333-18973 on Form S-8 of our report dated March 14, 1997 on the SCANA Corporation Stock Purchase-Savings Plan appearing in this Annual Report on Form 10-K of SCANA Corporation for the year ended December 31, 1996, as amended.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
April 10, 1997






18