Form 10-Q
period 1997-03-31
SCANA CORP
filed 1997-05-13
CIK 754737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the quarterly period ended   March 31, 1997

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

    106,697,782 Common Shares, without par value, as of March 31, 1997

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1997
              and December 31, 1996....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended March 31, 1997 and 1996............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended March 31, 1997 and 1996............................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  16

     Item 6.  Exhibits and Reports on Form 8-K.........................  16

     Signatures........................................................  17

     Exhibit Index.....................................................  18


                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1997 and December 31, 1996
                                         (Unaudited)

                                                                 March 31,     December 31,
                                                                   1997           1996
                                                                  (Thousands of Dollars)
ASSETS
Utility Plant:
  Electric...................................................   $4,159,642     $4,135,567
  Gas........................................................      542,324        540,196
  Transit....................................................        3,881          3,923
  Common.....................................................       82,058         81,858
    Total....................................................    4,787,905      4,761,544
  Less accumulated depreciation and amortization.............    1,551,474      1,517,847
    Total....................................................    3,236,431      3,243,697
  Construction work in progress..............................      252,401        219,150
  Nuclear fuel, net of accumulated amortization..............       38,659         41,006
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       24,926         25,175
       Utility Plant, Net....................................    3,552,417      3,529,028

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      314,546        345,248

Current Assets:
  Cash and temporary cash investments........................       61,230         17,349
  Receivables................................................      219,692        239,286
  Inventories (at average cost):
    Fuel.....................................................       52,818         67,428
    Materials and supplies...................................       50,434         49,449
  Prepayments................................................       14,806         13,276
  Deferred income taxes......................................       20,043         20,776
       Total Current Assets..................................      419,023        407,564

Deferred Debits:
  Emission allowances........................................       30,485         30,457
  Environmental..............................................       41,418         41,375
  Nuclear plant decommissioning fund.........................       43,842         42,194
  Pension asset, net.........................................       62,116         57,931
  Other......................................................      263,947        305,549
       Total Deferred Debits.................................      441,808        477,506
                 Total.......................................   $4,727,794     $4,759,346


See notes to consolidated financial statements.





                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of March 31, 1997 and December 31, 1996
                                       (Unaudited)

                                                                  March 31,    December 31,
                                                                    1997           1996
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,139,067     $1,125,282
    Retained earnings........................................       575,253        558,166
    Net Unrealized Holding Loss on Securities................       (13,462)          -
     Total Common Equity.....................................     1,700,858      1,683,448
  Preferred Stock of Subsidiary (not subject to purchase
    or sinking funds)........................................        26,027         26,027
     Total Stockholders' Investment..........................     1,726,885      1,709,475
Preferred Stock of Subsidiary, net (subject to purchase
  or sinking funds)..........................................        41,253         43,014
Long-term debt, net..........................................     1,549,471      1,581,608
       Total Capitalization..................................     3,317,609      3,334,097

Current Liabilities:
  Short-term borrowings......................................       135,586        144,599
  Current portion of long-term debt..........................       107,730         51,220
  Current portion of preferred stock.........................         2,432          2,432
  Accounts payable...........................................       111,790        157,475
  Customer deposits..........................................        16,653         16,122
  Taxes accrued..............................................        35,566         70,610
  Interest accrued...........................................        31,731         25,609
  Dividends declared.........................................        42,059         40,773
  Other......................................................         8,729          7,200
       Total Current Liabilities.............................       492,276        516,040

Deferred Credits:
  Deferred income taxes......................................       587,223        577,509
  Deferred investment tax credits............................        83,189         84,100
  Reserve for nuclear plant decommissioning..................        43,842         42,194
  Other......................................................       203,655        205,406
       Total Deferred Credits................................       917,909        909,209
                 Total.......................................    $4,727,794     $4,759,346

See notes to consolidated financial statements.




                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended March 31, 1997 and 1996
                                    (Unaudited)

                                                          Three Months Ended
                                                               March 31,
                                                           1997         1996
                                           (Thousands of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric.............................................. $252,597     $262,146
  Gas...................................................  132,110      131,906
  Transit...............................................      411          910
      Total Operating Revenues..........................  385,118      394,962

OPERATING EXPENSES:
  Fuel used in electric generation......................   54,329       57,002
  Purchased power.......................................      662        1,740
  Gas purchased for resale..............................   82,807       86,535
  Other operation.......................................   55,679       56,219
  Maintenance...........................................   15,490       14,970
  Depreciation and amortization.........................   38,267       35,790
  Income taxes..........................................   30,933       34,264
  Other taxes...........................................   25,847       23,056
      Total Operating Expenses..........................  304,014      309,576

OPERATING INCOME........................................   81,104       85,386

OTHER INCOME:
  Allowance for equity funds used
    during construction.................................    1,919        1,705
  Other income, net of income taxes.....................    6,632       13,739
      Total Other Income................................    8,551       15,444
INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS.............................   89,655      100,830

INTEREST CHARGES (CREDITS):
  Interest expense......................................   32,609       32,596
  Allowance for borrowed funds used
    during construction.................................   (1,662)      (1,949)
      Total Interest Charges, Net.......................   30,947       30,647

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY...............................   58,708       70,183
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)..........................   (1,343)      (1,370)
NET INCOME..............................................   57,365       68,813
RETAINED EARNINGS AT BEGINNING OF PERIOD................  558,166      497,991
COMMON STOCK CASH DIVIDENDS DECLARED....................  (40,278)     (38,334)
RETAINED EARNINGS AT END OF PERIOD...................... $575,253     $528,470

NET INCOME.............................................. $ 57,365     $ 68,813
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS) .......................  106,623      104,158
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK....................................... $    .54     $    .66
CASH DIVIDENDS DECLARED PER SHARE OF
 COMMON STOCK........................................... $  .3775     $  .3675


See notes to consolidated financial statements.






                                 SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended March 31, 1997 and 1996
                                     (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                               1997           1996
                                                              (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................   $  57,365       $  68,813
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............      45,015          48,224
    Amortization of nuclear fuel........................       5,767           5,208
    Deferred income taxes, net..........................      18,787          18,489
    Pension asset.......................................      (4,185)         (3,104)
    Allowance for funds used during construction........      (3,581)         (3,654)
    Over (under) collections, fuel adjustment clauses...      17,100           9,155
    Early retirements...................................       4,306          (4,260)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................      29,558         (25,070)
     (Increase) decrease in inventories.................      13,625          11,134
     (Increase) decrease in prepayments.................      (1,530)           (465)
     Increase (decrease) in accounts payable............     (45,685)        (28,565)
     Increase (decrease) in taxes accrued...............     (35,044)        (25,967)
     Increase (decrease) in interest accrued ...........       6,122           7,629
    Other, net..........................................      (6,227)         18,831
Net Cash Provided From Operating Activities.............     101,393          96,398

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................     (40,518)        (47,869)
  Increase in other property and investments............     (12,466)        (13,781)
  Sale of Subsidiary Assets.............................       7,794            -
Net Cash Used For Investing Activities..................     (45,190)        (61,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................      24,844          60,000
    Issuance of other long-term debt....................        -                935
    Issuance of common stock............................      14,653          19,248
  Repayments:
    Redemption of notes.................................        -            (61,886)
    Other long-term debt................................      (3,434)           (391)
    Preferred stock.....................................      (1,761)         (1,762)
  Dividend payments:
    Common stock........................................     (39,019)        (37,305)
    Preferred stock of subsidiary.......................      (1,341)         (1,396)
  Short-term borrowings, net............................      (9,013)        (16,541)
  Fuel and emission allowance financings, net...........       2,749           7,523
Net Cash Used For Financing Activities..................     (12,322)        (31,575)
NET INCREASE (DECREASE) IN CASH AND
  TEMPORARY CASH INVESTMENTS............................      43,881           3,173
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      17,349          16,082
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31.........   $  61,230       $  19,255

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $1,662 and $1,949).......   $  25,918       $  24,112
                - Income taxes..........................       2,156           2,238

NONCASH INVESTING ACTIVITIES:
  Subsidiary sale of interest in joint venture and certain other assets valued at approximately
    24.4 million in exchange for preferred stock and notes of investee:


See notes to consolidated financial statements.



                         SCANA CORPORATION
            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          March 31, 1997
                           (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's Annual Report on Form 10-K for the year ended December 31, 1996. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS 71). The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 1997, approximately $242 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $60 million, respectively. The electric regulatory assets of approximately $89 million (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $61 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.     RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At March 31, 1997 approximately $18.4 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

3.     INVESTMENTS IN EQUITY SECURITIES:

       SCANA Communications, Inc. (SCI), owns 4.5 million common shares and 100,000 non-voting convertible preferred shares of InterCel, Inc. (InterCel), an established provider of cellular telephone services and a developer of a personal communications services (PCS) system in major markets in the Southeast. Such investments, with book values of approximately $66.7 million and $75.1 million, respectively, are accounted for on the cost method. Common shares were recorded at $14.85 per share and are restricted securities (within the meaning of the Securities
       Act of 1933) until February 1998.   Preferred shares are
       convertible in April 2000 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. InterCel common stock, which trades on NASDAQ, traded between a high of $17 per share and a low of $9 3/4 per share during the first quarter and closed at $10 per share on March 31, 1997, resulting in a pretax unrealized holding loss of $21.8 million, or $13.5 million after-tax. Such amount is shown in the balance sheet as a separate line item under "Common
       Equity."   The market value of the convertible preferred shares
       of InterCel is not readily determinable. However, on an as if converted basis, the market value of the underlying common shares was approximately $45.5 million at March 31, 1997, resulting in an unrecorded pretax holding loss of $29.6 million.

       SCI also holds investments in ITC Holding Company, Inc. (ITC), the parent company of InterCel, of approximately 775,000 shares of common stock and 588,000 shares of convertible preferred stock, with book values of approximately $16.1 million and $18 million, respectively. Fair market values for these investments are not readily determinable.

       In March 1997 SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting the remaining joint venture interests of SCI), and certain fiber optic assets of SCI located within the State of Georgia to ITC, a Georgia-based telecommunications holding company, in exchange for non-voting convertible preferred stock and a subordinated note of ITC.

4.     CONTINGENCIES:

       With respect to commitments at March 31, 1997, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in The Company's Annual Report on Form 10-K for the year ended December 31, 1996. Contingencies at March 31, 1997 are as follows:

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

       SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited
       (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.7 million.

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

       B.  Environmental

       The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred (approximately $41.4 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

                  In September 1992 the Environmental Protection Agency
                  (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. SCE&G is continuing to investigate cost-effective cleanup methodologies.

                  In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G expects to recover the amount of the settlement, which does not encompass site assessment and cleanup costs, in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

                  SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G is actively investigating the sites to monitor the nature and extent of the residual contamination.

       SCE&G is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers. Site assessment and cleanup costs recovered through rates are net of insurance recoveries.

       C.  SCANA Communications, Inc. Matters

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


5.     Subsequent Event

       On April 24, 1997 SCE&G sold 1,000,000 shares of 6.52% cumulative preferred stock, $100 par value. Net proceeds from the sale will be used to reduce short term indebtedness incurred for SCE&G's construction program, to refinance senior securities or for general corporate purposes.

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

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels. In January 1996 the PSC approved (as discussed under "Liquidity and Capital Resources") the accelerated recovery of SCE&G's electric regulatory assets and the shift, for ratemaking purposes, of depreciation reserves from transmission and distribution assets to nuclear production assets. The FERC has rejected the depreciation transfer for rates subject to its jurisdiction. In May 1996 the FERC approved SCE&G's application establishing open access transmission tariffs and requesting authorization to sell bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased
significantly.   The Company believes that these actions as well as
numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

    Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $242 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $60 million, respectively, on its balance sheet at March 31, 1997.

       Material Changes in Capital Resources and Liquidity
       Since December 31, 1996

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

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34% which will produce additional revenues of approximately $67.5 million annually. The increase has been implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase was implemented in January 1997 and will produce additional revenues of approximately $8.0 million annually, based on a test year, or .87% more than current rates. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitutes approximately 5% of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the three months ended March 31, 1997 and 1996:


                                                    Three Months Ended
                                                         March 31,
                                                    1997          1996
                                                  (Thousands of Dollars)

Net cash provided from operating activities       $101,393      $ 96,398
Net cash used for financing activities             (12,322)      (31,575)
Cash and temporary cash investments available
  at the beginning of the period                    17,349        16,082

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $106,420      $ 80,905

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $ 40,518      $ 47,869

Funds used for nonutility property
  additions                                       $  4,672      $ 13,781

     On January 12, 1996 SCANA closed on unsecured bank loans totalling $60 million due January 10, 1997, and used the proceeds to pay off a loan in a like total amount. On January 10, 1997 SCANA refinanced the loans with unsecured bank loans totaling $60 million due January 9, 1998 at initial interest rates between 5.995% and 6.031%, at a fixed 12-month LIBOR plus a spread of 10 to 12 1/2 basis points.

     On February 12, 1997 SCANA closed on the sale of $25 million of Medium-Term Notes having an annual interest rate of 6.9% and maturing February 15, 2007. These funds were used to reduce short-term borrowings at SCANA.

     On April 24, 1997 SCE&G sold 1,000,000 shares of 6.52% cumulative preferred stock $100 par value. Net proceeds from the sale will be used to reduce short term indebtedness incurred for SCE&G's construction program, to refinance senior securities or for general corporate purposes.

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

    In March 1997 SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting the remaining joint venture interests of SCI), and certain fiber optic assets of SCI located within the State of Georgia to ITC, a Georgia-based telecommunications holding company, in exchange for non-voting convertible preferred stock and a subordinated note of ITC.

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

     In August 1996, SPR and Cobra Oil Gas Corporation (COBRA) entered into an agreement providing for the joint exploration and development of fifteen field areas in Atlanta, Arkansas, Louisiana, New Mexico and Texas. SPR's average interest in the program is approximately 30%. Under the agreement, SPR has acquired interests in 83,000 acres of processed 3-D seismic data covering 900 square miles.

     The Company anticipates that the remainder of its 1997 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended March 31, 1997 was 3.45.

                       SCANA CORPORATION
                    Results of Operations
          For the Three Months ended March 31, 1997
      As Compared to the Corresponding Periods in 1996

Earnings and Dividends

     Net income for the three months ended March 31, 1997 decreased approximately $11.5 million, when compared to the corresponding period in 1996. The electric margin decreased by approximately $5.8 million primarily as a result of milder weather in the current period. The negative impact of weather on the electric margin was partially offset by higher retail electric rates and economic and customer growth. A non-recurring after-tax gain of $5.2 million reported by SCI as a result of the business combination of Powertel PCS Partners and Intercel, Inc. in February 1996 is included in net income for the three months ended March 31, 1996.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% and 3% of income before income taxes for the three months ended March 31, 1997 and 1996, respectively.

     On February 18, 1997 the Company's Board of Directors declared a quarterly dividend on common stock of 37 3/4 cents per share, for the quarter ended March 31, 1997. The dividend was paid on April 1, 1997 to common stockholders of record on March 10, 1997.

     On April 24, 1997 the Company's Board of Directors declared a quarterly dividend on common stock of 37 3/4 cents per share for the quarter ended June 30, 1997. The dividend is payable on July
1, 1997 to common stockholders of record on June 10, 1997.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1997, when compared to the corresponding period in 1996, was as follows:


                                                            Three Months
                                                         Change    % Change
                                                       (Millions)

Electric operating revenues                              $(9.6)      (3.6)
Less:  Fuel used in electric
         generation                                       (2.7)      (4.7)
       Purchased power                                    (1.1)     (62.0)
Margin                                                   $(5.8)      (2.9)

     The electric sales margin decreased for the three months ended March 31, 1997, when compared to the corresponding period in 1996 as a result of the effect of milder weather which more than offset the favorable impact of the rate increases placed into effect in January 1996 and January 1997 and economic growth factors.

     The change in the gas sale margins for the three months ended March 31, 1997, when compared to the corresponding period in 1996, was as follows:


                                                        Three Months
                                                     Change    % Change
                                                   (Millions)

Gas operating revenues                               $ 0.2        0.2
Less:  Gas purchased for resale                       (3.7)      (4.3)
Margin                                               $ 3.9        8.7

     The gas sales margin increased for the three months ended
March 31, 1997, when compared to the corresponding period in 1996 primarily as a result of increased sales to interruptible customers attributable to fewer curtailments.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1997, when compared to the corresponding period in 1996 are presented in the following table:



                                                       Three Months
                                                     Change    % Change
                                                  (Millions)

Other operation and maintenance                      $  -          -
Depreciation and amortization                          2.4        6.9
Income taxes                                          (3.3)      (9.7)
Other taxes                                            2.8       12.1
Total                                                $ 1.9        1.2


     Other operation and maintenance expenses for the three months
ended March 31, 1997 remained at 1996 levels.   Increased costs at
electric generating plants were largely offset by a decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996. The increase in depreciation and amortization expenses for the three months' comparisons reflects the addition of the Cope Plant and other additions to plant in service. The decrease in income tax expense for the three months results from the decrease in operating income. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope Plant and other property additions. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective in January 1997.
Other Income

     Other income, net of income taxes, for the three months ended March 31, 1997 decreased $7.1 million when compared to the corresponding period of 1996. The principal factors accounting for the drop in other income is the nonrecurring gain reported by SCI (discussed under "Earnings and Dividends"), which is included in other income reported for the three months ended March 31, 1996.

                       SCANA CORPORATION

                           Part II

OTHER INFORMATION

Item 1.    Legal Proceedings

             For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and
             Note 4 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

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



                                          SCANA CORPORATION
                                            (Registrant)




May 13, 1997            By:  s/K. B. Marsh
                             K. B. Marsh, Vice President - Finance,
                             Chief Financial Officer and Controller

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

       B. Articles of Amendment dated April 27, 1995
          (Exhibit 4-B to Registration Statement No.
          33-62421)...............................................   #

       C. Copy of By-Laws of SCANA Corporation as revised
          and amended on June 18, 1996 (Exhibit 4-B to
          Registration Statement No. 333-18149)....................  #

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