Form 10-Q
period 1997-06-30
SCANA CORP
filed 1997-08-12
CIK 754737

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC 20549


                                 FORM 10-Q

(Mark One)

 X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


        For the quarterly period ended   June 30, 1997

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

   107,105,095  Common Shares, without par value, as of June 30, 1997

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1997
              and December 31, 1996....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended June 30, 1997 and 1996.............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended June 30, 1997 and 1996.............................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  16

     Item 4.  Submission of Matters to a Vote of Security-Holders......  16

     Item 6.  Exhibits and Reports on Form 8-K.........................  16

     Signatures........................................................  17

     Exhibit Index.....................................................  18


                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1997 and December 31, 1996
                                         (Unaudited)

                                                                 June 30,     December 31,
                                                                   1997           1996
                                                                  (Thousands of Dollars)
ASSETS
Utility Plant:
  Electric...................................................   $4,168,395     $4,135,567
  Gas........................................................      543,198        540,196
  Transit....................................................        3,767          3,923
  Common.....................................................       80,651         81,858
    Total....................................................    4,796,011      4,761,544
  Less accumulated depreciation and amortization.............    1,568,109      1,517,847
    Total....................................................    3,227,902      3,243,697
  Construction work in progress..............................      281,321        219,150
  Nuclear fuel, net of accumulated amortization..............       38,497         41,006
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       24,677         25,175
       Utility Plant, Net....................................    3,572,397      3,529,028

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      351,414        345,248

Current Assets:
  Cash and temporary cash investments........................       20,136         17,349
  Receivables................................................      217,001        239,286
  Inventories (at average cost):
    Fuel.....................................................       56,280         67,428
    Materials and supplies...................................       50,485         49,449
  Prepayments................................................       21,264         13,276
  Deferred income taxes......................................       20,364         20,776
       Total Current Assets..................................      385,530        407,564

Deferred Debits:
  Emission allowances........................................       30,524         30,457
  Environmental..............................................       40,537         41,375
  Nuclear plant decommissioning fund.........................       45,491         42,194
  Pension asset, net.........................................       66,301         57,931
  Other......................................................      259,939        305,549
       Total Deferred Debits.................................      442,792        477,506
                 Total.......................................   $4,752,133     $4,759,346







See notes to consolidated financial statements.




                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of June 30, 1997 and December 31, 1996
                                       (Unaudited)

                                                                  June 30,    December 31,
                                                                    1997           1996
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,148,255     $1,125,282
    Retained earnings........................................       564,377        558,166
    Net Unrealized Holding Loss on Securities................        (2,706)          -
     Total Common Equity.....................................     1,709,926      1,683,448
  Preferred Stock of Subsidiary (not subject to purchase
    or sinking funds)........................................       126,027         26,027
     Total Stockholders' Investment..........................     1,835,953      1,709,475
Preferred Stock of Subsidiary, net (subject to purchase
  or sinking funds)..........................................        41,033         43,014
Long-term debt, net..........................................     1,548,571      1,581,608
       Total Capitalization..................................     3,425,557      3,334,097

Current Liabilities:
  Short-term borrowings......................................        53,715        144,599
  Current portion of long-term debt..........................        92,713         51,220
  Current portion of preferred stock.........................         2,432          2,432
  Accounts payable...........................................       110,989        157,475
  Customer deposits..........................................        17,266         16,122
  Taxes accrued..............................................        54,653         70,610
  Interest accrued...........................................        26,521         25,609
  Dividends declared.........................................        43,364         40,773
  Other......................................................         7,768          7,200
       Total Current Liabilities.............................       409,421        516,040

Deferred Credits:
  Deferred income taxes......................................       583,322        577,509
  Deferred investment tax credits............................        82,278         84,100
  Reserve for nuclear plant decommissioning..................        45,491         42,194
  Other......................................................       206,064        205,406
       Total Deferred Credits................................       917,155        909,209
                 Total.......................................    $4,752,133     $4,759,346



See notes to consolidated financial statements.





                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                    For the Periods Ended June 30, 1997 and 1996
                                    (Unaudited)

                                            Three Months Ended           Six Months Ended
                                                  June 30,                   June 30,
                                             1997         1996          1997          1996
                                           (Thousands of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric............................... $247,452     $269,380    $  500,049    $  531,527
  Gas....................................   84,076       80,113       216,186       212,018
  Transit................................      433          893           843         1,803
      Total Operating Revenues...........  331,961      350,386       717,078       745,348

OPERATING EXPENSES:
  Fuel used in electric generation.......   55,031       67,128       109,360       124,131
  Purchased power........................    3,863        4,015         4,525         5,756
  Gas purchased for resale...............   55,279       54,051       138,086       140,586
  Other operation........................   56,112       57,694       111,790       113,913
  Maintenance............................   20,527       18,292        36,017        33,261
  Depreciation and amortization..........   38,275       37,057        76,542        72,847
  Income taxes...........................   18,921       22,766        49,854        57,030
  Other taxes............................   23,125       22,936        48,972        45,992
      Total Operating Expenses...........  271,133      283,939       575,146       593,516

OPERATING INCOME.........................   60,828       66,447       141,932       151,832

OTHER INCOME:
  Allowance for equity funds used
    during construction..................    1,279        1,601         3,198         3,306
  Other income, net of income taxes......       71        2,556         6,702        16,296
      Total Other Income.................    1,350        4,157         9,900        19,602

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS..............   62,178       70,604       151,832       171,434

INTEREST CHARGES (CREDITS):
  Interest expense.......................   31,578       32,356        64,186        64,951
  Allowance for borrowed funds used
    during construction..................   (1,433)      (1,420)       (3,095)       (3,369)
      Total Interest Charges, Net........   30,145       30,936        61,091        61,582


INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY................   32,033       39,668        90,741       109,852
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)...........   (2,477)      (1,368)       (3,820)       (2,739)
NET INCOME...............................   29,556       38,300        86,921       107,113
RETAINED EARNINGS AT BEGINNING OF PERIOD.  575,253      528,470       558,166       497,991
COMMON STOCK CASH DIVIDENDS DECLARED.....  (40,432)     (38,578)      (80,710)      (76,912)
RETAINED EARNINGS AT END OF PERIOD....... $564,377     $528,192    $  564,377    $  528,192

NET INCOME............................... $ 29,556     $ 38,300    $   86,921    $  107,113
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS)
    (Note 1C)............................  106,999      104,824       106,812       104,491
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK........................ $    .28     $    .37    $      .81    $     1.03
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK.......................... $  .3775     $  .3675    $    .7550    $    .7350


See notes to consolidated financial statements.






                                SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                     For the Periods Ended June 30, 1997 and 1996
                                     (Unaudited)
                                                               Six Months Ended
                                                                    June 30,
                                                              1997            1996
                                                             (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................   $  86,921       $ 107,113
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............      91,466          92,440
    Amortization of nuclear fuel........................      10,783           7,933
    Deferred income taxes, net..........................       5,906          16,981
    Pension asset.......................................      (8,370)         (6,208)
    Over (under) collections, fuel adjustment clauses...      15,836            (443)
    Allowance for funds used during construction........      (6,293)         (6,675)
    Early retirements...................................       8,283          (5,920)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................      32,249         (20,723)
     (Increase) decrease in inventories.................      10,112          16,800
     (Increase) decrease in prepayments.................      (7,988)         (9,114)
     Increase (decrease) in accounts payable............     (46,486)         (8,316)
     Increase (decrease) in taxes accrued...............     (15,957)        (26,493)
     Increase (decrease) in interest accrued ...........         912             847
    Other, net..........................................        (705)         18,829
Net Cash Provided From Operating Activities.............     176,669         177,051

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................     (98,090)       (102,332)
  Increase in other property and investment.............     (40,948)        (92,972)
  Sale of subsidiary assets.............................       7,924          42,554
Net Cash Used For Investing Activities..................    (131,114)       (152,750)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................      24,844          60,000
    Issuance of other long-term debt....................        -             30,720
    Issuance of common stock............................      24,841          37,083
    Issuance of preferred stock.........................      99,000            -
  Repayments:
    First and Refunding Mortgage Bonds..................     (15,000)        (22,000)
    Redemption of notes.................................        -            (61,912)
    Other long-term debt................................      (3,445)           -
    Preferred stock.....................................      (1,981)         (1,987)
  Dividend payments:
    Common stock........................................     (79,297)        (75,638)
    Preferred stock of subsidiary.......................      (2,630)         (2,747)
  Short-term borrowings, net............................     (90,884)         18,721
  Fuel and emission allowance financings, net...........       1,784           9,921
Net Cash Used For Financing Activities..................     (42,768)         (7,839)
NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS......................................       2,787          16,462
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      17,349          16,082
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30..........   $  20,136       $  32,544

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $3,095 and $3,369).......   $  61,516       $  62,791
                - Income taxes..........................      31,119          44,167

NONCASH INVESTING ACTIVITIES:
  Exchange of interest in joint venture and certain other assets with a book value of approximately
    $24.4 million in exchange for preferred stock and notes of buyer.


See notes to consolidated financial statements.



6



                      SCANA CORPORATION
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       June 30, 1997
                        (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 1997, approximately $237 million and $69 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $56 million, respectively. The electric regulatory assets of approximately $83 million (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $57 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.     RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At June 30, 1997 approximately $19.5 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

3.     INVESTMENTS IN EQUITY SECURITIES:

       SCANA Communications, Inc. (SCI), owns 4.5 million common shares and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, Inc. (Powertel), formerly InterCel, Inc., a publicly traded telecommunications company which owns personal communications services ("PCS") systems in major markets in the southeast. Such investments, with book values of approximately $66.7 million, $75.1 million and $22.5 million, respectively, are accounted for on the cost method. Common shares were recorded
       at $14.85 per share.   Preferred series B shares are
       convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately
       1.7 million common shares. Powertel common stock, which trades on NASDAQ, traded between a high of $14 5/8 per share and a low of $9 1/2 per share during the second quarter and closed at $13 7/8 on June 30, 1997, resulting in a pretax unrealized holding loss of $4.4 million, or $2.7 million after-tax. Such amount is shown in the balance sheet as a separate line item under
       "Common Equity."   The market value of the convertible series
       B and series D preferred shares of Powertel are not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the series B preferred shares was approximately $63.1 million at June 30, 1997, resulting in an unrecorded pretax holding loss of $12.0 million, and the market value of the underlying common shares for the series D preferred shares was approximately $24.5 million on June 30, 1997, resulting in an unrecorded pretax holding gain of $2.0 million.

       SCI also holds investments in ITC Holding Company, Inc. (ITC), an affiliate of Powertel, of approximately 775,000 shares of common stock and 588,000 shares of non-voting convertible preferred stock, with book values of approximately $16.1 million and $18 million, respectively. Fair market values for these investments are not readily determinable.

       In March 1997 SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting the remaining joint venture interests of SCI), and certain fiber optic assets of SCI located within the State of Georgia to ITC, a Georgia-
based telecommunications holding company, in exchange for the non-voting convertible preferred stock described in the previous paragraph and a subordinated note of ITC.

4.     COMMITMENTS AND CONTINGENCIES:

       A.  Knology Holdings, Inc.

       The Company has made a non-binding commitment to enter into a loan agreement with Knology Holdings, Inc. ("Knology"), an affiliate of ITC. Knology, formerly known as Cybernet Holding, Inc., is developing a system which will provide interactive video, voice and data services for broadband systems in certain southeastern markets. Under the proposed agreement, the Company or SCI can loan up to $40 million to Knology. Proceeds will be used by Knology to support construction activities for local/long distance telephone service, internet access and digital cable television in Montgomery, Alabama and Columbus, Georgia and for expansion of Knology's network into other cities. Advances under the agreement will bear interest at a per annum rate of 12% per annum and would be made through the end of a funding period (currently anticipated to extend through December 31, 1998), at which time the outstanding amount would convert to a term loan payable in quarterly installments over no more than a five-year period.

       B.  Nuclear Insurance

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

       SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited
       (NEIL) providing combined property and decontamination insurance coverage of $1.9 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.7 million.

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

       C.  Environmental

       The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup and environmental claims settlements relate primarily to regulated operations; such amounts are deferred (approximately $40.5 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-
year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

             ,   In September 1992 the Environmental Protection Agency
     (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina.
     This site originally encompassed approximately 18 acres and included properties which were the locations for industrial operations, including a wood preserving (creosote) plant and one of SCE&G's decommissioned manufactured gas plants. The original scope of this investigation has been expanded to approximately 30 acres, including adjacent properties owned by the National Park Service, the City of Charleston and private properties. The site has not been placed on the National Priority List, but may be added before cleanup is initiated. The potentially responsible parties (PRP) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund
     Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. SCE&G is continuing to investigate cost-effective cleanup methodologies.

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

                    ,SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G is actively investigating the sites to monitor the nature and extent of the residual contamination.

       SCE&G is pursuing recovery of environmental liabilities from appropriate pollution insurance carriers. Site assessment and cleanup costs recovered through rates are net of insurance recoveries.

       D.  SCANA Communications, Inc. Matters

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

                      SCANA CORPORATION
             MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the Federal Energy Regulatory Commission ("FERC") in response to the changing environment cannot be predicted. However, recent FERC actions will likely accelerate competition among electric utilities by providing for wholesale transmission access. In April 1996 the FERC issued Order 888, which addresses open access to transmission lines and stranded cost recovery. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately five percent of the Company's electric revenues is under FERC jurisdiction.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels, the accelerated recovery of SCE&G's electric regulatory assets and the shift, for retail ratemaking purposes only, of depreciation reserves from transmission and distribution assets to nuclear production assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant investments are being made in customer and management information systems. Marketing of services to commercial and industrial customers has been increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

    Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $237 million and $69 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $56 million, respectively, on its balance sheet at June 30, 1997.

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

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34% which produces additional revenues of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually based on a test year, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually or .87%, based on a test year, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The PSC's ruling does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitutes approximately 5% of the Company's electric revenues. The FERC has rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the six months ended June 30, 1997 and 1996:


                                                    Six Months Ended
                                                         June 30,
                                                    1997          1996
                                                  (Thousands of Dollars)

Net cash provided from operating activities       $176,669      $177,051
Net cash used for financing activities              42,768         7,839
Cash provided from sale of oil and gas properties     -           42,554
Cash and temporary cash investments available
  at the beginning of the period                    17,349        16,082

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $151,250      $227,848

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $ 98,090      $102,332

Funds used for nonutility property
  additions                                       $ 13,112      $ 12,357

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

     On April 24, 1997 SCE&G sold 1,000,000 shares of 6.52% cumulative preferred stock $100 par value. Net proceeds from the sale were used to reduce short-term indebtedness incurred for SCE&G's construction program and for general corporate purposes.

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

     SCI holds an approximate 17% interest in the common stock of Powertel, a publicly traded telecommunications company which owns Personal Communications Services ("PCS") licenses for the Birmingham, Alabama; Jacksonville, Florida; Atlanta, Georgia; and Memphis, Tennessee/Jackson, Mississippi Major Trading Areas ("MTAs") and thirteen Basic Trading Areas ("BTAs") in Kentucky, Indiana and Tennessee. SCI also holds $97.6 million of non-voting convertible preferred stock of Powertel, which is convertible into Powertel common stock in March 2002.

    In March 1997 SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting the remaining joint venture interests of SCI), and certain fiber optic assets of SCI located within the State of Georgia to ITC, a Georgia-based telecommunications holding company, in exchange for non-voting convertible preferred stock and a subordinated note of ITC. The preferred stock is convertible to common stock in March 2002.

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

     The Company has made a non-binding commitment to enter into a loan agreement with Knology, under which the Company or SCI would loan up to $40 million to Knology. Proceeds will be used by Knology to support construction activities in Montgomery, Alabama and Columbus, Georgia and for expansion of Knology's network into other cities. Advances under the agreement will bear interest at a rate of 12% per annum and would be made through the end of a funding period (currently anticipated to extend through December 31, 1998), at which time the outstanding amount would convert to a term loan payable in quarterly installments over no more than a five-year period.

     SCANA Petroleum Resources, Inc. (SPR) and Fina Oil and Chemical Company (Fina) are parties to a joint exploration and development agreement providing for joint oil and gas development rights on approximately 400,000 acres in southern Louisiana. SPR and Fina have completed approximately two-thirds of an extensive 3-D seismic acquisition program on the property. Fina is the operator of the multi-million dollar seismic program, which is financed and owned primarily on a 50-50 basis between the companies. SPR's participation in the seismic and drilling activity is financed largely with internal cash flows from the existing SPR operations.

     SPR and Cobra Oil Gas Corporation (COBRA) are parties to a joint participation agreement providing for the exploration and development of fifteen field areas in Arkansas, Louisiana, New Mexico and Texas. SPR's average interest in the program is approximately 30%. Under the agreement, SPR has acquired an interest in 83,000 acres and an extensive and fully processed 3-D seismic data covering 900 square miles.

     The Company anticipates that the remainder of its 1997 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended June 30, 1997 was 3.37.

                      SCANA CORPORATION
                    Results of Operations
         For the Three and Six Months ended June 30, 1997
         As Compared to the Corresponding Periods in 1996

Earnings and Dividends

     Net income for the three and six months ended June 30, 1997 decreased approximately $8.7 million and $20.2 million, respectively, when compared to the corresponding periods in 1996.
A lower electric margin, resulting from milder weather in the current periods, was a primary factor for the drop in earnings. Operating results at SPR also contributed to the decline in earnings. SPR's net income for the three and six months ended June 30, 1997 decreased by $3.2 million and $5.0 million, respectively, primarily as a result of lower production volumes and lower gas
prices.   A non-recurring after-tax gain of $5.2 million reported
by SCI as a result of the business combination of Powertel PCS Partners and Powertel in February 1996 is included in net income for the six months ended June 30, 1996.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 5% and 4% of income before income taxes for the six months ended June 30, 1997 and 1996, respectively.

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

Sales Margins

     The change in the electric sales margins for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                    Three Months           Six Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $(21.9)     (8.1)      $(31.5)    (5.9)
Less:  Fuel used in electric
         generation                (12.1)    (18.0)       (14.8)   (11.9)
       Purchased power              (0.1)     (5.0)        (1.2)   (21.4)
Margin                            $ (9.7)     (4.9)      $(15.5)    (3.9)

     The electric sales margins decreased for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996 as a result of the effect of milder weather which more than offset the favorable impact of the rate increases placed into effect in January 1996 and January 1997 and economic growth factors.

     The changes in the gas sales margins for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                      Three Months           Six Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)


Gas operating revenues            $4.0        5.0         $ 4.2        2.0
Less:  Gas purchased for resale    1.2        2.3          (2.5)      (1.8)
Margin                            $2.8       10.5         $ 6.7        9.3



     The gas sales margins increased for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996. Increased sales to interruptible customers attributable to fewer curtailments and higher system capacity from a pipeline expansion completed in 1996 more than offset the impact of milder weather.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1997, when compared to the corresponding periods in 1996, are presented in the following table:


                                   Three Months             Six Months
                                  Change    % Change      Change    % Change
                               (Millions)              (Millions)

Other operation and maintenance   $ 0.7       0.9         $ 0.6        0.4
Depreciation and amortization       1.2       3.3           3.7        5.1
Income taxes                       (3.9)    (16.9)         (7.2)     (12.6)
Other taxes                         0.2       0.8           3.0        6.5
Total                             $(1.8)     (1.1)        $ 0.1        0.0


     Other operation and maintenance expenses for the three and six months ended June 30, 1997 increased only slightly from 1996
levels.   Increased maintenance costs at electric generating plants
were largely offset by a decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996. The increase in depreciation and amortization expenses for the three and six months' comparisons reflects the addition of the Cope Plant and other additions to plant in service. The decrease in income tax expense for the three and six months results from the decrease in operating income. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope Plant and other property additions and partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective in January 1997.

Other Income

     Other income, net of income taxes, for the three and six months ended June 30, 1997 decreased $2.5 million and $9.6 million, respectively, when compared to the corresponding periods of 1996. The principal factors accounting for the drop in other income is the nonrecurring gain reported by SCI, which is included in other income reported for the six months ended June 30, 1996. See "Earnings and Dividends."

                       SCANA CORPORATION

                            Part II

                       OTHER INFORMATION

Item 1.   Legal Proceedings

            For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, and
            Note 4 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-
Q.

Items 2, 3 and 5 are not applicable.


Item 4.   Submission of Matters to a Vote of Security-Holders

          The Annual Meeting of the Shareholders of SCANA Common
          Stock (No Par Value) was held on April 24, 1997. The following matters were voted upon at the meeting.

          1. To elect two (2) directors for the terms specified in the Proxy Statement.


                           Number of       Number of Shares        Total
                         Shares Voting        Voting to            Shares
Nominee                       For         Withhold Authority       Voted

Lynne Miller              93,431,707             787,637         94,219,345
William B. Timmerman      93,575,065             644,279         94,219,345



          2. To approve the appointment of Deloitte & Touche LLP as independent accountants for the Corporation.


                                                  Number
                                                    of
                                                  Shares


                             FOR                 93,672,649
                             AGAINST                251,931
                             ABSTAIN                294,765
                             TOTAL               94,219,345

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


                                  SCANA CORPORATION
                                    (Registrant)



August 12, 1997             By:  s/K. B. Marsh
                                 K. B. Marsh, Vice President -
                                 Finance, Chief Financial Officer
                                 and Controller

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