Form 10-Q
period 1997-09-30
SCANA CORP
filed 1997-11-13
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


        For the quarterly period ended   September 30, 1997

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

                              107,321,113 Common Shares, without par
value, as of September 30, 1997

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 1997
              and December 31, 1996....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended September 30, 1997 and 1996........   5

              Consolidated Statements of Cash Flows for the Periods
              Ended September 30, 1997 and 1996........................   6

              Notes to Consolidated Financial Statements...............   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations......................  11

PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings........................................  17

     Item 6.  Exhibits and Reports on Form 8-K.........................  17

     Signatures........................................................  18

     Exhibit Index.....................................................  19

                                            PART I
                                    FINANCIAL INFORMATION
                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1997 and December 31, 1996
                                         (Unaudited)

                                                               September 30,   December 31,
                                                                   1997           1996
                                                                  (Thousands of Dollars)
ASSETS
Utility Plant:
  Electric...................................................   $4,195,555     $4,135,567
  Gas........................................................      546,298        540,196
  Transit....................................................        3,819          3,923
  Common.....................................................       74,650         81,858
    Total....................................................    4,820,322      4,761,544
  Less accumulated depreciation and amortization.............    1,589,025      1,517,847
    Total....................................................    3,231,297      3,243,697
  Construction work in progress..............................      293,813        219,150
  Nuclear fuel, net of accumulated amortization..............       53,457         41,006
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................       24,427         25,175
       Utility Plant, Net....................................    3,602,994      3,529,028

Nonutility Property and Investments, net of accumulated
  depreciation and depletion.................................      383,870        345,248

Current Assets:
  Cash and temporary cash investments........................       71,065         17,349
  Receivables................................................      246,439        239,286
  Inventories (at average cost):
    Fuel.....................................................       51,696         67,428
    Materials and supplies...................................       51,002         49,449
  Prepayments................................................       15,914         13,276
  Deferred income taxes......................................       20,456         20,776
       Total Current Assets..................................      456,572        407,564

Deferred Debits:
  Emission allowances........................................       30,555         30,457
  Environmental..............................................       33,940         41,375
  Nuclear plant decommissioning fund.........................       47,140         42,194
  Pension asset, net.........................................       69,928         57,931
  Other......................................................      254,424        305,549
       Total Deferred Debits.................................      435,987        477,506
                 Total.......................................   $4,879,423     $4,759,346







See notes to consolidated financial statements.






                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of September 30, 1997 and December 31, 1996
                                       (Unaudited)

                                                                September 30,   December 31,
                                                                    1997           1996
                                                                   (Thousands of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................    $1,153,615     $1,125,282
    Retained earnings........................................       598,447        558,166
    Net Unrealized Holding Gain on Securities................        11,519           -
     Total Common Equity.....................................     1,763,581      1,683,448
  Preferred Stock of Subsidiary (not subject to purchase
    or sinking funds)........................................       126,027         26,027
     Total Stockholders' Investment..........................     1,889,608      1,709,475
Preferred Stock of Subsidiary, net (subject to purchase
  or sinking funds)..........................................        40,093         43,014
Long-term debt, net..........................................     1,494,956      1,581,608
       Total Capitalization..................................     3,424,657      3,334,097

Current Liabilities:
  Short-term borrowings......................................        59,794        144,599
  Current portion of long-term debt..........................       133,026         51,220
  Current portion of preferred stock.........................         2,442          2,432
  Accounts payable...........................................       128,309        157,475
  Customer deposits..........................................        17,462         16,122
  Taxes accrued..............................................        89,280         70,610
  Interest accrued...........................................        33,468         25,609
  Dividends declared.........................................        43,870         40,773
  Other......................................................        12,767          7,200
       Total Current Liabilities.............................       520,418        516,040

Deferred Credits:
  Deferred income taxes......................................       598,587        577,509
  Deferred investment tax credits............................        81,366         84,100
  Reserve for nuclear plant decommissioning..................        47,140         42,194
  Postretirement benefits....................................        46,197         37,344
  Other......................................................       161,058        168,062
       Total Deferred Credits................................       934,348        909,209
                 Total.......................................    $4,879,423     $4,759,346



See notes to consolidated financial statements.







                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   For the Periods Ended September 30, 1997 and 1996
                                    (Unaudited)

                                            Three Months Ended           Nine Months Ended
                                               September 30,               September 30,
                                             1997         1996          1997          1996
                                           (Thousands of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric............................... $340,362     $329,038    $  840,411    $  860,565
  Gas....................................   77,814       72,329       294,000       284,347
  Transit................................      395          917         1,239         2,720
      Total Operating Revenues...........  418,571      402,284     1,135,650     1,147,632

OPERATING EXPENSES:
  Fuel used in electric generation.......   75,720       70,584       185,080       194,714
  Purchased power........................    2,909        3,381         7,434         9,137
  Gas purchased for resale...............   54,301       50,504       192,387       191,090
  Other operation........................   62,063       60,594       173,854       174,507
  Maintenance............................   16,282       16,979        52,299        50,241
  Depreciation and amortization..........   38,036       37,054       114,578       109,901
  Income taxes...........................   43,853       42,585        93,707        99,615
  Other taxes............................   24,794       22,877        73,766        68,868
      Total Operating Expenses...........  317,958      304,558       893,105       898,073

OPERATING INCOME.........................  100,613       97,726       242,545       249,559

OTHER INCOME:
  Allowance for equity funds used
    during construction..................    1,560        1,965         4,759         5,272
  Other income, net of income taxes......    5,094        2,133        11,796        18,428
      Total Other Income.................    6,654        4,098        16,555        23,700

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS..............  107,267      101,824       259,100       273,259

INTEREST CHARGES (CREDITS):
  Interest expense.......................   31,398       32,085        95,584        97,036
  Allowance for borrowed funds used
    during construction..................   (1,631)      (1,575)       (4,726)       (4,944)
      Total Interest Charges, Net........   29,767       30,510        90,858        92,092


INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY................   77,500       71,314       168,242       181,167
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)...........   (2,916)      (1,351)       (6,736)       (4,090)
NET INCOME...............................   74,584       69,963       161,506       177,077
RETAINED EARNINGS AT BEGINNING OF PERIOD.  564,377      528,192       558,166       497,991
COMMON STOCK CASH DIVIDENDS DECLARED.....  (40,514)     (38,793)     (121,225)     (115,706)
RETAINED EARNINGS AT END OF PERIOD....... $598,447     $559,362    $  598,447    $  559,362

NET INCOME............................... $ 74,584     $ 69,963    $  161,506    $  177,077
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (THOUSANDS) ........  107,321      105,447       106,984       104,812
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK........................ $    .69     $    .66    $     1.51    $     1.69
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK.......................... $  .3775     $  .3675    $    .7550    $   1.1025


See notes to consolidated financial statements.







                                SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended September 30, 1997 and 1996
                                     (Unaudited)
                                                               Nine Months Ended
                                                                 September 30,
                                                              1997            1996
                                                             (Thousands of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................   $ 161,506       $ 177,077
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............     133,935         135,875
    Amortization of nuclear fuel........................      16,266          13,282
    Deferred income taxes, net..........................      20,934           8,647
    Pension asset.......................................     (11,997)        (11,167)
    Over (under) collections, fuel adjustment clauses...       9,612          (2,025)
    Allowance for funds used during construction........      (9,485)        (10,216)
    Amortization of early retirements...................      12,391          (4,766)
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................       2,811         (23,099)
     (Increase) decrease in inventories.................      14,179          12,287
     (Increase) decrease in prepayments.................      (2,638)          2,248
     Increase (decrease) in accounts payable............     (29,166)        (22,404)
     Increase (decrease) in taxes accrued...............      18,670          22,818
     Increase (decrease) in interest accrued ...........       7,859           5,131
    Other, net..........................................       9,461          32,716
Net Cash Provided From Operating Activities.............     354,338         336,404

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................    (168,397)       (151,428)
  Increase in other property and investment.............     (52,049)       (104,041)
  Sale of subsidiary assets.............................       8,384          42,554
Net Cash Used For Investing Activities..................    (212,062)       (212,915)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................      24,844          60,000
    Issuance of other long-term debt....................       1,200            -
    Issuance of common stock............................      30,201          53,231
    Issuance of preferred stock.........................      99,000            -
  Repayments:
    Pollution control bonds.............................        (120)           -
    First and Refunding Mortgage Bonds..................     (15,000)        (22,000)
    Redemption of notes.................................     (10,096)        (63,158)
    Other long-term debt................................      (4,652)         (1,318)
    Preferred stock.....................................      (2,911)         (2,876)
  Dividend payments:
    Common stock........................................    (119,729)       (114,217)
    Preferred stock of subsidiary.......................      (5,141)         (4,111)
  Short-term borrowings, net............................     (84,805)         (9,002)
  Fuel and emission allowance financings, net...........      (1,351)         (3,724)
Net Cash Used For Financing Activities..................     (88,560)       (107,175)

NET INCREASE IN CASH AND TEMPORARY
  CASH INVESTMENTS......................................      53,716          16,314
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........      17,349          16,082
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30.....   $  71,065       $  32,396

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4,726 and $4,944).......   $  85,198       $  89,596
                - Income taxes..........................      54,709          65,313

NONCASH INVESTING ACTIVITIES:
  City of Charleston Franchise Fee......................        -             25,000

  Exchange of interest in joint venture and certain other assets with a book value of approximately
    $24.4 million in exchange for preferred stock and notes of buyer in 1997.


See notes to consolidated financial statements.



                     SCANA CORPORATION
         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     September 30, 1997
                        (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities, such as the Company, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 1997, approximately $226 million and $65 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $55 million, respectively. The electric regulatory assets of approximately $77 million (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $51 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1997 presentation.

2.     RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying certain of its bond issues contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At September 30, 1997 approximately $20.8 million of SCE&G's retained earnings were restricted as to payment of cash dividends on common stock.

3.     INVESTMENTS IN EQUITY SECURITIES:

       SCANA Communications, Inc. (SCI), owns 4.5 million common shares and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, Inc. (Powertel), formerly InterCel, Inc., a publicly traded telecommunications company which owns and operates personal communications services (PCS) systems in major markets in the southeast. The cost of such investments were approximately $66.7 million, $75.1 million and $22.5 million, respectively. Common shares were initially recorded at $14.85 per share. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately
       4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Powertel common stock, which trades on NASDAQ, traded between a high of $20 per share and a low of $12 1/2 per share during the third quarter and closed at $19 on September 30, 1997, resulting in a pretax unrealized holding gain of $18.7 million, or $11.5 million after-tax. Such amount is shown in the balance sheet as a separate line item under "Common Equity." The market value of the convertible series B and series D preferred shares of Powertel are not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the series B preferred shares was approximately $86.4 million at September 30, 1997, resulting in an unrecorded pretax holding gain of $11.3 million, and the market value of the underlying common shares for the series D preferred shares was approximately $33.5 million on September 30, 1997, resulting in an unrecorded pretax holding gain of $11.0 million. In the aggregate, on a fully converted basis, SCI's pretax unrealized holding gains related to investments in Powertel described above total $41 million.

       In March 1997, SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting SCI's remaining interests in the GulfStates Fibernet joint venture), and certain fiber optic assets of SCI located within the State of Georgia, to ITC Holding Company Inc. (ITC), a Georgia-based telecommunications company and an affiliate of Powertel, in exchange for 588,411 shares of series A convertible preferred stock of ITC (ITC Preferred) and a subordinated note of ITC.
       As part of an earnout provision related to the GulfStates Fibernet transaction and the receipt of ITC Preferred through the earnout provision, SCI received in October 1997 56,742 additional shares of ITC Preferred. After giving effect to the GulfStates Fibernet transaction, SCI held 774,617 shares of common stock of ITC and 645,153 shares of ITC Preferred with book values of approximately $16.1 million and $20.1 million, respectively.

       On October 20, 1997, as part of a reorganization, ITC transferred to its shareholders, including SCI, one share of common stock of its ITC West Point, Inc. subsidiary for each whole share of ITC common stock owned by each shareholder. ITC West Point, Inc. changed its name to ITC Holding Company, Inc. (New ITC) subsequent to ITC's merger described in the following paragraph. In addition, SCI received one share of series A convertible preferred stock of New ITC for each share of ITC Preferred owned by SCI.

       ITC merged with ITC DeltaCom, Inc. (ITCD), a Georgia-based telecommunications company and an affiliate of Powertel, on October 20, 1997. Through the merger, SCI received approximately 1,784,724 shares, representing approximately 7.4%, of ITCD common stock, and 1,486,440 shares of series A preferred stock of ITCD convertible in March 2002 into 1,486,440 shares of ITCD common stock. ITCD common stock, which began trading on NASDAQ on October 24, 1997, closed at $19 1/8 per share on November 4, 1997, indicating a market value for SCI's ITCD common stock of approximately $34.1
       million.   The market value of series A preferred stock of ITCD
       is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $28.4 million at November 4, 1997.

       Knology Holding, Inc. (Knology), also an affiliate of Powertel, is developing a system which will provide interactive video, voice and data services for broadband systems in certain southeastern markets. In lieu of SCI's previous commitment to provide a $40 million construction credit facility to Knology discussed in the prior quarterly report on Form 10-Q, SCI on October 22, 1997 purchased from Knology 71,050 units, each consisting of one 11.875% Senior Discount Note (Note) due 2007 and one Warrant to purchase preferred stock of Knology. The purchase price of the units was approximately $40 million. The Notes are unsecured obligations of Knology which mature on October 15, 2007. Each Note has an initial accreted value of $562.92 and will accrete to its face value of $1,000 on October 15, 2002. Interest will be paid semi-annually beginning April 15, 2003. The Notes are redeemable at any time on or after October 15, 2002, at the option of Knology, in whole or in part at 105.9375% of their principal amount at maturity, plus accrued interest, declining ratably to 100% of their principal amount at maturity plus accrued interest on and after October 15, 2004. In addition, with certain restrictions, up to 35% of the aggregate principal amount at maturity of the Notes may be redeemed from the proceeds of one or more public equity offerings at 111.875% of their accreted value on the redemption date. Each Warrant entitles the holder to purchase .003734 shares of preferred stock of Knology at an exercise price of $.01 per share. Warrants may be exercised at any time from October 22, 1998 to October 22, 2007. In addition to the acquisition of the Knology units Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share and SCI has invested $5 million to purchase 3,334 shares of preferred stock of Knology. The preferred stock of Knology is automatically convertible into common stock of Knology at the rate of one share of the common stock for each share of preferred stock: (a) upon the registration under the Securities Act of any shares of common stock, or (b) on December 8, 2005. As a result of these transactions SCI owns approximately 7% of the outstanding preferred stock of Knology, without taking into account the effect of exercising the Warrants.

4.     CONTINGENCIES:

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

       SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with American Nuclear Insurers (ANI) and Nuclear Electric Insurance Limited
       (NEIL) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium assessment not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $5.7 million.

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

       B.  Environmental

       The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. At September 30, 1997, the balance of the deferral, net of amounts recovered through rates and insurance settlements received to date, was approximately $33.9 million. The deferral includes the costs estimated to be associated with the matters discussed below.

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


       D.  YEAR 2000

       The Company is currently evaluating the impact of the year 2000 on its computer systems and applications and is nearing completion of an impact assessment. The Company has also begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The Company believes that all required modifications and replacements can be implemented in time to prevent problems with financial or operational systems related to date codes. Although an estimate of the cost of the required charges is not available at this time, management expects the evaluation of this issue to be completed by early 1998.

5.  SUBSEQUENT EVENTS

     A.  Sale of Subsidiary

       On October 22, 1997 the Company entered into a definitive agreement to sell the assets of SCANA Petroleum Resources, Inc.
       (SPR), its wholly-owned oil and natural gas exploration and production subsidiary, to Kelley Oil and Gas Corporation for $110 million which is in excess of book value. Proceeds from the sale may be used to purchase share of the Company's outstanding common stock, retire debt or for other corporate purposes.

     B. Issuance of Securities

       On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of SCE&G, issued $50 million of 7.55% trust preferred securities. The Trust used the proceeds from the sale to purchase unsecured 7.55% junior subordinated debentures of SCE&G. SCE&G will use the funds to redeem certain series of its preferred stock. The financial statements of the Trust will be consolidated with those of the Company.

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

    Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $226 million and $65 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $107 million and $55 million, respectively, on its balance sheet at September 30, 1997.


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

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the nine months ended September
30, 1997 and 1996:


                                                    Nine Months Ended
                                                      September 30,
                                                    1997          1996
                                                  (Thousands of Dollars)

Net cash provided from operating activities       $354,338      $ 336,404
Net cash used for financing activities             (88,560)      (107,175)
Cash provided from sale of oil and gas properties     -            42,554
Cash provided from sale of subsidiary assets         8,384           -
Cash and temporary cash investments available
  at the beginning of the period                    17,349         16,082

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                       $291,511      $ 287,865

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                    $168,397      $ 151,428

Funds used for nonutility property
  additions                                       $ 22,809      $  23,042

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

     On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of SCE&G, issued $50 million of 7.55% trust preferred securities. The Trust used the proceeds from the sale to purchase unsecured 7.55% junior subordinated debentures of SCE&G. SCE&G will use the funds to redeem certain series of its preferred stock. The financial statements of the Trust will be consolidated with those of the Company.

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

     SCI holds an approximate 17% interest in the common stock of Powertel, a publicly traded telecommunications company which owns Personal Communications Services (PCS) licenses for the Birmingham, Alabama; Jacksonville, Florida; Atlanta, Georgia; and Memphis, Tennessee/Jackson, Mississippi Major Trading Areas (MTAs) and thirteen Basic Trading Areas (BTAs) in Kentucky, Indiana and Tennessee. SCI also holds $97.6 million of non-voting convertible preferred stock of Powertel, which is convertible into Powertel common stock in March 2002.

     In March 1997, SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting SCI's remaining interests in the GulfStates Fibernet joint venture), and certain fiber optic assets of SCI located within the State of Georgia, to ITC Holding Company Inc. (ITC), a Georgia-based telecommunications company and an affiliate of Powertel, in exchange for 588,411 shares of series A convertible preferred stock of ITC (ITC Preferred) and a subordinated note of ITC. As part of an earnout provision related to the GulfStates Fibernet transaction and the receipt of ITC Preferred through the earnout provision, SCI received in October 1997 56,742 additional shares of ITC Preferred.


     On October 20, 1997, as part of a reorganization, ITC transferred to its shareholders, including SCI, one share of common stock of its ITC West Point, Inc. subsidiary for each whole share of ITC common stock owned by each shareholder. ITC West Point, Inc. changed its name to ITC Holding Company, Inc. (New ITC) subsequent to ITC's merger described in the following paragraph.
In addition, SCI received one share of series A convertible preferred stock of New ITC for each share of ITC Preferred owned by SCI.

     ITC merged with ITC DeltaCom, Inc. (ITCD), a Georgia-based telecommunications company and an affiliate of Powertel, on October 20, 1997. Through the merger, SCI received approximately 1,784,724 shares, representing approximately 7.4%, of ITCD common stock, and 1,486,440 shares of series A preferred stock of ITCD convertible in March 2002 into 1,486,440 shares of ITCD common stock.

     Knology Holding, Inc. (Knology), also an affiliate of Powertel, is developing a system which will provide interactive video, voice and data services for broadband systems in certain southeastern markets. In lieu of the Company's previous commitment to provide a $40 million construction credit facility to Knology discussed in the prior quarterly report on Form 10-Q, SCI on October 22, 1997 purchased from Knology 71,050 units, each consisting of one 11.875% Senior Discount Note (Note) due 2007 and one Warrant to purchase preferred stock of Knology. The purchase price of the units was approximately $40 million. In addition to the acquisition of the Knology units, SCI has invested $5 million to purchase 3,334 shares of preferred stock of Knology and Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share.

     In September 1996 SCI, as a result of an internal audit, informed the FCC that it violated certain licensing requirements in establishing and operating an 800 Mhz radio system in South Carolina for public safety and utility use. As a result, SCI has returned to the FCC several licenses obtained in violation of FCC rules and the FCC is conducting an investigation of the system.
The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

     On October 22, 1997 the Company entered into a definitive agreement to sell the assets of SCANA Petroleum Resources, Inc.
(SPR), its wholly-owned oil and natural gas exploration and production subsidiary, to Kelley Oil and Gas Company for $110 million which is in excess of book value. Proceeds from the sale may be used to purchase shares of the Company's outstanding common stock, retire debt or for other corporate purposes.

     The Company anticipates that the remainder of its 1997 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended September 30, 1997 was 3.45.

The Company is currently evaluating the impact of the year 2000 on its computer systems and applications and is nearing completion of an impact assessment. The Company has also begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The Company believes that all required modifications and replacements can be implemented in time to prevent problems with financial or operational systems related to date codes. Although an estimate of the cost of the required charges is not available at this time, management expects the evaluation of this issue to be completed by early 1998.

                     SCANA CORPORATION
                    Results of Operations
     For the Three and Nine Months ended September 30, 1997
         As Compared to the Corresponding Periods in 1996

Earnings and Dividends

     Net income for the three months ended September 30, 1997 increased approximately $4.6 million when compared to the corresponding period in 1996. The increase in the electric margin attributable primarily to customer growth and other economic factors, more than offset the impact of higher operating costs.

     Net income for the nine months ended September 30, 1997 decreased approximately $15.6 million when compared to the corresponding period in 1996. A lower electric margin, resulting from milder weather in the current period, was a primary factor for the drop in earnings. Operating results at SPR also contributed to the decline in earnings. SPR's net income decreased by $3.8 million, primarily as a result of lower production volumes and
lower gas prices.   A non-recurring after-tax gain of $5.2 million
reported by SCI as a result of the business combination of Powertel PCS Partners and Powertel in February 1996 is included in net income for the nine months ended September 30, 1996.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the nine months ended September 30, 1997 and 1996.

     On February 18, 1997 the Company's Board of Directors declared a quarterly dividend on common stock of 37 3/4 cents per share, for the quarter ended March 31, 1997. The dividend was paid on April 1, 1997 to common stockholders of record on March 10, 1997.

     On April 24, 1997 the Company's Board of Directors declared a quarterly dividend on common stock of 37 3/4 cents per share for the quarter ended June 30, 1997. The dividend was paid on July 1, 1997 to common stockholders of record on June 10, 1997.

     On August 20, 1997 the Company's Board of Directors declared a quarterly dividend on common stock of 37 3/4 cents per share for the quarter ended September 30, 1997. The dividend was paid on October 1, 1997 to common stockholders of record on September 10, 1997.

     On October 21,, 1997 the Company's Board of Directors authorized the payment of a dividend on common stock of 37 3/4 cents per share for the quarter ended December 31, 1997. The dividend is payable on January 1, 1998 to common stockholders of record on December 10, 1997.

Sales Margins

     The changes in the electric sales margins for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                    Three Months           Nine Months
                                  Change    % Change    Change    % Change
                                (Millions)            (Millions)

Electric operating revenues       $ 11.3      3.4        $(20.1)     (2.3)
Less:  Fuel used in electric
         generation                  5.1      7.3          (9.6)     (5.0)
       Purchased power              (0.5)   (14.0)         (1.7)    (18.6)
Margin                            $  6.7                 $ (8.8)     (1.3)

     The electric sales margin increased for the three months ended September 30, 1997 when compared to the corresponding period of 1996 primarily as a result of economic and customer growth.

     The electric sales margin decreased for the nine months ended September 30, 1997, when compared to the corresponding period in 1996 as a result of the effect of milder weather which more than offset the favorable impact of the rate increases placed into effect in January 1996 and January 1997 and economic growth factors.

     The changes in the gas sales margins for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996, were as follows:


                                      Three Months           Nine Months
                                  Change    % Change      Change    % Change
                                (Millions)              (Millions)


Gas operating revenues            $5.5          7.6       $9.7          3.4
Less:  Gas purchased for resale    3.8          7.5        1.3          0.7
Margin                            $1.7          7.7       $8.4          9.0


     The gas sales margins increased for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996. Increased transmission sales to electric generating stations and higher margins on sales to interruptible customers were a primary factor accounting for the increase in the margin for the third quarter of 1997. On a year-to-date basis, increased sales to interruptible customers, attributable to fewer curtailments and higher system capacity from a pipeline expansion completed in 1996, more than offset the impact of milder weather.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1997, when compared to the corresponding periods in 1996, are presented in the following table:


                                   Three Months             Nine Months
                                  Change    % Change      Change    % Change
                               (Millions)              (Millions)

Other operation and maintenance   $0.8         1.0        $ 1.4       0.6
Depreciation and amortization      1.0         2.7          4.7       4.2
Income taxes                       1.3         3.0         (5.9)     (5.9)
Other taxes                        1.9         8.4          5.0       7.1
Total                             $5.0         2.7        $ 5.1       1.0


     Other operation and maintenance expenses for the three and nine months ended September 30, 1997 increased only slightly from 1996 levels. A decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996 largely offset increases in costs at electric generating plants and other operating costs. The increases in depreciation and amortization expenses for the three and nine months' comparisons reflect the addition of the Cope Plant and other additions to plant in service. The changes in income tax expense reflect changes in operating income. The increases in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope Plant and other property additions and partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective in January 1997.

Other Income

     Other income, net of income taxes, for the nine months ended September 30, 1997 decreased approximately $6.6 million when compared to the corresponding period of 1996. The principal factors accounting for the drop in other income are the nonrecurring gain reported by SCI and the operating performance of SPR. See "Earnings and Dividends."

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



                               SCANA CORPORATION
                                 (Registrant)



November 13, 1997      By:  s/K. B. Marsh
                            K. B. Marsh, Vice President - Finance,
                            Chief Financial Officer and Controller

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

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                 Pages
Number
      August 15, 1991    Exhibit 4-D to Registration No. 33-49421
      April 1, 1993      Exhibit 4-E to Registration No. 33-49421
      July 1, 1993       Exhibit 4-D to Registration No. 33-57955
       F. Indenture dated as of April 1, 1993 from
          South Carolina Electric & Gas Company to
          NationsBank of Georgia, National Association
          (Filed as Exhibit 4-F to Registration Statement
          No. 33-49421)...........................................   #
       G. First Supplemental Indenture to Indenture
          referred to in Exhibit 4-F dated as of June 1, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-49421)...........................................   #
       H. Second Supplemental Indenture to Indenture
          referred to in Exhibit 4-F dated as of June 15, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-57955)...........................................   #
       I. Trust Agreement for SCE&G Trust I  (Filed as
          Exhibit 4-C to Registration Statement No.
          333-37787 and 333-37787-01).............................   #
       J. Certificate of Trust for SCE&G Trust I (Filed as
          Exhibit 4-B to Registration Statement No.
          333-37787 and 333-37787-01).............................   #
       K. Form of Junior Subordinated Indenture for SCE&G Trust I
          (Filed as Exhibit 4-A to Registration Statement
          No. 333-37787 and 333-37787-01).........................   #
       L. Form of Guarantee Agreement for SCE&G Trust I
          (Filed as Exhibit 4-F to Registration Statement
          No. 333-37787 and 333-37787-01).........................   #
       M. Form of Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed as Exhibit 4-D to Registration Statement
          No. 333-37787 and 333-37787-01).........................   #

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

   22. Published Report Regarding Matters Submitted to
       Vote of Security Holders
       Not Applicable

   23. Consents of Experts and Counsel
       Not Applicable

   24. Power of Attorney
       Not Applicable

   27. Financial Data Schedule (Filed herewith)

   99. Additional Exhibits
       Not Applicable

# Incorporated herein by reference as indicated.


21