Form 10-K405
period 1997-12-31
SCANA CORP
filed 1998-03-18
CIK 754737

                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC  20549



                               FORM 10-K

(Mark One)

 x ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the fiscal year ended   December 31, 1997


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]
     State the aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within 60 days prior to the date of filing. (See definition of affiliate in Rule 405.)

   Note:   If a determination as to whether a particular person
or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this form.

     The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant was
$3,083,023,874   at February 27, 1998 based on the closing price
of the Common Stock on such date, as reported by the New York Stock Exchange composite tape in The Wall Street Journal.


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

     The  total  number  of  shares  of  the  registrant's
Common Stock, no par value, outstanding at February 27, 1998 was 107,235,613.

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

            Specified sections of the Registrant's 1998 Proxy Statement, dated March 17, 1998, in connection with its 1998 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

                              TABLE OF CONTENTS

                                                                      Page

DEFINITIONS .......................................................     4

PART I

     Item 1.  Business ............................................     5

     Item 2.  Properties ..........................................    25

     Item 3.  Legal Proceedings ...................................    27

     Item 4.  Submission of Matters to a Vote of
               Security Holders ...................................    27

     Corporate Structure ..........................................    28

     Executive Officers of the Registrant .........................    29

PART II

     Item 5.  Market for Registrant's Common Equity
               and Related Stockholder Matters.....................    31

     Item 6.  Selected Financial Data .............................    32

     Item 7.  Management's Discussion and Analysis of
               Financial Condition and Results of Operations ......    33

     Item 7A. Quantitative and Qualitative Disclosures About
               Market Risk.........................................    46

     Item 8.  Financial Statements and Supplementary Data .........    46

     Item 9.  Changes in and Disagreements with Accountants
               on Accounting and Financial Disclosure .............    76

PART III

     Item 10. Directors and Executive Officers of the
               Registrant .........................................    76

     Item 11. Executive Compensation ..............................    76

     Item 12. Security Ownership of Certain Beneficial
               Owners and Management ..............................    76

     Item 13. Certain Relationships and Related Transactions ......    76

PART IV

     Item 14. Exhibits, Financial Statement Schedules,
               and Reports on Form 8-K ............................    77

SIGNATURES ........................................................    78

                                 DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

       ABBREVIATION                           TERM

AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... SCANA Corporation and Its Subsidiaries
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One Million BTUs
DHEC........................ South Carolina Department of Health and
                              Environmental Control
DOE......................... United States Department of Energy
Energy Marketing............ SCANA Energy Marketing, Inc.
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc.
GENCO....................... South Carolina Generating Company, Inc.
Powertel.................... Powertel, Inc.
Investor Plus Plan.......... SCANA Corporation Investor Plus Plan
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LLC......................... Limited Liability Company
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
Mhz......................... Megahertz
MTA......................... Major Trading Area
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
PCS......................... Personal Communications Service
Petroleum Resources......... SCANA Petroleum Resources, Inc.
Pipeline Corporation........ South Carolina Pipeline Corporation
PRP......................... Potentially Responsible Party
PSA......................... The South Carolina Public Service Authority
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935,
                              as amended
SCI......................... SCANA Communications, Inc.
SCANA....................... SCANA Corporation, the parent company
SCE&G....................... South Carolina Electric & Gas Company
SEC......................... United States Securities and Exchange
                              Commission
Southern Natural............ Southern Natural Gas Company
SPSP........................ SCANA Corporation Stock Purchase-Savings Plan
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
USEC........................ United States Enrichment Corporation
Westinghouse................ Westinghouse Electric Corporation
Williams Station............ A. M. Williams Coal-Fired, Electric Generating
                              Station Owned by GENCO

                            PART I

ITEM 1.  BUSINESS

                          THE COMPANY

ORGANIZATION

     SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984 and is a public utility holding company within the meaning of PUHCA but is exempt from registration under such Act (see "Regulation"). SCANA has its principal executive office at 1426 Main Street, Columbia, South Carolina 29201, telephone number (803) 748-3000. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the Preferred Stock of SCE&G. SCANA and its subsidiaries had 4,545 full-time, permanent employees as of December 31, 1997 as compared to 4,285 full-time, permanent employees as of December 31, 1996.

SEGMENTS OF BUSINESS

     SCANA neither owns nor operates any physical properties. It has thirteen direct, wholly owned subsidiaries which are engaged in the functionally distinct operations described below. It also has an investment in a LLC which is building and will operate a cogeneration facility in Charleston, South Carolina.

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

     SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 30 of the 46 counties in South Carolina and covers more than 21,000 square miles. The total population of the counties representing the combined service area is approximately 2.4 million.

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

Nonregulated Businesses

     Petroleum Resources sold substantially all of its assets on December 1, 1997.

     Energy Marketing markets electricity, natural gas and other light hydrocarbons.

     SCANA Propane Gas, Inc. purchases, delivers and sells propane within the Southeast. In 1997 SCANA Propane Gas sold approximately 31 million gallons of propane and had approximately 37,000 residential, commercial and industrial customers at year end.

     SCANA Propane Services, Inc. owns and operates a 60-million gallon underground propane storage facility near York, South Carolina and leases cavern storage space to industries, utilities and others.
     SCI owns and operates a 300 mile fiber optics telecommunications network in South Carolina as well as an 800 Mhz radio service network within the state. SCI also has investments in Powertel, ITC Holding Company, Inc. and ITC^DeltaCom, Inc., which are companies providing telecommunications services in the southeastern United States.

     ServiceCare, Inc. is engaged in providing energy-related products and services beyond the energy meter. Its primary business is providing homeowners with service contracts on their home appliances. On January 1, 1997 ServiceCare initiated its home security monitoring business. At year end, ServiceCare, Inc. had approximately 34,000 customers in South Carolina and, through a franchise agreement with another company, 12,150 customers in Kentucky.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

     SCANA Resources, Inc. conducts energy-related businesses and services.

     Information with respect to major segments of business for the years ended December 31, 1997, 1996 and 1995 is contained in
Note 11 of the Notes to Consolidated Financial Statements and all such information is incorporated herein by reference.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected.
Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, has accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenue is under FERC jurisdiction for the
purpose of setting rates for wholesale service.   Legislation is
pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs, the accelerated recovery of SCE&G's electric regulatory assets and the shift, for retail ratemaking purposes only, of depreciation reserves from transmission and distribution assets to nuclear production assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant new customer and management information systems will be implemented in 1998. Marketing of services to commercial and industrial customers has been increased significantly. SCE&G has obtained long-term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $241 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $58 million, respectively, on its balance sheet at December 31, 1997.

     The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of December 31, 1997, the Company's net investment in fossil\hydroelectric generation and nuclear generation assets was approximately $1,150.6 million and $659.1 million, respectively.

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

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was
implemented in January 1997.   The PSC authorized a return on
common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court, which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The PSC's order does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

    During 1998 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 59%, after payment of dividends), and the issuance and sale of debt securities. Short-term liquidity is expected to be provided primarily by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

     The Company's revised estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1998 and the two-year period 1999-2000 are as follows:

Type of Facilities                             1999-2000         1998
                                                (Millions of Dollars)
South Carolina Electric & Gas Company:
  Electric Plant:
     Generation . . . . . . . . . . . . . .      $ 93            $ 56
     Transmission . . . . . . . . . . . . .        31              16
     Distribution . . . . . . . . . . . . .       126              46
     Other. . . . . . . . . . . . . . . . .        22              13
  Nuclear Fuel. . . . . . . . . . . . . . .        33              23
  Gas . . . . . . . . . . . . . . . . . . .        35              13
  Common  . . . . . . . . . . . . . . . . .        27              29
  Other . . . . . . . . . . . . . . . . . .         -               1
    Total . . . . . . . . . . . . . . . . .       367             197
Other Companies Combined. . . . . . . . . .        46              76
                Total . . . . . . . . . . .      $413            $273

     The above estimates exclude AFC.

     During 1997 SCE&G and GENCO expended approximately $25.2 million as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 1998, included in the table above, are estimated to cost approximately $79.4 million.

     In addition to the Company's capital requirements for 1998 described above, approximately $73.6 million will be required for refunding and retiring outstanding securities and obligations. For the years 1999-2002, the Company has an aggregate of $414.1 million of long-term debt maturing (including approximately $69.2 million for sinking fund requirements, of which $68.7 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits) and $2.2 million of purchase or sinking fund requirements for preferred stock.

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

Financing Program

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. Subsequent to the issuance of $60 million on January 13, 1998, the Company had available for issuance $190.0 million under this program.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1997 the Bond Ratio was 4.32. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $579 million at December 31, 1997), (ii) retirements of Class A Bonds (which retirement credits totaled $67.5 million at December 31, 1997), and (iii) cash on deposit with the Trustee.

     SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose at December 31, 1997), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1997 the New Bond Ratio was 5.87.

            The following additional financing transactions have occurred since December 31, 1996:

, On January 10, 1997 SCANA closed on unsecured bank loans totaling $60 million due January 9, 1998 and used the proceeds to pay off a loan in a like total amount. On January 13, 1998 SCANA refinanced the loans with $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%.

, On February 12, 1997 SCANA closed on the sale of $25 million of medium-term notes having an annual interest rate of 6.9% and maturing February 15, 2007. These funds were used to reduce short-term borrowings at SCANA.

, On April 24, 1997, SCE&G sold $100 million of 6.52% cumulative preferred stock, par value $100 per share. Proceeds from the sale were used to reduce short-term indebtedness incurred for SCE&G's construction program, to refinance senior securities and for general corporate purposes.

, On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of SCE&G, issued $50 million of 7.55% Trust Preferred Securities, Series A. The Trust used the proceeds from the sale to purchase unsecured 7.55% Junior Subordinated Debentures of SCE&G. SCE&G used the funds to redeem certain series of its preferred stock. The financial statements of the Trust are consolidated with those of SCE&G.

     Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10% of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

            Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The
FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less but not later than December 31, 1999. GENCO has not sought such authorization.

     At December 31, 1997 SCE&G had $315 million of authorized lines of credit which includes a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1997 totaled $315 million. SCE&G commercial paper outstanding at December 31, 1997 and December 31, 1996 was $13.3 million and $90.0 million, respectively. See "Fuel Financing Agreements" for a discussion of Fuel Company's credit agreement.

            SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended
December 31, 1997 the Preferred Stock Ratio was 2.69.

     On January 14, 1997 an additional 2,500,000 shares of SCANA common stock were registered for sale under the Investor Plus Plan. During 1997, prior to its conversion to a market purchase plan from an original issue plan on February 1, 1997, SCANA issued 184,743 shares of the Company's common stock under its Investor Plus Plan. In addition, pursuant to its SPSP SCANA issued 961,097 shares of its common stock during 1997, prior to the plan's conversion from an original issue plan to a market purchase plan on July 1, 1997. On January 26, 1998 an additional 3,000,000 shares of SCANA common stock were registered for sale under the SPSP.

            The ratios of earnings to fixed charges (SEC method) were 3.65, 3.60, 3.00, 2.55 and 3.38 for the years ended December 31,
1997, 1996, 1995, 1994 and 1993, respectively.

            The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Fuel Financing Agreements

     SCE&G has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuels. To finance nuclear and fossil fuels and sulfur dioxide emission allowances, Fuel Company issues, from time to time, commercial paper which is supported, up to $125 million, by an irrevocable revolving credit agreement which expires December 19, 2000. Accordingly, the amounts outstanding have been included in long-term debt. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G. The full amount of the credit agreement was available at December 31, 1997. At December 31, 1997 commercial paper outstanding was approximately $80.3 million at a weighted average interest rate of 5.87%. (See Note 4 of Notes to Consolidated Financial Statements.)

ELECTRIC OPERATIONS

Electric Sales

     In 1997 residential sales of electricity accounted for 41% of electric sales revenues; commercial sales 31%; industrial sales 20%; sales for resale 2%; and all other 6%. KWH sales by classification for the years ended December 31, 1997 and 1996 are presented below:


                                              Sales
                                               KWH                        %
Classification                        1997              1996           Change
                                            (thousands)

Residential                        5,647,185         5,939,703         (4.92)
Commercial                         5,320,951         5,220,627          1.92
Industrial                         5,434,231         5,320,515          2.14
Sale for resale                      485,206         1,023,211         (52.6)
Other                                505,809           505,793            -
  Total Territorial               17,393,382        18,009,849         (3.42)
Negotiated Market Sales Tariff     1,459,096           895,016          63.0
  Total                           18,852,478        18,904,865         (0.28)

     Sales for resale includes electricity furnished for resale to three municipalities and two electric cooperatives. One electric cooperative has notified the Company of its intent to terminate in the year 2000 its wholesale power contract with the Company and bid out its electric requirements. Sales under the Negotiated Market Sales Tariff during 1997 include sales to 28 investor-owned utilities, three electric cooperatives, two municipalities and three federal/state electric agencies. During 1996, sales under the Negotiated Market Sales Tariff include sales to thirteen investor-owned utilities, one electric cooperative and two state electric agencies.

     The electric sales volume from residential sales decreased for 1997 as a result of milder weather. The decrease in sales for resale and the increase of sales under the Negotiated Market Sales Tariff was a result of a municipality terminating their wholesale power contract and transferring to a Negotiated Market Rate. During 1997 the Company recorded a net increase of 10,582 customers, increasing its total customers to 503,887. The all-time peak demand of 3,734 MW was set on August 18, 1997.

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

Fuel Costs

     The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels
(including oil and natural gas) used by the Company for the years
1995-1997.

                                 1997            1996            1995
Nuclear:
  Per million BTU               $  .47          $  .47          $  .48
Coal:
  Per ton                       $39.16          $39.33          $40.57
  Per million BTU                 1.54            1.57            1.58
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.52          $ 1.52          $ 1.26

     The fuel costs for 1995 shown above exclude the effects of a PSC-approved offsetting of fuel costs through the application of credits carried on the Company's books as a result of a 1980 settlement of certain litigation.

Fuel Supply

     The following table shows the sources and approximate percentages of the Company's total KWH generation by each category of fuel for the years 1995-1997 and the estimates for 1998 and 1999.

                                Percent of Total KWH Generated
                         Estimated                      Actual
                       1999     1998          1997      1996     1995

Coal                    73%      69%           71%       71%      65%
Nuclear                 22       26            24        24       27
Hydro                    5        5             5         5        5
Natural Gas & Oil       -        -             -         -         3
                       100%     100%          100%      100%     100%


     Coal is used at all five of SCE&G's major fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants and truck deliveries are used at three of these plants. On December 31, 1997 SCE&G had approximately a 41-day supply of coal in inventory and GENCO had approximately a 30-day supply.

     The supply of coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by the Company's existing contracts. Contracts for the purchase of coal represent 96.1% of estimated requirements for 1998
(approximately 5.8 million tons).

     The supply of contract coal is purchased from nine suppliers located in eastern Kentucky, Tennessee and southwest Virginia. Contract commitments, which expire at various times from 1998 through 2006, approximate 5.5 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

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

     SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer
Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:
                                               Remaining     Expiration
  Commitment                 Contractor        Regions(1)       Date

Enrichment                 USEC (2)               13-18         2005
Fabrication                Westinghouse           13-21         2009

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region no. 13 was loaded in 1997 and Region no. 14 will be loaded in 1999.

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

Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in 1997 and 1996) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.
GAS OPERATIONS

Gas Sales

     In 1997 residential sales accounted for 24% of gas sales revenues; commercial sales 17%; industrial sales 45%; sales for resale 14%. Dekatherm sales by classification for the years ended December 31, 1997 and 1996 are presented below:


                                        SALES
                                      DEKATHERMS                    %
CLASSIFICATION                   1997              1996           CHANGE

Residential                   11,919,843        14,108,058        (15.5)
Commercial                    10,985,926        11,105,250         (1.1)
Industrial                    55,337,058        47,909,555         15.5
Sale for resale               16,667,181        16,506,523          1.0
Transportation gas             5,804,447         6,758,348        (14.1)
    Total                    100,714,455        96,387,734          4.5

     The gas sales volume increased for 1997 as a result of fewer curtailments to industrial interruptible customers and higher demand. During 1997 the Company recorded a net increase of 4,135 customers, increasing its total customers to 252,816.

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

    Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility service, including transportation services, for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Energy Marketing acquires and sells natural gas in the newly deregulated markets. Petroleum Resources owned natural gas reserves and supplied natural gas. Neither Energy Marketing nor Petroleum Resources supplies natural gas to any affiliate for use in providing regulated gas utility services.

Gas Cost and Supply

     Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with both Southern Natural and Transco, which expire at various times through 1998 to 2017. The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is shown below:

                                                        Maximum Daily
            Supplier                           Contract Demand Capacity (MCF)

  Southern Natural Firm Transportation                     188,000
  Transco Firm Transportation                              105,000
    Total                                                  293,000

     Additional natural gas volumes are brought to Pipeline
Corporation's system as capacity is available for interruptible transportation.

     During 1997 the average cost per MCF of natural gas purchased for resale, excluding firm service demand charges, was approximately $2.71 compared to approximately $2.85 during 1996.

     Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to an experimental and limited program authorized and monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and, therefore, have no impact on net income.

     To meet the requirements of its other high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,900,000 MCF of natural gas, of which approximately 1,286,570 MCF were in storage at December 31, 1997. On peak days the LNG plants can regasify up to 150,000 MCF per day. Additionally, Pipeline Corporation had contracted for 6,447,214 MCF of natural gas storage space of which 4,197,154 MCF were in storage on December 31, 1997.

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

Gas Marketing

     Energy Marketing markets natural gas and light hydrocarbons and provides energy-related risk management services to producers and consumers. In 1996, the FERC approved Energy Marketing's application to become a power marketer, allowing Energy Marketing to buy and sell large blocks of electric capacity in wholesale markets.

Propane Operations

     SCANA Propane Gas Inc. purchases, delivers and sells propane in the Southeast. In 1997 SCANA Propane Gas sold approximately
31 million gallons of propane and had approximately 37,000 residential, commercial and industrial customers at year-end.

     SCANA Propane Services, Inc. owns and operates a 60-million gallon underground propane storage facility near Rock Hill, South
Carolina and leases storage space to industrial companies, utilities and others.

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

     Summer Station has received a category one rating from the Institute of Nuclear Power Operations (INPO) in the last five out of six evaluations. The category one rating is the highest given by INPO for a nuclear plant's overall operations.

     In 1997 Summer Station successfully completed its refueling outage ahead of schedule and under budget.

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

RATE MATTERS

     The following table presents a summary of significant rate activity for the years 1993 - 1997 based on test years:


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

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was
implemented in January 1997.   The PSC authorized a return on
common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court, which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The PSC's order does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1997, as a result of the annual review, the PSC approved the Company's request to increase the billing surcharge from $.006 per therm to $.011 per therm which should enable the Company to recover the remaining balance of $29.6 million by December 2002.

     In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which
the Circuit Court denied in an Order dated May 9, 1996.   In this
Order, the Circuit Court upheld its previous Orders and remanded them back to the PSC. During August 1996, the PSC heard oral arguments on the Orders on remand for the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders back to the Circuit Court where they are awaiting action.

     On August 8, 1990, the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates initiated two separate appeals to the Circuit Court, which reversed and remanded to the
PSC its August 8, 1990 order.   Pipeline Corporation appealed
that decision to the Supreme Court, which on January 10, 1994 reversed the two Circuit Court decisions and reinstated the PSC Order. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its Order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate of South Carolina. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group which remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation and a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the cap should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceedings on remand. The Company expects the remanded case to be heard at the PSC in May 1998.

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

     In the April 1997 annual review of the fuel cost component of electric rates, the PSC decreased the rate from 13.10 mills per KWH to 12.85 mills per KWH, a monthly decrease of $0.25 for an average customer using 1,000 KWH per month.

     In the October 1997 review the PSC decreased the base cost of gas from 51.260 cents per therm to 48.182 cents per therm which resulted in a monthly decrease of $3.08 (including applicable taxes) based on an average of 100 therms per month on a residential bill during the heating season.

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

Capital Expenditures

     In the years 1995 through 1997, capital expenditures for environmental control amounted to approximately $48.5 million. In addition, approximately $17.1 million, $13.9 million, and $12.6 million of environmental control expenditures were made during 1997, 1996 and 1995, respectively, which are included in "Other operation" and "Maintenance" expenses. It is not possible to estimate all future costs for environmental purposes, but forecasts for capitalized expenditures are $48.0 million for 1998 and $91.2 million for the four-year period 1999 through 2002. These expenditures are included in the Company's construction program.

Air Quality Control

    The Clean Air Act requires electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide substantially by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase
I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     SCE&G and GENCO filed with the DHEC compliance plans related to Phase II sulfur dioxide requirements in 1995 and Phase II nitrogen oxide requirements in December, 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $102 million in 1998 through 2002 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2007, the Company anticipates total capital expenditures of approximately $209 million.

Water Quality Control

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. The Company has been developing compliance plans for these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards.

Comprehensive Environmental Recovery, Compensation and
Liabilities
Act (Superfund) and Environmental Assessment Program

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $32.4 million and $41.4 million at December 31, 1997 and 1996, respectively. The deferral includes the estimated costs associated with the matters discussed below.

, In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although SCE&G is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report.

            In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996 through 1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G agreed to construct a 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

, SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G is investigating the sites to monitor the nature and extent of the residual contamination.

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

     On December 1, 1997, Petroleum Resources sold substantially all of its assets for $110 million. The resulting gain of $17.6 million is recorded in "Other Income." Proceeds from the sale are expected to be used to repurchase up to $110 million of SCANA's outstanding common stock from time to time through open market purchases and through privately negotiated transactions. The Company may also use the proceeds from the sale to pay down debt or for other corporate purposes. All of the shares repurchased under this program will be retired, reducing the number of shares issued and outstanding. The common stock repurchase program was authorized by the Company's board of directors on October 21, 1997.

     SCI owns approximately 4.5 million common shares and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, Inc. (Powertel), formerly InterCel, Inc., a publicly traded telecommunications company which owns and operates personal communications services (PCS) systems in several major markets in the Southeast. The costs of such investments were approximately $66.7 million, $75.1 million and $22.5 million, respectively. Common shares were initially
recorded at $14.85 per share.   Preferred series B shares are
convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Powertel common stock, which trades on NASDAQ, closed at $16 3/4 on

December 31, 1997, resulting in a pre-tax unrealized holding gain of $8.5 million. The after-tax amount of such gain is included
in the balance sheet as a component of "Common Equity."   The
market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $105.7 million at December 31, 1997, resulting in an unrecorded pre-tax holding gain of $8.1 million.


     In March 1997, SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting SCI's remaining interests in the GulfStates Fibernet joint venture), and certain fiber optic assets of SCI located within the State of Georgia, to ITC Holding Company Inc. (Old ITC), a Georgia-based telecommunications company and an affiliate of Powertel, in exchange for 588,411 shares of series A convertible preferred stock of Old ITC (Old ITC Preferred) and a subordinated note of Old ITC. As part of an earnout provision related to the GulfStates Fibernet transaction and the receipt of Old ITC Preferred through the earnout provision, SCI received in October 1997, 56,742 additional shares of Old ITC Preferred resulting in a pre-tax gain of $2.2 million which was recorded in "Other Income."

     On October 20, 1997, as part of a reorganization involving Old ITC, its subsidiary, ITC West Point, Inc., and ITC^DeltaCom, Inc. (ITCD), a Georgia-based telecommunications company and an affiliate of Powertel, Old ITC merged with ITCD, and each of Old ITC's common shareholders (including SCI) received one share of common stock of ITC West Point, Inc. for each whole share of Old ITC common stock owned by such shareholders. In addition, SCI received one share of series A convertible preferred stock of ITC West Point, Inc. for each share of Old ITC Preferred owned by SCI. ITC West Point, Inc. changed its name to ITC Holding Company, Inc. (ITC) subsequent to the Old ITC merger.

     Through the merger, SCI received approximately 1,777,919 shares, representing approximately 7.2%, of ITCD common stock, and 1,480,771 shares of series A preferred stock of ITCD convertible in March 2002 into 1,480,771 shares of ITCD common stock. ITCD common stock, which began trading on NASDAQ on October 24, 1997, closed at $16 1/2 per share on December 31, 1997, resulting in a pre-tax unrealized holding gain of $20.3 million. The after-tax amount of such gain amount is included in
the balance sheet as a component of "Common Equity."   The market
value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $24.4 million at December 31, 1997 resulting in an unrecorded pre-tax holding gain of $13.2 million.

     Knology Holdings, Inc. (Knology), also an affiliate of Powertel, is developing a system which will provide interactive video, voice and data services for broadband systems in certain southeastern markets. SCI on October 22, 1997 purchased from Knology 71,050 units, each consisting of one 11.875% Senior Discount Note (Note) due 2007 and one Warrant to purchase preferred stock of Knology. The purchase price of the units was approximately $40 million. In addition to the acquisition of the Knology units, SCI has invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share.

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

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all system software is date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. Reporting to the committee are the technical personnel responsible for the evaluation and remediation of system software.

     The Company has evaluated the impact of the year 2000 on its information systems applications and operating software and is implementing a plan of remediation expected to be completed during the first quarter of 1999. The present estimated cost of the plan of remediation is not material to results of operations, financial position or cash flows.

     The Company also has begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The initial inventory has been completed and impact assessment is expected to be completed by mid-1998. At that time the Company will prepare and implement a plan designed to complete all substantive required modifications and replacements in time to prevent problems with operational systems related to date codes. An estimate of the cost of the required changes is not available.

     In particular, with regard to the evaluation and remediation of the year 2000 issue at SCE&G's Summer Station, SCE&G is closely cooperating with other utility companies, including utilities in the southeast, that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year 2000 issue. The extent to which significant customers have resolved the year 2000 issue, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have material adverse effect on the results of operations, financial position or cash flows of the Company.

ITEM 2. PROPERTIES

     SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G. It also has an investment in a LLC which is building and will operate a cogeneration facility in Charleston.

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

                                                             Net Generating
                 Present                             Year      Capability
Facility     Fuel Capability         Location     In-Service    (KW)(1)

Steam
Urquhart         Coal/Gas         Beech Island, SC   1953        250,000
McMeekin         Coal/Gas         Irmo, SC           1958        252,000
Canadys          Coal/Gas         Canadys, SC        1962        430,000
Wateree          Coal             Eastover, SC       1970        700,000
Williams (2)     Coal             Goose Creek, SC    1973        560,000
Summer   (3)     Nuclear          Parr, SC           1984        635,000
D-Area   (4)     Coal             DOE Savannah
                                   River Site, SC    1995         35,000
Cope     (5)     Coal             Cope, SC           1996        408,000

Gas Turbines
Burton           Gas/Oil          Burton, SC         1961         28,500
Faber Place      Gas              Charleston, SC     1961          9,500
Hardeeville      Oil              Hardeeville, SC    1968         14,000
Urquhart         Gas/Oil          Beech Island, SC   1969         38,000
Coit             Gas/Oil          Columbia, SC       1969         30,000
Parr             Gas/Oil          Parr, SC           1970         60,000
Williams (6)     Gas/Oil          Goose Creek, SC    1972         49,000
Hagood           Gas/Oil          Charleston, SC     1991         95,000

Hydro
Neal Shoals                       Carlisle, SC       1905          5,000
Parr Shoals                       Parr, SC           1914         14,000
Stevens Creek                     Martinez, GA       1914          9,000
Columbia                          Columbia, SC       1927         10,000
Saluda                            Irmo, SC           1930        206,000

Pumped Storage
Fairfield                         Parr, SC           1978        512,000

                 Total                                         4,350,000

(1)        Summer rating.
(2)        The steam unit at Williams Station is owned by GENCO.
(3)        Represents SCE&G's two-thirds portion of the Summer Station.
(4) This plant is operated under lease from the DOE and is dispatched to DOE's Savannah River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.
(5)        Plant began commercial operation in January 1996.
(6) The two gas turbines at Williams were purchased upon expiration of the lease on June 29, 1997.

     SCE&G owns 428 substations having an aggregate transformer capacity of 21,356,393 KVA. The transmission system consists of 3,122 miles of lines and the distribution system consists of 16,129 pole miles of overhead lines and 3,500 trench miles of underground lines.

                            GAS

Natural Gas

     SCE&G's gas system consists of approximately 11,728 miles of distribution mains and related service facilities.

     Pipeline Corporation's gas system consists of approximately
1,913 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

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

                           TRANSIT

     SCE&G owns 61 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of fifteen routes covering 177 miles.

    Effective October 1, 1996, SCE&G transferred ownership and operation of the Charleston transit system to the City of Charleston. As part of the transfer, the Company conveyed ownership to the City of Charleston facilities, equipment and four motor coaches used in the operation of the transit system. The City and SCE&G entered into an interim operating agreement, with provisions for renewing, whereby SCE&G will operate the system for the City until a Regional Transit Authority is established. SCE&G and the City have agreed upon a rate structure designed to allow SCE&G to recover its costs of operating the Charleston transit system. The Charleston system is composed of fourteen routes covering 110 miles.

ITEM 3.  LEGAL PROCEEDINGS

     For information regarding legal proceedings, see ITEM 1., "BUSINESS - RATE MATTERS" and "BUSINESS - ENVIRONMENTAL MATTERS - Comprehensive Environmental Recovery, Compensation and Liabilities Act (Superfund) and Environmental Assessment Program" and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., "FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA."

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


             Not Applicable

CORPORATE STRUCTURE

                             SCANA CORPORATION
                      A Holding Company, Owning Thirteen
                       Direct, Wholly Owned Subsidiaries

SOUTH CAROLINA                             SCANA ENERGY MARKETING, INC.
ELECTRIC & GAS COMPANY                     Markets electricity, natural
Generates and sells electricity            gas and other light
to wholesale and retail customers,         hydrocarbons.  Also provides
purchases, sells and transports            energy-related risk management
natural gas at retail and provides         services to producers and
public transit service in Columbia.        consumers.

SOUTH CAROLINA GENERATING                  SCANA PETROLEUM RESOURCES, INC.
COMPANY, INC.                              In liquidation following sale
Owns and operates Williams                 of oil and gas properties.
Station and sells electricity
to SCE&G.                                  SERVICECARE, INC.
                                           Provides energy-related products
SOUTH CAROLINA FUEL                        and services, principally service
COMPANY, INC.                              contracts on home appliances and
Acquires, owns and provides                home security services.
financing for SCE&G's nuclear
fuel, fossil fuel and sulfur               PRIMESOUTH, INC.
dioxide emission allowances.               Engages in power plant
                                           management and maintenance
SCANA PROPANE GAS, INC.                    services.
Purchases, delivers and
sells propane.                             SCANA DEVELOPMENT CORPORATION
                                           Engaged in the sale of real
SCANA RESOURCES, INC.                      estate.  (In liquidation.)
Conducts energy-related
businesses and services.                   SOUTH CAROLINA PIPELINE
                                           CORPORATION
SCANA COMMUNICATIONS, INC.                 Purchases, sells and transports
Provides fiber optic tele-                 natural gas to wholesale and
communications in South Carolina,          direct industrial customers.
a public safety radio communications       Owns and operates a propane pipe-
network, and tower construction            line and two LNG plants for the
services for wireless providers            liquefaction, regasification and
and invests in telecommunications          storage of natural gas.
companies.

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

                            Positions Held During
     Name             Age     Past Five Years               Dates

W.B. Timmerman        51    Chairman of the Board and
                              Chief Executive Officer        1997-present
                            Chief Operating Officer
                              of SCANA                       1996-1997
                            President of SCANA               1995-present
                            President of SCI                 1996-1997
                            Executive Vice President,        1994-1995
                              SCANA
                            Assistant Secretary              1993-1996
                            Chief Financial Officer          *-1996
                            Controller, SCANA                *-1996
                            Senior Vice President,           *-1994
                              SCANA

J. L. Skolds          47    Group Executive - SCANA
                              Electric Group                  1997-present
                            President and Chief
                              Operating Officer - SCE&G       1996-present
                            Senior Vice President -
                              Generation, SCE&G               1994-1996
                            Vice President - Nuclear
                              Operations, SCE&G               *-1994

A.H. Gibbes           51    Group Executive - SCANA
                              Gas Group                       1996-present
                            President - Pipeline
                              Corporation                     1996-present
                            President - C&T Pipeline, LLC     1996-present
                            Senior Vice President
                            General Counsel and
                            Assistant Secretary               1994-1996
                            Assistant Secretary - SCE&G,
                              GENCO, Fuel Company, SCI,
                              PrimeSouth, ServiceCare
                              and SCANA Development Corp.     1994-1996
                            Vice President, General Counsel
                              and Assistant Secretary         1993-1994
                            President and Treasurer -
                              SCANA Development Corp.         *-present

C.B. Novinger         48    Senior Vice President -
                              Administration, SCANA           *-present

K.B. Marsh            42    Vice President - Finance,
                              Chief Financial Officer
                              and Controller, SCANA           1996-present
                            Vice President - Finance,
                              Treasurer and Secretary,
                              SCANA                           *-1996

H.T. Arthur, II       52    Vice President, General Counsel
                              and Assistant Secretary         1996-present
                            Assistant Secretary - SCE&G,
                              and other subsidiaries          1996-present
                            Vice President and General
                              Counsel - Pipeline Corporation  *-1996

*  Indicates position held at least since March 1, 1993.


                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION

                                    1997                                1996
                      4th      3rd      2nd      1st      4th      3rd      2nd      1st
                      Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
Price Range: (a)
  High              29 15/16  25 5/8   25 5/8   26 7/8   28       28 1/4   28 1/4   28 5/8
  Low               24        23 7/8   23 3/8   24 7/8   25 3/8   25 1/2   25 1/4   25 1/2


(a)  As reported on the New York Stock Exchange Composite Listing.

Dividends Per Share:

 1997                        Amount            Date Declared             Date Paid
 First Quarter               .3775             February 18, 1997         April 1, 1997
 Second Quarter              .3775             April 24, 1997            June 30, 1997
 Third Quarter               .3775             August 20, 1997           October 1, 1997
 Fourth Quarter              .3775             October 21, 1997          January 1, 1998


 1996                        Amount            Date Declared             Date Paid
 First Quarter               .3675             February 20, 1996         April 1, 1996
 Second Quarter              .3675             April 25, 1996            July 1, 1996
 Third Quarter               .3675             August 21, 1996           October 1, 1996
 Fourth Quarter              .3675             October 22, 1996          January 1, 1997

                                                              December 31,
                                                      1997                    1996
Number of common shares outstanding               107,321,113             106,175,273
Number of common stockholders of record                33,395                  36,178

The principal market for SCANA common stock is the New York Stock Exchange.  The ticker symbol used is SCG.  The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 28, 1998 was
107,235,613.


(a) As reported on the New York Stock Exchange Composite Listing.




SECURITIES RATINGS (As of December 31, 1997)

     SCANA CORPORATION                  SOUTH CAROLINA ELECTRIC & GAS COMPANY
                         First       First and                  Trust
Rating  Medium-Term     Mortgage     Refunding      Preferred  Preferred   Commercial
Agency     Notes         Bonds     Mortgage Bonds     Stock    Securities    Paper

Duff &
Phelps       A-            A+            A+              A         -           D-1

Moody's      A3            A1            A1              a2        a2          P-1

Standard
& Poor's     A-            A             A               A-        A-          A-1



Further reference is made to Note 5 of Notes to Consolidated Financial Statements.


     Between October 1, 1997 and January 20, 1998 561,791 shares of the Company's no par value common stock ("Common Stock") were purchased in open market transactions by First Union National Bank of SC as Trustee of the Company's Stock Purchase-Savings Plan (the "Plan"). These shares were purchased for the accounts of those employees of the Company and its subsidiaries that participate in the Plan. Under the terms of the Plan employees may contribute up to 15% of their "eligible earnings" to the Plan and the Company matches the first 6% of such contributions on a dollar-for-dollar basis. The Company believes that the open market purchase of shares by the Trustee should not be deemed to be an offer or sale of securities subject to the registration requirements of the Securities Act of 1933, as amended. Nevertheless because the matter is not free from doubt and because the Plan provides for original issue purchases as well as open market purchases, the Company filed a registration statement on January 26, 1998, on Form S-8 (333-44885) registering 3,000,000 shares of Common Stock for sale under the Plan.


ITEM 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA

For the Years Ended December 31,                         1997          1996          1995          1994          1993
Statement of Income Data                                       (Millions of dollars, except statistics and per share amounts)

  Operating Revenues                                     $1,523       $1,513        $1,353        $1,322        $1,264
  Operating Income                                          314          314           288           260           245
  Other Income                                               38           29             8           (30)           27
  Net Income                                                221          215           168           115           165

Balance Sheet Data
  Utility Plant, Net                                     $3,648       $3,529        $3,469        $3,294        $3,004
  Total Assets                                            4,932        4,759         4,534         4,317         4,027

  Capitalization:
    Common equity                                         1,788        1,684         1,555         1,359       1,317
    Preferred Stock (Not subject to purchase
      or sinking fund)                                      106           26            26            26            26
    Preferred Stock, net (Subject to purchase
      or sinking fund)                                       12           43            46            50            53
    SCE&G - obligated mandatorily redeemable
      preferred securities of SCE&G's subsidiary,
      SCE&G Trust I, holding solely $50 million
      principal amount of 7.55% Junior Subordinated
      Debentures of SCE&G, due 2027                          50           -             -             -             -
    Long-term debt, net                                   1,566        1,581         1,589         1,549         1,424
  Total Capitalization                                   $3,522       $3,334        $3,216        $2,984        $2,820

Common Stock Data
  Weighted Average Number of Common Shares
    Outstanding (Millions)                                107.1        105.1          99.0          94.7          90.4
  Earnings Per Weighted Average Share of Common Stock     $2.06        $2.05         $1.70         $1.22         $1.83
  Dividends Declared Per Share of Common Stock            $1.51        $1.47         $1.44         $1.41         $1.37
  Common Shares Outstanding (Year-End) (Millions)         107.3        106.1         103.6          96.0          93.2
  Book Value Per Share of Common Stock (Year-End)        $16.66       $15.86        $15.00        $14.15        $14.13
  Number of Common Shareholders of Record                33,395       36,178        38,231        39,516        41,564

Other Statistics
  Electric:
    Customers (Year-End)                                503,904      493,320       484,354       476,412       468,874
    Total sales (Million KWH)                            18,852       18,904        17,779        17,009        17,078
    Residential:
      Average annual use per customer (KWH)              13,214       14,149        13,859        13,048        14,077
      Average annual rate per KWH                        $.0799       $.0785        $.0747        $.0743        $.0707
    Generating capability - Net MW (Year-End)             4,350        4,316         4,282         3,876         3,864
    Territorial peak demand - Net MW                      3,734        3,698         3,683         3,444         3,557
  Gas:
    Customers (Year-End)                                252,816      248,681       243,523       238,614       234,736
    Sales, excluding transportation (Thousand Therms)   949,100      896,294       882,511       781,109       717,417
    Residential:
      Average annual use per customer (Therms)              531          639           570           543           605
      Average annual rate per therm                        $.86         $.74          $.82          $.84          $.76



32

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations (6) growth opportunities for the Company's regulated and diversified subsidiaries, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company's utility subsidiaries, (10) performance of the telecommunications companies in which the Company has made significant investments, (11) inflation, (12) changes in environmental regulations and
(13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, has accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenues is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels, the accelerated recovery of SCE&G's electric regulatory assets and the shift, for retail ratemaking purposes only, of depreciation reserves from transmission and distribution assets to nuclear production assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant new customer and management information systems will be implemented in 1998. Marketing of services to commercial and industrial customers has been increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment.
The Company reported approximately $241 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $58 million, respectively, on its balance sheet at December 31, 1997.

     The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of December 31, 1997, the Company's net investment in fossil/hydroelectric generation and nuclear generation assets was $1,150.6 million and $659.1 million, respectively.

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

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through 2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G is paying the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     The revised estimated primary cash requirements for 1998, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1997 are as follows:

                                                    1998            1997
                                                    (Millions of Dollars)

Property additions and construction
  expenditures, net of allowance for
  funds used during construction                    $250            $258
Nuclear fuel expenditures                             23              31
Maturing obligations, redemptions and
  sinking and purchase fund requirements             117             146
    Total                                           $390            $435

     Approximately 62% of total cash requirements (after payment of dividends) was provided from internal sources in 1997 as compared to 55% in 1996.

     The Company has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. Subsequent to the issuance of $60 million on January 13, 1998, the Company had available for issuance $190.0 million under this program.

     SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1997 the Bond Ratio was 4.32. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $579 million at December 31, 1997), (ii) retirements of Class A Bonds (which retirement credits totaled $67.5 million at December 31, 1997), and (iii) cash on deposit with the Trustee.
     SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $185 million were available for such purpose as of December 31, 1997), until such time as all presently outstanding Class A Bonds are retired. Thereafter, New Bonds will be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1997 the New Bond Ratio was 5.87.

The following additional financing transactions have occurred since December 31, 1996:

, On January 10, 1997 SCANA closed on unsecured bank loans totaling $60 million due January 9, 1998 and used the proceeds to pay off a loan in a like total amount. On January 13, 1998 SCANA refinanced the loans with $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%.

, On February 12, 1997 SCANA closed on the sale of $25 million of medium-term notes having an annual interest rate of 6.9% and maturing February 15, 2007. These funds were used to reduce short-term borrowings at SCANA.

, On April 24, 1997, SCE&G sold $100 million of 6.52% cumulative preferred stock, par value $100 per share. Proceeds from the sale were used to reduce short-term indebtedness incurred for SCE&G's construction program, to refinance senior securities and for general corporate purposes.

, On October 28, 1997 SCE&G Trust I (the "Trust"), a Delaware statutory business trust and a subsidiary of SCE&G, issued $50 million of 7.55% Trust Preferred Securities, Series A. The Trust used the proceeds from the sale to purchase unsecured 7.55% Junior Subordinated Debentures of SCE&G. SCE&G used the funds to redeem certain series of its preferred stock. The financial statements of the Trust are consolidated with those of SCE&G.

     Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed 10% of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

     Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 1999. GENCO has not sought such authorization.

     At December 31, 1997 SCE&G had $315 million of authorized lines of credit which includes a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1997 totaled $315 million. SCE&G commercial paper outstanding at December 31, 1997 and December 31, 1996 was $13.3 million and $90 million, respectively. In addition, Fuel Company had a credit agreement for a maximum of $125 million with the full amount available at December 31, 1997. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1997 was $80.3 million.

     SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1997 the Preferred Stock Ratio was 2.69.

     On January 14, 1997 an additional 2,500,000 shares of SCANA common stock were registered for sale under the Investor Plus Plan. During 1997, prior to its conversion to a market purchase plan from an original issue plan on February 1, 1997, SCANA issued 184,743 shares of the Company's common stock under its Investor Plus Plan. In addition, pursuant to its SPSP, SCANA issued 961,097 shares of its common stock during 1997, prior to the plan's conversion from an original issue plan to a market purchase plan on July 1, 1997. On January 26, 1998 an additional 3,000,000 shares of SCANA common stock were registered for sale under the SPSP.

     The Company anticipates that its 1998 cash requirements of $389.6 million will be met through internally generated funds
(approximately 59%, after payment of dividends), and the incurrence of additional short-term and long-term indebtedness.
Sales of additional equity securities may also be made.

     The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Environmental Matters

     The Clean Air Act requires electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide substantially by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. The Company's facilities did not require modifications to meet the requirements of Phase
I. The Company will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

     SCE&G and GENCO filed with DHEC compliance plans related to Phase II sulfur dioxide requirements in 1995 and Phase II nitrogen oxide requirements in December, 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $102 million over the 1998-2002 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $1 million per year. To meet compliance requirements through the year 2007, the Company anticipates total capital expenditures of approximately $209 million.

     The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's and GENCO's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. The Company has been developing compliance plans for these initiatives. Amendments to the Clean Water Act proposed in Congress include several provisions which, if passed, could prove costly to SCE&G. These include, but are not limited to, limitations to mixing zones and the implementation of technology-based standards.

      The South Carolina Solid Waste Policy and Management Act of 1991 directed DHEC to promulgate regulations for the disposal of industrial solid waste. DHEC has promulgated a proposed regulation, which, if adopted as a final regulation in its present form, would significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $32.4 million and $41.4 million at December 31, 1997 and 1996, respectively. The deferral includes the estimated costs associated with the matters discussed below.

       , In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were the locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although SCE&G is continuing to investigate cost effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report.

          In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G agreed to construct a 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

       , SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G is investigating the sites to monitor the nature and extent of the residual contamination.

Regulatory Matters

     On August 8, 1990 the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. After appeals to the Circuit Court initiated by direct industrial customers and a subsequent appeal to the Supreme Court initiated by Pipeline Corporation, the PSC order was reinstated. The Supreme Court held that the industrial customer group's appeal was premature and failed to exhaust administrative remedies. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC held another hearing and issued its order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate of South Carolina. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group which remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation and a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the caps should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceedings on remand. The Company expects the remanded case to be heard at the PSC in May 1998. The impact, if any, on the Company's results of operations, cash flows and financial position is not presently determinable.

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was
implemented in January 1997.   The PSC authorized a return on
common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court, which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The PSC's order does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

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

Other

     On December 1, 1997, Petroleum Resources sold substantially all of its assets for $110 million. Proceeds from the sale are expected to be used to repurchase up to $110 million of SCANA's outstanding common stock from time to time through open market purchases and through privately negotiated transactions. The Company may also use the proceeds from the sale to pay down debt or for other corporate activities. All of the shares repurchased under this program will be retired, reducing the number of shares issued and outstanding. The common stock repurchase program was authorized by the Company's board of directors on October 21, 1997.

     SCI owns approximately 4.5 million common shares and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, Inc. (Powertel), formerly InterCel, Inc., a publicly traded telecommunications company which owns and operates personal communications services (PCS) systems in several major markets in the Southeast. The costs of such investments were approximately $66.7 million, $75.1 million and $22.5 million, respectively. Common shares were initially
recorded at $14.85 per share.   Preferred series B shares are
convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Powertel common stock, which trades on NASDAQ, closed at $16 3/4 on December 31, 1997, resulting in a pre-tax unrealized holding gain of $8.5 million. The after-tax amount of such gain is included in the balance sheet as a
component of "Common Equity."   The market value of the
convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $105.7 million at December 31, 1997, resulting in an unrecorded pre-tax holding gain of $8.1 million.

     In March 1997 SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting SCI's remaining interests in the GulfStates Fibernet joint venture), and certain fiber optic assets of SCI located within the State of Georgia, to ITC Holding Company, Inc. (Old ITC), a Georgia-based telecommunications company and an affiliate of Powertel, in exchange for 588,411 shares of series A convertible preferred stock of Old ITC (Old ITC Preferred) and a subordinated note of Old ITC. As part of an earnout provision related to the GulfStates Fibernet transaction and the receipt of Old ITC Preferred through the earnout provision, SCI received in October 1997, 56,742 additional shares of Old ITC Preferred resulting in a pre-tax gain of $2.2 million which was recorded in "Other Income."

     On October 20, 1997, as part of a reorganization involving Old ITC, its subsidiary, ITC West Point, Inc., and ITC^DeltaCom, Inc. (ITCD), a Georgia-based telecommunications company and an affiliate of Powertel, Old ITC merged with ITCD, and each of Old ITC's common shareholders (including SCI) received one share of common stock of ITC West Point, Inc. for each whole share of Old ITC common stock owned by such shareholders. In addition, SCI received one share of series A convertible preferred stock of ITC West Point, Inc. for each share of Old ITC Preferred owned by SCI. ITC West Point, Inc. changed its name to ITC Holding Company, Inc. subsequent to the Old ITC merger.

     Through the merger, SCI received approximately 1,777,919 shares, representing approximately 7.2%, of ITCD common stock, and 1,480,771 shares of series A preferred stock of ITCD convertible in March 2002 into 1,480,771 shares of ITCD common stock. ITCD common stock, which began trading on NASDAQ on October 24, 1997, closed at $16 1/2 per share on December 31, 1997, resulting in a pre-tax unrealized holding gain of $20.3 million. The after-tax amount of such gain is included in the
balance sheet as a component of "Common Equity."   The market
value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $24.4 million at December 31, 1997 resulting in an unrecorded pre-tax holding gain of $13.2 million.

     Knology Holdings, Inc. (Knology), also an affiliate of Powertel, is developing a system which will provide interactive video, voice and data services for broadband systems in certain southeastern markets. SCI on October 22, 1997 purchased from Knology 71,050 units, each consisting of one 11.875% Senior Discount Note (Note) due 2007 and one Warrant to purchase preferred stock of Knology. The purchase price of the units was approximately $40 million. In addition to the acquisition of the Knology units, SCI has invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share.

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

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all system software is date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. Reporting to the committee are the technical personnel responsible for the evaluation and remediation of system software.

     The Company has evaluated the impact of the year 2000 on its information systems applications and operating software and is implementing a plan of remediation expected to be completed during the first quarter of 1999. The present estimated cost of the plan of remediation is not material to results of operations, financial position or cash flows.

     The Company also has begun evaluating embedded processors located in field operations areas for the purpose of identifying those that will have to be modified or replaced. The initial inventory has been completed and impact assessment is expected to be completed by mid-1998. At that time the Company will prepare and implement a plan designed to complete all substantive required modifications and replacements in time to prevent problems with operational systems related to date codes. An estimate of the cost of the required changes is not available.

     In particular, with regard to the evaluation and remediation of the year 2000 issue at SCE&G's Summer Station, SCE&G is closely cooperating with other utility companies, including utilities in the southeast, that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year 2000 issue. The extent to which significant customers have resolved the year 2000 issue, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have material adverse effect on the results of operations, financial position or cash flows of the Company.

RESULTS OF OPERATIONS

Earnings and Dividends

       Earnings per share of common stock, the percent increase
(decrease) from the previous year and the rate of return earned on common equity for the years 1995 through 1997 were as follows:

                                                1997      1996      1995
Earnings per weighted average share            $2.06     $2.05     $1.70
Percent increase in earnings
  per share                                     0.5%     20.6%     39.3%
Return earned on common equity                 12.3%     12.8%     10.8%

,        1997     Earnings per share and return on common equity increased
                  primarily as a result of the $17.6 million after-tax gain on the sale of the oil and gas properties of Petroleum Resources and higher gas sales margins which more than offset increases in operating expenses and a reduction to other income from the 1996 after-tax gain reported by SCI, discussed below.

,        1996     Earnings per share and return on common equity increased
                  primarily as a result of higher electric sales margins at SCE&G and improved earnings at Petroleum Resources which more than offset increases in operating expenses.
                  Additionally, SCI reported a nonrecurring after-tax gain of $5.7 million as a result of the business combination of Powertel PCS Partners and Powertel (formerly
                  InterCel) in February 1996.

         The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 4.0% of income before income taxes in 1997, 3.9% in 1996 and 8.0% in 1995.

         In 1997 SCANA's Board of Directors raised the quarterly cash dividend on common stock to 37 3/4 cents per share from 36 3/4 cents per share. The increase, effective with the dividend payable on April 1, 1997, raised the indicated annual dividend rate to $1.51 per share from $1.47. SCANA has increased the dividend rate on its common stock in 44 of the last 45 years.

     On December 1, 1997, Petroleum Resources sold substantially all of its assets for $110 million. The resulting after-tax gain of $17.6 million is recorded in "Other Income."

Electric Operations

         Electric sales margins for 1997, 1996 and 1995 were as follows:

                                                1997       1996       1995
                                                  (Millions of Dollars)

Electric operating revenues                  $1,103.0   $1,106.5   $1,006.4
Less:  Fuel used in electric generation         248.4      250.5      227.4
       Purchased power                            9.4       11.4       14.7
     Margin                                  $  845.2   $  844.6   $  764.3


,      1997   The electric sales margin increased slightly due to the favorable impact of the rate increase placed into effect in January 1997 and economic growth factors which were offset by the effect of milder weather.

,      1996   The electric sales margin increased primarily as a result of the rate increase received by SCE&G in January 1996. Economic growth factors also contributed to the increase.

     Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes were as follows:

Classification                                     1997         1996

Residential                                     (292,518)     212,888
Commercial                                       100,324      144,536
Industrial                                       113,717      110,147
Sales for Resale (excluding interchange)        (538,005)     (39,853)
Other                                                 15       (1,013)
     Total territorial                          (616,467)     426,705
Negotiated Market Sales Tariff                   564,081      699,425
     Total                                       (52,386)   1,126,130

     The electric sales volume for residential sales decreased for 1997 as a result of milder weather. The decrease in sales for resale and the increase of sales under the Negotiated Market Sales Tariff from 1996 to 1997 were the result of a municipality terminating its wholesale power contract and transferring to a negotiated market sales tariff.

Gas Operations

         Gas sales margins for 1997, 1996 and 1995 were as follows:

                                         1997        1996        1995
                                             (Millions of Dollars)

Gas operating revenues                  $418.7      $403.2      $342.7
Less:  Gas purchased for resale          286.5       276.8       212.4
     Margin                             $132.2      $126.4      $130.3


,      1997   The gas sales margin increased primarily as a result of higher margins on sales to industrial interruptible customers. The higher margins were attributable to fewer curtailments and higher system capacity from a pipeline expansion completed in 1996.

,      1996   The gas sales margin decreased primarily as a result of higher gas costs and curtailments imposed on interruptible industrial
              customers during abnormally cold weather.   Also, contributing to
              the decline in the gas sales margin from 1995 to 1996 were lower gas prices in 1995 which allowed Pipeline Corporation to compete more successfully in that year with alternate fuel suppliers in industrial markets.

       Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                    1997          1996

Residential                                    (2,188,215)    1,774,289
Commercial                                       (119,324)      585,669
Industrial                                      7,427,503    (1,564,759)
Sales for resale                                  160,658       583,040
Transportation gas                               (953,901)   (1,219,903)
     Total                                      4,326,721       158,336

     The gas sales volume increased for 1997 as a result of fewer curtailments to industrial interruptible customers and higher demand.

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:

Classification                                 1997              1996
                                                (Millions of Dollars)

Other operation and maintenance               $  3.1            $20.1
Depreciation and amortization                    5.5             17.7
Income taxes                                   (12.5)             8.1
Other taxes                                      8.6              3.3
   Total                                      $  4.7            $49.2

,   1997   Other operation and maintenance expenses increased somewhat from 1996 levels. A decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996 largely offset increases in costs at electric generating plants and other operating costs. The increase in depreciation and amortization expenses for 1997 reflects the additions to plant-in-service. The change in income tax expense is primarily due to changes in pre-tax operating income and difference between estimated income taxes accrued and actual income tax expense per the tax returns as filed. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope plant and other property additions which was partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective January 1997.

,   1996   Other operation and maintenance expenses increased primarily as a result of higher production costs attributable to the Cope plant which became operational in January 1996. The increase in depreciation and amortization expenses reflects the addition of the Cope plant and other additions to plant-in-service. The increase in income tax expense corresponds to the increase in operating income. The increase in other taxes reflects higher property taxes resulting from property additions and higher millages and assessments.

Other Income

,   1997   Other income, net of taxes, increased approximately $8.5 million.
           The primary factors accounting for the change in other income were the Petroleum Resources gain on the sale of oil and gas properties in 1997, offset by the gain reported by SCI in 1996 as discussed under "Earnings and Dividends" and which is included in other income reported for 1996.

,   1996   Other income, net of taxes, increased approximately $23.9 million in
           1996 primarily due to the improved earnings performance of Petroleum Resources attributable to a noncash reserve adjustment recorded in the second quarter of 1995 and to higher gas prices and lower production costs. The gain reported by SCI, discussed under "Earnings and Dividends" is also included in other income reported for 1996.

Interest Expense

     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Classification                                 1997              1996
                                                (Millions of Dollars)

Interest on long-term debt, net               $ 1.1             $(1.4)
Other interest expense                         (1.5)             (3.8)
   Total                                      $(0.4)            $(5.2)

    There was no material change in interest expense from 1996 to 1997. The decrease in interest expense from 1995 to 1996 was due primarily to reductions in outstanding debt throughout most of the year.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All financial instruments held by the Company described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.


                        December 31, 1997
                                              Expected Maturity Date
                                               (Millions of Dollars)
                                                               There-            Fair
Liabilities              1998    1999    2000    2001   2002   after    Total    Value


  Long-Term Debt:
  Fixed Rate ($)         73.0   105.2   226.5   26.2   56.2  1,156.1   1,643.2  1,722.4
  Average Interest Rate  6.24    6.86    6.00   6.84   7.16     7.46     7.15



     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has invested in a telecommunications company approximately $40 million for 11.875% senior discount notes due 2007. The fair value of these notes approximates cost. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax, to net income.

     Equity price risk - Investments in telecommunications companies' equity securities are carried at their market value of $237.7 million, in accordance with Statement of Financial Accounting Standards No. 115. A ten percent decline in market value would result in a $23.8 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

                                                                      Page

Independent Auditors' Report.......................................    47

Consolidated Financial Statements:

    Consolidated Balance Sheets as of December 31, 1997 and 1996...    48

    Consolidated Statements of Income and Retained Earnings for
      the years ended December 31, 1997, 1996 and 1995.............    50

    Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995.............................    51

    Consolidated Statements of Capitalization as of
      December 31, 1997 and 1996...................................    52

    Notes to Consolidated Financial Statements.....................    54


     Supplemental financial statement schedules are omitted because of the absence of conditions under which they are required or because the required information is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT

SCANA CORPORATION:

     We have audited the accompanying Consolidated Balance Sheets and Consolidated Statements of Capitalization of SCANA Corporation and subsidiaries (Company) as of December 31, 1997 and 1996 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February 9, 1998


CONSOLIDATED BALANCE SHEETS


December 31,                                                          1997          1996
ASSETS                                                               (Millions of Dollars)
Utility Plant (Notes 1, 3 and 4):
  Electric                                                           $4,292        $4,136
  Gas                                                                   580           540
  Other                                                                  84            86
    Total                                                             4,956         4,762
  Less accumulated depreciation and amortization                      1,619         1,518
    Total                                                             3,337         3,244
  Construction work in progress                                         234           219
  Nuclear fuel, net of accumulated amortization                          53            41
  Acquisition adjustment-gas, net of accumulated amortization            24            25
      Utility Plant, Net                                              3,648         3,529

Nonutility Property and Investments (Net of accumulated
  depreciation and depletion)(Note 1)                                   364           345
Current Assets:
  Cash and temporary cash investments (Note 8)                           60            17
  Receivables                                                           248           239
  Inventories (At average cost):
    Fuel (Notes 3 and 4)                                                 51            68
    Materials and supplies                                               52            50
  Prepayments                                                            16            13
  Deferred income taxes                                                  25            21
      Total Current Assets                                              452           408

Deferred Debits:
  Emission allowances                                                    31            31
  Environmental                                                          32            41
  Nuclear plant decommissioning fund (Note 1)                            49            42
  Pension asset, net (Note 1)                                            82            58
  Other (Notes 1 and 10)                                                274           305
      Total Deferred Debits                                             468           477

        Total                                                        $4,932        $4,759







December 31,                                                          1997          1996
CAPITALIZATION AND LIABILITIES                                       (Millions of Dollars)

Stockholders' Investment:
  Common equity (Note 5)                                             $1,788        $1,684
  Preferred stock (Not subject to purchase or sinking funds)            106            26
     Total Stockholders' Investment                                   1,894         1,710
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                                  12            43
SCE&G Obligated Mandatorily Redeemable Preferred
  Securities of SCE&G's Subsidiary Trust, SCE&G Trust I,
  holding solely $50 million principal amount of the 7.55%
  Junior Subordinated Debentures of SCE&G, due 2027                      50            -
Long-Term Debt, Net (Notes 3, 4 and 8)                                1,566         1,581
         Total Capitalization                                         3,522         3,334

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                                  59           145
  Current portion of long-term debt (Note 3)                             73            51
  Accounts payable                                                      131           157
  Customer deposits                                                      18            16
  Taxes accrued                                                          59            71
  Interest accrued                                                       26            26
  Dividends declared                                                     43            41
  Other                                                                  14             9
         Total Current Liabilities                                      423           516

Deferred Credits:
  Deferred income taxes (Notes 1 and 7)                                 612           578
  Deferred investment tax credits (Notes 1 and 7)                        98            84
  Reserve for nuclear plant decommissioning (Note 1)                     49            42
  Postretirement benefits                                                61            37
  Other (Note 1)                                                        167           168
         Total Deferred Credits                                         987           909

Commitments and Contingencies (Note 10)                                  -             -
           Total                                                     $4,932        $4,759




See Notes to Consolidated Financial Statements.






CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                             1997        1996       1995
                                                                 (Millions of Dollars
                                                              except per share amounts)
Operating Revenues (Notes 1 and 2):
  Electric                                                 $1,103      $1,107     $1,006
  Gas                                                         419         403        343
  Transit                                                       1           3          4
        Total Operating Revenues                            1,523       1,513      1,353

Operating Expenses:
  Fuel used in electric generation                            248         251        227
  Purchased power                                               9          11         15
  Gas purchased for resale                                    287         277        212
  Other operation (Note 1)                                    239         239        229
  Maintenance (Note 1)                                         72          68         58
  Depreciation and amortization (Note 1)                      153         148        130
  Income taxes (Notes 1 and 7)                                105         118        110
  Other taxes                                                  96          87         84
        Total Operating Expenses                            1,209       1,199      1,065

Operating Income                                              314         314        288

Other Income (Note 1):
  Other income (loss), net of income taxes                     13          22         (2)
  Gain on sale of subsidiary assets, net of income taxes       18          -          -
  Allowance for equity funds used during construction           7           7         10
        Total Other Income                                     38          29          8

Income Before Interest Charges
  and Preferred Stock Dividends                               352         343        296

Interest Charges (Credits):
  Interest on long-term debt, net                             115         115        117
  Other interest expense                                       12          13         17
  Allowance for borrowed funds used
    during construction (Note 1)                               (6)         (6)       (12)
        Total Interest Charges, Net                           121         122        122
Income Before Preferred Dividend Requirements
  on Mandatorily Redeemable Preferred Securities              231         221        174
Preferred Dividend Requirement of SCE&G
  - Obligated Mandatorily Redeemable
  Preferred Securities                                          1          -          -
Income Before Preferred Stock Cash
  Dividends of Subsidiary                                     230         221        174
Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                 (9)         (6)        (6)

Net Income                                                    221         215        168
Retained Earnings at Beginning of Year                        558         498        472
Common Stock Cash Dividends Declared (Note 5)                (162)       (155)      (142)
Retained Earnings at End of Year                           $  617      $  558     $  498

Net Income                                                 $  221      $  215     $  168
Weighted Average Number of Common Shares
  Outstanding (Millions)                                    107.1       105.1       99.0
Earnings Per Weighted Average Share of
  Common Stock (Basic and Diluted)                          $2.06       $2.05      $1.70

See Notes to Consolidated Financial Statements.



CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                     1997              1996              1995
                                                                               (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                         $221              $215              $168
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation, depletion and amortization                          176               183               198
    Amortization of nuclear fuel                                       19                19                20
    Deferred income taxes, net                                         30                34               (22)
    Pension asset                                                     (24)              (23)              (15)
    Postretirement benefits                                            24                16                 8
    Allowance for funds used during construction                      (13)              (13)              (22)
    Over (under) collections, fuel adjustment clauses                  -                 (8)               19
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                                1               (28)              (28)
      (Increase) decrease in inventories                               15                (8)               (1)
      Increase (decrease) in accounts payable                         (26)               19                19
      Increase (decrease) in taxes accrued                            (12)                4                20
    Other, net                                                          1                (9)                2
Net Cash Provided From Operating Activities                           412               401               366
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures,
   net of AFC                                                        (250)             (235)             (300)
  (Increase) decrease in nonutility property and investments:
    Sale of oil and gas producing properties                          110                53                -
    Nonutility property                                               (38)              (37)              (26)
    Investments                                                       (75)              (85)              (63)
    Sale of real estate assets                                          8                 2                19
Net Cash Used For Investing Activities                               (245)             (302)             (370)
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds                                          -                -                100
    Issuance of SCE&G - obligated mandatorily redeemable
      trust preferred securities                                       49                -                 -
    Issuance of preferred stock                                        99                -                 -
    Issuance of common stock                                           29                69               172
    Issuance of notes and loans                                        86                64                63
  Repayments:
    Mortgage bonds                                                    (15)              (22)              (65)
    Notes and loans                                                   (70)              (69)              (70)
    Other long-term debt                                               (8)               -                (11)
    Preferred stock                                                   (53)               (3)               (3)
  Dividend payments:
    Common stock                                                     (160)             (153)             (139)
    Preferred stock                                                    (9)               (5)               (6)
  Short-term borrowings, net                                          (86)               32               (60)
  Fuel financings, net                                                 14               (11)               26
Net Cash Provided By (Used For) Financing Activities                 (124)              (98)                7
Net Increase (Decrease) in Cash and Temporary Cash Investments         43                 1                 3
Cash and Temporary Cash Investments, January 1                         17                16                13
Cash and Temporary Cash Investments, December 31                   $   60              $ 17              $ 16

Supplemental Cash Flow Information:
Cash paid for - Interest (Includes
 capitalized interest of $6, $6 and $12)                           $  124              $126              $130
                - Income taxes                                        113               115                99

Noncash Financing Activities:
  Charleston Franchise Agreement                                       -                 21                -
  Charleston Environmental Agreement                                   -                 20                -




See Notes to Consolidated Financial Statements.







 SCANA Corporation
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                           1997            1996
Common Equity (Note 5):                                                                (Millions of Dollars)
  Common stock, without par value, authorized 150,000,000 shares; issued
    and outstanding, 1997 - 107,321,113 shares and 1996 -106,175,273 shares           $1,153          $1,126
  Unrealized gain on securities available for sale                                        18               -
  Retained earnings                                                                      617             558
Total Common Equity                                                                    1,788    51%    1,684      51%

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1997       1996      Current   Through     Minimum
  $100 Par      6.52%  1,000,000       -        100.00      -        100.00              100               -
  $100 Par      8.40%       -       197,668     101.00      -        101.00                -              20
   $50 Par      5.00%    125,209    125,209      52.50      -         52.50                6               6
Total Preferred Stock (Not subject to purchase or sinking funds)                         106     3%       26       1%

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1997       1996      Current   Through     Minimum
                7.70%       -        84,000     101.00      -        101.00                -               8
                8.12%       -       118,812     102.03      -        102.03                -              12
      Total                 -       202,812

  $50 Par Value - Authorized 1,591,094 shares

                         Shares Outstanding           Redemption Price
                                                                     Eventual
               Series     1997       1996      Current   Through     Minimum
                4.50%     14,400     16,000      51.00       -        51.00                1               1
                4.60%       -            87      50.50       -        50.50                -               -
                4.60%(A)  21,894     24,052      51.00       -        51.00                1               1
                4.60%(B)  70,000     71,400      50.50       -        50.50                4               4
                5.125%    68,000     71,000      51.00       -        51.00                3               3
                6.00%     76,800     80,000      50.50       -        50.50                4               4
                8.72%       -        64,000      51.00   12-31-98     50.00                -               3
                9.40%       -       176,751      51.175      -        51.175               -               9
      Total              251,094    503,290


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1997 and 1996

Total Preferred Stock (Subject to purchase or sinking funds)                              13              45
Less: Current portion, including sinking fund requirements                                 1               2
Total Preferred Stock, Net (Subject to purchase or sinking funds)                         12     -        43      1%

SCE&G - Obligated Mandatorily Redeemable, Preferred Securities
  of SCE&G's Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of 7.55% Junior Subordinated Debentures
  of SCE&G, due 2027                                                                      50     1%        -      -








December 31,                                                    1997             1996
Long-Term Debt (Notes 3, 4 and 8):
(Millions of Dollars)

SCANA Corporation:
  Bank Notes, due 1998 (Various rates between 5.99%
    and 6.03%, reset annually)                                    60               60
  Medium-Term Notes:
                                        Year of
                Series                  Maturity

                5.76%                     1998                    20               20
                7.17%                     1999                    43               43
                6.60%                     1999                    30               30
                6.15%                     2000                    20               20
                6.51%                     2003                    20               20
                6.90%                     2007                    25                -
South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        2000                   100              100
                6 1/4%                    2003                   100              100
                7.70%                     2004                   100              100
                7 1/8%                    2013                   150              150
                7 1/2%                    2023                   150              150
                7 5/8%                    2023                   100              100
                7 5/8%                    2025                   100              100

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity

                6%                        1997                     -               15
                6 1/2%                    1998                    20               20
                7 1/4%                    2002                    30               30
                9%                        2006                   131              131
                8 7/8%                    2021                   114              114

  Pollution Control Facilities Revenue Bonds:
    Fairfield County Series 1984, due 2014 (6.50%)                57               57
    Orangeburg County Series 1994, due 2024 (5.70%)               30               30
    Other                                                         16               17
  Charleston Franchise Agreement due 1997-2002                    18               22
  Charleston Environmental Agreement due 1997-1999                13               20
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, Series 1984 due 2014 (6.50%)        36               36
  Note, 7.78%, due 2011                                           56               60
South Carolina Fuel Company, Inc. Commercial Paper                80               66
South Carolina Pipeline Corporation Notes, 6.72%, due 2013        20               21
Other                                                              4                4
Total Long-Term Debt                                           1,643            1,636
Less -  Current maturities, including sinking
          fund requirements                                       73               51
     -  Unamortized discount                                       4                4
Total Long-Term Debt, Net                                      1,566    45%     1,581    47%
Total Capitalization                                          $3,522   100%    $3,334   100%
See Notes to Consolidated Financial Statements.


              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.  Organization and Principles of Consolidation

          SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public
Utility Holding Company Act of 1935 but is exempt from registration under such Act. The Company, through wholly owned subsidiaries, is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South
Carolina and in the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina. The
Company is also engaged in other energy-related businesses, such as natural gas marketing. The Company has investments in telecommunications companies and provides fiber optic communications in South Carolina.

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

          Nonregulated businesses
          SCANA Energy Marketing, Inc.
          SCANA Propane Gas, Inc.
          SCANA Propane Services, Inc.
          SCANA Communications, Inc. (SCI)
          Primesouth, Inc.
          ServiceCare, Inc.
          SCANA Resources, Inc.
          SCANA Petroleum Resources, Inc. (Petroleum Resources) (in liquidation)
          SCANA Development Corporation (in liquidation)

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

B.  Basis of Accounting

     The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of SFAS
71. The accounting standard requires cost-based rate-regulated utilities, to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1997, approximately $241 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $58 million, respectively. The electric and gas regulatory assets of approximately $71 million and $44 million, respectively (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2A, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $45 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

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

    SCE&G, operator of the V. C. Summer Nuclear Station (Summer Station), and the South Carolina Public Service Authority (PSA) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the op-erating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to SCE&G's portion of Summer Station was approximately $978.2 million and $937.2 million as of December 31, 1997 and 1996, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $323.6 million and $313.2 million as of December 31, 1997 and 1996, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.   Allowance for Funds Used During Construction

     AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 9.1%, 9.1% and 8.6% for 1997, 1996 and 1995, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount.

F.   Revenue Recognition

     Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

     Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. SCE&G had undercollected through the electric fuel cost component approximately $1.3 million at December 31, 1997 and overcollected approximately $1.9 million at December 31, 1996 which are included in "Deferred Debits - Other" and "Deferred Credits - Other," respectively.

     Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and that contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1997 and 1996 the Company had undercollected through the gas cost recovery procedure approximately $7.6 million and $10.9 million, respectively, which are included in "Deferred Debits - Other."

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

G.   Depreciation and Amortization

     Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were as follows:


                                       1997             1996            1995
SCE&G                                  3.09%            3.13%           3.02%
GENCO                                  2.63%            2.68%           2.67%
Pipeline Corporation                   2.62%            2.56%           2.78%
Aggregate of Above                     3.05%            3.08%           2.98%


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

H.   Nuclear Decommissioning

     Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities are estimated, in 2022 dollars assuming a 4.5% annual rate of inflation, to be $545.3 million including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in 1997 and 1996) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis at a rate higher than can be achieved using more traditional funding approaches. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.

     Pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the Department of Energy
(DOE), SCE&G has recorded a liability for its estimated share of
the DOE's decontamination and decommissioning obligation.   The
liability, approximately $4.0 million at December 31, 1997, has been included in "Long-Term Debt, Net." SCE&G is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

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

                   Net periodic pension cost for the years ended December 31, 1997, 1996 and 1995 included the following components:


                                                   1997       1996      1995
                                                     (Millions of Dollars)
Service cost--benefits earned during the period   $   6.8    $  6.5    $  5.2
Interest cost on projected benefit obligation        23.5      22.0      19.5
Adjustments:
  Return on plan assets                            (119.5)    (78.6)   (103.9)
  Net amortization and deferral                      72.8      40.1      74.8
  Net periodic pension (income) expense           $ (16.4)   $(10.0)   $ (4.4)


          The determination of net periodic pension cost is based upon the following assumptions:


                                           1997            1996         1995
Annual discount rate                       7.5%            7.5%         8.0%
Expected long-term rate of
  return on plan assets                    8.0%            8.0%         8.0%
Annual rate of salary increases            3.0%            3.0%         2.5%


        The following table sets forth the funded status of the plan at December 31, 1997 and 1996:


                                                            1997       1996
                                                         (Millions of Dollars)

Actuarial present value of benefit obligations:
  Vested benefit obligation                                 $259.7     $243.9
  Nonvested benefit obligation                                25.4       23.7
      Accumulated benefit obligation                        $285.1     $267.6

Plan assets at fair value
  (invested primarily in equity
  and debt securities)                                      $632.9     $523.5
Projected benefit obligation                                 344.4      306.9
Plan assets greater than
  projected benefit obligation                               288.5      216.6
Unrecognized net transition liability                          7.4        8.2
Unrecognized prior service costs                              13.4        8.2
Unrecognized net gain                                       (227.1)    (175.1)
     Pension asset recognized in
        Consolidated Balance Sheets                         $ 82.2     $ 57.9


   The accumulated benefit obligation is based on the plan's benefit formulas without considering expected future salary increases. The following table sets forth the assumptions used in determining the amounts shown above for the years 1997 and 1996.


                                                            1997    1996

Annual discount rate used to determine
  benefit obligations                                       7.5%    7.5%
Assumed annual rate of future salary increases
  for projected benefit obligation                          4.0%    3.0%

          In addition to pension benefits, the Company provides certain health care and life insurance benefits to active and retired
employees.   The costs of postretirement benefits other than
pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits.
The Company expensed approximately $8.1 million, $9.8 million and $8.5 million, net of payments to current retirees, for the years ended December 31, 1997, 1996 and 1995, respectively.
Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $15.6 million and $6.2 million for the years ended
December 31, 1997 and 1996, respectively. (See Note 2A.)

          Net periodic postretirement benefit cost for the years ended December 31, 1997, 1996 and 1995, included the following components:

                                                    1997       1996      1995
                                                      (Millions of Dollars)

Service cost--benefits earned during the period $ 2.5 $ 2.6 $ 2.1 Interest cost on accumulated postretirement
  benefit obligation                                  7.8        7.8       7.2
Adjustments:
   Return on plan assets                                -          -         -
   Amortization of unrecognized transition
    obligation                                       18.9        9.5       3.3
   Other net amortization and deferral                0.8        1.2       0.7
   Net periodic postretirement benefit cost         $30.0      $21.1     $13.3

        The determination of net periodic postretirement benefit cost is based upon the following assumptions:


                                                     1997     1996     1995

Annual discount rate                                 7.5%     7.5%     8.0%
Health care cost trend rate                          9.0%     9.5%    11.0%
Ultimate health care cost trend rate (to be
  achieved in 2004)                                  5.5%     5.5%     6.0%


        The following table sets forth the funded status of the plan at December 31, 1997 and 1996:

                                                              1997      1996
                                                         (Millions of Dollars)

Accumulated postretirement benefit obligations for:
  Retirees                                                   $ 76.7    $ 74.2
  Other fully eligible participants                             5.9       6.6
  Other active participants                                    26.2      29.3
   Accumulated postretirement benefit obligation              108.8     110.1
Plan assets at fair value                                      -         -
Accumulated postretirement benefit obligation                 108.8     110.1

Plan assets less than accumulated postretirement
  benefit obligation                                         (108.8)   (110.1)
Unrecognized net transition liability                          29.8      48.7
Unrecognized prior service costs                                5.8       6.2
Unrecognized net loss                                          12.2      17.8
   Postretirement benefit liability recognized
    in Consolidated Balance Sheets                           $(61.0)   $(37.4)

   The accumulated postretirement benefit obligation is based upon the plan's benefit provisions and the following assumptions:

                                                               1997      1996
Assumed health care cost trend rate used to
  measure expected costs                                       9.0%      9.5%
Ultimate health care cost trend rate
  (to be achieved in 2004)                                     5.5%      5.5%
Annual discount rate                                           7.5%      7.5%
Annual rate of salary increases                                4.0%      3.0%

     The effect of a one percentage-point increase in the assumed health care cost trend rate for each future year on the aggregate of the service and interest cost components of net periodic postretirement benefit cost for the year ended December 31, 1997 and the accumulated postretirement benefit obligation as of December 31, 1997 would be to increase such amounts by $0.2 million and $3.2 million, respectively.

K.   Debt Premium, Discount and Expense, Unamortized Loss on
Reacquired Debt

     For regulatory purposes, long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.   Environmental

     The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated, accrued and actually expended to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $32.4 million and $41.4 million at December 31, 1997 and 1996, respectively. The deferral includes the estimated costs to be associated with the matters discussed in Note 10C.

M.  Oil and Gas
     On December 1, 1997 substantially all of the assets of the Company's oil and gas exploration and production subsidiary, Petroleum Resources were sold for $110 million, resulting in an after-tax gain of $17.6 million. The Company followed the full cost method of accounting for its oil and gas operations and, accordingly, capitalized all costs it incurred in the acquisition, exploration and development of interests in oil and gas properties. In addition, the capitalized costs were subject to a "ceiling test". Non-cash write-downs resulting from the application of the ceiling test were $24.2 million for the year ended December 31, 1995.

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

2.  RATE MATTERS:

     A. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was
implemented in January 1997.   The PSC authorized a return on
common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and subsequently to the South Carolina Supreme Court, which is expected to hear the case and issue a ruling prior to the end of 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The PSC's order does not apply to wholesale electric revenues under the FERC's jurisdiction, which constitute approximately two percent of the Company's electric revenues. The FERC rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

    B. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 1997, as a result of the annual review, the PSC approved SCE&G's request to increase the billing surcharge from $.006 per therm to $.011 per therm which should enable SCE&G to recover the remaining balance of $29.6 million by December 2002.

    C. In September 1992 the PSC issued an order granting SCE&G a $.25 increase in transit fares from $.50 to $.75 in both Columbia and Charleston, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which
the Circuit Court denied in an order dated May 9, 1996.   In this
order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996, the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. SCE&G has appealed these two PSC orders to the Circuit Court where they are awaiting action.

    D. On August 8, 1990, the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates appealed to the Circuit Court, which reversed and remanded to the PSC its August
8, 1990 order.   Pipeline Corporation appealed that decision to
the Supreme Court, which on January 10, 1994 reversed the Circuit Court decision and reinstated the PSC order. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate of South Carolina. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group and remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation. The Circuit Court also issued a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the cap should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and has held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceedings on remand. The Company expects the remanded case to be heard at the PSC in May 1998. The impact, if any, on the Company's results of operations, cash flows and financial position is not presently determinable.

3.        LONG-TERM DEBT:

          The annual amounts of long-term debt maturities, including the amounts due under the nuclear and fossil fuel agreements (see
Note 4), and sinking fund requirements for the years 1998 through 2002 are summarized as follows:


Year                       Amount                Year                  Amount
                             (Millions of Dollars)

1998                       $ 73.0                2001                  $ 26.2
1999                        105.2                2002                    56.2
2000                        226.5

              Approximately $17.2 million of the portion of long-term debt payable in 1998 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

     On January 13, 1998 the Company issued $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%. Proceeds from the notes were used to repay unsecured bank loans totaling $60 million due January 9, 1998 which were classified as long-term debt at December 31, 1997.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G is paying the City $26 million over a four-year period (1996-1999). Such amount is deferred (see Note 1L). The unpaid balances of these amounts are included in "Long-Term Debt."

     SCE&G has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. SCE&G's commercial paper outstanding totaled $13.3 million and $90 million at December 31, 1997 and 1996 at weighted average interest rates of 5.90% and 5.53%, respectively.

          Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.        FUEL FINANCINGS:

          Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed through the issuance by Fuel Company of short-term commercial paper. These short-term borrowings are supported by an irrevocable revolving credit agreement which expires December 19, 2000. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time.

          Commercial paper outstanding totaled $80.3 million and $66.1 million at December 31, 1997 and 1996 at weighted average interest rates of 5.87% and 5.62%, respectively.

5.  COMMON EQUITY:

    The changes in "Common Stock," without par value, during 1997, 1996 and 1995 are summarized as follows:


                                                Number             Millions
                                               of Shares          of Dollars
Balance December 31, 1994                      96,035,020         $  886.8
  Issuance of common stock                      7,588,843            169.9
Balance December 31, 1995                     103,623,863          1,056.7
  Issuance of common stock                      2,551,410             68.6
Balance December 31, 1996                     106,175,273          1,125.3
  Issuance of common stock                      1,145,840             27.6
Balance December 31, 1997                     107,321,113         $1,152.9

    The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1997 approximately $21.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

    Cash dividends on common stock were declared at an annual rate per share of $1.51, $1.47 and $1.44 for 1997, 1996 and
1995, respectively.

6.  PREFERRED STOCK:

    The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend.
Retirements under sinking fund requirements are at par values.

    The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 1998 through 2002 is $0.6 million.

    The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1997, 1996 and 1995 are summarized as follows:


                                                     Number     Millions
                                                   of Shares   of Dollars
Balance December 31, 1994                            822,094     $51.9
  Shares Redeemed:
   $100 par value                                     (6,809)     (0.7)
    $50 par value                                    (51,666)     (2.5)
Balance December 31, 1995                            763,619      48.7
  Shares Redeemed:
   $100 par value                                     (7,198)     (0.7)
    $50 par value                                    (50,319)     (2.6)
Balance December 31, 1996                            706,102      45.4
  Shares Redeemed:
   $100 par value                                   (202,812)    (20.3)
    $50 par value                                   (252,196)    (12.6)
Balance December 31, 1997                            251,094     $12.5

     On October 28, 1997, SCE&G Trust I (the "Trust"), a wholly-owned subsidiary of SCE&G, issued $50 million (2,000,000 shares) of 7.55% Trust Preferred Securities, Series A (the "Preferred Securities"). SCE&G owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SCE&G its 7.55% Junior Subordinated Debentures due September 30,
2027.   The sole asset of the Trust is $50.0  million of Junior
Subordinated Debentures of SCE&G. Accordingly, no financial statements of the Trust are presented. SCE&G's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with SCE&G's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and SCE&G's obligations under the Indenture pursuant to which the Junior Subordinated Debentures were issued, provides a full and unconditional guarantee by SCE&G of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of SCE&G.

     The preferred securities of SCE&G Trust I are redeemable only in conjunction with the redemption of the related 7.55% Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on September 30, 2027 and may be redeemed, in whole or in part, at any time on or after September 30, 2002 or upon the occurrence of a Tax Event. A Tax Event occurs if an opinion is received from counsel experienced in such matters that there is more than an insubstantial risk that: (1) the Trust is or will be subject to Federal income tax, with respect to income received or accrued on the Junior Subordinated Debentures, (2) interest payable by SCE&G on the Junior Subordinated Debentures will not be deductible, in whole or in part, by SCE&G for Federal income tax purposes, or (3) the Trust will be subject to more than a de minimis amount of other taxes, duties, or other governmental charges.

     Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued dividends.
7.  INCOME TAXES:

    Total income tax expense for 1997, 1996 and 1995 is as follows:


                                                 1997       1996      1995
                                                   (Millions of Dollars)
Current taxes:
    Federal                                      $101.3     $ 98.3    $101.6
    State                                          (5.4)      14.1      16.2
         Total current taxes                       95.9      112.4     117.8
Deferred taxes, net:
    Federal                                         3.5        8.6     (13.9)
    State                                           0.3        1.7      (1.2)
         Total deferred taxes                       3.8       10.3     (15.1)
Investment tax credits:
    Deferred - State                               19.0        -         -
    Amortization of amounts
      deferred - State                             (1.5)       -         -
    Amortization of amounts
      deferred - Federal                           (3.6)      (3.6)     (3.6)
         Total investment tax credit               13.9       (3.6)     (3.6)
         Total income tax expense                $113.6     $119.1    $ 99.1

    The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1997, 1996 and 1995) to pre-tax income is reconciled as follows:


                                              1997        1996        1995
                                                 (Millions of Dollars)
Net income                                    $220.7      $215.3      $168.3
Total income tax expense:
  Charged to operating expenses                105.4       118.0       109.9
  Charged (credited) to other items              8.2         1.1       (10.8)
Preferred stock dividends                        9.2         5.4         5.7
    Total pre-tax income                      $343.5      $339.8      $273.1

Income taxes on above at statutory
  Federal income tax rate                     $120.2      $118.9      $ 95.6
Increases (decreases) attributable to:
  State income taxes (less Federal income
    tax effect)                                  8.1        10.2         9.8
  Deferred income tax reversal at higher
    than statutory rates                        (4.2)       (4.1)       (3.9)
  Amortization of Federal investment
    tax credits                                 (3.6)       (3.6)       (3.6)
  Allowance for equity funds used
    during construction                         (2.5)       (2.5)       (3.5)
  Other differences, net                        (4.4)        0.2         4.7
    Total income tax expense                  $113.6      $119.1      $ 99.1

The tax effects of significant temporary differences comprising the Company's net deferred tax liability of $587.5 million at December 31, 1997 and $556.7 million at December 31, 1996 are as follows:

                                                  1997            1996
                                                  (Millions of Dollars)
Deferred tax assets:
  Unamortized investment tax credits             $ 60.7        $   52.1
  Cycle billing                                    20.5            19.8
  Nuclear operations expenses                       3.1             4.7
  Oil and gas properties                             -              8.3
  Deferred compensation                             6.9             6.7
  Other postretirement benefits                    14.6            10.8
  Other                                            11.2            12.9
    Total deferred tax assets                     117.0           115.3

Deferred tax liabilities:
  Property, plant and equipment                   634.3           611.0
  Pension expense                                  27.5            21.8
  Research and experimentation                     19.5            12.5
  Reacquired debt                                   7.5             8.3
  Deferred fuel                                     3.6             3.7
  Other                                            12.1            14.7
    Total deferred tax liabilities                704.5           672.0
Net deferred tax liability                       $587.5          $556.7

     The Internal Revenue Service has examined and closed consolidated Federal income tax returns of the Company through 1989, and has examined and proposed adjustments to the Company's Federal returns for 1990 through 1995. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8. FINANCIAL INSTRUMENTS:

    The  carrying   amounts  and  estimated  fair values  of  the
Company's financial instruments at December 31, 1997 and 1996 are as follows:


                                         1997                     1996
                                             Estimated               Estimated
                                Carrying       Fair      Carrying      Fair
                                 Amount        Value      Amount       Value
                                             (Millions of Dollars)
Assets:
  Cash and temporary
    cash investments           $   59.7      $   59.7    $   17.3   $   17.3
  Investments                     290.5         341.9       176.4      167.7
Liabilities:
  Short-term borrowings            58.5          58.5       144.6      144.6
  Long-term debt                1,639.5       1,722.4     1,632.8    1,673.1
  Preferred stock
    (subject to purchase
    or sinking funds)              12.5          11.3         45.4      44.3



     The information presented herein is based on pertinent information available to the Company as of December 31, 1997 and 1996. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1997, and the current estimated fair value may differ significantly from the estimated fair value at that date.


     The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

    Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes, are valued at their carrying amount.

    Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Investments which are not considered to be financial instruments have been excluded from the carrying amount and estimated fair value. Settlement of long-term debt may not be possible or may not be a prudent management decision.

    Short-term borrowings are valued at their carrying amount.

    The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

    Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

     SCANA Communications, Inc. (SCI) owns approximately 4.5 million common shares and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, Inc. (Powertel), formerly InterCel, Inc., a publicly traded telecommunications company which owns and operates personal communications services (PCS) systems in several major markets in the Southeast. The cost of such investments were approximately $66.7 million, $75.1 million and $22.5 million, respectively. Common shares were initially recorded at $14.85 per share. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Powertel common stock, which trades on NASDAQ, closed at $16 3/4 on December 31, 1997, resulting in a pre-tax unrealized holding gain of $8.5 million. The after-tax amount of such gain is included in the
balance sheet as a component of "Common Equity."   The market
value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $105.7 million at December 31, 1997, resulting in an unrecorded pre-tax holding gain of $8.1 million.


     In March 1997 SCI sold its interest in GulfStates Fibernet, a Georgia general partnership (constituting SCI's remaining interests in the GulfStates Fibernet joint venture), and certain fiber optic assets of SCI located within the State of Georgia, to ITC Holding Company Inc. (Old ITC), a Georgia-based telecommunications company and an affiliate of Powertel, in exchange for 588,411 shares of series A convertible preferred stock of Old ITC (Old ITC Preferred) and a subordinated note of Old ITC. As part of an earnout provision related to the GulfStates Fibernet transaction and the receipt of Old ITC Preferred through the earnout provision, SCI received in October 1997 56,742 additional shares of Old ITC Preferred, resulting in a pre-tax gain of $2.2 million which was recorded in "Other Income."

     On October 20, 1997, as part of a reorganization involving ITC, its subsidiary, ITC West Point, Inc., and ITC^DeltaCom, Inc.
(ITCD), a Georgia-based telecommunications company and an affiliate of Powertel, Old ITC merged with ITCD, and each of Old ITC's common shareholders (including SCI) received one share of common stock of ITC West Point, Inc. for each whole share of Old ITC common stock owned by such shareholders. In addition, SCI received one share of series A convertible preferred stock of ITC West Point, Inc. for each share of Old ITC Preferred owned by SCI. ITC West Point, Inc. changed its name to ITC Holding Company, Inc. subsequent to the ITC merger.

     Through the merger, SCI received approximately 1,777,919 shares, representing approximately 7.2%, of ITCD common stock, and 1,480,771 shares of series A preferred stock of ITCD convertible in March 2002 into 1,480,771 shares of ITCD common stock. ITCD common stock, which began trading on NASDAQ on October 24, 1997, closed at $16 1/2 per share on December 31, 1997, resulting in a pre-tax unrealized holding gain of $20.3 million. The after-tax amount of such gain is included in the
balance sheet as a component of "Common Equity."   The market
value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $24.4 million at December 31, 1997 resulting in an unrecorded pre-tax holding gain of $13.2 million.

     Knology Holdings, Inc. (Knology), also an affiliate of Powertel, is developing a system designed to provide interactive video, voice and data services for broadband systems in certain southeastern markets. SCI on October 22, 1997 purchased from Knology 71,050 units, each consisting of one 11.875% Senior Discount Note (Note) due 2007 and one Warrant to purchase preferred stock of Knology. The purchase price of the units was approximately $40 million. In addition to the acquisition of the Knology units, SCI has invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share.

9.  SHORT-TERM BORROWINGS:

    The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1997 and 1996 and for the years then ended are as follows:


                                                       1997      1996
                                                    (Millions of Dollars)

Authorized lines of credit at year-end                $564.0    $525.1
Unused lines of credit at year-end                    $518.8    $470.4

Short-term borrowings outstanding at
  year-end:
    Bank loans                                        $45.2    $54.6
      Weighted average interest rate                   6.43%    5.81%
    Commercial paper                                  $13.3    $90.0
      Weighted average interest rate                   5.90%    5.53%

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

    SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $5.1 million.

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

    C.  Environmental

    In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were the locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The PRPs have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although SCE&G is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report. See Note 1L.
     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. See Note 1L. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. SCE&G is investigating the sites to monitor the nature and extent of the residual contamination.

     D.  Franchise Agreement

     See Note 3 for a discussion of an electric franchise agreement between SCE&G and the City of Charleston.

     E.  SCI Matters

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

70



PAGE 71

     F.  Claims and Litigation

     The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can currently be determined.

11. SEGMENT OF BUSINESS INFORMATION:

    Segment information at December 31, 1997, 1996 and 1995 and for the years then ended is as follows:

                                    1997
                               Electric       Gas      Transit     Total
                                            (Millions of Dollars)
Operating revenues            $1,103       $419        $ 1        $1,523
Operating expenses,
  excluding depreciation
  and amortization               692        359          5         1,056
Depreciation and
  amortization                   136         17          -           153

Total operating expenses         828        376          5         1,209

Operating income (loss)       $  275       $ 43        $(4)          314


Add  - Other income, net                                              38
Less - Interest charges, net                                         122
Less - Preferred Dividend Requirements, including
         SCE&G - Obligated Mandatorily
         Redeemable Preferred Securities                               9
Net income                                                        $  221


Capital expenditures:
 Identifiable                 $  220       $ 32        $ -        $  252

Utilized for overall Company operations                               24
Total                                                             $  276


Identifiable assets at
  December 31, 1996:
    Utility plant, net        $3,125       $387        $ 2        $3,514
    Inventories                   75         20          -            95
          Total               $3,200       $407        $ 2         3,609

Other assets                                                       1,323
Total assets                                                      $4,932

                                    1996
                               Electric       Gas      Transit       Total
                                           (Millions of Dollars)
Operating revenues              $1,107       $403        $ 3        $ 1,513
Operating expenses,
  excluding depreciation
  and amortization                 692        350          9          1,051
Depreciation and
  amortization                     130         18          -            148

Total operating expenses           822        368          9          1,199

Operating income (loss)         $  285       $ 35        $(6)           314


Add  - Other income, net                                                 29
Less - Interest charges, net                                            122
Less - Preferred stock dividends                                          6
Net income                                                          $   215


Capital expenditures:
 Identifiable                   $  199       $ 48        $ -        $   247

Utilized for overall Company operations                                  24
Total                                                               $   271


Identifiable assets at
  December 31, 1996:
    Utility plant, net          $3,047       $371        $ 2         $3,420
    Inventories                     84         26          -            110
          Total                 $3,131       $397        $ 2          3,530

Other assets                                                          1,229
Total assets                                                         $4,759

                                    1995
                               Electric       Gas      Transit       Total
                                           (Millions of Dollars)
Operating revenues              $1,006       $  343      $  4      $1,353
Operating expenses,
  excluding depreciation
  and amortization                 638          287        10         935
Depreciation and
  amortization                     111           18         1         130

Total operating expenses           749          305        11       1,065

Operating income (loss)         $  257           38      $ (7)        288

Add  - Other income, net                                                8
Less - Interest charges, net                                          122
Less - Preferred stock dividends                                        6
Net income                                                         $  168


Capital expenditures:
 Identifiable                   $  253       $   39      $  -      $  292

Utilized for overall Company operations                                28
Total                                                              $  320


Identifiable assets at
  December 31, 1995:
    Utility plant, net          $3,034       $  338      $  2      $3,374
    Inventories                     87           16         -         103
          Total                 $3,121       $  354      $  2       3,477

Other assets                                                        1,057
Total assets                                                       $4,534

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):



                                     1997
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter     Annual
                           (Millions of Dollars, except per share amounts)
Total operating
  revenues                 $385       $332       $418      $388      $1,523
Operating
  income                     81         61        100        72         314
Net income                   57         30         75        59         221
Earnings per weighted
  average share of
  common stock
  as reported               .54        .28        .69        .55       2.06





                                     1996
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
                      (Millions of Dollars, except per share amounts)
Total operating
  revenues                 $395       $351       $402      $365     $1,513
Operating
  income                     85         67         98        64        314
Net income                   69         38         70        38        215
Earnings per weighted
  average share of
  common stock
  as reported               .66        .37        .66       .36       2.05

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
         ACCOUNTING AND FINANCIAL DISCLOSURE

         Not Applicable

                       PART III

     The information required by Item 10, "Directors and Executive Officers of the Registrant," with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading "Executive Officers of the Registrant" on page 28 herein. The other information required by Item 10 is incorporated herein by reference to the captions "Election of Directors - Proposals 1 and 2" and "Other Information - Section 16(a) Beneficial Ownership Reporting Compliance" in the Company's definitive proxy statement for the 1998 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

     The information called for by Item 11, "Executive
Compensation", is incorporated herein by reference to the captions "Director Information - Compensation" and "Compensation
Committee Interlocks and Insider Participation," and "Executive
Compensation" in the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

     The information called for by Item 12, "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference to the caption "Security Ownership
Information" in the Company's definitive proxy statement for the 1998 annual meeting of shareholders.

     The information called for by Item 13, "Certain
Relationships and Related Transactions" is incorporated herein by reference to the caption "Director Information - Compensation
Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the 1998 annual meeting of stockholders.

     Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the "Report on Executive Compensation" and the "Performance Graph" included in the Company's definitive proxy statement for the 1998 annual meeting of shareholders shall not be incorporated by reference into any such filings.

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

Pursuant to Rule 15d-21 promulgated under the Securities Exchange
Act of 1934, the annual report for the Company's employee stock purchase plan will be furnished under cover of Form 10-K/A to the Commission when the information becomes available.

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

(REGISTRANT)      SCANA CORPORATION



BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Chairman of the Board, President,
                  Chief Executive Officer and Director
DATE              February 17, 1998

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
(i) Principal executive officer:



BY (SIGNATURE)    s/W. B. Timmerman
(NAME AND TITLE)  W. B. Timmerman, Chairman of the Board, President,
                  Chief Executive Officer and Director
DATE              February 17, 1998

(ii) Principal financial and accounting officer:


BY (SIGNATURE)    s/K. B. Marsh
(NAME AND TITLE)  K. B. Marsh, Vice President - Finance,
                  Chief Financial Officer and Controller
DATE              February 17, 1998



BY (SIGNATURE)    s/B. L. Amick
(NAME AND TITLE)  B. L. Amick, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/J. A. Bennett
(NAME AND TITLE)  J. A. Bennett, Director
DATE              February 17, 1998




BY (SIGNATURE)    s/W. B. Bookhart, Jr.
(NAME AND TITLE)  W. B. Bookhart, Jr., Director
DATE              February 17, 1998



BY (SIGNATURE)    s/W. T. Cassels, Jr.
(NAME AND TITLE)  W. T. Cassels, Jr., Director
DATE              February 17, 1998

BY (SIGNATURE)    s/H. M. Chapman
(NAME AND TITLE)  H. M. Chapman, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/E. T. Freeman
(NAME AND TITLE)  E. T. Freeman, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/L. M. Gressette, Jr.
(NAME AND TITLE)  L. M. Gressette, Jr., Director
DATE              February 17, 1998


BY (SIGNATURE)    s/W. Hayne Hipp
(NAME AND TITLE)  W. Hayne Hipp, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/F. C. McMaster
(NAME AND TITLE)  F. C. McMaster, Director
DATE              February 17, 1998


BY (SIGNATURE)    s/L. M. Miller
(NAME AND TITLE)  L. M. Miller, Director
DATE              February 17, 1998



BY (SIGNATURE)    s/J. B. Rhodes
(NAME AND TITLE)  J. B. Rhodes, Director
DATE              February 17, 1998


BY (SIGNATURE)    s/M. K. Sloan
(NAME AND TITLE)  M. K. Sloan, Director
DATE              February 17, 1998

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number

2.  Plan of Acquisition, Reorganization, Arrangement,
    Liquidation or Succession
    Not applicable

3.  Articles of Incorporation and By-Laws

    A.  Restated Articles of Incorporation of SCANA
        Corporation as adopted on April 26, 1989
        (Exhibit 3-A to Registration Statement No.
        33-49145)................................................. #
    B.  Articles of Amendment dated April 27, 1995
        (Exhibit 4-B to Registration Statement
        No. 33-62421)............................................. #
    C.  Copy of By-Laws of SCANA Corporation as
        revised and amended on December 17, 1997
        (Filed herewith).......................................... 84

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

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                 Pages
Number
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
    F.  Indenture dated as of April 1, 1993 from
        South Carolina Electric & Gas Company to
        NationsBank of Georgia, National Association
        (Filed as Exhibit 4-F to Registration Statement
        No. 33-49421)............................................. #
    G.  First Supplemental Indenture to Indenture
        referred to in Exhibit 4-F dated as of June 1, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-49421)............................................. #
    H.  Second Supplemental Indenture to Indenture
        referred to in Exhibit 4-F dated as of June 15, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-57955)............................................. #
    I.  Trust Agreement for SCE&G Trust I (Filed as Exhibit
        4-G to Registration Statement No. 33-37787 and
        333-37787-01)............................................. #

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX

                                                              Sequentially
                                                                Numbered
                                                                 Pages

Number
    J.  Certificate of Trust for SCE&G Trust I (Filed as
        Exhibit 4-B to Registration Statement No. 333-37787
        and 333-37787-01)......................................... #
    K.  Form of Junior Subordinated Indenture for SCE&G Trust
        I (Filed as Exhibit 4-A to Registration Statement No.
        333-37787 and 333-37787-01)............................... #
    L.  Form of Guarantee Agreement for SCE&G Trust I (Filed as
        Exhibit 4-F to Registration Statement No. 333-37787
        and 333-37787-01)......................................... #
    M.  Form of Amended & Restated Trust Agreement for SCE&G
        Trust I (Filed as Exhibit 4-D to Registration Statement
        No. 333-37787 and 333-37787-01)........................... #

9.  Voting Trust Agreement
    Not Applicable

10. Material Contracts

    A.  Copy of Voluntary Deferral Plan as amended through
        October 26, 1988 (Exhibit 10-A to Form 10-K
        for the year ended December 31, 1988 under cover of
        Form SE, File No. 1-8809)................................. #
    B.  Copy of Supplementary Voluntary Deferral Plan as
        amended and restated through October 21, 1997
        (Filed herewith........................................... 104
    C.  Copy of Key Executive Severance Benefit Plan as
        amended and restated effective as of October 21, 1997
        (Filed herewith).......................................... 127
    D.  Copy of SCANA Corporation Performance Share Plan
        as amended and restated effective February 16, 1993
        (Exhibit 10-D to Form 10-K for the year ended
        December 31, 1992, File No. 1-8809)....................... #
    E.  Form of Agreement under SCANA Corporation Key
        Employee Retention Program as amended and restated
        effective as of October 21, 1997 (Filed herewith)......... 169
    F.  Description of SCANA Corporation Whole Life Option
        (Exhibit 10-F to Form 10-K for the year ended
        December 31, 1991, under cover of Form SE, File
        No. 1-8809)............................................... #
    G.  Description of SCANA Corporation Performance
        Incentive Plan (Exhibit 10-G to Form 10-K for
        the year ended December 31, 1991, under cover
        of Form SE, File No. 1-8809).............................. #

11. Statement Re Computation of Per Share Earnings
    Not Applicable

12. Statements Re Computation of Ratios (Filed herewith).........  169

                              SCANA CORPORATION
                                EXHIBIT INDEX

Number
13. Annual Report to Security Holders, Form 10-Q or
    Quarterly Report to Security Holders
    Not Applicable

16. Letter Re Change in Certifying Accountant
    Not Applicable

18. Letter Re Change in Accounting Principles
    Not Applicable

21. Subsidiaries of the Registrant
    Included herein on Page 28

22. Published Report Regarding Matters Submitted to
    Vote of Security Holders
    Not Applicable

23. Consents of Experts and Counsel
    Consent of Deloitte & Touche LLP (Filed herewith)............  173

24. Power of Attorney
    Not Applicable

27. Financial Data Schedule
    Filed herewith

99. Additional Exhibits
    Not Applicable


# Incorporated herein by reference as indicated.




83