Form 10-K/A
period 1997-12-31
SCANA CORP
filed 1998-04-14
CIK 754737

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

     The aggregate market value of the voting stock held by nonaffiliates of the registrant was $3,083,023,874 at February 28, 1998 based on the closing price of the Common Stock on such date, as reported by the New York Stock Exchange composite tape in The
Wall Street Journal.


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

     The total number of shares of the registrant's Common Stock, no par value, outstanding at February 28, 1998 was 107,235,613.

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

(1)  Specified  sections  of  the  Registrant's 1998 Proxy
Statement, dated March 17, 1998, in connection with its 1998 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual
Report on Form 10-K for the year ended December 31, 1997, as set forth in the pages attached hereto:

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

                                PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 1997 and 1996

    *Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1997, 1996 and 1995

    *Consolidated Statements of Cash Flows for the years ended
      December 31, 1997, 1996 and 1995

    *Consolidated Statements of Capitalization as of December 31, 1997 and 1996

    *Notes to Consolidated Financial Statements

 Stock Purchase-Savings Plan:                                 Page

   **Independent Auditors' Report...........................   5

   **Financial Statements and Notes thereto.................   6

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

     (b)  Reports on Form 8-K

          None


    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended
December 31, 1997, 1996 and 1995, together with related Notes and
Independent Auditors' Report.


s/K. B. Marsh
K. B. Marsh
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee


                       INDEPENDENT AUDITORS' REPORT
SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1997, 1996 and 1995, and the related Statements of Changes in Participants' Equity for the years then ended. These financial statements are the responsibility of the Committee for Administration of the Plan (the "Committee"). Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1997, 1996 and 1995 and its changes in participants' equity for the years then ended in conformity with generally accepted accounting principles.

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



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
March 11, 1998

                              SCANA CORPORATION
                          STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                     As of December 31, 1997, 1996 and 1995
                            (Thousands of Dollars)



                                                  ACQUIRED WITH  ACQUIRED WITH
                                                    EMPLOYEES'      COMPANY
                                                  CONTRIBUTIONS  CONTRIBUTIONS
                                                SCANA        U.S.     SCANA
                                     TOTAL      COMMON     SAVINGS    COMMON
    December 31, 1997                PLAN       STOCK       BONDS     STOCK
Assets:
Investments In Securities:
 SCANA Corporation - 8,863,197
  shares of common stock - at
  market value (cost - $187,337)
  (Note 1 and 3).................  $265,342    $132,235      $ -      $133,107
 United States Savings Bonds -
  Series E & EE - at cost........       294        -          294         -
    Total Investments In
     Securities..................   265,636     132,235       294      133,107
Receivables From Participants
 (Note 2)........................    14,970      14,970        -          -
Receivable From SCANA
 Corporation - Dividends.........     3,328       1,656        -         1,672
       TOTAL ASSETS..............  $283,934    $148,861      $294     $134,779

PARTICIPANTS' EQUITY.............  $283,934    $148,861      $294     $134,779


See Notes to Financial Statements.

                                                  ACQUIRED WITH  ACQUIRED WITH
                                                    EMPLOYEES'      COMPANY
                                                  CONTRIBUTIONS  CONTRIBUTIONS
                                                SCANA        U.S.     SCANA
                                     TOTAL      COMMON     SAVINGS    COMMON
    December 31, 1996                PLAN       STOCK       BONDS     STOCK
Assets:
Investments In Securities:
 SCANA Corporation - 8,605,920
  shares of common stock - at
  market value (cost - $174,853)
  (Note 1 and 3).................  $230,208    $112,321      $ -      $117,887
 United States Savings Bonds -
  Series E & EE - at cost........       320        -          320        -
    Total Investments In
     Securities..................   230,528     112,321       320      117,887
Cash.............................         5           5        -          -
Receivables From Participants
 (Note 2)........................    13,944      13,944        -          -
Receivable From SCANA
 Corporation - Dividends.........     3,139       1,528        -         1,611
       TOTAL ASSETS..............  $247,616    $127,798      $320     $119,498

PARTICIPANTS' EQUITY.............  $247,616    $127,798      $320     $119,498


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

Assets:
Investments In Securities:
 SCANA Corporation - 8,333,328
  shares of common stock - at
  market value (cost - $160,484)
  (Note 1 and 3).................  $238,541    $115,464      $ -       $123,077
 United States Savings Bonds -
  Series E & EE - at cost........       332        -          332          -
    Total Investments In
     Securities..................   238,873     115,464       332       123,077
Cash.............................         5           5        -           -
Receivables From Participants
 (Note 2)........................    12,448      12,448        -           -
Receivable From SCANA
 Corporation - Dividends.........     2,968       1,432        -          1,536
       TOTAL ASSETS..............  $254,294    $129,349      $332      $124,613

PARTICIPANTS' EQUITY.............  $254,294    $129,349      $332      $124,613


See Notes to Financial Statements.

                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1997, 1996 and 1995
                              (Thousands of Dollars)


                                                 ACQUIRED WITH    ACQUIRED WITH
                                                   EMPLOYEES'        COMPANY
                                                 CONTRIBUTIONS    CONTRIBUTIONS
                                               SCANA         U.S.     SCANA
        Year Ended                 TOTAL       COMMON      SAVINGS    COMMON
     December 31, 1997             PLAN        STOCK        BONDS     STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation and Other............ $ 14,245     $  7,512     $  -     $  6,733
Net appreciation in Market Value
 of Common Stock of SCANA
 Corporation (Note 3)                27,855       13,931        -       13,924
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,855         -           -        8,855
 Participating employees..........    9,729        9,729        -         -
      Total.......................   60,684       31,172        -       29,512
Deduct:
 Distributions to participants....   24,366       10,109       26       14,231
Net Increase (Decrease) In
 Participants' Equity.............   36,318       21,063      (26)      15,281
Participants' Equity, Beginning
 Of Year..........................  247,616      127,798      320      119,498
Participants' Equity, End Of Year. $283,934     $148,861     $294     $134,779

See Notes to Financial Statements.

                                                 ACQUIRED WITH    ACQUIRED WITH
                                                   EMPLOYEES'        COMPANY
                                                 CONTRIBUTIONS    CONTRIBUTIONS
                                               SCANA         U.S.     SCANA
        Year Ended                 TOTAL       COMMON      SAVINGS    COMMON
     December 31, 1996             PLAN        STOCK        BONDS     STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation and Other............ $ 13,295     $  6,915     $  -    $  6,380
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,474          -          -       8,474
 Participating employees..........    9,293        9,293        -
      Total.......................   31,062       16,208        -      14,854
Deduct:
 Distributions to participants....   21,892       10,075       12      11,805
 Net depreciation in market
  value of common stock of
  SCANA Corporation (Note 3)......   15,848        7,684        -       8,164
Net Decrease In
 Participants' Equity.............   (6,678)      (1,551)     (12)     (5,115)
Participants' Equity, Beginning
 Of Year..........................  254,294      129,349      332     124,613
Participants' Equity, End Of Year. $247,616     $127,798     $320    $119,498
See Notes to Financial Statements.

                                                    ACQUIRED WITH  ACQUIRED WITH
                                                      EMPLOYEES'     COMPANY
                                                    CONTRIBUTIONS CONTRIBUTIONS
                                                  SCANA       U.S.    SCANA
        Year Ended                   TOTAL        COMMON    SAVINGS   COMMON
     December 31, 1995               PLAN         STOCK      BONDS     STOCK

Investment Income - Dividends
 On Common Stock Of SCANA
 Corporation And Other............ $ 12,570     $  6,490     $  -    $  6,080
Net Appreciation In Market
 Value Of Common Stock
 Of SCANA Corporation (Note 3)....   61,501       29,571        -      31,930
Contributions (Note 2):
 Company and participating
  subsidiaries....................    8,561          -          -       8,561
 Participating employees..........    9,350        9,350        -         -
      Total.......................   91,982       45,411        -      46,571
Deduct:
 Distributions to participants....   18,896        8,425       34      10,437
Net Increase (Decrease)
 In Participants' Equity..........   73,086       36,986      (34)     36,134
Participants' Equity, Beginning
 Of Year..........................  181,208       92,363      366      88,479
Participants' Equity, End Of Year. $254,294     $129,349     $332    $124,613

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

     The Plan, as amended, allows Participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, Section 414(q) have been subject to Tax Deferred contribution limitations of 6% or less pursuant to the limitation of Code Section 401(k)(3) and the Regulations thereunder. Regular Savings are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings are exempt from withholding of federal or state income tax. Effective as of January 1, 1997 the plan was amended to allow for the acceptance of "Direct Rollovers" from other qualified retirement plans. All rollover amounts are invested in SCANA Common Stock. Participants may request a distribution in the form of whole shares or cash of all securities and earnings credited to their Regular Savings accounts (cash is distributed for fractional shares). The Plan does not guarantee that market value of the securities at date of distribution will equal or exceed cost.

     Participants may not request a distribution from their Tax
Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

     Participants may request a loan from their Tax Deferred and Regular Savings accounts. Loans are made available based on the asset value in a Participant's Tax Deferred and Regular Savings accounts at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing Participant; the Participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except a loan used to acquire the principal residence of the Participant may be extended to a maximum of ten years. All payments of the loan, including interest, are used to repurchase shares of SCANA common stock on behalf of the Participant. A Participant may have no more than two loans from the Plan outstanding at a time. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or will be converted to taxable income on the distribution to the participant or the participant's beneficiary; if the terminating Participant elects to delay distribution (permissible when the present value of the Participant's vested accrued benefit exceeds $5,000), an unpaid loan balance may be converted to taxable income prior to the distribution of assets to the Participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

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

     At December 31, 1997, 1996 and 1995, there were 736, 753 and 795 participants, respectively, (including former employees) in the Regular Savings Option and 3,065, 2,854 and 2,876 participants, respectively, in the Tax Deferred Savings Option. At February 6, 1998 all of the Company's and the Company's participating subsidiaries' 4,321 employees were eligible to participate in the Plan, and payroll deductions under the Plan were in effect for 3,797 employees.

    The Plan, as amended to and as of January 1, 1997, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust under Section 401(a) of the Internal Revenue Code and, as such, is exempt from federal income taxes under
Section 501(a). Participants are not taxed on the income earned or Company contributions made for their accounts, pursuant to the provisions of Section 401(a) of the Internal Revenue Code, until such time as the employees or their beneficiaries receive distributions from the Plan.

     First Union National Bank of South Carolina is the Trustee pursuant to a Trust Agreement executed on December 16, 1991 and amended as of December 15, 1997.

3.  Appreciation (Depreciation) in Market Value of Common Stock:

     The cost, market value and appreciation (depreciation) in market value of common stock of SCANA Corporation as of and for the years ended December 31, 1997, 1996 and 1995 are summarized as follows
(thousands of dollars):

                                                         Market Excess of Market
                           Number                Quotation    Value Over Cost
                         of Shares    Cost         Value     (Cost Over Value)
Market)

December 31, 1997:
  Employee               4,417,032   $ 97,102    $132,235          $35,133
  Company                4,446,165     90,235     133,107           42,872
    Total                8,863,197   $187,337    $265,342          $78,005



December 31, 1996:       8,605,920   $174,853    $230,208          $ 55,355

Increase in Unrealized Appreciation, Net.........................    22,650
Appreciation Realized on Withdrawals.............................     5,205
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1997......................................  $ 27,855

December 31, 1995:       8,333,328   $160,484    $238,541          $ 78,057
Decrease in Unrealized Appreciation, Net.........................  $(22,702)
Appreciation Realized on Withdrawals.............................     6,854
  Net Depreciation in Market Value of Common Stock - Year
    ended December 31, 1996......................................  $(15,848)

December 31, 1994:       7,819,048   $144,864    $164,689          $ 19,825

Increase in Unrealized Appreciation, Net.........................  $ 58,232
Appreciation Realized on Withdrawals.............................     3,269
  Net Appreciation in Market Value of Common Stock - Year
    ended December 31, 1995......................................  $ 61,501

4.   Accounts Payable to Participants and Former Participants:

     Amounts included in participants' equity to be distributed to participants and former participants were $3,225,793, $1,178,019 and $1,648,543 at December 31, 1997, 1996 and 1995, respectively.

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

SCANA Corporation
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES (ITEM 27a) AS OF DECEMBER 31, 1997 (Thousands of Dollars)




                                                               CURRENT
DESCRIPTION                                 COST                VALUE



SCANA Corporation Common Stock            $187,337            $265,342

United States Savings Bonds                    294                 294

Loans to participants                       14,970              14,970

                                          $202,601            $280,606


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PROGRAM FOR EMPLOYEES

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS  (ITEM 27d)
AS OF DECEMBER 31, 1997 (Thousands of Dollars)



DURING THE YEAR ENDED December 31, 1997 THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA
CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PROGRAM.

                                                                                COST OF       NET GAIN
                                                 PURCHASE       SELLING         ASSETS          FROM
                              NUMBER OF SHARES    PRICE          PRICE           SOLD           SALE
                                                    $              $               $              $


PURCHASED                         1,508,773       39,047

SALES FOR DISTRIBUTION TO
  PARTICIPANTS FOR WITHDRAWALS      949,690                      24,139         19,484          4,655


SALES FOR 401K EMPLOYEE
  LOANS - STOCK                     301,806                       7,629          7,079            550



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                               SCANA CORPORATION
                                 (Registrant)




Date:  April 14,  1998        BY: s/Kevin B. Marsh
                                  (Kevin B. Marsh, Vice President
                                   - Finance, Chief Financial
                                   Officer and Controller)

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                  Pages
Number

2.  Plan of Acquisition, Reorganization, Arrangement,
    Liquidation or Succession
    Not applicable

3.  Articles of Incorporation and By-Laws

    A.  Restated Articles of Incorporation of SCANA
        Corporation as adopted on April 26, 1989
        (Exhibit 3-A to Registration Statement No.
        33-49145)................................................. #
    B.  Articles of Amendment dated April 27, 1995
        (Exhibit 4-B to Registration Statement
        No. 33-62421)............................................. #
    C.  Copy of By-Laws of SCANA Corporation as
        revised and amended on December 17, 1997
        (Filed as Exhibit 3-C to Form 10-K for
        the year ended December 31, 1997)......................... #

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

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                 Pages
Number
    June 1, 1966       Exhibit 2-M to Registration No. 2-26459
    June 1, 1967       Exhibit 2-N to Registration No. 2-29693
    September 1, 1968  Exhibit 4-O to Registration No. 2-31569
    June 1, 1969       Exhibit 4-C to Registration No. 33-38580
    December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
    June 1, 1970       Exhibit 4-R to Registration No. 2-37363
    March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
    January 1, 1972    Exhibit 4-C to Registration No. 33-38580
    July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
    May 1, 1975        Exhibit 4-C to Registration No. 33-38580
    July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
    February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
    December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
    March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
    May 1, 1977        Exhibit 4-C to Registration No. 33-38580
    February 1, 1978   Exhibit 4-C to Registration No. 33-38580
    June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
    April 1, 1979      Exhibit 4-C to Registration No. 33-38580
    June 1, 1979       Exhibit 4-C to Registration No. 33-38580
    April 1, 1980      Exhibit 4-C to Registration No. 33-38580
    June 1, 1980       Exhibit 4-C to Registration No. 33-38580
    December 1, 1980   Exhibit 4-C to Registration No. 33-38580
    April 1, 1981      Exhibit 4-D to Registration No. 33-49421
    June 1, 1981       Exhibit 4-D to Registration No. 2-73321
    March 1, 1982      Exhibit 4-D to Registration No. 33-49421
    April 15, 1982     Exhibit 4-D to Registration No. 33-49421
    May 1, 1982        Exhibit 4-D to Registration No. 33-49421
    December 1, 1984   Exhibit 4-D to Registration No. 33-49421
    December 1, 1985   Exhibit 4-D to Registration No. 33-49421
    June 1, 1986       Exhibit 4-D to Registration No. 33-49421
    February 1, 1987   Exhibit 4-D to Registration No. 33-49421
    September 1, 1987  Exhibit 4-D to Registration No. 33-49421
    January 1, 1989    Exhibit 4-D to Registration No. 33-49421
    January 1, 1991    Exhibit 4-D to Registration No. 33-49421
    February 1, 1991   Exhibit 4-D to Registration No. 33-49421
    July 15, 1991      Exhibit 4-D to Registration No. 33-49421
    August 15, 1991    Exhibit 4-D to Registration No. 33-49421
    April 1, 1993      Exhibit 4-E to Registration No. 33-49421
    July 1, 1993       Exhibit 4-D to Registration No. 33-57955
    F.  Indenture dated as of April 1, 1993 from
        South Carolina Electric & Gas Company to
        NationsBank of Georgia, National Association
        (Filed as Exhibit 4-F to Registration Statement
        No. 33-49421)............................................. #
    G.  First Supplemental Indenture to Indenture
        referred to in Exhibit 4-F dated as of June 1, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-49421)............................................. #
    H.  Second Supplemental Indenture to Indenture
        referred to in Exhibit 4-F dated as of June 15, 1993
        (Filed as Exhibit 4-G to Registration Statement
        No. 33-57955)............................................. #
    I.  Trust Agreement for SCE&G Trust I (Filed as Exhibit
        4-I to Form 10-K for the year ended December 31, 1997).... #

# Incorporated herein by reference as indicated.

                              SCANA CORPORATION
                                EXHIBIT INDEX

                                                              Sequentially
                                                                Numbered
                                                                 Pages

Number
    J.  Certificate of Trust for SCE&G Trust I (Filed as
        Exhibit 4-J to Form 10-K for the year ended
        December 31, 1997)........................................ #
    K.  Form of Junior Subordinated Indenture for SCE&G Trust
        I (Filed as Exhibit 4-K to Form 10-K for the
        year ended December 31, 1997)............................. #
    L.  Form of Guarantee Agreement for SCE&G Trust I (Filed
        as Exhibit 4-L to Form 10-K for the year ended
        December 31, 1997)........................................ #
    M.  Form of Amended & Restated Trust Agreement for SCE&G
        Trust I (Filed as Exhibit 4-M to Form 10-K for the
        year ended December 31, 1997.............................. #

9.  Voting Trust Agreement
    Not Applicable

10. Material Contracts

    A.  Copy of Voluntary Deferral Plan as amended and
        restated through October 21, 1997 (Filed herewith)........ 23
    B.  Copy of Supplementary Voluntary Deferral Plan as
        amended and restated through October 21, 1997
        (Filed as Exhibit 10-B to Form 10-K for the year
        ended December 31, 1997).................................. #
    C.  Copy of Key Executive Severance Benefit Plan as
        amended and restated effective as of October 21, 1997
        (Filed as Exhibit 4-C to Form 10-K for the year
        ended December 31, 1997).................................. #
    D.  Copy of SCANA Corporation Performance Share Plan
        as amended and restated effective February 16, 1993
        (Exhibit 10-D to Form 10-K for the year ended
        December 31, 1992, File No. 1-8809)....................... #
    E.  Form of Agreement under SCANA Corporation Key
        Employee Retention Program as amended and restated
        effective as of October 21, 1997 (Filed as Exhibit
        10-E to Form 10-K for the year ended December 31, 1997.... #
    F.  Description of SCANA Corporation Whole Life Option
        (Exhibit 10-F to Form 10-K for the year ended
        December 31, 1991, under cover of Form SE, File
        No. 1-8809)............................................... #
    G.  Description of SCANA Corporation Performance
        Incentive Plan (Exhibit 10-G to Form 10-K for
        the year ended December 31, 1991, under cover
        of Form SE, File No. 1-8809).............................. #
    H.  Description of SCANA Corporation Supplementary
        Key Executive Severance Benefits Plan, effective
        as of October 21, 1997 (Filed herewith)................... 50


11. Statement Re Computation of Per Share Earnings
    Not Applicable

12. Statements Re Computation of Ratios
    Not Applicable

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

16. Letter Re Change in Certifying Accountant
    Not Applicable

18. Letter Re Change in Accounting Principles
    Not Applicable

21. Subsidiaries of the Registrant
    Included herein on Page 28

22. Published Report Regarding Matters Submitted to
    Vote of Security Holders
    Not Applicable

23. Consents of Experts and Counsel
    Consent of Deloitte & Touche LLP (Filed herewith)............ 73

24. Power of Attorney
    Not Applicable

27. Financial Data Schedule
    Not Applicable

99. Additional Exhibits
    Not Applicable



# Incorporated herein by reference as indicated.



22