Form 10-Q
period 1998-03-31
SCANA CORP
filed 1998-05-14
CIK 754737

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, DC 20549


                                     FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended   March 31, 1998

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

Yes        .  No         .

                   APPLICABLE ONLY TO CORPORATE ISSUERS:

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.
  107,220,913  Common Shares, without par value, as of March 31, 1998

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of March 31, 1998
              and December 31, 1997.....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended March 31, 1998 and 1997.............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended March 31, 1998 and 1997.............................   6

              Notes to Consolidated Financial Statements................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  11

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.  18


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................  18

     Item 6.  Exhibits and Reports on Form 8-K..........................  18

     Signatures.........................................................  19

     Exhibit Index......................................................  20




                                            PART I
                                    FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of March 31, 1998 and December 31, 1997
                                         (Unaudited)

                                                                 March 31,    December 31,
                                                                   1998           1997
                                                                  (Millions of Dollars)
ASSETS
Utility Plant:
  Electric...................................................      $4,293         $4,292
  Gas........................................................         580            580
  Other......................................................          84             84
    Total....................................................       4,957          4,956
  Less accumulated depreciation and amortization.............       1,645          1,619
    Total....................................................       3,312          3,337
  Construction work in progress..............................         287            234
  Nuclear fuel, net of accumulated amortization..............          49             53
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................          24             24
       Utility Plant, Net....................................       3,672          3,648

Nonutility Property and Investments, net of
  accumulated depreciation...................................         418            364

Current Assets:
  Cash and temporary cash investments........................          50             60
  Receivables................................................         258            248
  Inventories (at average cost):
    Fuel.....................................................          47             51
    Materials and supplies...................................          52             52
  Prepayments................................................          20             16
  Deferred income taxes......................................          23             25
       Total Current Assets..................................         450            452

Deferred Debits:
  Emission allowances........................................          31             31
  Environmental..............................................          29             32
  Nuclear plant decommissioning fund.........................          51             49
  Pension asset, net.........................................          83             82
  Other......................................................         280            274
       Total Deferred Debits.................................         474            468
                 Total.......................................      $5,014         $4,932


See notes to consolidated financial statements.







                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of March 31, 1998 and December 31, 1997
                                       (Unaudited)

                                                                  March 31,     December 31,
                                                                    1998           1997
                                                                   (Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common equity...............................................     $1,838         $1,788
  Preferred stock (not subject to purchase or sinking funds)..        106            106
    Total Stockholders' Investment............................      1,944          1,894
Preferred stock, net (subject to purchase or sinking funds)...         12             12
SCE&G Obligated Mandatorily Redeemable Preferred
    Securities of SCE&G's Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million, principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027........          50             50
Long-term debt, net..........................................       1,565          1,566
       Total Capitalization..................................       3,571          3,522

Current Liabilities:
  Short-term borrowings......................................          58             59
  Current portion of long-term debt..........................          73             73
  Accounts payable...........................................         146            131
  Customer deposits..........................................          18             18
  Taxes accrued..............................................          25             59
  Interest accrued...........................................          32             26
  Dividends declared.........................................          44             43
  Other......................................................          19             14
       Total Current Liabilities.............................         415            423

Deferred Credits:
  Deferred income taxes......................................         652            612
  Deferred investment tax credits............................          97             98
  Reserve for nuclear plant decommissioning..................          51             49
  Postretirement benefits....................................          64             61
  Other......................................................         164            167
       Total Deferred Credits................................       1,028            987
                 Total.......................................      $5,014         $4,932



See notes to consolidated financial statements.





                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   For the Periods Ended March 31, 1998 and 1997
                                    (Unaudited)

                                                       Three Months Ended
                                                             March 31,
                                                        1998         1997
                                           (Millions of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric........................................      $269         $253
  Gas.............................................       137          132
      Total Operating Revenues....................       406          385

OPERATING EXPENSES:
  Fuel used in electric generation................        59           54
  Purchased power.................................         2            1
  Gas purchased for resale........................        83           83
  Other operation.................................        60           56
  Maintenance.....................................        19           15
  Depreciation and amortization...................        30           38
  Income taxes....................................        36           31
  Other taxes.....................................        26           26
      Total Operating Expenses....................       315          304

OPERATING INCOME..................................        91           81

OTHER INCOME:
  Allowance for equity funds used
    during construction...........................         2            2
  Other income, net of income taxes...............         3            6
      Total Other Income..........................         5            8

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS.......................        96           89

INTEREST CHARGES (CREDITS):
  Interest expense................................        31           33
  Allowance for borrowed funds used
    during construction...........................        (2)          (2)
      Total Interest Charges, Net.................        29           31

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
  ON MANDATORILY REDEEMABLE PREFERRED
  SECURITIES                                              67           58
PREFERRED DIVIDEND REQUIREMENT OF SCE&G
  - OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                     1            -

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY.........................        66           58
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)....................        (2)          (1)
NET INCOME........................................        64           57
RETAINED EARNINGS AT BEGINNING OF PERIOD..........       617          558
COMMON STOCK CASH DIVIDENDS DECLARED..............       (41)         (40)
RETAINED EARNINGS AT END OF PERIOD................      $640         $575

NET INCOME........................................      $ 64         $ 57
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (MILLIONS)...................     107.3        106.6
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK.................................      $.60         $.54
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK...................................    $.3850       $.3775


See notes to consolidated financial statements.








                                  SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended March 31, 1998 and 1997
                                     (Unaudited)
                                                               Three Months Ended
                                                                    March 31,
                                                              1998            1997
                                                             (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................      $ 64            $ 57
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............        32              45
    Amortization of nuclear fuel........................        41               6
    Deferred income taxes, net..........................        23              11
    Pension asset.......................................        (1)             (4)
    Postretirement benefits.............................         3               3
    Allowance for funds used during construction........        (4)             (4)
    Over (under) collections, fuel adjustment clauses...        16              17
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................       (10)             29
     (Increase) decrease in inventories.................         4              14
     Increase (decrease) in accounts payable............        15             (46)
     Increase (decrease) in taxes accrued...............       (34)            (35)
    Other, net..........................................       (17)              8
Net Cash Provided From Operating Activities.............       132             101

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................       (87)            (41)
  Increase in other property and investments............        (7)            (12)
  Sale of subsidiary assets.............................         -               8
Net Cash Used For Investing Activities..................       (94)            (45)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................        60              25
    Issuance of common stock............................         -              14
  Repayments:
    Notes and loans.....................................       (60)              -
    Other long-term debt................................         -              (3)
    Preferred stock.....................................         -              (2)
    Repurchase of common stock..........................        (3)              -
  Dividend payments:
    Common stock........................................       (40)            (39)
    Preferred stock of subsidiary.......................        (2)             (1)
  Short-term borrowings, net............................        (1)             (9)
  Fuel and emission allowance financings, net...........        (2)              3
Net Cash Used For Financing Activities..................       (48)            (12)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
CASH INVESTMENTS........................................       (10)             44
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........        60              17
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31.........      $ 50            $ 61

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $2 for 1998 and 1997)....      $ 24            $ 26
                - Income taxes..........................        (3)              2

  Noncash investing activities
               - Unrealized gain (loss) on securities
                  available for sale (net of tax).......        31             (13)

See notes to consolidated financial statements.



                        SCANA CORPORATION
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         March 31, 1998
                          (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. These are interim financial statements and, because of temperature variations between seasons of the year, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

                       A.  Basis of Accounting

             The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 1998, approximately $242 million and $74 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $58 million, respectively. The electric and gas regulatory assets of approximately $80 million and $35 million, respectively (excluding deferred income tax assets) are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $37 million of these assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

             B.  Comprehensive Income

             The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. The statement requires the disclosure of the components of comprehensive income for each period for which consolidated statements of income and retained earnings are presented. Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distribution to stockholders.
             Comprehensive income of the Company totaling $94.5 million and $43.9 million for the three months ended March 31, 1998 and 1997, respectively, includes net income and unrealized gains/losses on securities available for sale.

             C.  Reclassifications

             Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

2.     RATE MATTERS

             On January 9, 1996 the PSC issued an order granting South Carolina Electric & Gas Company (SCE&G) an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking
             purposes,  approximately   $257   million  of  depreciation
             reserves from transmission and distributionassets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, SCE&G, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric
             rates.   The remaining intervenor continues to contest
             establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling by July 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The Federal Energy Regulatory Commission (FERC) had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

3.           RETAINED EARNINGS:

             The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 1998 approximately $21.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.
4.                     INVESTMENTS IN EQUITY SECURITIES:

             SCANA Communications, Inc. (SCI) owns approximately 4.5
             million common shares, representing approximately 17% of Powertel, Inc. (Powertel), common stock and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, a publicly-traded telecommunications company which owns and operates personal communications services (PCS) systems in several major markets in the Southeast. The costs of such investments are approximately $66.7 million, $75.1 million and $22.5 million, respectively. Common shares were initially recorded at $14.85
             per share.   Preferred series B shares are convertible in March
             2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Powertel common stock, which trades on NASDAQ, closed at $21 19/32 on March 31, 1998, resulting in a pre-tax unrealized holding gain of $30.3 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $136.3 million at March 31, 1998, resulting in an unrecorded pre-tax holding gain of $38.7 million.

             SCI owns 774,616 common shares and 645,153 series A convertible preferred shares of ITC Holding Company, Inc.
             (ITC), an affiliate of Powertel. The costs of these investments are approximately $7.1 million and $8.9 million, respectively. The market value of these investments is not readily determinable.

             SCI owns 1,777,919 common shares and 1,480,771 shares of series A preferred stock of ITC Delta^Com, Inc. (ITCD), a Georgia-based telecommunications company and an affiliate of Powertel. The costs of such investments are approximately
             $9.0 million and $11.2 million, respectively. Preferred series A shares are convertible in March 2002 into 1,480,771 shares of ITCD common stock. ITCD common stock, which began trading on NASDAQ on October 24, 1997, closed at $32 1/8 per share on March 31, 1998, resulting in a pre-tax unrealized holding gain of $48.1 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common
             Equity."   The market value of series A preferred stock of ITCD
             is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $47.6 million at March 31, 1998 resulting in an unrecorded pre-tax holding gain of $36.3 million.

             SCI owns 71,050 units of Knology Holdings, Inc. (Knology), also an affiliate of ITC. Each unit consists of one 11.875% Senior Discount Note due 2007 and one Warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. In addition to the acquisition of the Knology units, SCI invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share.

5.           CONTINGENCIES:

             With respect to commitments at March 31, 1998, reference is made to Note 10 to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Contingencies at March 31, 1998 are as follows:

             A.  Nuclear Insurance

             The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $8.9 billion. Each reactor licensee is currently liable for up to $79.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of V.
             C. Summer Nuclear Station (Summer Station), would be approximately $52.9 million per incident, but not more than
             $6.7   million per year.

             SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive
             premium assessment would not exceed $5.1   million.

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

             B.  Environmental

             The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $29 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

                     In September 1992, the Environmental Protection Agency
                     (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The Potentially Responsible Parties (PRPs) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993 and the EPA conditionally approved a Remedial Investigation Report in March 1997. Although SCE&G is continuing to investigate cost-effective clean-up methodologies, further work is pending EPA approval of the final draft of the Remedial Investigation Report.

                     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct a 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin in 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

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

10
PAGE 11

Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations.


                          SCANA CORPORATION
                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations (6) growth opportunities for the Company's regulated and diversified subsidiaries, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company's utility subsidiaries,
(10) performance of the telecommunications companies in which the Company has made significant investments, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

Competition

     The electric utility industry has begun a major transition that could lead to expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenue is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

     The Company is aggressively pursuing actions to position itself strategically for the transformed environment. To enhance its flexibility and responsiveness to change, the Company's electric and gas utility, SCE&G, operates Strategic Business Units. Maintaining a competitive cost structure is of paramount importance in the utility's strategic plan. SCE&G has undertaken a variety of initiatives, including reductions in operation and maintenance costs and in staffing levels and the accelerated recovery of SCE&G's electric regulatory assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. Significant new customer and management information systems will be implemented in 1998. Marketing of services to commercial and industrial customers has been increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

     Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations if a write-off is required to be recorded. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $242 million and $74 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $58 million, respectively, on its balance sheet at March 31, 1998.

     The Company's generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of March 31, 1998, the Company's net investment in fossil\hydroelectric generation and nuclear generation assets was $1,160.4 million and $647.7 million, respectively.

    Material Changes in Capital Resources and Liquidity
                     Since December 31, 1997

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

     On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0
million annually, or .87%, was implemented in January 1997.   The
PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, SCE&G, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. See "Results of Operations - Earnings and Dividends." The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling by July 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the three months ended March 31, 1998 and 1997:


                                                    Three Months Ended
                                                         March 31,
                                                    1998          1997
                                                   (Millions of Dollars)

Net cash provided from operating activities         $132          $101
Net cash used for financing activities               (48)          (12)
Cash provided from sale of subsidiary assets           -             8
Cash and temporary cash investments available
  at the beginning of the period                      60            17

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                         $144          $114

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                      $ 87          $ 41

Funds used for nonutility property
  additions                                         $  7          $ 12

     On January 10, 1997 SCANA closed on unsecured bank loans totaling $60 million due January 9, 1998, and used the proceeds to pay off a loan in a like total amount. On January 13, 1998 SCANA refinanced the loans with $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%.

     On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G is paying the City $26 million over a four-year period (1996- 1999). As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

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

      SCI owns approximately 4.5 million common shares, representing approximately 17% of Powertel common stock and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel, a publicly-traded telecommunications company which owns and operates personal communications services (PCS) systems in several major markets in the Southeast. The costs of such investments are approximately $66.7 million, $75.1 million and $22.5 million, respectively.

     SCI owns 774,616 shares, representing approximately 9.3% of ITC common stock and 645,153 series A convertible preferred shares of ITC. The costs of these investments are approximately $7.1 million and $8.9 million, respectively.

     SCI owns approximately 1,777,919 shares, representing approximately 7.4%, of ITCD common stock, and 1,480,771 shares of series A preferred stock of ITCD convertible in March 2002 into 1,486,440 shares of ITCD common stock. The costs of such investments are approximately $9.0 million and $11.2 million, respectively.

     SCI owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one Warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. In addition to the acquisition of the Knology units, SCI invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology has agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share.

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

     The Company anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds, the sales of additional equity securities and medium-term notes and the incurrence of additional short-term and long-term indebtedness.
The timing and amount of such financing will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended March 31, 1998 was 3.80.

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all system software and equipment with embedded processors are date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. Reporting to the committee are a group of full time project managers who are responsible for addressing year 2000 issues and coordinating the required assessment and remediation efforts.

     The Company has completed an initial inventory of impacted information systems applications, operating software, hardware and embedded processors. A risk prioritization of these systems was completed to determine the Company's critical systems. The Company has begun the assessment process to determine which systems have year 2000 compliance issues. All required remediation efforts on critical systems are expected to be completed by mid-1999. The cost of the project is not expected to have a material impact on the results of operations, financial position or cash flows of the Company.

     In particular, with regard to the evaluation and remediation of the year 2000 issue at Summer Station, the Company is closely cooperating with other utility companies, including utilities in the southeast, that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year 2000 issue. The extent to which significant customers have resolved the year 2000 issue, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the results of operations, financial position or cash flows of the Company.

                         SCANA CORPORATION
                       Results of Operations
             For the Three Months ended March 31, 1998
          As Compared to the Corresponding Periods in 1997

Earnings and Dividends

     Net income for the three months ended March 31, 1998 increased approximately $6.7 million when compared to the corresponding period in 1997. Higher electric and gas margins were partially offset by increased operating and maintenance expenses and lower earnings from non-regulated businesses. Net income for the current period includes a one-time, after-tax adjustment to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates is a result of a reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

     Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaling $94.5 million and $43.9 million for the three months ended March 31, 1998 and 1997, respectively, includes net income and unrealized gains/losses on securities available for sale.

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the three months ended March 31, 1998 and 1997.

     On February 17, 1998 the Company's Board of Directors declared a quarterly dividend on common stock of 38 1/2 cents per share, for the quarter ended March 31, 1998. The dividend was paid on April 1, 1998 to common stockholders of record on March 10, 1998.

     On April 23, 1998 the Company's Board of Directors declared a quarterly dividend on common stock of 38 1/2 cents per share for the quarter ended June 30, 1998. The dividend is payable on July
1, 1998 to common stockholders of record on June 10, 1998.

Sales Margins

     The change in the electric sales margin for the three months ended March 31, 1998, when compared to the corresponding period in 1997, was as follows:


                                                          Three Months
                                                       Change    % Change
                                                      (Millions)

Electric operating revenues                              $16.8       6.6
Less:  Fuel used in electric
         generation                                        5.0       9.1
       Purchased power                                     1.0     144.0
Margin                                                   $10.8       5.5
     The electric sales margin increased for the three months ended March 31, 1998 when compared to the corresponding period of 1997 primarily as a result of colder weather and customer growth.

     The change in the gas sales margin for the three months ended March 31, 1998, when compared to the corresponding period in 1997, were as follows:


                                                            Three Months
                                                          Change    % Change
                                                        (Millions)

Gas operating revenues                                    $4.7          3.6
Less:  Gas purchased for resale                            0.2          0.3
Margin                                                    $4.5          9.0


     The gas sales margin increased for the three months ended March 31, 1998, when compared to the corresponding period in 1997 primarily as a result of colder weather, increased sales to industrial interruptible customers attributable to fewer curtailments and increased negotiated distribution contract markups.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1998, when compared to the corresponding period in 1997, are presented in the following table:


                                                              Three Months
                                                          Change    % Change
                                                       (Millions)

Other operation and maintenance                           $ 8.0        11.3
Depreciation and amortization                              (8.4)      (22.0)
Income taxes                                                5.7        18.5
Total                                                     $ 5.3         3.3

     Other operation and maintenance expenses for the three months ended March 31, 1998 increased from 1997 levels primarily as a result of increases in maintenance costs at electric generating plants and other operating costs. The decrease in depreciation and amortization expenses for the period reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The change in income tax expense reflects changes in operating income.

Other Income
     Other income, net of income taxes, for the three months ended March 31, 1998 decreased approximately $3.4 million when compared to the corresponding period of 1997, reflecting the sale of substantially all the assets of SCANA Petroleum Resources, Inc., which had contributed approximately $3.4 million to first quarter 1997 earnings.

Item 3.   Quantitative and Qualitative Disclosure About Market
          Risk

                     With regard to the market risk information disclosed in the Company's Annual Report on Form 10-K at December 31, 1997 there have been no material changes in market risk exposure related to interest rate risk.

                     With regard to equity price risk, investments in telecommunications companies' equity securities are carried at $284.3 million at March 31, 1998, in accordance with Statement of Financial Accounting Standards No. 115. A ten percent decline in market value would result in a $28.4 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains.


                                       PART II
                                  OTHER INFORMATION

Item 1.   Legal Proceedings

                     For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, Note 2 "Rate Matters" and Note 4 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

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



                                   SCANA CORPORATION
                                     (Registrant)




May 14, 1998               By:  s/K. B. Marsh
                                K. B. Marsh, Senior Vice President,
                                Chief Financial Officer and
                                Controller
                                (Principal financial officer)

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

       B. Articles of Amendment dated April 27, 1995
          (Exhibit 4-B to Registration Statement No.
          33-62421)...............................................   #

       C. Copy of By-Laws of SCANA Corporation as revised
          and amended on December 17, 1997 (Exhibit 3-C to
          Form 10-K for the year ended December 31, 1997).........   #

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

                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
                                                                 Pages
Number
      August 15, 1991    Exhibit 4-D to Registration No. 33-49421
      April 1, 1993      Exhibit 4-E to Registration No. 33-49421
      July 1, 1993       Exhibit 4-D to Registration No. 33-57955
       F. Indenture dated as of April 1, 1993 from
          South Carolina Electric & Gas Company to
          NationsBank of Georgia, National Association
          (Filed as Exhibit 4-F to Registration Statement
          No. 33-49421)...........................................   #
       G. First Supplemental Indenture to Indenture
          referred to in Exhibit 4-F dated as of June 1, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-49421)...........................................   #
       H. Second Supplemental Indenture to Indenture
          referred to in Exhibit 4-F dated as of June 15, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-57955)...........................................   #
       I. Trust Agreement for SCE&G Trust I  (Filed as
          Exhibit 4-I to Form 10-K for the year ended
          December 31, 1997)......................................   #
       J. Certificate of Trust for SCE&G Trust I (Filed as
          Exhibit 4-J to Form 10-K for the year ended
          December 31, 1997)......................................   #
       K. Junior Subordinated Indenture for SCE&G Trust I
          (Filed as Exhibit 4-K to Form 10-K for the year
          ended December 31, 1997)................................   #
       L. Guarantee Agreement for SCE&G Trust I
          (Filed as Exhibit 4-L to Form 10-K for the year
          ended December 31, 1997)................................   #
       M. Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed as Exhibit 4-M to Form 10-K for the year
          ended December 31, 1997)................................   #

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