Form 10-Q
period 1998-06-30
SCANA CORP
filed 1998-08-13
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, DC 20549


                                 FORM 10-Q

(Mark One)

 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the quarterly period ended   June 30, 1998

                                         OR

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


             For the transition period from                 to


                          Commission file number 1-8809

                                 SCANA Corporation
             (Exact name of registrant as specified in its charter)

      South Carolina                             57-0784499
(State or other jurisdiction of              (I.R.S. Employer
 incorporation or organization)               Identification No.)

 1426 Main Street, Columbia, South Carolina          29201
(Address of principal executive offices)           (Zip Code)

Registrant's telephone number, including area code (803)  217-9000


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

   105,664,513  Common Shares, without par value, as of June 30, 1998

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of June 30, 1998
              and December 31, 1997.....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended June 30, 1998 and 1997..............   5

              Consolidated Statements of Cash Flows for the Periods
              Ended June 30, 1998 and 1997..............................   6

              Notes to Consolidated Financial Statements................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  12

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.  17


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................  17

     Item 4.  Submission of Matters to a Vote of Security-Holders.......  17

     Item 6.  Exhibits and Reports on Form 8-K..........................  18




     Signatures.........................................................  19

     Exhibit Index......................................................  20


                                            PART I
                                    FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of June 30, 1998 and December 31, 1997
                                         (Unaudited)

                                                                 June 30,     December 31,
                                                                   1998           1997
                                                                  (Millions of Dollars)
ASSETS
Utility Plant:
  Electric...................................................      $4,303         $4,292
  Gas........................................................         582            580
  Other......................................................          86             84
    Total....................................................       4,971          4,956
  Less accumulated depreciation and amortization.............       1,679          1,619
    Total....................................................       3,292          3,337
  Construction work in progress..............................         331            234
  Nuclear fuel, net of accumulated amortization..............          44             53
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................          24             24
       Utility Plant, Net....................................       3,691          3,648

Nonutility Property and Investments, net of
  accumulated depreciation...................................         496            364

Current Assets:
  Cash and temporary cash investments........................          39             60
  Receivables................................................         284            248
  Inventories (at average cost):
    Fuel.....................................................          54             51
    Materials and supplies...................................          51             52
  Prepayments................................................          26             16
  Deferred income taxes......................................          23             25
       Total Current Assets..................................         477            452

Deferred Debits:
  Emission allowances........................................          31             31
  Environmental..............................................          28             32
  Nuclear plant decommissioning fund.........................          52             49
  Pension asset, net.........................................          86             82
  Other......................................................         279            274
       Total Deferred Debits.................................         476            468
                 Total.......................................      $5,140         $4,932


See notes to consolidated financial statements.




                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of June 30, 1998 and December 31, 1997
                                       (Unaudited)

                                                                  June 30,     December 31,
                                                                    1998           1997
                                                                   (Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................       1,092          1,153
    Retained earnings........................................         641            617
    Net Unrealized Holding Gain on Securities................          52             18
      Total Common Equity....................................      $1,785         $1,788
  Preferred stock (not subject to purchase or sinking funds).         106            106
     Total Stockholders' Investment............................     1,891          1,894
Preferred stock, net (subject to purchase or sinking funds)..          12             12
SCE&G Obligated Mandatorily Redeemable Preferred
    Securities of SCE&G's Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million, principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027........          50             50
Long-term debt, net..........................................       1,560          1,566
       Total Capitalization..................................       3,513          3,522

Current Liabilities:
  Short-term borrowings......................................         219             59
  Current portion of long-term debt..........................          73             73
  Accounts payable...........................................         152            131
  Customer deposits..........................................          18             18
  Taxes accrued..............................................          42             59
  Interest accrued...........................................          26             26
  Dividends declared.........................................          43             43
  Other......................................................          23             14
       Total Current Liabilities.............................         596            423

Deferred Credits:
  Deferred income taxes......................................         651            612
  Deferred investment tax credits............................          96             98
  Reserve for nuclear plant decommissioning..................          52             49
  Postretirement benefits....................................          68             61
  Other......................................................         164            167
       Total Deferred Credits................................       1,031            987
                 Total.......................................      $5,140         $4,932



See notes to consolidated financial statements.


4




<PAGE 5>

                                 SCANA CORPORATION
               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   For the Periods Ended June 30, 1998 and 1997
                                    (Unaudited)

                                                  Three Months Ended     Six Months Ended
                                                        June 30,             June 30,
                                                    1998       1997      1998        1997
                                           (Millions of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric........................................  $299       $247      $569        $500
  Gas.............................................    88         84       224         216
  Transit.........................................     -          1         1           1
      Total Operating Revenues....................   387        332       794         717


OPERATING EXPENSES:
  Fuel used in electric generation................    68         55       128         109
  Purchased power.................................    12          4        13           4
  Gas purchased for resale........................    61         55       145         138
  Other operation.................................    60         56       120         112
  Maintenance.....................................    22         21        41          36
  Depreciation and amortization...................    39         38        68          77
  Income taxes....................................    26         19        63          50
  Other taxes.....................................    25         23        51          49
      Total Operating Expenses....................   313        271       629         575

OPERATING INCOME..................................    74         61       165         142

OTHER INCOME:
  Allowance for equity funds used
    during construction...........................     2          1         4           3
  Other income, net of income taxes...............    (1)         -         2           7
      Total Other Income..........................     1          1         6          10

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS.......................    75         62       171         152

INTEREST CHARGES (CREDITS):
  Interest expense on long term debt..............    30         29        59          58
  Other interest expense..........................     2          3         4           6
  Allowance for borrowed funds used
    during construction...........................    (2)        (2)       (4)         (3)
      Total Interest Charges, Net.................    30         30        59          61

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
  ON MANDATORILY REDEEMABLE PREFERRED
  SECURITIES                                          45         32       112          91
PREFERRED DIVIDEND REQUIREMENT OF SCE&G
  - OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                 1          -         2           -

INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY.........................    44         32       110          91
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)....................    (2)        (2)       (4)         (4)
NET INCOME........................................    42         30       106          87
RETAINED EARNINGS AT BEGINNING OF PERIOD..........   640        575       617         558
COMMON STOCK CASH DIVIDENDS DECLARED..............   (41)       (41)      (82)        (81)
RETAINED EARNINGS AT END OF PERIOD................  $641       $564      $641        $564

NET INCOME........................................  $ 42       $ 30       106        $ 87
WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING (MILLIONS)...................  106.4      107.0     106.8       106.8
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK.................................  $.40       $.28     $1.00        $.81
CASH DIVIDENDS DECLARED PER SHARE OF
   COMMON STOCK...................................$.3850     $.3775    $.7700      $.7550

See notes to consolidated financial statements.



                                SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended June 30, 1998 and 1997
                                     (Unaudited)
                                                                Six Months Ended
                                                                    June 30,
                                                              1998            1997
                                                             (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................      $106            $ 87
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization............        72              91
    Amortization of nuclear fuel........................        10              11
    Deferred income taxes, net..........................        21               8
    Pension asset.......................................        (4)             (8)
    Postretirement benefits.............................         7               6
    Allowance for funds used during construction........        (8)             (6)
    Over (under) collections, fuel adjustment clauses...         9              16
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables.................       (36)             32
     (Increase) decrease in inventories.................        (2)             10
     (Increase) decrease in prepayments.................       (10)             (8)
     Increase (decrease) in accounts payable............        21             (46)
     Increase (decrease) in taxes accrued...............       (17)            (16)
    Other, net..........................................        (7)              -
Net Cash Provided From Operating Activities.............       162             177

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC............................      (108)            (98)
  Increase in other property and investments............       (82)            (41)
  Sale of subsidiary assets.............................         -               8
Net Cash Used For Investing Activities..................      (190)           (131)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.........................        60              25
    Issuance of common stock............................         -              25
    Issuance of preferred stock.........................         -              99
  Repayments:
    Notes and loans.....................................       (60)            (15)
    Other long-term debt................................         -              (4)
    Preferred stock.....................................         -              (2)
    Repurchase of common stock..........................       (61)              -
  Dividend payments:
    Common stock........................................       (81)            (79)
    Preferred stock of subsidiary.......................        (4)             (3)
  Short-term borrowings, net............................       160             (91)
  Fuel and emission allowance financings, net...........        (7)              2
Net Cash Provided (Used) For Financing Activities.......         7             (43)

NET INCREASE (DECREASE) IN CASH AND TEMPORARY
CASH INVESTMENTS........................................       (21)              3
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1........        60              17
CASH AND TEMPORARY CASH INVESTMENTS AT JUNE 30 .........      $ 39            $ 20

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $4 and $3)...............      $ 62            $ 62
                - Income taxes..........................        30              31

  Noncash investing activities
                - Unrealized gain (loss) on securities
                   available for sale (net of tax)......        34              (3)

See notes to consolidated financial statements.


                    SCANA CORPORATION
          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      June 30, 1998
                       (Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1997. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

             A.  Basis of Accounting

             The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 1998, approximately $238 million and $73 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $124 million and $58 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $77 million and $35 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $31 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

             B.  Comprehensive Income

             The Company has adopted the provisions of Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income, which is effective for fiscal years beginning after December 15, 1997. The statement requires the disclosure of the components of comprehensive income for each period for which consolidated statements of income and retained earnings are presented. Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $45.4 million and $140.0 million for the three and six months ended June 30, 1998, respectively, and $40.3 million and $84.2 million for the same periods in 1997. For each period, comprehensive income included net income and unrealized gains/losses on securities available for sale.

             C.  Reclassifications

             Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

             2.     RATE MATTERS

             On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, SCE&G, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates.
             The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling during 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The Federal Energy Regulatory Commission (FERC) had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

3.           RETAINED EARNINGS:

             The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of South Carolina Electric & Gas Company (SCE&G) and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 1998 approximately $23.5 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

4.           INVESTMENTS IN EQUITY SECURITIES:

             SCANA Communications, Inc. (SCI) owns approximately 4.5
             million common shares, representing approximately 17% of the total common shares of Powertel, Inc. (Powertel), a publicly traded telecommunications company which owns and operates personal communications services (PCS) systems in several major markets in the Southeast and an affiliate of ITC Holding Company, Inc. (ITC). The cost of this investment is approximately $66.7 million. Common shares were initially recorded at $14.85 per share, and closed at $18 1/2 on June 30, 1998, resulting in a pre-tax holding gain of $16.4 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owns 100,000 non-voting series B, 50,000 non-voting series D, and 50,000 non-voting series E 6.5% convertible preferred shares of Powertel. The costs of such investments are approximately $75.1 million, $22.5 million and $75 million, respectively. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately $4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $179.8 million at June 30, 1998, resulting in an unrecorded pre-tax holding gain of $7.2 million.

             SCI owns 3,555,838 common shares (after giving effect to the two-for-one stock split announced July 29, 1998) of ITC Delta^Com, Inc. (ITCD), a Georgia-based telecommunications company and an affiliate of ITC. The cost of this investment is approximately $9.0 million. ITCD common stock closed at $42.73  per share  on  June 30, 1998, resulting  in  a  pre-
             tax unrealized holding gain of $67.0 million. The after-tax amount of such gain is included in the balance sheet as a
             component of "Common Equity."   In addition, SCI owns 1,480,771
             shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock (after giving effect to the two-for-one stock split).
             The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $63.3 million at June 30, 1998, resulting in an unrecorded pre-tax holding gain of $52.1 million.

             At June 30, 1998 SCI owned 71,050 units of Knology Holdings, Inc. (Knology), an affiliate of ITC. Each unit consists of one 11.875% Senior Discount Note due 2007 and one Warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. In addition, SCI invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share. Effective July 31, 1998 SCI sold its preferred stock in Knology to ITC. The sales price of each share was $1,600 payable in shares of ITC series B convertible preferred stock and $100 in cash.

             At June 30, 1998 SCI owned 774,616 common shares and 645,153 series A convertible preferred shares of ITC. The costs of these investments are approximately $7.1 million and $8.9 million, respectively. The market value of these investments is not readily determinable. Effective July 31, 1998, as a result of the sale of its investment in Knology preferred stock, SCI received 133,664 series B convertible preferred shares of ITC.

5.           CONTINGENCIES:

             With respect to commitments at June 30, 1998, reference is made to Note 10 to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Contingencies at June 30, 1998 are as follows:

             A.  Nuclear Insurance

             The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.9 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of V.
             C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

             SCE&G currently maintains policies (for itself and on behalf of the PSA) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive
             premium assessment would not exceed $6.1   million.

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

             B.  Environmental

             The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated an estimate is made of the amount of expenditures, if any, necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $28 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the costs estimated to be associated with the matters discussed below.

                     In September 1992, the Environmental Protection Agency
                     (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added before cleanup is initiated. The Potentially Responsible Parties (PRPs) have agreed with the EPA to participate in an innovative approach to site investigation and cleanup called "Superfund Accelerated Cleanup Model," allowing the pre-cleanup site investigation process to be compressed significantly. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility
                     Study Report in June 1998.   A Record of Decision, which
                     outlines the EPA and PRP's agreement as to the extent each PRP is responsible for site contamination and the level to which the site must be remediated, has not been issued. However, in July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. Accordingly, SCE&G is scheduled to begin soil excavation in August 1998. In addition, SCE&G is continuing to investigate cost-effective clean up methodologies.

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

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.


                       SCANA CORPORATION
              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

     The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and
Results of Operations appearing in SCANA  Corporation's (the
Company) Annual Report on Form 10-K for the year ended December 31,
1997.

     Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) growth opportunities for the Company's regulated and diversified subsidiaries, (7) the results of financing efforts,
(8) changes in the Company's accounting policies, (9) weather conditions in areas served by the Company's utility subsidiaries,
(10) performance of the telecommunications companies in which the Company has made significant investments, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

   Material Changes in Capital Resources and Liquidity
                  Since December 31, 1997

Liquidity and Capital Resources

     On January 9, 1996 the PSC issued an order which, among other things, authorized SCE&G to earn a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, SCE&G, the PSC and the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. See "Results of Operations - Earnings and Dividends." The remaining intervenor continues to contest establishment of the Storm Damage Reserve Account and the authorized return on common equity. The Supreme Court heard the case in April 1998 and is expected to issue a ruling during 1998. While the outcome of this proceeding is uncertain, the Company does not believe that any significant adverse change in the rate order is likely. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following table summarizes how the Company generated funds for its property acquisitions and utility property additions and construction expenditures during the six months ended June 30, 1998 and 1997:


                                                     Six Months Ended
                                                         June 30,
                                                    1998          1997
                                                   (Millions of Dollars)

Net cash provided from operating activities         $162          $177
Net cash provided (used) for financing
  activities                                           7           (43)
Cash provided from sale of subsidiary assets           -             8
Cash and temporary cash investments available
  at the beginning of the period                      60            17

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                         $229          $159

Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                      $108          $ 98

Funds used for nonutility property
  additions and investments                         $ 82          $ 41

     On January 10, 1997 SCANA closed on unsecured bank loans totaling $60 million due January 9, 1998, and used the proceeds to pay off a loan in a like total amount. On January 13, 1998 SCANA refinanced the loans with $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%.

     On July 8, 1998 SCANA issued $75 million of medium-term notes having an annual interest rate of 6.25% and maturing on July 8, 2003. These funds were used to finance an additional investment of $75 million in Powertel.

     The Environmental Protection Agency has proposed new regulations relating to nitrogen oxide emissions which, if enacted in their present form, could have a material adverse effect on the results of operations, cash flows and financial position of the Company.

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

    On June 23, 1998 SCI purchased for $75 million 50,000 shares of non-voting 6.5% series E convertible preferred stock of Powertel. In addition, SCI owns approximately 4.5 million common shares, representing approximately 17% of the total Powertel common shares and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel. The costs of such investments are approximately $66.7 million, $75.1 million and $22.5 million, respectively.

     SCI owns 3,555,838 shares (after giving effect to the two-for-one stock split announced July 29, 1998), representing approximately 6.9%, of ITCD common stock, and 1,480,771 shares of series A preferred stock of ITCD convertible in March 2002 into 2,691,542 shares of ITCD common stock (after giving effect to the two-for-one stock split). The costs of such investments are approximately $9.0 million and $11.2 million, respectively.

     At June 30, 1998 SCI owned 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one Warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. In addition, SCI invested $5.3 million to purchase 3,639 shares of preferred stock of Knology and Knology agreed to issue to SCI warrants to purchase 753 shares of preferred stock at $1,500 per share. Effective July 31, 1998 SCI sold its preferred stock in Knology to ITC. The sales price of each share was $1,600 payable in shares of ITC series B convertible preferred stock and $100 in cash.

     At June 30, 1998 SCI owned 774,616 shares, representing approximately 9.3% of ITC common stock and 645,153 series A convertible preferred shares of ITC. The costs of these investments are approximately $7.1 million and $8.9 million, respectively. In addition, as a result of the sale of its investment in Knology preferred stock, SCI received 133,664 series B convertible preferred shares of ITC effective July 31, 1998.

     The Company anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds, the sales of medium-term notes and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended June 30, 1998 was 3.93.

     The year 2000 issue could have a material impact on the operations of the Company if required modifications and conversions are not made to ensure that all critical system software and equipment with embedded processors are date code compliant. The Company has formed a steering committee to direct the resolution of this major issue. The steering committee, which reports to the senior officers of the Company and to the board of directors, is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. A Year 2000 Project Office, made up of nine full time project managers plus support personnel is responsible for addressing year 2000 issues and coordinating the required assessment and remediation efforts. The Year 2000 Project Office reports directly to the Steering Committee.

     The Company has completed an initial inventory of impacted information systems applications, operating software, hardware and embedded processors. A risk prioritization of these systems was completed to determine the Company's critical systems. The assessment process to determine which systems have year 2000 compliance issues is well underway. Remediation efforts on critical systems have begun and are expected to be completed by mid-1999. The Company has identified and assigned key employees to develop year 2000 contingency plans. The cost of the project is not expected to have a material impact on the results of operations, cash flows and financial position of the Company.

     In particular, with regard to the evaluation and remediation of the year 2000 issue at V. C. Summer Nuclear Station, the Company is cooperating closely with other utilities, including utilities in the southeast, that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of year 2000 issues.

     The Company is communicating with all of its significant suppliers to determine the extent to which the Company is vulnerable to those suppliers' failure to remediate their own year 2000 issues. The extent to which significant customers have resolved the year 2000 issues, and the resulting impact on the demand for the Company's products, is not determinable. There can be no guarantee that the systems of other companies on which the Company's systems rely will be timely converted. A failure to convert by another company, or a conversion that is incompatible with the Company's systems, could have a material adverse effect on the results of operations, cash flows and financial position of the Company.

                       SCANA CORPORATION
                     Results of Operations
          For the Three and Six Months ended June 30, 1998
          As Compared to the Corresponding Periods in 1997

Earnings and Dividends

     Net  income for the three and six months ended June 30, 1998
increased approximately $12.8  million  and $19.4   million,
respectively, when compared to the corresponding periods in 1997. Higher electric margins were partially offset by increased operating and maintenance expenses and lower earnings from non-regulated businesses. Net income for the six months ended June 30, 1998 includes a one-time, after-tax adjustment to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 5% of income before income taxes for the six months ended June 30, 1998 and 1997, respectively.

     On February 17, 1998 the Company's Board of Directors declared a quarterly dividend on common stock of 38 1/2 cents per share, for the quarter ended March 31, 1998. The dividend was paid on April 1, 1998 to common stockholders of record on March 10, 1998.

     On April 23, 1998 the Company's Board of Directors declared a quarterly dividend on common stock of 38 1/2 cents per share for the quarter ended June 30, 1998. The dividend was paid on July 1, 1998 to common stockholders of record on June 10, 1998.

Sales Margins

     Changes in the electric sales margin for the three and six months ended June 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                   Three Months           Six Months
                                Change     % Change    Change    % Change
                               (Millions)             (Millions)

Electric operating revenues       $51.8      21.0        $68.6      13.7
Less:  Fuel used in electric
         generation                13.4      24.3         18.3      16.8
       Purchased power              7.8     202.6          8.8     194.0
Margin                            $30.6      16.2        $41.5      10.7
     The electric sales margin increased for the three and six months ended June 30, 1998 when compared to the corresponding periods of 1997 primarily as a result of more favorable weather and customer growth.

     Changes in the gas sales margin for the three and six months ended June 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                       Three Months          Six Months
                                    Change    % Change    Change    % Change
                                  (Millions)            (Millions)

Gas operating revenues            $ 3.5         4.1       $8.2       3.8
Less:  Gas purchased for resale     6.3        11.3        6.5       4.7
Margin                            $(2.8)       (9.7)      $1.7       2.1


     The gas sales margin decreased for the three months ended June 30, 1998, when compared to the corresponding period in 1997 primarily due to increased competitiveness of alternative fuels. The year to date margin reflects an increase when compared to the same period in 1997 primarily as a result of colder weather and increased sales to industrial interruptible customers attributable to fewer curtailments in the first quarter.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and six months ended June 30, 1998, when compared to the corresponding periods in 1997, are presented in the following table:


                                       Three Months          Six Months
                                    Change    % Change     Change   % Change
                                  (Millions)             (Millions)

Other operation and maintenance    $ 5.0        6.6       $13.1       8.9
Depreciation and amortization        0.4        1.0        (8.0)    (10.5)
Income taxes                         7.0       36.9        12.7      25.5
Other taxes                          2.4       10.5         2.5       5.2
Total                              $14.8        9.4       $20.3       6.3

     Other operation and maintenance expenses for the three and six months ended June 30, 1998 increased from 1997 levels primarily as a result of increases in costs at electric generating plants and various operating costs. The decrease in depreciation and amortization expenses for the six months ended June 30, 1998 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income tax expense primarily reflect changes in operating income. The increase in other taxes for the periods primarily results from increases in property taxes.

Other Income

     Other income, net of income taxes, for the three and six months ended June 30, 1998 decreased approximately $1.2 million and $4.6 million, respectively when compared to the corresponding periods of 1997. These decreases are primarily attributable to losses from energy marketing activities as a result of decreased gas margins, volatility in power markets related to unusually hot weather and startup costs in new markets. Additionally, SCANA Petroleum Resources, Inc., which had contributed approximately $3.4 million to first quarter 1997 earnings, sold substantially all of its assets in the fourth quarter of 1997.

Item 3.   Quantitative and Qualitative Disclosure About Market
          Risk

             With regard to the market risk information disclosed in the Company's Annual Report on Form 10-K at December 31, 1997 there have been no material changes in market risk exposure related to interest rate risk.

             With regard to equity price risk, investments in telecommunications companies' equity securities are carried at
             $364.3   million at June 30, 1998, in accordance with Statement
             of Financial Accounting Standards No. 115. A ten percent decline in market value would result in a $36.4 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains.

                                  PART II
                              OTHER INFORMATION

Item 1.   Legal Proceedings

                     For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997, and
                     Note 5 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-
Q.

Items 2, 3 and 5 are not applicable.


Item 4.    Submission of Matters to a Vote of Security-Holders

           The Annual Meeting of Shareholders of SCANA Common Stock (No Par Value) was held on April 23, 1998. The following matters were voted upon at the meeting.

           1 and 2. To elect seven (7) directors for the terms specified in the Proxy Statement.

                            Number of       Number of Shares      Total
                          Shares Voting        Voting to          Shares
Nominee                       For          Withhold Authority     Voted

James A. Bennett           94,578,561           1,836,102       96,414,663
Maceo K. Sloan             94,593,209           1,821,454       96,414,663
William B. Bookhart, Jr.   95,079,956           1,334,707       96,414,663
Elaine T. Freeman          95,017,421           1,397,242       96,414,663
W. Hayne Hipp              95,065,751           1,348,912       96,414,663
F. Creighton McMaster      95,039,000           1,375,663       96,414,663
John B. Rhodes             95,025,761           1,388,902       96,414,663

           3. To approve the appointment of Deloitte & Touche LLP as independent accountants for the Corporation.

                                                  Number
                                                    of
                                                  Shares


                             FOR                  95,793,042
                             AGAINST                 316,567
                             ABSTAIN                 305,054
                             TOTAL                96,414,663

               Percent of FOR votes of those shares actually voting for this
               proposal:    99.4%

               4.  To approve change in SCANA PERFORMANCE SHARE PLAN.

                                                  Number
                                                    of
                                                  Shares

                             FOR                  91,596,037
                             AGAINST               3,437,705
                             ABSTAIN               1,380,921
                             TOTAL                96,414,663

               Percent of FOR votes of those shares actually voting for this
               proposal:    95.2%

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



                              SCANA CORPORATION
                                 (Registrant)




August 13, 1998          By:  s/K. B. Marsh
                              K. B. Marsh, Senior Vice President,
                              Chief Financial Officer and
                              Controller
                              (Principal financial officer)

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