Form 10-Q
period 1998-09-30
SCANA CORP
filed 1998-11-13
CIK 754737

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                    FORM 10-Q

(Mark One)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---  ACT OF 1934


     For the quarterly period ended              September 30, 1998
                                    -------------------------------------------

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

     103,572,623  Common  Shares,  without  par  value,  as of  September  30,
1998

                            SCANA CORPORATION

                                 INDEX


PART I.  FINANCIAL INFORMATION                                           Page

     Item 1.  Financial Statements

              Consolidated Balance Sheets as of September 30, 1998
              and December 31, 1997.....................................   3

              Consolidated Statements of Income and Retained Earnings
              for the Periods Ended September 30, 1998 and 1997.........   5

              Consolidated Statements of Cash Flows for the Periods
              Ended September 30, 1998 and 1997.........................   6

              Notes to Consolidated Financial Statements................   7

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................  12

     Item 3.  Quantitative and Qualitative Disclosure About Market Risk.  19


PART II.  OTHER INFORMATION

     Item 1.  Legal Proceedings.........................................  19

     Item 6.  Exhibits and Reports on Form 8-K..........................  19

     Signatures.........................................................  20

     Exhibit Index......................................................  21

                                    PART I
                              FINANCIAL INFORMATION


Item 1.  Financial Statements.


                                      SCANA CORPORATION
                                 CONSOLIDATED BALANCE SHEETS
                         As of September 30, 1998 and December 31, 1997
                                         (Unaudited)

                                                               September 30,   December 31,
                                                                   1998           1997
                                                                  (Millions of Dollars)
ASSETS
Utility Plant:
  Electric...................................................      $4,307         $4,292
  Gas........................................................         584            580
  Other......................................................          86             84
                                                                   ------         ------
    Total....................................................       4,977          4,956
  Less accumulated depreciation and amortization.............       1,701          1,619
                                                                   ------         ------
    Total....................................................       3,276          3,337
  Construction work in progress..............................         360            234
  Nuclear fuel, net of accumulated amortization..............          43             53
  Acquisition adjustment-gas, net of accumulated
    amortization.............................................          24             24
                                                                   ------         ------
       Utility Plant, Net....................................       3,703          3,648
                                                                   ------         ------

Nonutility Property and Investments, net of
  accumulated depreciation...................................         474            364
                                                                   ------         ------
Current Assets:
  Cash and temporary cash investments........................          52             60
  Receivables................................................         283            248
  Inventories (at average cost):
    Fuel.....................................................          48             51
    Materials and supplies...................................          51             52
  Prepayments................................................          22             16
  Deferred income taxes......................................          22             25
                                                                   ------         ------
       Total Current Assets..................................         478            452
                                                                   ------         ------

Deferred Debits:
  Emission allowances........................................          31             31
  Environmental..............................................          28             32
  Nuclear plant decommissioning fund.........................          54             49
  Pension asset, net.........................................         100             82
  Other......................................................         278            274
                                                                   ------         ------
       Total Deferred Debits.................................         491            468
                                                                   ------         ------
                 Total.......................................      $5,146         $4,932
                                                                   ======         ======


See notes to consolidated financial statements.


PAGE 4

                                     SCANA CORPORATION
                                CONSOLIDATED BALANCE SHEETS
                       As of September 30, 1998 and December 31, 1997
                                       (Unaudited)

                                                                September 30,   December 31,
                                                                    1998           1997
                                                                   (Millions of Dollars)
CAPITALIZATION AND LIABILITIES
Stockholders' Investment:
  Common Equity:
    Common stock (without par value).........................      $1,043         $1,153
    Retained earnings........................................         687            617
    Net Unrealized Holding Gain on Securities................          37             18
                                                                   ------         ------
      Total Common Equity....................................       1,767          1,788
  Preferred stock (not subject to purchase or sinking funds).         106            106
                                                                   ------         ------
     Total Stockholders' Investment............................     1,873          1,894
Preferred stock, net (subject to purchase or sinking funds)..          11             12
SCE&G  Obligated   Mandatorily   Redeemable   Preferred  Securities  of  SCE&G's
    Subsidiary  Trust,  SCE&G Trust I,  holding  solely $50  million,  principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027........          50             50
Long-term debt, net..........................................       1,583          1,566
                                                                   ------         ------
       Total Capitalization..................................       3,517          3,522
                                                                   ------         ------

Current Liabilities:
  Short-term borrowings......................................         181             59
  Current portion of long-term debt..........................          77             73
  Accounts payable...........................................         144            131
  Customer deposits..........................................          18             18
  Taxes accrued..............................................          87             59
  Interest accrued...........................................          34             26
  Dividends declared.........................................          42             43
  Other......................................................          10             14
                                                                   ------         ------
       Total Current Liabilities.............................         593            423
                                                                   ------         ------

Deferred Credits:
  Deferred income taxes......................................         638            612
  Deferred investment tax credits............................          95             98
  Reserve for nuclear plant decommissioning..................          54             49
  Postretirement benefits....................................          83             61
  Other......................................................         166            167
                                                                   ------         ------
       Total Deferred Credits................................       1,036            987
                                                                   ------         ------
                 Total.......................................      $5,146         $4,932
                                                                   ======         ======


See notes to consolidated financial statements.


PAGE 5
                                 SCANA CORPORATION

               CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                   For the Periods Ended September 30, 1998 and 1997
                                    (Unaudited)

                                                  Three Months Ended    Nine months Ended
                                                     September 30,         September 30,
                                                    1998       1997      1998        1997
                                              (Millions of Dollars, Except Per Share Amounts)

OPERATING REVENUES:
  Electric........................................  $393       $340      $  962    $  841
  Gas.............................................    81         78         305       294
  Transit.........................................     -          1           1         1
                                                    ----       ----      ------    ------
      Total Operating Revenues....................   474        419       1,268     1,136
                                                    ----       ----      ------    ------
OPERATING EXPENSES:
  Fuel used in electric generation................    84         76         212       185
  Purchased power.................................     9          3          22         7
  Gas purchased for resale........................    54         54         199       192
  Other operation.................................    66         62         186       174
  Maintenance.....................................    21         16          62        52
  Depreciation and amortization...................    39         38         107       115
  Income taxes....................................    55         44         117        94
  Other taxes.....................................    26         25          78        74
                                                    ----       ----      ------    ------
      Total Operating Expenses....................   354        318         983       893
                                                    ----       ----      ------    ------

OPERATING INCOME..................................   120        101         285       243
                                                    ----       ----      ------    ------

OTHER INCOME:
  Allowance for equity funds used
    during construction...........................     2          2           6         5
  Other income, net of income taxes...............    (1)         5           1        12
                                                    ----       ----      ------    ------
      Total Other Income..........................     1          7           7        17
                                                    ----       ----      ------    ------

INCOME BEFORE INTEREST CHARGES AND
  PREFERRED STOCK DIVIDENDS.......................   121        108         292       260
                                                    ----       ----      ------    ------

INTEREST CHARGES (CREDITS):
  Interest expense on long term debt..............    31         29          89        87
  Other interest expense..........................     3          3           8         9
  Allowance for borrowed funds used
    during construction...........................    (2)        (2)         (5)       (5)
                                                    ----       ----      ------    ------
      Total Interest Charges, Net.................    32         30          92        91
                                                   -----       ----      ------    ------

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
  ON MANDATORILY REDEEMABLE PREFERRED
  SECURITIES                                          89         78         200       169
PREFERRED DIVIDEND REQUIREMENT OF SCE&G
  - OBLIGATED MANDATORILY REDEEMABLE
  PREFERRED SECURITIES                                 1          -           3         -
                                                    ----       ----      ------    ------
INCOME BEFORE PREFERRED STOCK CASH
  DIVIDENDS OF SUBSIDIARY........................     88         78         197       169
PREFERRED STOCK CASH DIVIDENDS OF
  SUBSIDIARY (At stated rates)...................     (2)        (3)         (5)       (7)
                                                    ----       ----      ------    ------
NET INCOME.......................................     86         75         192       162
RETAINED EARNINGS AT BEGINNING OF PERIOD.........    641        564         617       558
COMMON STOCK CASH DIVIDENDS DECLARED.............    (40)       (41)       (122)     (122)
                                                    ----       ----      ------    ------
RETAINED EARNINGS AT END OF PERIOD...............   $687       $598      $  687    $  598
                                                    ====       ====      ======    ======

NET INCOME.......................................   $ 86       $ 75      $ 192    $  162
WEIGHTED AVERAGE NUMBER OF COMMON
  SHARES OUTSTANDING (MILLIONS)..................  104.2      107.3       105.9     107.0
EARNINGS PER WEIGHTED AVERAGE SHARE
  OF COMMON STOCK................................   $.82       $.69       $1.81     $1.51
CASH DIVIDENDS DECLARED PER SHARE OF
  COMMON STOCK................................... $.3850     $.3775     $1.1550   $1.1325

See notes to consolidated financial statements.


                           SCANA CORPORATION
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                   For the Periods Ended September 30, 1998 and 1997
                                     (Unaudited)
                                                           Nine months Ended
                                                             September 30,
                                                          1998           1997
                                                          ----           ----
                                                         (Millions of Dollars)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................    $192           $162
  Adjustments to reconcile net income to net cash
  provided from operating activities:
    Depreciation, depletion and amortization..........     113            134
    Amortization of nuclear fuel......................      15             16
    Deferred income taxes, net........................      17             21
    Pension asset.....................................     (18)           (12)
    Postretirement benefits...........................      22              9
    Allowance for funds used during construction......     (12)            (9)
    Over (under) collections, fuel adjustment clauses.      (1)            10
    Changes in certain current assets and liabilities:
     (Increase) decrease in receivables...............     (35)             3
     (Increase) decrease in inventories...............       4             14
     (Increase) decrease in prepayments...............      (6)            (3)
     Increase (decrease) in accounts payable..........      13            (29)
     Increase (decrease) in taxes accrued.............      28             19
    Other, net........................................       5             19
                                                          ----           ----
Net Cash Provided From Operating Activities...........     337            354
                                                          ----           ----
CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction
    expenditures, net of AFC..........................    (161)          (168)
  Increase in other property and investments..........     (87)           (52)
  Sale of subsidiary assets...........................       -              8
                                                          ----           ----
Net Cash Used For Investing Activities................    (248)          (212)
                                                          ----           ----
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
    Issuance of notes and loans.......................     135             25
    Issuance of common stock..........................       -             30
    Issuance of preferred stock.......................       -             99
    Issuance of other long-term notes.................       -              1
  Repayments:
    First and Refunding Mortgage Bonds................     (20)           (15)
    Notes and loans...................................     (80)           (10)
    Other long-term debt..............................      (5)            (4)
    Preferred stock...................................      (1)            (3)
    Repurchase of common stock........................    (110)             -
  Dividend payments:
    Common stock......................................    (122)          (120)
    Preferred stock of subsidiary.....................      (6)            (5)
  Short-term borrowings, net..........................     122            (85)
  Fuel and emission allowance financings, net.........     (10)            (1)
                                                           ----           ----
Net Cash Used For Financing Activities................     (97)            (88)
                                                           ----            ----
NET INCREASE (DECREASE) IN CASH AND TEMPORARY
  CASH INVESTMENTS....................................      (8)             54
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1......      60              17
                                                          ----            ----
CASH AND TEMPORARY CASH INVESTMENTS AT SEPTEMBER 30...    $ 52            $ 71
                                                          ====            ====

SUPPLEMENTAL CASH FLOW INFORMATION:
  Cash paid for - Interest (includes capitalized
                   interest of $5 and $5).............    $ 87            $ 85
                - Income taxes........................      59              55

  Noncash investing activities
                - Unrealized gain (loss) on securities
                   available for sale (net of tax)....      19              11
                - City of Charleston Franchise Fee....       -              25

Exchange of interest in joint venture and certain other assets with a book value of approximately $24.4 million in exchange for preferred stock and notes of buyer in 1997.

See notes to consolidated financial statements.

                                SCANA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1998
                                   (Unaudited)

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

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 1998, approximately $230 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $124 million and $58 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $69 million and $35 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $24 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

          Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $70.5 million and $210.3 million for the three and nine months ended September 30, 1998, respectively, and $88.8 million and $173.0 million for the same periods in 1997. For each period, comprehensive income included net income and unrealized gains/losses on securities available for sale.

        C.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

        2.     RATE MATTERS

        On January 9, 1996 the PSC issued an order granting South Carolina Electric & Gas Company (SCE&G) an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. In September 1998, the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor. The Federal Energy Regulatory Commission (FERC) had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

3.      RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 1998 approximately $24.3 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.


4.      INVESTMENTS IN EQUITY SECURITIES:

     At September 30, 1998, SCANA Communications, Inc. (SCI) held the following investments in ITC Holding Company (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owns approximately 4.5 million common shares of Powertel, representing approximately 17% of the total common shares, at a cost of approximately $66.7 million. Common shares were initially recorded at $14.85 per share, and closed at $13 9/16 on September 30, 1998, resulting in a pre-tax unrealized holding loss of $5.8 million. The after-tax amount of such loss is included in the balance sheet as a component of "Common Equity." In addition, SCI owns several series of non-voting convertible preferred shares of Powertel. These investments, and their approximate cost, are as follows: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and, 50,000 series E 6.5% ($75 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $131.8 million at September 30, 1998, resulting in an unrecorded pre-tax holding loss of $40.8 million. o ITC Delta^Com, Inc. (ITCD) is a fiber optic telecommunications provider. At September 30, 1998 SCI owned 3,555,838 common shares of ITCD (after giving effect to the two-for-one stock split announced July 29, 1998) at a cost of approximately $9.0 million. ITCD common stock closed at $20.75 per share on September 30, 1998, resulting in a pre-tax unrealized holding gain of $64.8 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock (after giving effect to the two-for-one stock split). The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $61.4 million at September 30, 1998, resulting in an unrecorded pre-tax holding gain of $50.2 million.

     o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable, television, telephone and internet services. SCI owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owns an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share. Effective July 31, 1998, SCI sold all of its 3,639 shares of preferred stock in Knology to ITC. SCI's original investment in these shares was approximately $5.3 million. In exchange, SCI received 133,664 shares of ITC series B convertible preferred stock, valued at $1,600 per share, and approximately $0.4 million cash. o ITC has an ownership interest in several Southeastern communications companies. SCI owns 3,098,464 common shares (after giving effect to the four-for-one stock split on August 25, 1998), 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares on a four to one basis. The market value of these investments is not readily determinable.

5.      CONTINGENCIES:

        With respect to commitments at September 30, 1998,  reference is made to
        Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. Contingencies at September 30, 1998 are as follows:

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

        B.  Environmental

          The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessment and cleanup relate primarily to regulated operations; such amounts are deferred (approximately $28 million) and are being amortized and recovered through rates over a five-year period for electric operations and an eight-year period for gas operations. The deferral includes the estimated costs associated with the matters discussed below.

     o In September 1992, the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. A Record of Decision, which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated, has not been issued. However, in July 1998, EPA approved SCE&G's Removal Action Work Plan for soil excavation. Accordingly, SCE&G began soil excavation for Phase One of the Removal Action in August 1998, and completed field work in October 1998. The total cost for Phase One is expected to be approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two is expected to begin in November 1998, and is expected to cost approximately $2.2 million. SCE&G is continuing to investigate cost-effective cleanup methodologies.

          In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. Construction is expected to begin before the end of 1998. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost.

     o SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

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

               Material Changes in Capital Resources and Liquidity
                             Since December 31, 1997

Liquidity and Capital Resources

     On January 9, 1996 the PSC issued an order which, among other things, authorized SCE&G to earn a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was approved. The Consumer Advocate and two other intervenors appealed certain issues in the order to the South Carolina Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the South Carolina Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. See "Results of Operations - Earnings and Dividends." In September 1998, the Supreme Court affirmed the Circuit Court's ruling on the issues contested by the remaining intervenor. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction.

     The following  table  summarizes  how the Company  generated  funds for its
property   acquisitions   and  utility   property   additions  and  construction
expenditures during the nine months ended September 30, 1998 and 1997:

                                Nine Months Ended
                                  September 30,
                                                    1998          1997
--------------------------------------- --------------------------------------
                                                   (Millions of Dollars)

Net cash provided from operating activities         $337          $354
Net cash used for financing
  activities                                         (97)          (88)
Cash provided from sale of subsidiary assets           -             8
Cash and temporary cash investments available
  at the beginning of the period                      60            17
--------------------------------------- --------------------------------------

Net cash available for property acquisitions
  and utility property additions and
  construction expenditures                         $300          $291
======================================= ======================================
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                      $161          $168
======================================= ======================================
Funds used for nonutility property
  additions and investments                         $ 87          $ 52
======================================= ======================================

     On January 10, 1997, SCANA closed on unsecured bank loans totaling $60 million due January 9, 1998, and used the proceeds to pay off a loan in a like total amount. On January 13, 1998 SCANA refinanced the loans with $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%.

     On July 8, 1998, SCANA issued $75 million of medium-term notes having an annual interest rate of 6.25% and maturing on July 8, 2003. These funds were used to finance an additional investment of $75 million in Powertel.

      On October 23, 1998, SCANA issued $115 million of medium-term notes having an annual interest rate of 5.81% and maturing on October 23, 2008. These funds were used to reduce short-term debt.

     On October 29, 1998, SCANA's shelf registration statement filed with the Securities and Exchange Commission became effective, providing for the issuance of up to an additional $200 million in medium-term notes.

     On November 2, 1998, SCE&G redeemed, prior to maturity, all $30 million principal amount outstanding of its 7.25% Series First and Refunding Mortgage Bonds due January 1, 2002.

      The Company anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds, and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended September 30, 1998 was 4.03.

     The Environmental Protection Agency has proposed new regulations relating to nitrogen oxide emissions which, if enacted in their present form, could have a material adverse effect on the results of operations, cash flows and financial position of the Company.

    The Company and Westvaco each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 and it is expected to be operational by November 30, 1998. Construction financing for the facility, originally estimated at $170 million, is provided to Cogen by banks. The contractor in charge of construction is Black & Veatch Construction, Inc. (B&V). On September 10, 1998, B&V filed suit in South Carolina Circuit Court seeking approximately $35 million from Cogen. B&V alleges that it incurred construction cost overruns relating to the facility, and that the construction contract provides for its recovery of these costs. In addition to Cogen, B&V has also named Westvaco, SCE&G and the Company in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

    On June 23, 1998 SCI purchased for $75 million 50,000 shares of non-voting 6.5% series E convertible preferred stock of Powertel. In addition, SCI owns approximately 4.5 million common shares, representing approximately 17% of the total Powertel common shares, and 100,000 non-voting series B and 50,000 non-voting series D convertible preferred shares of Powertel. The costs of such investments are approximately $66.7 million, $75.1 million and $22.5 million, respectively.

    At September 30, 1998, SCI owned 3,555,838 shares (after giving effect to the two-for-one stock split announced July 29, 1998), representing approximately 6.9%, of ITCD common stock, and 1,480,771 shares of series A preferred stock of ITCD convertible in March 2002 into 2,691,542 shares of ITCD common stock (after giving effect to the two-for-one stock split). The costs of such investments were approximately $9.0 million and $11.2 million, respectively. SCI owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owns an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share. Effective July 31, 1998 SCI sold all of its preferred stock in Knology to ITC. SCI received 133,664 shares of ITC Series B convertible preferred stock, valued at $1,600 per share, and approximately $0.4 million cash.

    SCI owns 3,098,464 common shares (after giving effect to the four-for-one stock split on August 25, 1998), representing approximately 9.3% of ITC common stock and 645,153 series A convertible preferred shares of ITC. The costs of these investments are approximately $7.1 million and $8.9 million, respectively. In addition, as a result of the sale of its investment in Knology preferred stock, SCI received 133,664 series B convertible preferred shares of ITC effective July 31, 1998.

    On October 6, 1998, SCANA Energy Marketing (SEM) was one of 19 marketers authorized to market natural gas to the 1.4 million residential and commercial customers currently served by a Georgia utility. Sales to customers began on November 1, 1998. As of November 1, 1998, SEM had incurred approximately $3 million in start-up costs, which have been expensed as incurred. The level of future expenditures and startup costs is dependent on several factors that cannot be reasonably predicted. These factors include how rapidly SEM can gain market share, the intensity of competition as it develops, and the margin SEM is able to achieve on gas sales.

Year 2000 Issue

    The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of the Company if not addressed, our goal is to be Year 2000 ready. This means that before the year 2000, critical systems, equipment, applications and business relationships will have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

    In 1993, the Company began the first of several projects to replace many of its business application systems to provide increased functionality and to improve access to business information. Accordingly, the Company has implemented new general ledger, purchasing, materials inventory and accounts payable systems, and is currently implementing a new customer information system. The new customer information system is being phased into production by geographical area, and should be fully implemented by first quarter of 1999. These new systems, which comprise a significant portion of the Company's application software, are designed to be Year 2000 compliant, and therefore mitigate our overall Year 2000 exposure.

    In 1997, the Company established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts throughout the Company and its subsidiaries. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of the Company and to the board of directors. It is chaired by the chief financial officer of the Company and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.

    The Company's Year 2000 efforts encompass three projects, all reporting to the Steering Committee. The Information Technology Project covers all mainframe and client server application software, infrastructure hardware, system software, desktop computers and network equipment. The Embedded Systems Project covers all microprocessors, instrument and control devices, monitoring equipment on power lines and in substations, security and control devices, telephone systems and certain types of meters. The Procedures and External Interfaces Project covers Year 2000 procedures, documentation and communications with key suppliers, vendors, customers, financial institutions and governmental agencies.

    The Company's Year 2000 project approach involves the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.

    In the second quarter of 1998, the Company completed the inventory and the risk analysis and corporate prioritization for each of the projects. Remaining work on each of the projects is ongoing. Each of the Year 2000 projects is currently on schedule to complete all phases by July 1999.

    The Information Technology Project Team has completed the assessment process for all application software. Most of the code remediation efforts are complete and the code is being tested in an isolated Year 2000 testing environment. The assessment of all infrastructure items, desktop computers and network equipment is scheduled to be complete by the end of 1998. The Information Technology Project was approximately 40% complete through September 1998.

    The Embedded Systems Project Team, which includes approximately 20 engineers with prior experience with microprocessors, was formed, and detailed assessment, remediation and testing procedures were developed. This team is currently working closely with each of the Company's business units to complete the assessments of critical systems and equipment based on the corporate prioritization process. An Embedded Systems Audit Review Committee has been established to review all assessments for critical systems. As assessments are completed, any required remediation efforts are evaluated and implemented. The Embedded Systems Project was approximately 30% complete through September 1998.

    The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor and supplier communications. This team is coordinating communications with all significant vendors and suppliers in an attempt to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 issues. The Company has completed an initial survey of vendors and is currently evaluating the responses to those surveys. The Company is also in the process of surveying critical third party service providers to ascertain their Year 2000 readiness. The Company has developed communications materials explaining its year 2000 efforts and has initiated communications with significant customers and external groups, including the South Carolina and Georgia Public Service Commissions. The Procedures and External Interfaces Project was approximately 25% complete through September 1998.

    The Company has projected the total cost of its Year 2000 efforts to be approximately $20 million. The table below outlines the anticipated timing and breakdown of these expenditures:

----------------------------- ----------------------------- --------------------
                     Internal Costs       Out of Pocket Costs       Total Costs
--------------------------------------------------------------------------------
Remaining 1998             1.0                   2.0                   3.0
1999                       3.0                   8.0                  11.0
                          ----                  ----                  ----
Total                    $ 6.0                 $14.0                 $20.0
--------------------------------------------------------------------------------

    The cost of the project is based on Management's best estimates, which are based on assumptions regarding future events. These future events include continued availability of key resources, third parties' Year 2000 readiness and other factors. The cost of the project is not expected to have a material impact on the results of operations or on the financial position or cash flows of the Company. The costs of implementing the new business application systems referred to earlier are not included in these cost estimates.

    A failure to correct a material Year 2000 problem by the Company or by a critical third party supplier could result in an interruption in, or a failure of the Company's ability to provide energy services. At this time, the Company believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporary reduced generating capacity on the Company's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to our customers. We have no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather related outages that the Company encounters from time to time in its business today. Although the Company does not believe that this scenario will occur, the Company is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on the Company's operations, cash flow and financial position cannot be determined, we cannot guarantee that it would not be material.

    The Company has established seven business continuity planning task groups to develop Year 2000 business continuity plans. These task groups will develop plans to cover the Company's Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications, Information Technology, Procurement and Emergency Preparedness. Detailed contingency plans that are already in place to cover weather related outages, computer failures and generation outages will be the basis for our Year 2000 business continuity plans. The existing plans will be enhanced, and where necessary, new plans developed to include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios and critical system failures. The final plans will also include mitigation strategies to address our reliance on critical third party suppliers.

    The North American Electric Reliability Council (NERC) is coordinating Year 2000 efforts of the electric utility industry in the United States and contingency planning within the regional electric reliability councils. Coordination in the Company's region is through the Southeastern Electric Reliability Council (SERC). The Company's contingency planning efforts will comply with the SERC and NERC contingency planning guidelines which require draft contingency plans to be complete by December 31, 1998 and final contingency plans to be complete by June 30, 1999.

    In addition to NERC and SERC, the Company is working with the Electric Power Research Institute (EPRI) to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, the Company is closely cooperating with other utility companies that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

                                SCANA CORPORATION
                              Results of Operations
             For the Three and Nine Months ended September 30, 1998
                As Compared to the Corresponding Periods in 1997

Earnings and Dividends

     Net income for the three and nine months ended September 30, 1998 increased approximately $11 million and $30 million, respectively, when compared to the corresponding periods in 1997. Higher electric margins were partially offset by increased operating and maintenance expenses and lower earnings from non-regulated businesses. Net income for the nine months ended September 30, 1998 includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

     Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4% of income before income taxes for the nine months ended September 30, 1998 and 1997, respectively.

    The Company's Board of Directors declared the following quarterly dividends on common stock:

--------------------------------------------------------------------------------
   Declaration            Dividend              Record               Payment
       Date              Per Share               Date                 Date
--------------------------------------------------------------------------------
February 17, 1998      38 1/2 cents        March 10, 1998        April 1, 1998
  April 23, 1998       38 1/2 cents         June 10, 1998        July 1, 1998
 August 19, 1998       38 1/2 cents      September 10, 1998     October 1, 1998
 October 20, 1998      38 1/2 cents       December 10, 1998     January 1, 1999
--------------------------------------------------------------------------------

Sales Margins

     Changes in the electric sales margin for the three and nine months ended September 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                   Three Months           Nine Months
                                Change     % Change    Change    % Change
                               (Millions)             (Millions)

Electric operating revenues       $52.9       15.5       $121.5     14.5
Less:  Fuel used in electric
         generation                 8.8       11.6         27.1     14.7
       Purchased power              5.8      199.7         14.6    196.2
                                  -----                  ------
Margin                            $38.3       14.6       $ 79.8     12.3
=============================================================================

     The electric sales margin increased for the three and nine months ended September 30, 1998 when compared to the corresponding periods of 1997 primarily as a result of more favorable weather and customer growth.

     Changes in the gas sales margin for the three and nine months ended September 30, 1998, when compared to the corresponding periods in 1997, were as follows:


                                       Three Months          Nine Months
                                    Change    % Change    Change    % Change
                                  (Millions)            (Millions)

Gas operating revenues              $2.9         3.7      $11.1        3.8
Less:  Gas purchased for resale     (0.2)       (0.3)       6.3        3.3
                                    ----                  -----
Margin                              $3.1        13.1      $ 4.8        4.7
======================================= ======================================

     The gas sales margin for the three and nine months ended September 30, 1998 increased from 1997 levels primarily as a result of decreased competitiveness of alternative fuels. Gas sales margin for the nine months ended September 30, 1998 also increased over 1997 levels due to more favorable weather and increased sales to industrial interruptible customers attributable to fewer curtailments in the first quarter.

Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three and nine months ended September 30, 1998, when compared to the corresponding periods in 1997, are presented in the following table:


                                       Three Months           Nine Months
                                    Change    % Change     Change   % Change
                                  (Millions)             (Millions)

Other operation and maintenance     $ 8.2       10.5       $21.3       9.4
Depreciation and amortization         0.8        2.1        (7.3)     (6.3)
Income taxes                         11.1       25.4        23.8      25.4
Other taxes                           1.8        7.0         4.3       5.8
Total                                -----                  -----
                                    $21.9       11.8       $42.1       8.3
============================================================================

     Other operation and maintenance expenses for the three and nine months ended September 30, 1998 increased from 1997 levels primarily as a result of increased maintenance costs for electric generation and distribution facilities, various other electric operating costs, and Year 2000 remediation costs. The decrease in depreciation and amortization expenses for the nine months ended September 30, 1998 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The changes in income tax expense primarily reflect changes in operating income. The increase in other taxes for the periods primarily results from increases in property taxes.

Other Income

     Other income, net of income taxes, for the three and nine months ended September 30, 1998 decreased approximately $6.1 million and $10.7 million, respectively, when compared to the corresponding periods of 1997. These decreases are primarily attributable to losses from energy marketing activities as a result of decreased gas margins, volatility in power markets related to unusually hot weather and startup costs in new markets. Additionally, SCANA Petroleum Resources, Inc., which had contributed approximately $2.3 million and $5.0 million for the three and nine months ended September 30, 1997, sold substantially all of its assets in the fourth quarter of 1997.

Interest Expense

     Interest expense, excluding the debt component of AFC, for the three and nine months ended September 30, 1998 increased approximately $1.9 million and $2.8 million, respectively, when compared to the corresponding periods in 1997. The increases are primarily due to the issuance of additional debt (including commercial paper) during mid-1998.

Item 3.   Quantitative and Qualitative Disclosure About Market Risk

        With regard to the market risk information disclosed in the Company's Annual Report on Form 10-K at December 31, 1997 there have been no material changes in market risk exposure related to interest rate risk.

        With regard to equity price risk, investments in telecommunications companies' equity securities are carried at $364.3 million at September 30, 1998, in accordance with Statement of Financial Accounting Standards No. 115. A ten percent decline in market value would result in a $36.4 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains.

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



                                     SCANA CORPORATION

                                       (Registrant)




November 13, 1998                   By: s/K. B. Marsh
                                        K. B. Marsh,
                                        Senior Vice President,
                                        Chief Financial Officer and
                                        Controller
                                        (Principal financial officer)

PAGE 1
                              SCANA CORPORATION
                                EXHIBIT INDEX                   Sequentially
                                                                  Numbered
                                                                   Pages
Number
    2. Plan of Acquisition, Reorganization, Arrangement,
       Liquidation or Succession
       Not Applicable

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

       B. Articles  of   Amendment   dated  April  27,  1995
          (Exhibit  4-B  to Registration Statement No.
          33-62421)...............................................   #

       C. Copy of  By-Laws  of SCANA  Corporation as  revised
          and  amended  on December  17,  1997  (Exhibit  3-C
          to Form  10-K  for the  year  ended December 31, 1997)..   #

    4. Instruments Defining the Rights of Security Holders,
       Including Indentures
       A. Articles of Exchange of South Carolina
          Electric & Gas Company and SCANA Corporation
          (Exhibit 4-A to Post-Effective Amendment No. 1
          to Registration Statement No. 2-90438)..................   #
       B. Indenture dated as of November 1, 1989 to
          The Bank of New York, Trustee (Exhibit 4-A
          to Registration No. 33-32107)...........................   #
       C. Indenture dated as of January 1, 1945, from
          the South Carolina Power Company (the "Power
          Company") to Central Hanover Bank and Trust
          Company, as Trustee, as supplemented by three
          Supplemental Indentures dated respectively as
          of May 1, 1946, May 1, 1947 and July 1, 1949
          (Exhibit 2-B to Registration No. 2-26459)...............   #
       D. Fourth Supplemental  Indenture dated as of April 1,
          1950, to Indenture referred to in Exhibit 4C,
          pursuant to which the Company assumed said Indenture
          (Exhibit 2-C to Registration No. 2-26459)...............   #
       E. Fifth through Fifty-second Supplemental
          Indentures  referred to in Exhibit 4C dated as
          of the dates  indicated below and filed as exhibits
          to the  Registration  Statements  and 1934 Act reports
          whose file numbers are set forth below..................   #



# Incorporated herein by reference as indicated.

PAGE 2
                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
 Number                                                           Pages
 ------
      December 1, 1950   Exhibit 2-D to Registration No. 2-26459
      July 1, 1951       Exhibit 2-E to Registration No. 2-26459
      June 1, 1953       Exhibit 2-F to Registration No. 2-26459
      June 1, 1955       Exhibit 2-G to Registration No. 2-26459
      November 1, 1957   Exhibit 2-H to Registration No. 2-26459
      September 1, 1958  Exhibit 2-I to Registration No. 2-26459
      September 1, 1960  Exhibit 2-J to Registration No. 2-26459
      June 1, 1961       Exhibit 2-K to Registration No. 2-26459
      December 1, 1965   Exhibit 2-L to Registration No. 2-26459
      June 1, 1966       Exhibit 2-M to Registration No. 2-26459
      June 1, 1967       Exhibit 2-N to Registration No. 2-29693
      September 1, 1968  Exhibit 4-O to Registration No. 2-31569
      June 1, 1969       Exhibit 4-C to Registration No. 33-38580
      December 1, 1969   Exhibit 4-Q to Registration No. 2-35388
      June 1, 1970       Exhibit 4-R to Registration No. 2-37363
      March 1, 1971      Exhibit 2-B-17 to Registration No. 2-40324
      January 1, 1972    Exhibit 4-C to Registration No. 33-38580
      July 1, 1974       Exhibit 2-A-19 to Registration No. 2-51291
      May 1, 1975        Exhibit 4-C to Registration No. 33-38580
      July 1, 1975       Exhibit 2-B-21 to Registration No. 2-53908
      February 1, 1976   Exhibit 2-B-22 to Registration No. 2-55304
      December 1, 1976   Exhibit 2-B-23 to Registration No. 2-57936
      March 1, 1977      Exhibit 2-B-24 to Registration No. 2-58662
      May 1, 1977        Exhibit 4-C to Registration No. 33-38580
      February 1, 1978   Exhibit 4-C to Registration No. 33-38580
      June 1, 1978       Exhibit 2-A-3 to Registration No. 2-61653
      April 1, 1979      Exhibit 4-C to Registration No. 33-38580
      June 1, 1979       Exhibit 4-C to Registration No. 33-38580
      April 1, 1980      Exhibit 4-C to Registration No. 33-38580
      June 1, 1980       Exhibit 4-C to Registration No. 33-38580
      December 1, 1980   Exhibit 4-C to Registration No. 33-38580
      April 1, 1981      Exhibit 4-D to Registration No. 33-49421
      June 1, 1981       Exhibit 4-D to Registration No. 2-73321
      March 1, 1982      Exhibit 4-D to Registration No. 33-49421
      April 15, 1982     Exhibit 4-D to Registration No. 33-49421
      May 1, 1982        Exhibit 4-D to Registration No. 33-49421
      December 1, 1984   Exhibit 4-D to Registration No. 33-49421
      December 1, 1985   Exhibit 4-D to Registration No. 33-49421
      June 1, 1986       Exhibit 4-D to Registration No. 33-49421
      February 1, 1987   Exhibit 4-D to Registration No. 33-49421
      September 1, 1987  Exhibit 4-D to Registration No. 33-49421
      January 1, 1989    Exhibit 4-D to Registration No. 33-49421
      January 1, 1991    Exhibit 4-D to Registration No. 33-49421
      February 1, 1991   Exhibit 4-D to Registration No. 33-49421
      July 15, 1991      Exhibit 4-D to Registration No. 33-49421
      August 15, 1991    Exhibit 4-D to Registration No. 33-49421
      April 1, 1993      Exhibit 4-E to Registration No. 33-49421
      July 1, 1993       Exhibit 4-D to Registration No. 33-57955


# Incorporated herein by reference as indicated.

PAGE 3
                              SCANA CORPORATION
                                EXHIBIT INDEX
                                                              Sequentially
                                                                Numbered
 Number                                                           Pages
 ------
       F. Indenture dated as of April 1, 1993 from
          South Carolina Electric & Gas Company to
          NationsBank of Georgia, National Association
          (Filed as Exhibit 4-F to Registration Statement
          No. 33-49421)...........................................   #
       G. First Supplemental Indenture to Indenture
          referred to in Exhibit 4-F dated as of June 1, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-49421)...........................................   #
       H. Second Supplemental Indenture to Indenture
          referred to in Exhibit 4-F dated as of June 15, 1993
          (Filed as Exhibit 4-G to Registration Statement
          No. 33-57955)...........................................   #
       I. Trust Agreement for SCE&G Trust I  (Filed as
          Exhibit 4-I to Form 10-K for the year ended
          December 31, 1997)......................................   #
       J. Certificate of Trust for SCE&G Trust I (Filed as
          Exhibit 4-J to Form 10-K for the year ended
          December 31, 1997)......................................   #
       K. Junior Subordinated Indenture for SCE&G Trust I
          (Filed as Exhibit 4-K to Form 10-K for the year
          ended December 31, 1997)................................   #
       L. Guarantee Agreement for SCE&G Trust I
          (Filed as Exhibit 4-L to Form 10-K for the year
          ended December 31, 1997)................................   #
       M. Amended & Restated Trust Agreement for SCE&G
          Trust I (Filed as Exhibit 4-M to Form 10-K for the year
          ended December 31, 1997)................................   #

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


23