Form 10-K405
period 1998-12-31
SCANA CORP
filed 1999-03-18
CIK 754737

================================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-K


                (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the Fiscal Year Ended December 31, 1998

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to


         Commission Registrant, State of Incorporation, I.R.S. Employer
          File Number Address and Telephone Number Identification No.



                      1-8809 SCANA Corporation 57-0784499
                         (A South Carolina Corporation)
                                1426 Main Street
                         Columbia, South Carolina 29201
                                 (803) 217-9000


            1-3375 South Carolina Electric & Gas Company 57-0248695
                         (A South Carolina Corporation)
                                1426 Main Street
                         Columbia, South Carolina 29201
                                 (803) 217-9000


          Securities registered pursuant to Section 12(b) of the Act:

Each of the  following  classes or series of securities  registered  pursuant to
 Section 12(b) of the Act is registered on the New York Stock Exchange.

                         Title of each class Registrant

               Common Stock, without par value SCANA Corporation



      5% Cumulative Preferred Stock South Carolina Electric & Gas Company
                            par value $50 per share

                   7.55%Trust Preferred  Securities,  Series A liquidation value
                        $25 per Trust
                               Preferred Security


================================================================================

Securities registered pursuant to Section 12(g) of the Act:  None

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

         The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $2,433,956,641 at February 26, 1999. South Carolina Electric & Gas Company is a wholly-owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. At February 26, 1999, there were issued and outstanding 40,296,147 Common Shares, $4.50 par value, of South Carolina Electric & Gas Company.

         Documents incorporated by reference: Specified sections of SCANA Corporation's 1999 Proxy Statement, dated March 15, 1999, in connection with its 1999 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

This combined Form 10-K is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to SCANA Corporation or any of its direct or indirect subsidiaries other than South Carolina Electric & Gas Company is provided solely by SCANA Corporation and shall be deemed not included in the Form 10-K of South Carolina Electric & Gas Company.

                                TABLE OF CONTENTS

                                                                           Page
DEFINITIONS                                                                   4

                                     PART I

 Item 1. Business                                                             5

 Item 2. Properties                                                          17

 Item 3. Legal Proceedings                                                   19

 Item 4. Submission of Matters to a Vote of Security Holders                 19

 Corporate Structure                                                         20

 Executive Officers of SCANA Corporation                                     21

                                    PART II

 Item 5. Market for Registrant's Common Equity and Related Stockholder
         Matters                                                             22

 Item 6. Selected Financial Data                                             23

SCANA Corporation Financial Section                                          25

 Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           26

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk         39

 Item 8. Financial Statements and Supplementary Data                         40

South Carolina Electric & Gas Company Financial Section                      68

 Item 7. Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                           69

 Item 7A. Quantitative and Qualitative Disclosures About Market Risk         78

 Item 8. Financial Statements and Supplementary Data                         78

 Item 9. Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                           103

                                    PART III

 Item 10. Directors and Executive Officers of the Registrants               104

 Item 11. Executive Compensation                                            108

 Item 12. Security Ownership of Certain Beneficial Owners and Management    114

 Item 13. Certain Relationships and Related Transactions                    114

                                    PART IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K  115

SIGNATURES                                                                  116

                                 DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

       TERM                           MEANING
AFC......................... Allowance for Funds Used During Construction
BTU......................... British Thermal Unit
Circuit Court............... South Carolina Circuit Court
Clean Air Act............... Clean Air Act Amendments of 1990
Company..................... SCANA Corporation and its subsidiaries, unless otherwise specified
Consumer Advocate........... Consumer Advocate of South Carolina
Dekatherm................... One Million BTUs
DHEC........................ South Carolina Department of Health and
                              Environmental Control
DOE......................... United States Department of Energy
Energy Marketing............ SCANA Energy Marketing, Inc.
EPA......................... United States Environmental Protection Agency
FERC........................ United States Federal Energy Regulatory
                              Commission
Fuel Company................ South Carolina Fuel Company, Inc.
GENCO....................... South Carolina Generating Company, Inc.
Investor Plus Plan.......... SCANA Corporation Investor Plus Plan
KVA......................... Kilovolt-ampere
KW.......................... Kilowatt
KWH......................... Kilowatt-hour
LLC......................... Limited Liability Company
LNG......................... Liquefied Natural Gas
MCF......................... Thousand Cubic Feet
Mhz......................... Megahertz
MMCF........................ Million Cubic Feet
MW.......................... Megawatt
NEPA........................ National Energy Policy Act of 1992
NRC......................... United States Nuclear Regulatory Commission
PCS......................... Personal Communications Service
Petroleum Resources......... SCANA Petroleum Resources, Inc.
Pipeline Corporation........ South Carolina Pipeline Corporation
PRP......................... Potentially Responsible Party
PSC......................... The Public Service Commission of South
                              Carolina
PUHCA....................... Public Utility Holding Company Act of 1935,
                              as amended
SCI......................... SCANA Communications, Inc.
SCANA....................... SCANA Corporation, the parent company
SCE&G....................... South Carolina Electric & Gas Company
SEC......................... United States Securities and Exchange
                              Commission
Southern Natural............ Southern Natural Gas Company
SPSP........................ SCANA Corporation Stock Purchase-Savings Plan
Summer Station.............. V. C. Summer Nuclear Station
Supreme Court............... South Carolina Supreme Court
Transco..................... Transcontinental Gas Pipeline Corporation
Williams Station............ A. M. Williams Coal-Fired, Electric Generating
                              Station Owned by GENCO

                                     PART I

ITEM 1.  BUSINESS

                                   THE COMPANY


Organization

       SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984 and is a public utility holding company within the meaning of PUHCA but is exempt from registration under such Act (see "Regulation"). SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30% of the common stock of an indirect subsidiary. SCANA and its subsidiaries had 4,697 full-time, permanent employees as of December 31, 1998 as compared to 4,545 full-time, permanent employees as of December 31, 1997. SCE&G was incorporated under the laws of South Carolina in 1924, and is an operating public utility.

Segments of Business

       SCANA neither owns nor operates any physical properties. It has thirteen direct, wholly owned subsidiaries which are engaged in the functionally distinct operations described below. It also has investments in two LLCs, one of which is building and will operate a cogeneration facility in Charleston, South Carolina, and the other of which is constructing a lime production facility.

Regulated Utilities

       SCE&G is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. SCE&G also renders urban bus service in the metropolitan area of Columbia, South Carolina. SCE&G's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to its use for heating.

       SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 31 of the 46 counties in South Carolina and covers more than 21,000 square miles. The total population of the counties representing the combined service area is approximately 2.3 million.

       Predominant industries in the areas served by SCE&G include: synthetic fibers; chemicals ; fiberglass ; paper and wood; metal fabrication; stone, clay and sand mining and processing; and textile.

       GENCO owns and operates Williams Station and sells electricity solely to SCE&G. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowance requirements.

       Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. Pipeline Corporation, through a wholly owned subsidiary, owns and operates a 62-mile, six-inch propane pipeline that connects the SCANA Propane Storage, Inc. propane storage facility with Dixie Pipeline Company's system, which traverses central South Carolina. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles.

Nonregulated Businesses

       Energy Marketing markets electricity, natural gas and other light hydrocarbons primarily in the Southeast. In addition, Energy Marketing markets natural gas in Georgia's deregulated natural gas market. Energy Marketing also provides energy-related risk management services to producers and consumers.

       SCANA Propane Gas, Inc. purchases, delivers and sells propane within the Southeast.

       SCANA Propane Storage, Inc. owns and operates a 60 million gallon underground propane storage facility near York, South Carolina and leases cavern storage space to industries, utilities and others.
       SCI owns and operates a 500 mile fiber optics telecommunications network in South Carolina as well as an 800 Mhz radio service network within the state. In addition, SCI provides tower site construction, management and rental services in South Carolina and Georgia. SCI also has investments in Powertel, Inc., ITC Holding Company, Inc., ITC^DeltaCom, Inc., and Knology Holdings, Inc., which are companies providing telecommunications services in the southeastern United States.

       ServiceCare, Inc. is engaged in providing energy-related products and services beyond the energy meter. Its primary businesses are providing homeowners with service contracts on their home appliances and home security monitoring.

       Primesouth, Inc. is engaged in power plant management and maintenance services.

       SCANA Resources, Inc. conducts energy-related businesses and services.

       Information with respect to major segments of business for the years ended December 31, 1998, 1997 and 1996 is contained in Management's Discussion and Analysis and in Note 11 of the Notes to Consolidated Financial Statements of SCANA or SCE&G. All such information is incorporated herein by reference.

Competition

       The electric utility industry continues a major transition that is resulting in expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, has accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of the Company's electric revenue  is under  FERC  jurisdiction  for the  purpose  of  setting  rates  for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

         The Company is aggressively pursuing actions to position itself strategically for the transformed environment. The Company's entry into the newly deregulated retail natural gas market in Georgia is designed in part to provide a potential market for any future deregulated electric industry. (For additional discussion see Georgia Retail Gas Market in the Competition section of Management's Discussion and Analysis for the Company.) In addition, SCE&G has undertaken a variety of initiatives, including reductions in staffing levels and the accelerated recovery of its electric regulatory assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. A significant new management information system was implemented in 1998, and a new customer information system will be fully implemented in the first half of 1999. Marketing of services to commercial and industrial customers has been increased significantly. SCE&G has obtained long-term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its commitment to succeed in the new operating environment to come.

       Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period that a write-off would be required. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. In addition, the Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded.

Capital Requirements and Financing Program

Capital Requirements

       The Company's cash requirements arise primarily from SCE&G's operational needs, SCE&G's construction program and the need to fund the activities or investments of SCANA's nonregulated subsidiaries. The ability of SCANA's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief, if requested.

       For a discussion of the impact of various rate matters on capital requirements, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis for the Company and SCE&G.

       During 1999 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 51%, after payment of dividends) and the issuance and sale of debt securities. Short-term liquidity is expected to be provided primarily by issuance of commercial paper. The timing and amount of such sales and the type of securities to be sold will depend upon market conditions and other factors.

       The Company's current estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 1999 and the two-year period 2000-2001 are as follows:

   Type of Facilities                       2000-2001             1999
                              (Millions of Dollars)
   SCE&G:
     Electric Plant:
        Generation                           $119                 $89
        Transmission                           39                  23
        Distribution                          137                  71
        Other                                  19                  11
     Nuclear Fuel                              57                   5
     Gas                                       31                  21
     Common                                    29                  26
     Other                                      2                   1
                                             ----                ----
       Total                                  433                 247
   Other Companies Combined                    98                  66
                                             ----                ----
                Total                        $531                $313
                                             ====                ====

       The above estimates exclude AFC.

       During 1998 SCE&G and GENCO expended approximately $36.2 million and $10.7 million, respectively, as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 1999, included in the table above, are estimated to cost approximately $42.1 million and $8 million, respectively.

       In addition to the capital requirements for 1999 described above, the Company and SCE&G will require approximately $107.0 million and $29.6 million, respectively, to refund and retire outstanding securities and obligations. For the years 2000-2003, the Company has an aggregate of $555.3 million of long-term debt maturing, which includes an aggregate of $360.4 million for SCE&G and $2.2 million of purchase or sinking fund requirements for SCE&G's preferred stock. SCE&G's long term debt maturities for the years 2000-2003 include approximately $79.9 million for sinking fund requirements, of which $73.9 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits.

        SCANA and Westvaco each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 and is in the final stages. Construction financing of approximately $170 million, was provided to Cogen by banks. On December 30, 1998, SCANA provided a capital contribution of approximately $15.5 million to Cogen. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $51 million from Cogen, alleging that construction cost overruns were incurred, and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

Financing Program

       SCANA has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. At December 31, 1998, SCANA had registered with the SEC and available for issuance $200.0 million under this program.

       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1998 the Bond Ratio was 5.30. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $396 million at December 31, 1998), (ii) retirements of Class A Bonds (which retirement credits totaled $100.3 million at December 31, 1998), and (iii) cash on deposit with the Trustee.

       SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $315 million were available for such purpose at December 31, 1998), until such time as two-thirds of all Class A Bonds are held by the Trustee. Thereafter, the Old Mortgage may be amended to allow New Bonds to be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1998 the New Bond Ratio was 6.72.

       SCE&G expects in 1999 to amend the Old Mortgage to conform certain of its provisions to those of the New Mortgage, including (i) the elimination of the maintenance and replacement fund and the utilization of unfunded net property additions previously applied in satisfaction thereof as a basis for the issuance of bonds; (ii) the issuance of bonds in a principal amount equal to 70% of unfunded net property additions instead of 60%; and (iii) the conformance of the interest coverage requirements for the issuance of bonds to those of the New Mortgage.

       The following additional financing transactions have occurred since December 31, 1997:

o On January 13, 1998 SCANA issued $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%. These funds were used to refinance unsecured bank loans in a like total amount.

o On July 8, 1998, SCANA issued $75 million of medium-term notes due on July 8, 2003 at an annual interest rate of 6.25%. These funds were used to finance an additional investment of $75 million in Powertel.

o On October 23, 1998, SCANA issued $115 million of medium-term notes due on October 23, 2008 at an annual interest rate of 5.81%. These funds were used to reduce short-term debt.

o On October 29, 1998, SCANA's shelf registration statement filed with the SEC became effective, providing for the issuance of up to an additional $200 million in medium-term notes.

o On November 2, 1998, SCE&G redeemed, prior to maturity, all $30 million principal amount outstanding of its 7.25% Series First and Refunding Mortgage Bonds due January 1, 2002.

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

       Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less but not later than December 31, 2001. GENCO has not sought such authorization.

       At December 31, 1998 SCE&G had $285 million of authorized lines of credit which includes credit agreements for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1998 totaled $285 million. SCE&G's commercial paper outstanding at December 31, 1998 and 1997 was $125.2 million and $13.3 million, respectively. See "Fuel Financing Agreements" for a discussion of Fuel Company's credit agreement.

       SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without the consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1998 the Preferred Stock Ratio was 2.27.

       On January 26, 1998 an additional 3,000,000 shares of SCANA common stock were registered for sale under the SPSP. During 1998, shares for the SPSP and the Investor Plus Plan were purchased on the open market.

       The Company's ratios of earnings to fixed charges (SEC method) were 3.75, 3.65, 3.60, 3.00 and 2.55 for the years ended December 31, 1998, 1997, 1996,
1995 and 1994, respectively. For SCE&G these ratios were 4.52, 3.85, 3.80, 3.41 and 3.46 for the same periods.

       The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Fuel Financing Agreements

       SCE&G has assigned to Fuel Company all of its rights and interests in its various contracts relating to the acquisition and ownership of nuclear and fossil fuels. To finance nuclear and fossil fuels and sulfur dioxide emission allowances, Fuel Company issues, from time to time, commercial paper which is supported, up to $125 million, by an irrevocable revolving credit agreement which expires December 19, 2000. Accordingly, the amounts outstanding have been included in long-term debt. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G. The full amount of the credit agreement was available at December 31, 1998. At December 31, 1998 commercial paper outstanding was approximately $66.0 million at a weighted average interest rate of 5.45%. (See Note 4 of Notes to Consolidated Financial Statements for the Company and for SCE&G.)

Electric Operations

Electric Sales

         In 1998 residential sales of electricity accounted for 42% of electric sales revenues; commercial sales 30%; industrial sales 19%; sales for resale 3%; and all other 6%. The Company's KWH sales by classification for the years ended December 31, 1998 and 1997 are as follows:

                                      Sales
                                  KWH (Millions)

  Classification            1998         1997        %Change

    Residential             6,324        5,647        11.98
    Commercial              5,899        5,321        10.87
    Industrial              5,824        5,434         7.18
    Sale for resale         1,125        1,060         6.17
    Other                     536          506         5.90
    Total Territorial      19,708       17,968         9.68
    Negotiated Market
    Sales Tariff            1,495          884        69.08
      Total                21,203       18,852        12.47


         Sales for resale includes electricity furnished for resale to three municipalities and two electric cooperatives. One electric cooperative has notified SCE&G of its intent to terminate in the year 2000 its wholesale power contract with SCE&G and bid out its electric requirements. Sales under the Negotiated Market Sales Tariff during 1998 include sales to 34 investor-owned utilities, three electric cooperatives, one municipality and four federal/state electric agencies. During 1997, sales under the Negotiated Market Sales Tariff included sales to 28 investor-owned utilities, three electric cooperatives, two municipalities and three federal/state electric agencies.

         The electric sales volume from residential sales increased for 1998 primarily as a result of warmer weather. During 1998 SCE&G recorded a net increase of 13,542 customers, increasing its total customers to 517,447. The all-time peak demand of 3,935 MW was set on July 9, 1998.

Electric Interconnections

         SCE&G purchases all of the electric generation of Williams Station, owned by GENCO, under a Unit Power Sales Agreement which has been approved by the FERC. Williams Station has a generating capacity of 580 MW.

         SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and Santee Cooper (formerly The South Carolina Public Service Authority) are members of the Virginia-Carolinas Reliability Group, one of the several geographic divisions within the Southeastern Electric Reliability Council. This Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and Southeastern Power Administration's Clark Hill Project.

Fuel Costs

         The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company for the years 1996-1998.


                                 1998            1997            1996
                                 ----            ----            ----
Nuclear:
  Per million BTU               $  .46          $  .47          $  .47
Coal:
SCE&G
  Per ton                       $38.19          $38.22          $39.27
  Per million BTU                 1.50            1.54            1.55
GENCO:
  Per ton                       $41.67          $44.49          $41.66
  Per million BTU                 1.63            1.61            1.62
Weighted Average Cost
  of All Fuels:
  Per million BTU               $ 1.49          $ 1.52          $ 1.52


Fuel Supply

         The following table shows the sources and approximate percentages of the Company's total KWH generation by each category of fuel for the years 1996-1998 and the estimates for 1999 and 2000.

                                Percent of Total KWH Generated
                         Estimated                      Actual
                       2000     1999          1998      1997     1996
                       ----     ----          ----      ----     ----

Coal                    73%      73%           69%       71%      71%
Nuclear                 22       22            25        24       24
Hydro                    5        5             5         5        5
Natural Gas & Oil        -        -             1         -        -
                       ---      ---           ---       ----     ---
                       100%     100%          100%      100%     100%
                       ===      ===           ===       ===      ===


         Coal is used at all five of SCE&G's fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants and truck deliveries are used at three of these plants. On December 31, 1998 SCE&G had approximately a 68-day supply of coal in inventory and GENCO had approximately an 83-day supply.

         Coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by existing contracts. Contracts for the purchase of coal represent 86.6% of estimated requirements for 1999 (approximately 6.1 million tons).

         Contract coal is purchased from nine suppliers located in eastern Kentucky, Tennessee and southwest Virginia. Contract commitments, which expire at various times from 1999 through 2006, approximate 5.3 million tons annually. Sulfur restrictions on the contract coal range from .75% to 2%.

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

         SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

                                                        Remaining     Expiration
Commitment                  Contractor                  Regions (1)      Date
----------                  ----------                  -----------      ----


Enrichment       United States Enrichment Corporation(2)    14-18        2005
Fabrication      Westinghouse Electric Corporation          14-21        2009

(1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region 14 will be loaded in 1999.

(2) Contract provisions for the delivery of enriched uranium product encompass supply, conversion and enrichment services.

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

         Summer Station will conduct a refueling outage in April 1999 which is expected to last approximately 30 days.

Decommissioning

         Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities were estimated to be approximately $200.0 million, including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction
Plan). Under this plan, funds collected through rates ($3.2 million in each of 1998 and 1997) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the NRC. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.

Gas Operations

Gas Sales

         The Company derives gas sales revenues from three sources: SCE&G's gas distribution, Pipeline Corporation's gas transmission and Energy Marketing's retail market in Georgia. Energy marketing began signing up retail customers on November 1, 1998. By December 31, 1998, Energy Marketing had approximately 76,500 such customers. However, due to the timing lag between signing up customers and actually billing them, sales of gas and associated revenues by Energy Marketing were insignificant as of December 31, 1998, and are not included in the following discussion.

         In 1998 the Company's residential sales accounted for 24% of gas sales revenues; commercial sales 18%; industrial sales 46%; and sales for resale 12%. During the same period, SCE&G's residential sales accounted for 43% of gas sales revenues; commercial sales 31%; industrial sales 26%. Dekatherm sales by classification for the years ended December 31, 1998 and 1997 are presented below:
                                            Sales
                                Dekatherms (000)
                         The Company                    SCE&G
Classification        1998     1997   % Change      1998     1997   % Change
----------------------------------------------------------------------------

Residential          11,917   11,920       -       11,917   11,920       -
Commercial           11,383   10,986      3.6      11,294   10,905      3.6
Industrial           62,030   55,337     12.1      18,093   15,729     15.0
Sales for resale     15,744   16,667     (5.5)       -        -          -
Transportation gas    4,435    5,804    (23.6)      2,004    2,677    (25.2)
----------------------------------------------------------------------------
    Total           105,509  100,714      4.8      43,308   41,231      5.0
===========================================================================

         The Company's and SCE&G's gas sales volume increased for 1998 as a result of increased sales to electric generation facilities and customer growth. During 1998 the Company recorded a net increase of 4,256 customers, increasing its total customers to 256,957. SCE&G recorded a net increase of 4,255 gas customers, increasing its total customers to 256,842.

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

         Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility service, including transportation services, for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Energy Marketing acquires and sells natural gas in regulated and deregulated markets. Energy Marketing has not supplied natural gas to any affiliate for use in providing regulated gas utility services.

Gas Cost and Supply

         Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with Southern Natural (expiring in 2003) and Transco (expiring in 2008 and
2017). The volume of gas which Pipeline Corporation is entitled to transport under these contracts on a firm basis is 188 MMCF from Southern Natural and 105 MMCF from Transco. Additional natural gas volumes are brought to Pipeline Corporation's system as capacity is available for interruptible transportation. SCE&G, under contract with Pipeline Corporation, is entitled to receive a daily contract demand of 224,270 dekatherms. The contract allows SCE&G to receive amounts in excess of this demand based on availability.

         During 1998 Pipeline Corporation's average cost per MCF of natural gas purchased for resale, excluding firm service demand charges, was $2.39 compared to $2.71 during 1997. SCE&G's average cost per MCF was $3.67 and $3.94 during 1998 and 1997, respectively.

         Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to a limited program authorized and monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and, therefore, have no impact on net income.

         To meet the requirements of its high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas, of which approximately 928 MMCF were in storage at December 31, 1998. On peak days the LNG plants can regasify up to 150 MMCF per day. Additionally, Pipeline Corporation had contracted for 6,447 MMCF of natural gas storage space of which 3,888 MMCF were in storage on December 31, 1998.

         The  Company   believes  that  supplies  under  contract  and  supplies
available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Curtailment Plans

         The PSC has established allocation priorities applicable to firm and interruptible capacities on Pipeline Corporation. The curtailment plan priorities of Pipeline Corporation apply to the resale distribution customers of Pipeline Corporation, including SCE&G.

Gas Marketing

         Energy Marketing markets natural gas and light hydrocarbons and provides energy-related risk management services to producers and consumers. In 1998, Energy Marketing began marketing natural gas to residential and commercial customers in Georgia. In 1996, the FERC approved Energy Marketing's application to become a power marketer, allowing Energy Marketing to buy and sell large blocks of electric capacity in wholesale markets.

Propane Operations

         SCANA Propane Gas, Inc. purchases, delivers and sells propane in the Southeast. SCANA Propane Storage, Inc. owns and operates a 60-million gallon underground propane storage facility near Rock Hill, South Carolina and leases storage space to industrial companies, utilities and others. Pipeline Corporation, through a wholly owned subsidiary, owns and operates a 62-mile propane pipeline that connects SCANA Propane Services, Inc.'s propane storage facility with the Dixie Pipeline System which traverses central South Carolina.

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

         SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all of its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

          Project               Capability (KW)        License Expiration

       Neal Shoals                  5,000                     2036
       Parr Shoals                 14,000                     2020
       Stevens Creek                9,000                     2025
       Columbia                    10,000                     2000
       Saluda                     206,000                     2007
       Fairfield Pumped Storage   512,000                     2020

         SCE&G filed an application for a new license for Columbia on June 30, 1998.

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

         In 1998 the NRC completed the Systematic Assessment of Licensee Performance (SALP) for Summer Station. The SALP assesses the four functional areas of plant operations, maintenance, engineering and plant support. In 1998 Summer Station received a superior rating (the NRC's highest rating) in each of the four functional areas.

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

Rate Matters

         For a discussion of the impact of various rate matters,  see Regulatory
Matters  in  the  Liquidity  and  Capital   Resources  section  of  Management's
Discussion and Analysis for the Company and SCE&G.

Fuel Cost Recovery Procedures

         The PSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates annually based on projected fuel costs for the ensuing twelve-month period, adjusted for any overcollection or undercollection from the preceding twelve-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review. In the April 1998 annual review of the fuel cost component of electric rates, the PSC left the rate unchanged at 12.85 mills per KWH.

         SCE&G's gas rate schedules and contracts include mechanisms which allow it to recover from its customers changes in the actual cost of gas. SCE&G's firm gas rates allow for the recovery of a fixed cost of gas, based on projections, as established by the PSC in annual gas cost and gas purchase practice hearings. Any differences between actual and projected gas costs are deferred and included when projecting gas costs during the next annual gas cost recovery hearing. In the October 1998 review the PSC left the base cost of gas unchanged at 48.182 cents per therm.

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

Capital Expenditures

         In the years 1996 through 1998, capital expenditures for environmental control amounted to approximately $75.5 million. This was in addition to expenditures included in "Other operation" and "Maintenance" expenses, which were approximately $18.8 million, $17.1 million, and $13.9 million during 1998, 1997 and 1996, respectively. It is not possible to estimate all future costs for environmental purposes, but forecasts for capitalized expenditures are $34.6 million for 1999 and $108.3 million for the four-year period 2000 through 2003. These expenditures are included in the Company's construction program.

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

         SCE&G and GENCO filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995 and Phase II nitrogen oxide requirements in 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $170 million over the 1999-2003 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $18 million per year. To meet compliance requirements through the year 2008, the Company anticipates total capital expenditures of approximately $268 million.

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

Comprehensive Environmental Response, Compensation and Liabilities Act (Superfund) and Environmental Assessment Program

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, the Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and settlements, totaled $21.3 million and $32.4 million at December 31, 1998 and 1997, respectively. The deferral includes the estimated costs associated with the matters discussed below.

o In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998, at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $2.2 million. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999, the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA.

     In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

o SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two
        sites,   and  is   monitoring   the  nature   and  extent  of   residual
        contamination.

Solid Waste Control

         In 1998 DHEC promulgated regulations for the disposal of industrial solid waste as directed by the South Carolina Solid Waste Policy and Management Act of 1991. The full impact of these regulations is not yet known; however, they may significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

Nuclear Fuel Disposal

         The Nuclear Waste Policy Act of 1982 required that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mil per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent nuclear fuel storage capability until at least 2009 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of the plant through rod consolidation, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

Year 2000 Issue

         For a discussion of the measures being taken to address the Year 2000 issue, see Other Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis for the Company and SCE&G.

Other Matters

         With regard to SCE&G's insurance coverage for Summer Station, reference is made to Note 10B of Notes to Consolidated Financial Statements for the Company and for SCE&G, which is incorporated herein by reference.

         On December 1, 1997, Petroleum Resources sold substantially all of its assets for $110 million. The resulting gain of $17.6 million was recorded in "Other Income." Proceeds from the sale were used to repurchase approximately 3.7 million shares of SCANA's outstanding common stock through open market purchases. All of the repurchased shares were retired, reducing the number of shares issued and outstanding.

        For  a   description   of   the   Company's   investments   in   various
telecommunications companies, see Other Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis for the Company.


ITEM 2. PROPERTIES

         The Company owns, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30% of the common stock of an indirect subsidiary. It also has investments in two LLC's, one of which is building and will operate a cogeneration facility in Charleston, South Carolina, and the other which is constructing a lime production facility. The Company owns no other significant property.

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

Electric

     Information on electric generating facilities, all of which are owned by SCE&G except as noted, are as follows:

                                                              Net Generating
                 Present                             Year       Capability
Facility     Fuel Capability         Location     In-Service (Summer Rating)(KW)
Steam
Urquhart         Coal/Gas         Beech Island, SC   1953        250,000
McMeekin         Coal/Gas         Irmo, SC           1958        252,000
Canadys          Coal/Gas         Canadys, SC        1962        415,000
Wateree          Coal             Eastover, SC       1970        720,000
Williams (1)     Coal             Goose Creek, SC    1973        580,000
Summer   (2)     Nuclear          Parr, SC           1984        635,000
D-Area   (3)     Coal             DOE Savannah
                                   River Site, SC    1995         35,000
Cope             Coal             Cope, SC           1996        420,000

Gas Turbines
Burton           Gas/Oil          Burton, SC         1961         28,500
Faber Place      Gas              Charleston, SC     1961          9,500
Hardeeville      Oil              Hardeeville, SC    1968         14,000
Urquhart         Gas/Oil          Beech Island, SC   1969         38,000
Coit             Gas/Oil          Columbia, SC       1969         30,000
Parr             Gas/Oil          Parr, SC           1970         60,000
Williams         Gas/Oil          Goose Creek, SC    1972         49,000
Hagood           Gas/Oil          Charleston, SC     1991         95,000

Hydro
Neal Shoals                       Carlisle, SC       1905          5,000
Parr Shoals                       Parr, SC           1914         14,000
Stevens Creek                     Martinez, GA       1914          9,000
Columbia                          Columbia, SC       1927         10,000
Saluda                            Irmo, SC           1930        206,000

Pumped Storage
Fairfield                         Parr, SC           1978        512,000
                                                               ---------

                 Total                                         4,387,000

(1)      The steam unit at Williams Station is owned by GENCO.
(2)      Represents SCE&G's two-thirds portion of the Summer Station.
(3) This plant is leased from the DOE and is dedicated to DOE's Savannah River Site steam needs. "Net Generating Capability" for this plant is expected average hourly output. The lease expires on October 1, 2005.

         SCE&G owns 428 substations having an aggregate transformer capacity of 21,928,145 KVA. The transmission system consists of 3,140 miles of lines and the distribution system consists of 16,346 pole miles of overhead lines and 3,590 trench miles of underground lines.

Gas

Natural Gas

         SCE&G's  gas  system   consists  of   approximately   11,963  miles  of
distribution mains and related service facilities.

         Pipeline Corporation's gas system consists of approximately 1,919 miles of transmission pipeline of up to 24 inches in diameter which connect its resale customers' distribution systems with transmission systems of Southern Natural and Transco.

         Pipeline Corporation owns two LNG plants, one located near Charleston, South Carolina and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6 MMCF per day and store the liquefied equivalent of 980 MMCF of natural gas. The Salley facility can store the liquefied equivalent of 900 MMCF of natural gas and has no liquefying capabilities. On peak days, the Charleston facility can regasify up to 60 MMCF per day and the Salley facility can regasify up to 90 MMCF.

Propane

         SCE&G has propane air peak shaving facilities which can supplement the supply of natural gas by gasifying propane to yield the equivalent of 102 MMCF per day. These facilities can store the equivalent of 430 MMCF of natural gas.

Transit

         SCE&G owns 61 motor coaches used in the operation of the Columbia transit system. The Columbia system is comprised of fifteen routes covering 177 miles.

         Effective October 1, 1996, SCE&G transferred ownership and operation of the Charleston transit system to the City of Charleston. As part of the transfer, the Company conveyed to the City ownership of facilities, equipment and four motor coaches used in the operation of the transit system. The City and SCE&G entered into an interim operating agreement whereby SCE&G would operate the system for the City until a Regional Transit Authority was established. On January 1, 1999, the Regional Transit Authority was established and became responsible to operate and maintain the Charleston system.


ITEM 3.  LEGAL PROCEEDINGS

         For information regarding legal proceedings, see ITEM 1., BUSINESS Rate Matters and BUSINESS - Environmental Matters Comprehensive Environmental Response, Compensation and Liabilities Act (Superfund) and Environmental Assessment Program and Note 10 of Notes to Consolidated Financial Statements appearing in Item 8., FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for the Company and for SCE&G.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           Not Applicable

     CORPORATE STRUCTURE

                                SCANA CORPORATION
                       A holding company, owning thirteen
                        direct, wholly owned subsidiaries



     SOUTH CAROLINA ELECTRIC                 SCANA ENERGY MARKETING, INC.
     & GAS COMPANY                           Markets electricity, natural gas
     Generates and sells electricity         and other light hydrocarbons
     to wholesale and retail customers,      primarily in the Southeast.
     purchases, sells and transports         Markets natural gas in Georgia's
     natural gas at retail and provides      deregulated natural gas market.
     provides public transit service         Provides energy-related risk
     in Columbia.                            management services to producers
                                             and consumers.
     SOUTH CAROLINA GENERATING
     COMPANY, INC.                           SERVICECARE, INC.
     Owns and operates William Station       Provides energy-related products
     and sells electricity to SCE&G.         and services, principally service
                                             contracts on home appliances and
     SOUTH CAROLINA FUEL COMPANY, INC.       home security services.
     Acquires, owns and provides
     financing for SCE&G's nuclear           PRIMESOUTH, INC.
     fuel, fossil fuel and sulfur            Engages in power plant management
     dioxide emission allowance.             and maintenance services.

     SOUTH CAROLINA PIPELINE CORPORATION     SCANA RESOURCES, INC.
     Purchases, sells and transports         Conducts energy-related businesses
     natural gas to wholesale and direct     and services.
     industrial customers.  Owns and
     operates a propane pipeline and two     SCANA PETROLEUM RESOURCES, INC.
     LNG plants for the liquefaction,        In liquidation following sale of
     storage and regasification of natural   oil and gas properties.
     gas.

     SCANA COMMUNICATIONS, INC.              SCANA DEVELOPMENT CORPORATION
     --------------------------              -----------------------------
     Provides fiber optic telecommun-        Engaged in the sale of real estate.
     ications in South Carolina, a           (In liquidation.)
     public safety radio communi-
     cations network, and tower
     construction, management and rental
     services for wireless providers and
     invests in telecommunications
     companies.

     SCANA PROPANE GAS, INC.
     Purchases, delivers and sells
     propane.

     SCANA PROPANE STORAGE, INC.
     Owns and operates an underground
     propane storage facility and
     leases storage to industries,
     utilities and others.

     Each of the above listed companies is organized and incorporated under the laws of the State of South Carolina.

                     EXECUTIVE OFFICERS OF SCANA CORPORATION

     The executive officers are elected at the annual organizational meeting of the Board of Directors, held immediately after the annual meeting of stockholders, and hold office until the next such organizational meeting, unless a resignation is submitted, or unless the Board of Directors shall otherwise determine.
                             Positions Held During
  Name             Age          Past Five Years                     Dates

W. B. Timmerman    52     Chairman of the Board and
                           Chief Executive Officer                  1997-present
                          Chief Operating Officer                   1996-1997
                          President                                 1995-present
                          President, SCI                            1996-1997
                          Executive Vice President                  *-1995
                          Chief Financial Officer and Controller    *-1996
                          Senior Vice President                     *-1994

J. L. Skolds      48      Group Executive - SCANA Electric Group    1997-present
                          President and Chief Operating
                           Officer,SCE&G                            1996-present
                         Senior Vice President - Generation, SCE&G *-1996 Senior Vice President - Nuclear Operations,
                          SCE&G                                     1994-1995
                         Vice President - Nuclear Operations, SCE&G *-1994

A. H. Gibbes     52      Group Executive - SCANA Gas Group          1996-present
                         President, Pipeline Corporation            1996-present
                         President, C&T Pipeline, LLC               1996-present
                         Senior Vice President, General
                           Counsel and Assistant Secretary          *-1996
                         Vice President and General Counsel         *-1994
                         President and Treasurer, SCANA
                           Development Corp.                        *-present

C. B. Novinger** 49     Senior Vice President - Administration,
                          Governmental and Public Affairs           *-present

K. B. Marsh      43     Senior Vice President - Finance,
                          Chief Financial and Controller            1998-present
                        Vice President - Finance, Chief
                          Financial Officer and Controller          1996-1998
                       Vice President - Finance, Treasurer and
                          Secretary                                 *-1996

H. T. Arthur, II 53    Senior Vice President and General Counsel    1998-present
                       Vice President and General Counsel           1996-1998
                       Assistant Secretary, SCE&G, and other
                         subsidiaries                               1996-present
                       Vice President and General Counsel,
                         Pipeline Corporation                       *-1996

A. M. Milligan   39    Senior Vice President - Marketing            1998-present
                       Director of Consumer Credit Marketing,
                         Barnett Bank, N. A., Florida               1996-1998
                       Senior Vice President - Marketing,
                         Barnett Card Services, Florida             *-1996

G. J. Bullwinkel 50    President, SCI                               1997-present
                       Senior Vice President- Retail Electric,
                         SCE&G                                      1995-present
                       Senior Vice President- Fossil & Hydro
                         Production, SCE&G                          *-1994


*    Indicates position held at least since March 1, 1994.
**  C. B. Novinger has announced her retirement effective May 26, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

COMMON STOCK INFORMATION - SCANA Corporation
                                   1998                               1997
                      4th      3rd      2nd      1st      4th      3rd      2nd      1st
                      Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.     Qtr.
Price Range: (a)
  High               37 1/4   33 7/8   31 3/8   31       29 15/16 25 5/8   25 5/8   26 5/8
  Low                31 5/16  28 1/2   28       27 7/8   24       23 7/8   23 3/8   24 7/8

(a)  As reported on the New York Stock Exchange Composite Listing.

Dividends Per Share:

     1998                    Amount           Date Declared             Date Paid
 First Quarter               .3850            February 17, 1998         April 1, 1998
 Second Quarter              .3850            April 23, 1998            July 1, 1998
 Third Quarter               .3850            August 19, 1998           October 1, 1998
 Fourth Quarter              .3850            October 20, 1998          January 1, 1999

     1997                   Amount            Date Declared             Date Paid
 First Quarter               .3775            February 18, 1997         April 1, 1997
 Second Quarter              .3775            April 24, 1997            June 30, 1997
 Third Quarter               .3775            August 20, 1997           October 1, 1997
 Fourth Quarter              .3775            October 21, 1997          January 1, 1998

As of December 31,                                   1998                    1997
Number of common shares outstanding               103,572,623             107,321,113
Number of common shareholders of record                30,983                  33,395

The principal market for SCANA common stock is the New York Stock Exchange. The ticker symbol used is SCG. The corporate name SCANA is used in newspaper stock listings.

The total number of shares of SCANA common stock outstanding at February 26, 1999 was 103,572,623 which was held by 30,679 shareholders of record. All of SCE&G's common stock is owned by SCANA and has no market. During 1998 and 1997 SCE&G paid $167.3 million and $141.4 million, respectively, in cash dividends to SCANA.

SECURITIES RATINGS (As of December 31, 1998)

     SCANA Corporation                  South Carolina Electric & Gas Company

                      First       First and                 Trust
Rating  Medium-Term Mortgage     Refunding     Preferred  Preferred   Commercial
Agency     Notes     Bonds     Mortgage Bonds    Stock    Securities    Paper
Duff &
Phelps       A-        A+            A+              A         A           D-1
Moody's      A3        A1            A1              a2        a2          P-1
Standard
& Poor's     A         A+            A+              A         A           A-1

Further reference is made to Note 5 of Notes to Consolidated Financial Statements for the Company and SCE&G.

       The Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that may limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act may require the appropriation of a portion of the earnings therefrom. At December 31, 1998 approximately $25.1 million of retained earnings were restricted as to payment of cash dividends on common stock of SCE&G.


ITEM 6. SELECTED FINANCIAL DATA

SCANA SELECTED FINANCIAL DATA

For the Years Ended December 31,                1998          1997       1996          1995          1994
------------------------------------                           (Millions of dollars, except
statistics and per share amounts)
Statement of Income Data
  Operating Revenues                            $1,632       $1,523      $1,513        $1,353        $1,322
  Operating Income                                 345          314         314           288           260
  Other Income                                      13           38          29             8           (30)
  Net Income                                       223          221         215           168           115

Balance Sheet Data
  Utility Plant, Net                            $3,787       $3,648      $3,529        $3,469        $3,294
  Total Assets                                   5,281        4,932       4,759         4,534         4,317

  Capitalization:
    Common equity                                1,746        1,788       1,684         1,555         1,359
    Preferred Stock (Not subject to
      purchase or sinking fund)                    106          106          26            26            26
    Preferred Stock, net (Subject to
      purchase or sinking fund)                     11           12          43            46            50
    SCE&G - obligated  mandatorily  redeemable
      preferred securities of SCE&G's subsidiary,  SCE&G Trust I, holding solely
      $50 million principal amount of 7.55% Junior Subordinated Debentures of
      SCE&G, due 2027                               50           50           -             -             -
    Long-term debt, net                          1,623        1,566       1,581         1,589         1,549
------------------------------------
  Total Capitalization                          $3,536       $3,522      $3,334        $3,216        $2,984
=====================================   =
Common Stock Data
  Weighted Average Number of Common Shares
    Outstanding (Millions)                       105.3        107.1       105.1          99.0          94.7
  Earnings Per Weighted Average Share
    of Common Stock                             $ 2.12        $2.06       $2.05         $1.70         $1.22
  Dividends Declared Per Share of Common Stock  $ 1.54        $1.51       $1.47         $1.44         $1.41
  Common Shares Outstanding (Year-End)
    (Millions)                                   103.6        107.3       106.1         103.6          96.0
  Book Value Per Share of Common Stock
     (Year-End)                                 $16.86       $16.66      $15.86        $15.00        $14.15
  Number of Common Shareholders of Record       30,983       33,395      36,178        38,231        39,516
Other Statistics
  Electric:
    Customers (Year-End)                       517,447      503,905     493,320       484,354       476,412
    Total sales (Million KWH)                   21,203       18,853      18,904        17,779        17,009
    Residential:
      Average annual use per customer (KWH)     14,481       13,214      14,149        13,859        13,048
      Average annual rate per KWH               $.0801       $.0799      $.0785        $.0747        $.0743
    Generating capability - Net MW (Year-End)    4,387        4,350       4,316         4,282         3,876
    Territorial peak demand - Net MW             3,935        3,734       3,698         3,683         3,444
  Gas:1
    Customers (Year-End)                       256,957      252,701     248,681       243,523       238,614
    Sales, excluding transportation
      (Thousand Therms)                      1,010,742      949,100     896,294       882,511       781,109
    Residential:
      Average annual use per customer (Therms)     521          531         639           570           543
      Average annual rate per therm               $.86         $.86        $.74          $.82          $.84

1  Excludes  data  from  Energy  Marketing.   See  previous  discussion  at  Gas
Operations.




SCE&G SELECTED FINANCIAL DATA

For the Years Ended December 31,            1998          1997         1996           1995     1994
                                                     (Millions of dollars, except statistics)

Statement of Income Data
  Operating Revenues                       $1,451        $1,338       $1,345         $1,211    $1,181
  Operating Income                            312           282          286            256       230
  Other Income                                 13             9            4              9         7
  Net Income                                  227           195          190            169       152
  Earnings Available for Common Stock         219           186          185            163       146

Balance Sheet Data
  Utility Plant, Net                       $3,432        $3,310       $3,197         $3,158    $2,998
  Total Assets                              4,246         4,054        3,959          3,802     3,587

  Capitalization:
    Common equity                           1,499         1,447        1,413          1,315     1,133
    Preferred Stock (Not subject
      to purchase or sinking funds)           106           106           26             26        26
    Preferred Stock, Net (Subject to
      purchase or sinking funds)               11            12           43             46        50
    Company -  Obligated  mandatorily
    redeemable  preferred  securities  of the
      Company's  Subsidiary  Trust,  SCE&G Trust I, holding  solely $50 million, principal amount of 7.55% of Junior Subordinated Debentures
      of the Company, due 2027                 50            50           -             -         -
    Long-term debt, net                     1,206         1,262        1,277          1,279     1,231
  Total Capitalization                     $2,872        $2,877       $2,759         $2,666    $2,440
=====================================================================================================
Other Statistics
  Electric:
    Customers (Year-End)                  517,472       503,930      493,346        484,381   476,438
    Total sales (Million KWH)              21,204        18,853       18,012         17,585    16,840
    Residential:
      Average annual use per customer (KWH)14,481        13,214       14,149         13,859    13,048
      Average annual rate per KWH          $.0801        $.0799       $.0785         $.0747    $.0743
    Generating capability - Net MW
      (Year-End)                            3,807         3,790        3,756          3,722     3,316
    Territorial peak demand - Net MW        3,935         3,734        3,698          3,683     3,444
  Gas:
    Customers (Year-End)                  256,842       252,587      248,496        242,342    238,433
    Sales, excluding transportation
      (Thousand Therms)                   413,038       385,537      390,451        362,384    322,837
    Residential:
      Average annual use per customer
       (Therms)                               521           531          639            570        538
      Average annual rate per therm          $.86          $.86         $.74           $.82       $.84
----


                                SCANA CORPORATION

                                FINANCIAL SECTION

ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                      RESULTS OF OPERATIONS

     Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States,
(3) changes in the economy in areas served by SCANA's subsidiaries, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities for the Company's regulated and non-regulated subsidiaries, (8) the results of financing efforts, (9) changes in the Company's accounting policies, (10) weather conditions in areas served by the Company's utility subsidiaries, (11) performance of the telecommunications companies in which the Company has made significant investments, (12) inflation,
(13) exposure to environmental issued and liabilities, (14) changes in environmental regulation, (15) successful correction of any material Year 2000 problem or, alternatively, successful implementation of a contingency plan by the Company and any critical third party suppliers and (15) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

        The electric utility industry continues a major transition that is resulting in expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of SCANA's electric revenues is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. The Company is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

        The Company is aggressively pursuing actions to position itself strategically for the transformed environment. The Company's entry into the newly deregulated retail natural gas market in Georgia is designed in part to provide a potential market for any future deregulated electric industry (see Georgia Retail Gas Market below). In addition, SCE&G has undertaken a variety of initiatives, including reductions in staffing levels and the accelerated recovery of its electric regulatory assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. A significant new management information system was implemented in 1998, and a new customer information system will be fully implemented in the first half of 1999. Marketing of services to commercial and industrial customers has increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. The Company believes that these actions as well as numerous others that have been and will be taken demonstrate its commitment to succeed in the new operating environment to come.

        Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, the Company may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on the Company's results of operations in the period that a write-off would be required. It is expected that cash flows and the financial position of the Company would not be materially affected by the discontinuation of the accounting treatment. The Company reported approximately $216 million and $71 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $130 million and $56 million, respectively, on its balance sheet at December 31, 1998.

        The Company's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in these assets. The Company cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect the Company's results of operations in the period in which they are recorded. As of December 31, 1998, the Company's net investment in fossil/hydroelectric generation and nuclear generation assets was $1,220.3 million and $619.2 million, respectively.

Georgia Retail Gas Market

        In October 1998, Georgia's retail natural gas market opened to competition. The Company's subsidiary, Energy Marketing, is among the 19 marketers authorized to market natural gas to the 1.4 million residential and commercial customers served by a Georgia utility. Energy Marketing is offering customers a competitive rate without requiring a long-term contract or deposit. Energy Marketing's strategy relies heavily on direct advertising, including incentives to customers who choose Energy Marketing to be their new service provider. In addition, Energy Marketing has numerous alliances and affinity relationships with electric member cooperatives, churches and community organizations, among others, through which it offers incentives. Energy Marketing's success in acquiring customers is significantly exceeding its projections. As a result, expenses are also significantly higher than expected. For the period ending December 31, 1998, Energy Marketing had incurred approximately $8 million in losses (net of taxes), including startup costs which were expensed as incurred. At the current rate of expansion, Energy Marketing anticipates incurring losses during 1999 equal or greater than those experienced in 1998. The level of future revenues and expenditures, including startup costs, is dependent on several factors that cannot be reasonably predicted. These factors included how rapidly Energy Marketing gains market share, the intensity of competition as it continues to develop, the margin Energy Marketing is able to achieve on gas sales and its ability to find industrial interruptible customers to purchase available capacity.

LIQUIDITY AND CAPITAL RESOURCES

        The Company's cash requirements arise primarily from SCE&G's operational needs, SCE&G's construction program and the need to fund the activities or investments of the Company's nonregulated subsidiaries. The ability of the Company's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. The Company's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. As a result, the Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief if requested.

        SCANA and Westvaco each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 and is in the final stages. Construction financing of approximately $170 million was provided to Cogen by banks. On December 30, 1998, SCANA provided a capital contribution of approximately $15.5 million to Cogen. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $51 million from Cogen, alleging that construction cost overruns were incurred, and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through
2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G is paying the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.


The revised estimated primary cash requirements for 1999, excluding requirements for fuel liabilities and short-term borrowings, and the actual primary cash requirements for 1998 are as follows:

                                                    1999            1998
----------------------------------------------------------------------------
                                                    (Millions of Dollars)
Property additions and construction
  expenditures, net of allowance for
  funds used during construction                    $308            $281
Nuclear fuel expenditures                              5              23
Maturing obligations, redemptions and
  sinking and purchase fund requirements             158             257
----------------------------------------------------------------------------
    Total                                           $471            $561
============================================================================

       Approximately 45% of total cash requirements (after payment of dividends) was provided from internal sources in 1998 as compared to 62% in 1997.

                       SCANA has in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. The proceeds from the sales of these securities may be used to fund additional business activities in nonutility subsidiaries, to reduce short-term debt incurred in connection therewith or for general corporate purposes. At December 31, 1998, SCANA had registered with the SEC and available for issuance $200.0 million under this program.

       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1998 the Bond Ratio was 5.30. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $396 million at December 31, 1998), (ii) retirements of Class A Bonds (which retirement credits totaled $100.3 million at December 31, 1998), and (iii) cash on deposit with the Trustee.

       SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $315 million were available for such purpose at December 31, 1998), until such time as two thirds of all Class A Bonds are held by the Trustee. Thereafter, the Old Mortgage may be amended to allow New Bonds to be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1998 the New Bond Ratio was 6.72.

       SCE&G expects in 1999 to amend the Old Mortgage to conform certain of its provisions to those of the New Mortgage, including (i) the elimination of the maintenance and replacement fund and the utilization of unfunded net property additions previously applied in satisfaction thereof as a basis for the issuance of bonds; (ii) the issuance of bonds in a principal amount equal to 70% of unfunded net property additions instead of 60%; and (iii) the conformance of the interest coverage requirements for the issuance of bonds to those of the New Mortgage.

       The following additional financing transactions have occurred since December 31, 1997:

o On January 13, 1998 SCANA issued $60 million of medium-term notes due January 13, 2003 at an interest rate of 6.05%. The funds were used to refinance unsecured bank loans in a like total amount.

o On July 8, 1998, SCANA issued $75 million of medium-term notes having an annual interest rate of 6.25% and maturing on July 8, 2003. These funds were used to finance an additional investment of $75 million in Powertel, Inc.

o On October 23, 1998, SCANA issued $115 million of medium-term notes having an annual interest rate of 5.81% and maturing on October 23, 2008. These funds were used to reduce short-term debt.

o On October 29, 1998, SCANA's shelf registration statement filed with the SEC became effective, providing for the issuance of up to an additional $200 million in medium-term notes.

o On November 2, 1998, SCE&G redeemed, prior to maturity, all $30 million principal amount outstanding of its 7.25% Series First and Refunding Mortgage Bonds due January 1, 2002.

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

        Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 2001. GENCO has not sought such authorization.

       At December 31, 1998 SCE&G had $285 million of authorized lines of credit which includes a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1998 totaled $285 million. SCE&G commercial paper outstanding at December 31, 1998 and December 31, 1997 was $125.2 million and $13.3 million, respectively. In addition, Fuel Company had a credit agreement for a maximum of $125 million with the full amount available at December 31, 1998. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1998 was $66.0 million.

       SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1998 the Preferred Stock Ratio was 2.27.

       On January 26, 1998 an additional three million shares of SCANA common stock were registered for sale under the SPSP. During 1998, approximately 1.3 million shares of SCANA's common stock were purchased on the open market for issuance under the SPSP.

       The Company anticipates that its 1999 cash requirements of $633 million will be met through internally generated funds (approximately 51%, after payment of dividends), and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also be made. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

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

         SCE&G and GENCO filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995 and Phase II nitrogen oxide requirements in 1997. The Company currently estimates that air emissions control equipment will require capital expenditures of $170 million over the 1999-2003 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $18 million per year. To meet compliance requirements through the year 2008, the Company anticipates total capital expenditures of approximately $268 million.

         On September 24, 1998, the United States Environmental Protection Agency (EPA) issued its final regional nitrogen oxide state implementation plan
(SIP) call rule. The rule finds that 22 eastern states, including South Carolina, and the District of Columbia are all contributing significantly to ozone non-attainment in downwind states. In response to that finding, EPA is requiring that those 22 states amend their SIP's to achieve significant reductions in ozone emissions within those states, and has targeted primarily utility sources for the application of more rigorous nitrogen oxide emissions controls. A number of states, including South Carolina, and other parties, including a utility coalition of which the Company is a member, have filed suit in federal court to challenge the EPA rule. Should the rule be upheld, the Company may be required to make significant capital expenditures to add supplemental nitrogen oxide control technology to one or more of its fossil generation plants.

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

         In 1998 DHEC promulgated regulations for the disposal of industrial solid waste as directed by the South Carolina Solid Waste Policy and Management Act of 1991. The full impact of these regulations is not yet known; however, they may significantly increase SCE&G's and GENCO's costs of construction and operation of existing and future ash management facilities.

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, the Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $21.3 million and $32.4 million at December 31, 1998 and 1997, respectively. The deferral includes the estimated costs associated with the matters discussed below.

     o In September 1992, the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the
          National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $2.2 million. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA.

        In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

o SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two
        sites,   and  is   monitoring   the  nature   and  extent  of   residual
        contamination.

Regulatory Matters

       On December 11, 1998, the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04% return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0% by 1.04%, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order requires prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the Commission-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. The order requires the rate reductions to be placed into effect with the first billing cycle of January 1999. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's return on equity of 12.0%.

       On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or
 .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998, the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

         On August 8, 1990, the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates appealed to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order. Pipeline Corporation appealed that decision to the Supreme Court, which on January 10, 1994 reversed the Circuit Court decision and reinstated the PSC order. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate of South Carolina. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group and remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation. The Circuit Court also issued a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the cap should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and has held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceedings on remand. The remanded case was heard by the PSC in June 1998. The PSC set an overall rate of return on equity for Pipeline Corporation of 12.5-16.5%. The South Carolina Energy Users Committee (SCEUC) appealed the order to the Circuit Court. Pipeline Corporation subsequently filed a Motion to Dismiss the SCEUC's appeal on the grounds that it was not timely filed. These cases should be heard in 1999.

         The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See "Competition" for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of the Company, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate any material adverse impact on the results of operations, cash flows, financial position or business prospects.

Year 2000 Issue

        The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of the Company if not addressed, the Company's goal is to be Year 2000 ready. This means that before the year 2000, critical systems, equipment, applications and business relationships will have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

        In 1993, SCANA began the first of several projects to replace many of its business application systems to provide increased functionality and to improve access to business information. Accordingly, SCANA has implemented new general ledger, purchasing, materials inventory and accounts payable systems, and is currently implementing a new customer information system. The new customer information system is being phased into production by geographical area, and should be fully implemented in the first half of 1999. These new systems, which comprise a significant portion of SCANA's applications software, are designed to be Year 2000 compliant, and therefore mitigate overall Year 2000 exposure.

        In 1997, SCANA established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts throughout the Company. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of SCANA and to the board of directors. It is chaired by the chief financial officer of SCANA and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.

        SCANA's Year 2000 efforts encompass three projects, all reporting to the Steering Committee. The Information Technology Project covers all mainframe and client server application software, infrastructure hardware, system software, desktop computers and network equipment. The Embedded Systems Project covers all microprocessors, instruments and control devices, monitoring equipment on power lines and in substations, security and control devices, telephone systems and certain types of meters. The Procedures and External Interfaces Project covers Year 2000 procedures, documentation and communications with key suppliers, vendors, customers, financial institutions and governmental agencies.

        SCANA's Year 2000 project approach involves the following: (1) inventorying all Year 2000 internal and external items and entities and updating the Year 2000 Inventory Database; (2) performing risk analysis and corporate prioritization of all inventory entries; (3) performing detailed assessments of all inventory entries to determine Year 2000 readiness and establishing a remediation action plan where necessary; (4) remediating all inventory entries assessed as non-compliant, including repairing, replacing or developing acceptable work-arounds; (5) testing through date simulation and comprehensive test data; (6) implementation of all converted systems and equipment into production operations; and (7) contingency planning.

        Detailed project plans exist for each of the Year 2000 projects. These project plans, work schedules and resource requirements are reviewed weekly by the project managers and monthly by the Steering Committee. The Year 2000 projects, which will address the Company's critical systems and business relationships, are appropriately staffed and are currently on schedule to be completed by July 1999. As reported to the North American Electric Reliability Council (NERC) in January 1999, the Company was 100% complete with inventory tasks, 63% complete with detailed assessment tasks and 58% complete with remediation tasks.

        The Information Technology Project Team has completed the assessment and initial code remediation for all application software. Many of the applications have been tested in an isolated Year 2000 testing environment and the rest are being tested according to the project schedule. The assessment of the technical infrastructure and desktop computing environment is complete and required remediation is in process. Testing of all network equipment is in process. The Information Technology Project was approximately 55% complete through December 1998.

        The Embedded Systems Project Team, which includes approximately 20 engineers with prior experience with microprocessors, was formed, and detailed assessment, remediation and testing procedures were developed. This team is currently working closely with each of SCANA's business units to complete the assessments of critical systems and equipment based on the corporate prioritization process. An Embedded Systems Audit Review Committee has been established to review all assessments for critical systems. As assessments are completed, any required remediation efforts are evaluated and implemented. Independent verifications for selected completed assessments are planned during the first quarter of 1999. The Embedded Systems Project was approximately 50% complete through December 1998.

        The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor and supplier communications. This team is coordinating communications with all significant vendors and suppliers in an attempt to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 issues. The Company has completed an initial survey of vendors and is currently evaluating the responses to the survey and conducting additional inquiries where necessary. The Company is also in the process of evaluating critical third party service providers to ascertain their Year 2000 readiness. The Company has developed communications materials explaining its year 2000 efforts and is continuing communications with significant customers and external groups, including the South Carolina and Georgia Public Service Commissions. The Procedures and External Interfaces Project was approximately 45% complete through December 1998.

        The Company's projected total cost of its Year 2000 efforts and the anticipated timing and breakdown of those expenditures, is as follows:

     ------------------- -------------- ------------------ ----------------
                         Internal       Out of Pocket      Total
     ------------------- -------------- ------------------ ----------------
                                     (Millions of Dollars)
     Project To Date       $ 2            $  6             $  8
     1999                    3               9               12
                          ----- -         -------          ----
     Total                 $ 5            $ 15              $20
     ------------------- -------------- ------------------ ----------------

        The cost of the project is based on management's best estimates, which are based on assumptions regarding future events. These future events include continued availability of key resources, third parties' Year 2000 readiness and other factors. The cost of the project is not expected to have a material impact on the results of operations or on the financial position or cash flows of SCANA or SCE&G. The costs of implementing the new business application systems referred to earlier are not included in these cost estimates.

        A failure to correct a material Year 2000 problem by the Company or by a critical third party supplier could result in an interruption in, or a failure of the Company's ability to provide energy services. At this time, the Company believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporary reduced generating capacity on the Company's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to customers. The Company has no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather-related outages that the Company encounters from time to time in its business today. Although the Company does not believe that this scenario will occur, the Company is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on the Company's operations, cash flow and financial position cannot be determined, there is no assurance that it would not be material.

        The Company has established eight business continuity planning task groups to develop Year 2000 business continuity plans. These task groups have developed initial draft plans to cover the Company's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the initial draft Year 2000 business continuity plans. The initial draft plans are continuing to be enhanced, and where necessary, new plans will be developed to include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios and critical system failures. The final plans will also include mitigation strategies to address reliance on critical suppliers.

        NERC is coordinating Year 2000 efforts of the electric utility industry in the United States and contingency planning within the regional electric reliability councils. Coordination in SCE&G's region is through the Southeastern Electric Reliability Council (SERC). SCE&G's contingency planning efforts are in compliance with the SERC and NERC contingency planning guidelines which required draft contingency plans to be complete by December 31, 1998 and will require final contingency plans to be complete by June 30, 1999.

        In addition to NERC and SERC, SCE&G is working with the Electric Power Research Institute to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, SCE&G is closely cooperating with other utility companies that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

Other Matters

         On December 1, 1997, Petroleum Resources sold substantially all of its assets for $110 million. The resulting gain of $17.6 million was recorded in "Other Income." Proceeds from the sale were used to repurchase approximately 3.7 million shares of SCANA's outstanding common stock through open market purchases and through privately negotiated transactions. All of the repurchased shares were retired, reducing the number of shares issued and outstanding.

Investments in Equity Securities

         The Company, through a subsidiary (SCI), has made significant investments in the equity securities of various telecommunications companies. The performance of these investments is subject to a number of risks and uncertainties. Important factors that impact the performance of these investments include continuing rapid and significant changes in technology, increasingly intense competition and changing consumer preferences and expectations, among others.

        At December 31, 1998, SCI held the following investments in ITC Holding Company (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates PCS systems in several major Southeastern markets. SCI owns approximately 4.6 million common shares of Powertel at a cost of approximately $68.0 million. Common shares were initially recorded at $14.85 per share, and closed at $13.5625 on December 31, 1998, resulting in a pre-tax unrealized holding loss of $5.8 million. The after-tax amount of such loss is included in the balance sheet as a component of "Common Equity." On June 30, 1998, SCI purchased 50,000 shares of non-voting 6.5% series E convertible preferred stock of Powertel. In addition, SCI owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million) and 50,000 shares series D ($22.5 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $131.8 million at December 31, 1998, resulting in an unrecorded pre-tax holding loss of $40.8 million. On September 15, 1998, SCI received 113,656 shares of Powertel Common Stock as its quarterly dividend on the preferred series E investment.



     o ITC Delta^Com, Inc. (ITCD) is a fiber optic telecommunications provider. On November 9 1998, SCI purchased 500,000 common shares of ITCD at a cost of $14.50 per share. Prior to this SCI owned approximately 3.6 million common shares of ITCD (after giving effect to a two-for-one stock split announced July 29, 1998) at a cost of approximately $9 million. ITCD common stock closed at $15.25 per share on December 31, 1998, resulting in a pre-tax unrealized holding gain of $45.6 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock (after giving effect to the two-for-one stock split). The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $45.2 million at December 31, 1998, resulting in an unrecorded pre-tax holding gain of $33.9 million.

o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable, television, telephone and internet services. SCI owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owns an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share. Effective July 31, 1998, SCI sold all of its 3,639 shares of preferred stock in Knology to ITC. For each preferred share sold, SCI received $1,600 of ITC series B convertible preferred shares, for a total of 133,664 shares. SCI also received approximately $0.4 million in cash. SCI's original investment in these shares was approximately $5.3 million.

o ITC has an ownership interest in several Southeastern communications companies. SCI owns approximately 3.1 million common shares (after giving effect to a four-for-one stock split on August 25, 1998), 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares at a conversion price of $13.45 and $43.56, respectively, on a four to one basis. The market value of these investments is not readily determinable.

Subsequent Events

         On February 17, 1999, SCANA and Public Service Company of North Carolina, Inc. (PSNC) announced a definitive agreement whereby SCANA will acquire PSNC in a transaction valued at approximately $900 million, including the assumption of debt. The transaction will be accounted for as a purchase. It is anticipated that PSNC will be operated as a wholly-owned subsidiary of SCANA. Completion of the transaction is subject to the approval of the shareholders of both companies and applicable regulatory approvals. It is anticipated that the approval process can be completed by the end of 1999.

         On February 17, 1999, the Board of Directors also announced the adoption of a new common stock dividend policy to bring the Company's dividend payout ratio more in line with that of growth-oriented utilities. Under the new policy, the board anticipated declaring the current dividend of $0.385 cents per share payable July 1, 1999 and reducing the dividend to $0.275 per share, effective with the dividend to be paid thereafter. This action would make the Company's indicated annual dividend rate on common stock $1.10 per share.

         On March 9, 1999, SCE&G issued $100 million First Mortgage Bonds due March 1, 2009 at an interest rate of 6.125%. The funds were used to reduce short-term debt.

RESULTS OF OPERATIONS

Earnings and Dividends

         Earnings per share of common stock, the percent increase (decrease) from the previous year and the rate of return earned on common equity for the years 1996 through 1998 were as follows:

                                                1998      1997      1996
--------------------------------------------------------------------------
Earnings per weighted average share            $2.12     $2.06     $2.05
Percent increase in earnings
  per share                                     2.9%      0.5%     20.6%
Return earned on common equity                 12.8%     12.3%     12.8%
--------------------------------------------------------------------------

o 1998 Earnings per share and return on common equity increased primarily as a result of more favorable weather and customer growth, which more than offset higher operating costs in 1998 and the gain from the sale of oil and gas properties in 1997. In addition, net income for 1998 includes a one-time, after-tax reduction to depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift in depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

o 1997 Earnings per share and return on common equity increased primarily as a result of the $17.6 million after-tax gain on the sale of the oil and gas properties of Petroleum Resources and higher gas sales margins. These increases more than offset increases in operating expenses and the reduction to other income from the 1996 after-tax gain reported by SCI as a result of a business combination of Powertel.

         The Company's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 4.4% of income before income taxes in 1998, 4.0% in 1997 and 3.9% in 1996.

         In 1998 SCANA's Board of Directors raised the quarterly cash dividend on common stock to 38 1/2 cents per share from 37 3/4 cents per share. The increase, effective with the dividend payable on April 1, 1998, raised the indicated annual dividend rate to $1.54 per share from $1.51. See additional discussion of the Company's dividend policy at Subsequent Events.

         On December 1, 1997, Petroleum Resources sold substantially all of its assets for $110 million. The resulting after-tax gain of $17.6 million was recorded in "Other Income."

Electric Operations

         Electric operations sales margins for 1998, 1997 and 1996 were as follows:

                                                1998       1997       1996
---------------------------------------------------------------------------
                              (Millions of Dollars)

Operating revenues                           $1,219.8   $1,103.0   $1,106.5
Less:  Fuel used in generation                  262.3      248.4      250.5
       Purchased power                           31.5        9.4       11.4
---------------------------------------------------------------------------
     Margin                                  $  926.0   $  845.2   $  844.6
===========================================================================

o    1998    The sales margin increased for 1998 primarily due to morefavorable weather and customer growth.

o 1997 The sales margin increased slightly due to the favorable impact of the rate increase placed into effect in January 1997 and economic growth factors which were offset by the effect of milder weather.

     Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes were as follows:

Classification                                    1998          1997
-----------------------------------------------------------------------

Residential                                       676,578      (292,518)
Commercial                                        578,290       100,324
Industrial                                        389,931       113,717
Sales for Resale (excluding interchange)           65,367        36,894
Other                                              29,823            15
------------------------------------------------------------------------
    Total territorial                           1,739,989       (41,569)
Negotiated Market Sales Tariff                    610,784       (10,818)
=======================================================================
    Total                                       2,350,773       (52,387)
=======================================================================

o 1998 The sales volume increases for 1998 were primarily due to morefavorable weather and customer growth.

o 1997 The sales volume for residential sales decreased for 1997 as a result of milder weather.

Gas Distribution

     Gas distribution sales margins for 1998, 1997 and 1996 were as follows:

                                         1998        1997        1996
----------------------------------------------------------------------
                              (Millions of Dollars)

Operating revenues                      $230.4      $233.6      $234.8
Less:  Gas purchased for resale          142.4       151.9       157.1
----------------------------------------------------------------------
     Margin                             $ 88.0      $ 81.7      $ 77.7
======================================================================


o 1998The sales margin increased over 1997 due to renegotiation of industrial customers' contracts, lower gas prices and increased sales to electric generation facilities.

o 1997 The sales margin increased over the prior year primarily as a result of increases in contract prices and sales to industrial interruptible customers.

         Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                  1998          1997
----------------------------------------------------------------------
Residential                                      (2,685)   (2,188,215)
Commercial                                      389,468      (123,385)
Industrial                                    2,363,341     1,820,166
Transportation gas                             (673,795)     (430,610)
--------------------------------------------------------------------- -
     Total                                    2,076,329      (922,044)
=====================================================================

o 1998 The sales volume for commercial and industrial customers increased, and transportation decreased, for 1998 as a result of lower gas prices and increased sales to electric generation facilities.

o 1997 The sales volume for residential customers decreased for 1997 as a result of milder weather which was partially offset by increases in sales to industrial interruptible customers.

Gas Transmission

         Gas transmission sales margins for 1998, 1997 and 1996 were as follows:

                                         1998        1997        1996
----------------------------------------------------------------------
                              (Millions of Dollars)

Operating revenues                      $329.8      $339.9      $326.6
Less:  Gas purchased for resale          276.7       289.3       279.6
----------------------------------------------------------------------
     Margin                             $ 53.1      $ 50.6      $ 47.0
======================================================================


o 1998 The sales margin increased over 1997 primarily as a result of increased sales to electric generation facilities.

o 1997 The sales margin increased over the prior year primarily as a result of higher margins on sales to industrial interruptible customers. The higher margins were attributable to fewer curtailments due to higher system capacity from a pipeline expansion completed in late 1996.

     Increases (decreases) from the prior year in dekatherms (DT) sales volume by classes including transportation gas were as follows:

Classification                                  1998          1997
-----------------------------------------------------------------------
Commercial                                        9,799         4,056
Industrial                                    5,238,940     5,690,034
Transportation                                 (695,921)     (523,291)
Sale for resale                                 314,895       673,205
----------------------------------------------------------------------
     Total                                    4,867,713     5,844,004
=======================================================================

o 1998 The sales volume for industrial customers increased, and transportation decreased, for 1998 as a result of lower gas prices and increased sales to electric generation facilities. Sales for resale increased due to lower gas prices.

o 1997 The sales volume for industrial customers increased, and transportation decreased, for 1997 as a result of fewer curtailments due to higher system capacity from a pipeline expansion completed in late 1996.

Energy Marketing

         Energy marketing sales margins for 1998, 1997 and 1996 were as follows:

                                         1998        1997        1996
-----------------------------------------------------------------------
                              (Millions of Dollars)

Operating revenues                      $568.1      $205.9      $261.4
Less:  Gas and electricity
         purchased for resale            569.8       203.3       253.4
------------------------------------------------------------------------
     Margin                             $ (1.7)     $  2.6      $  8.0
=======================================================================


o 1998 The sales margin decreased for 1998 primarily due to losses on energy trading and continued mild weather.


o    1997  The sales margin decreased for 1997 primarily due to mild weather.

Other Operating Expenses and Taxes

         Increases (decreases) in other operating expenses, including taxes, were as follows:

Classification                                 1998              1997
-------------------------------------------------------------------------
                              (Millions of Dollars)

Other operation and maintenance               $31.1             $ 3.1
Depreciation and amortization                  (8.2)              5.5
Income taxes                                   30.7             (12.5)
Other taxes                                     5.7               8.6
------------------------------------------------------------------------
   Total                                      $59.3             $ 4.7
=========================================================================

o 1998 Other operating and maintenance expenses increased over 1997 primarily due to increased maintenance costs for electric generating and distribution facilities, various other electric operating costs and Year 2000 testing and remediation. The decrease in depreciation and amortization expense reflects the non-recurring adjustment to depreciation expense discussed under earnings and dividends. The increase in income tax expense primarily reflects changes in operating income. The increase in other taxes primarily results from increased property taxes.

o 1997 Other operation and maintenance expenses increased somewhat from 1996 levels. A decrease in transit operating costs resulting from the Company's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996 largely offset increases in costs at electric generating plants and other operating costs. The increase in depreciation and amortization expenses for 1997 reflects the additions to plant-in-service. The change in income tax expense is primarily due to changes in pre-tax operating income and the difference between estimated income taxes accrued and actual income tax expense per the tax returns as filed. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope plant and other property additions which was partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope Plant property taxes is provided for in a retail electric rate increase that became effective January 1997.
Other Income

o 1998Other income, net of taxes, decreased approximately $25.1 million, primarily as a result of the gain on the sale of Petroleum Resources recorded in 1997. In addition, lower earnings from non-regulated businesses, primarily losses from energy marketing activities, resulted from decreased gas margins, volatility in power markets related to unusually hot summer weather and startup costs in new markets.

o 1997Other income, net of taxes, increased approximately $8.5 million. The primary factors accounting for the change in other income were the Petroleum Resources gain on the sale of oil and gas properties in 1997, offset by the gain reported by SCI in 1996 referred to under "Earnings and Dividends" and which is included in other income reported for 1996.

Interest Expense

         Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Classification                                 1998              1997
-------------------------------------------------------------------------
                              (Millions of Dollars)

Interest on long-term debt, net               $ 5.4             $ 1.1
Other interest expense                         (1.8)             (1.5)
-------------------------------------------------------------------------
   Total                                      $ 3.6             $(0.4)
=========================================================================

o 1998 Interest expense increased over 1997 as a result of the issuance of medium-term notes in the third quarter of 1998.

o 1997 There was no material change in interest expense.


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


                        December 31, 1998
                                              Expected Maturity Date
                              (Millions of Dollars)
                                                               There-            Fair
Liabilities              1999    2000    2001    2002   2003   after    Total    Value
                        ----------------------------------------------------------------

  Long-Term Debt:
  Fixed Rate ($)        106.5   213.5    27.5   27.5   284.4 1,165.8   1,789.5  1,869.1
  Average Interest Rate  6.86    5.93    6.87   6.87    6.29    7.47      7.04

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has invested in a telecommunications company approximately $40 million for 11.875% senior discount notes due 2007. The fair value of these notes approximates cost. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax, to other comprehensive income.

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $375.1 million, in accordance with Statement of Financial Accounting Standards No. 115. A ten percent decline in market value would result in a $37.5 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses.

  ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                                TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                                STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


               Page

  Independent Auditors' Report............................................   41

  Consolidated Financial Statements:

  Consolidated Balance Sheets as of December 31, 1998 and 1997............   42

  Consolidated Statements of Income and Retained Earnings for
     the years ended December 31, 1998, 1997 and 1996.....................   44

  Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, 1997 and 1996...                                     45

  Consolidated Statements of Capitalization as of
     December 31, 1998 and 1997....................                          46

  Consolidated Statements of Changes in Common Equity for the years ended
     December 31, 1998 and 1997..........................................    48

  Notes to Consolidated Financial Statements.............................    49


     Information required to be disclosed in supplemental financial statement schedules is included in the consolidated financial statements or in the notes thereto.

INDEPENDENT AUDITORS' REPORT



SCANA Corporation:

We have audited the accompanying Consolidated Balance Sheets, Statements of Capitalization and Statements of Changes in Common Equity of SCANA Corporation and subsidiaries (Company) as of December 31, 1998 and 1997 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, SC
February  8, 1999
(February 17, 1999 as to Note 13)









SCANA Corporation
CONSOLIDATED BALANCE SHEETS

December 31,                                                          1998          1997
ASSETS                                                               (Millions of Dollars)
Utility Plant (Notes 1, 3 & 4):
  Electric                                                           $4,406        $4,292
  Gas                                                                   604           580
  Other                                                                 175            84
-------------------------------------------------------------------------------------------
    Total                                                             5,185         4,956
  Less accumulated depreciation and amortization                      1,728         1,619
-------------------------------------------------------------------------------------------
    Total                                                             3,457         3,337
  Construction work in progress                                         251           234
  Nuclear fuel, net of accumulated amortization                          56            53
  Acquisition adjustment-gas, net of accumulated amortization            23            24
-------------------------------------------------------------------------------------------
      Utility Plant, Net                                              3,787         3,648
-------------------------------------------------------------------------------------------

Nonutility Property and Investments (net of accumulated
  depreciation and depletion)(Note 1)                                   493           364
-------------------------------------------------------------------------------------------

Current Assets:
  Cash and temporary cash investments (Note 8)                           62            60
  Receivables                                                           276           248
  Inventories (At average cost):
    Fuel (Notes 3 & 4)                                                   63            51
    Materials and supplies                                               56            52
  Prepayments                                                            22            16
  Deferred income taxes                                                  22            25
-------------------------------------------------------------------------------------------
      Total Current Assets                                              501           452
-------------------------------------------------------------------------------------------

Deferred Debits:
  Emission allowances                                                    31            31
  Environmental                                                          22            32
  Nuclear plant decommissioning fund (Note 1)                            56            49
  Pension asset, net (Note 1)                                           115            82
  Other (Notes 1 & 10)                                                  276           274
-------------------------------------------------------------------------------------------
      Total Deferred Debits                                             500           468
-------------------------------------------------------------------------------------------

        Total                                                        $5,281        $4,932
===========================================================================================






PAGE


December 31,                                                          1998          1997
CAPITALIZATION AND LIABILITIES                                       (Millions of Dollars)
Stockholders' Investment:
  Common Equity (Note 5)                                             $1,746        $1,788
  Preferred stock (Not subject to purchase or sinking funds)            106           106
-------------------------------------------------------------------------------------------
     Total Stockholders' Investment                                   1,852         1,894
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 & 8)                                                    11            12
SCE&G-Obligated Mandatorily Redeemable Preferred
  Securities  of SCE&G's  Subsidiary  Trust,  SCE&G Trust I, holding  solely $50 million principal amount of the 7.55%
  Junior Subordinated Debentures of SCE&G, due 2027                      50            50
Long-Term Debt, Net (Notes 3, 4 & 8)                                  1,623         1,566
-------------------------------------------------------------------------------------------
         Total Capitalization                                         3,536         3,522
-------------------------------------------------------------------------------------------

Current Liabilities:
  Short-term borrowings (Notes 8 & 9)                                   195            59
  Current portion of long-term debt (Note 3)                            107            73
  Accounts payable                                                      219           131
  Customer deposits                                                      18            18
  Taxes accrued                                                          72            59
  Interest accrued                                                       28            26
  Dividends declared                                                     42            43
  Other                                                                  13            14
-------------------------------------------------------------------------------------------
         Total Current Liabilities                                      694           423
-------------------------------------------------------------------------------------------

Deferred Credits:
  Deferred income taxes (Notes 1 & 7)                                   628           612
  Deferred investment tax credits (Notes 1 & 7)                         108            98
  Reserve for nuclear plant decommissioning (Note 1)                     56            49
  Postretirement benefits                                                87            61
  Other (Note 1)                                                        172           167
-------------------------------------------------------------------------------------------
         Total Deferred Credits                                       1,051           987
-------------------------------------------------------------------------------------------

Commitments and Contingencies (Note 10)                                   -             -
-------------------------------------------------------------------------------------------

           Total                                                     $5,281        $4,932
===========================================================================================


See Notes to Consolidated Financial Statements.








PAGE

SCANA Corporation
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS

For the Years Ended December 31,                            1998          1997       1996
-----------------------------------------------------------------------------------------
                              (Millions of Dollars
                            except per share amounts)
Operating Revenues (Notes 1 & 2):
  Electric                                                 $1,220        $1,103     $1,107
  Gas                                                         411           419        403
  Transit                                                       1             1          3
------------------------------------------------------------------------------------------
        Total Operating Revenues                            1,632         1,523      1,513
------------------------------------------------------------------------------------------
Operating Expenses:
  Fuel used in electric generation                            262           248        251
  Purchased power                                              31             9         11
  Gas purchased for resale                                    269           287        277
  Other operation (Note 1)                                    257           239        239
  Maintenance (Note 1)                                         84            72         68
  Depreciation and amortization (Note 1)                      145           153        148
  Income taxes (Notes 1 & 7)                                  136           105        118
  Other taxes                                                 103            96         87
------------------------------------------------------------------------------------------
        Total Operating Expenses                            1,287         1,209      1,199
------------------------------------------------------------------------------------------
Operating Income                                              345           314        314
------------------------------------------------------------------------------------------

Other Income (Note 1):
  Other income, net of income taxes                             5            13         22
  Gain on sale of subsidiary assets, net of income taxes        -            18          -
  Allowance for equity funds used during construction           8             7          7
------------------------------------------------------------------------------------------
        Total Other Income                                     13            38         29
------------------------------------------------------------------------------------------
Income Before Interest Charges
  and Preferred Stock Dividends                               358           352        343
------------------------------------------------------------------------------------------

Interest Charges (Credits):
  Interest on long-term debt, net                             121           115        115
  Other interest expense                                       10            12         13
  Allowance for borrowed funds used
    during construction (Note 1)                               (8)           (6)        (6)
------------------------------------------------------------------------------------------
        Total Interest Charges, Net                           123           121        122
------------------------------------------------------------------------------------------
Income Before Preferred Dividend Requirements
  on Mandatorily Redeemable Preferred Securities              235           231        221
Preferred Dividend Requirement of SCE&G
  - Obligated Mandatorily Redeemable
  Preferred Securities                                          4             1          -
------------------------------------------------------------------------------------------
Income Before Preferred Stock Cash
  Dividends of Subsidiary                                     231           230        221
Preferred Stock Cash Dividends of
  Subsidiary (At stated rates)                                 (8)           (9)        (6)
------------------------------------------------------------------------------------------
Net Income                                                    223           221        215
Retained Earnings at Beginning of Year                        617           558        498
Common Stock Cash Dividends Declared (Note 5)                (162)         (162)      (155)
------------------------------------------------------------------------------------------
Retained Earnings at End of Year                           $  678        $  617     $  558
==========================================================================================
Net Income                                                 $  223        $  221     $  215
Weighted Average Number of Common Shares
  Outstanding (Millions)                                    105.3         107.1      105.1
Earnings Per Weighted Average Share of
  Common Stock (Basic and Diluted)                          $2.12         $2.06      $2.05
==========================================================================================

See Notes to Consolidated Financial Statements.







PAGE

SCANA Corporation
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                                 1998              1997              1996
---------------------------------------------------------------------------------------------------------
                                                                           (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                     $223              $221              $215
  Adjustments  to  reconcile  net  income to net cash  provided  from  operating activities:
    Depreciation, depletion and amortization                      152               176               183
    Amortization of nuclear fuel                                   20                19                19
    Deferred income taxes, net                                     15                30                34
    Pension asset                                                 (33)              (24)              (23)
    Postretirement benefits                                        26                24                16
    Allowance for funds used during construction                  (16)              (13)              (13)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                          (28)                1               (28)
      (Increase) decrease in inventories                          (16)               15                (8)
      Increase (decrease) in accounts payable                      88               (26)               19
      Increase (decrease) in taxes accrued                         13               (12)                4
    Other, net                                                     23                 1               (17)
----------------------------------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                       467               412               401
---------------------------------------------------------------------------------------------------------
Cash Flows From Investing Activities:
  Utility property additions and construction expenditures,
   net of AFC                                                    (281)             (250)             (235)
  (Increase) decrease in nonutility property and investments:
    Sale of oil and gas producing properties                        -               110                53
    Nonutility property                                           (22)              (38)              (37)
    Investments                                                  (106)              (75)              (85)
    Sale of real estate assets                                      -                 8                 2
---------------------------------------------------------------------------------------------------------
Net Cash Used For Investing Activities                           (409)             (245)             (302)
----------------------------------------------------------------------------------------------------------
Cash Flows From Financing Activities:
  Proceeds:
    Issuance of notes and loans                                   249                86                64
    Issuance of SCE&G - obligated mandatorily redeemable
      trust preferred securities                                    -                49                 -
    Issuance of preferred stock                                     -                99                 -
    Issuance of common stock                                        -                29                69
  Repayments:
    Common stock                                                 (110)                -                 -
    Mortgage bonds                                                (50)              (15)              (22)
    Notes and loans                                               (96)              (70)              (69)
    Other long-term debt                                            -                (8)                -
    Preferred stock                                                (1)              (53)               (3)
  Dividend payments:
    Common stock                                                 (163)             (160)             (153)
    Preferred stock                                                (7)               (9)               (5)
  Short-term borrowings, net                                      136               (86)               32
  Fuel financings, net                                            (14)               14               (11)
----------------------------------------------------------------------------------------------------------
Net Cash Used For Financing Activities                            (56)             (124)              (98)
----------------------------------------------------------------------------------------------------------
Net Increase in Cash and Temporary Cash Investments                 2                43                 1
Cash and Temporary Cash Investments, January 1                     60                17                16
---------------------------------------------------------------------------------------------------------
Cash and Temporary Cash Investments, December 31                 $ 62              $ 60              $ 17
=========================================================================================================

Supplemental Cash Flow Information:
  Cash paid for - Interest (Includes capitalized interest of
                            $7, $6 and $6)                       $127              $124              $126
                - Income taxes                                    114               113               115

Noncash Financing Activities:
  Unrealized gain on securities
    available for sale (net of tax)                                 7                18                 -
  Charleston Franchise Agreement                                    -                 -                21
  Charleston Environmental Agreement                                -                 -                20




See Notes to Consolidated Financial Statements.




PAGE

SCANA Corporation
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                      1998            1997
------------------------------------------------------------------------------------------------------
                                                                                 (Millions of Dollars)
Common Equity (Note 5):
  Common stock, without par value, authorized 150,000,000 shares; issued
    and outstanding, 1998 - 103,572,623 shares and 1997 -107,321,113 shares     $1,043          $1,153
  Unrealized gain on securities available for sale                                  25              18
  Retained earnings                                                                678             617
------------------------------------------------------------------------------------------------------
Total Common Equity                                                              1,746     50%   1,788   51%
------------------------------------------------------------------------------------------------------------

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 1,200,000 shares
   $50 Par Value - Authorized   125,209 shares

                         Shares Outstanding        Redemption Price

               Series     1998       1997
  $100 Par      6.52%  1,000,000  1,000,000            100.00                      100             100
   $50 Par      5.00%    125,209    125,209             52.50                        6               6
------------------------------------------------------------------------------------------------------
Total Preferred Stock (Not subject to purchase or sinking funds)                   106     3%      106    3%
------------------------------------------------------------------------------------------------------------

South Carolina Electric & Gas Company:
Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 & 8):

  $100 Par Value - Authorized 1,550,000 shares; None outstanding in 1998 and 1997

  $50 Par Value - Authorized 1,580,052 shares

                         Shares Outstanding        Redemption Price

               Series     1998       1997
                4.50%     12,800     14,400             51.00                        1               1
                4.60%(A)  20,052     21,894             51.00                        1               1
                4.60%(B)  64,600     68,000             50.50                        3               4
                5.125%    69,000     70,000             51.00                        3               3
                6.00%     73,600     76,800             50.50                        4               4
                        -------------------
      Total              240,052    251,094
                        ===================


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1998 and 1997

Total Preferred Stock (Subject to purchase or sinking funds)                        12              13
Less: Current portion, including sinking fund requirements                           1               1
------------------------------------------------------------------------------------------------------
Total Preferred Stock, Net (Subject to purchase or sinking funds)                   11     -        12    -
-----------------------------------------------------------------------------------------------------------

SCE&G-Obligated   Mandatorily   Redeemable,   Preferred  Securities  of  SCE&G's
  Subsidiary  Trust,  SCE&G Trust I, holding solely $50 million principal amount of 7.55% Junior Subordinated Debentures
  of SCE&G, due 2027                                                                50     1%       50    1%
------------------------------------------------------------------------------------------------------------










December 31,                                                       1998           1997
---------------------------------------------------------------------------------------------
Long-Term Debt (Notes 3, 4 and 8):                             (Millions of Dollars)

SCANA Corporation:
  Bank Notes, due 1998                                               -             60
  Medium-Term Notes:
                                        Year of
                Series                  Maturity
                5.76%                     1998                       -             20
                7.17%                     1999                      43             43
                6.60%                     1999                      30             30
                6.15%                     2000                      20             20
                6.51%                     2003                      20             20
                6.90%                     2007                      25             25
                6.05%                     2003                      60              -
                6.25%                     2003                      75              -
                5.81%                     2008                     115              -

South Carolina Electric & Gas Company:
  First Mortgage Bonds:
                                        Year of
                Series                  Maturity
                6%                        2000                     100            100
                6 1/4%                    2003                     100            100
                7.70%                     2004                     100            100
                7 1/8%                    2013                     150            150
                7 1/2%                    2023                     150            150
                7 5/8%                    2023                     100            100
                7 5/8%                    2025                     100            100

  First and Refunding Mortgage Bonds:
                                        Year of
                Series                  Maturity
                6 1/2%                    1998                      -              20
                7 1/4%                    2002                      -              30
                9%                        2006                    131             131
                8 7/8%                    2021                    114             114

  Pollution Control Facilities Revenue Bonds:
    Fairfield County Series 1984, due 2014 (6.50%)                 57              57
    Orangeburg County Series 1994, due 2024 (5.70%)                30              30
    Other                                                          16              16
  Charleston Franchise Agreement due 1997-2002                     14              18
  Charleston Environmental Agreement due 1997-1999                  6              13
South Carolina Generating Company, Inc.:
  Berkeley County Pollution Control
    Facilities Revenue Bonds, Series 1984 due 2014 (6.50%)         36              36
  Note, 7.78%, due 2011                                            53              56
South Carolina Fuel Company, Inc. Commercial Paper                 66              80
South Carolina Pipeline Corporation Notes, 6.72%, due 2013         19              20
Other                                                               3               4
---------------------------------------------------------------------------------------------
Total Long-Term Debt                                            1,733           1,643
Less -  Current maturities, including sinking
          fund requirements                                       107              73
     -  Unamortized discount                                        3               4
---------------------------------------------------------------------------------------------
Total Long-Term Debt, Net                                       1,623    46%    1,566    45%
--------------------------------------------------------------------------------------------
Total Capitalization                                           $3,536   100%   $3,522   100%
============================================================================================




See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

For the Years Ended December 31,                 1998              1997
--------------------------------------------------------------------------------
                    Common Comprehensiv eCommon Comprehensive
                                       Equity   Income     Equity     Income
                              (Millions of Dollars)
Retained Earnings:
    Balance at January 1                  $  617           $  558
    Net Income                               223   $223       221     $221
    Dividend declared on common stock       (162)            (162)
                                          ------           ------
    Balance at December 31                   678              617
                                          ------           ------

Accumulated other comprehensive income:
    Balance at January 1                      18                -
    Unrealized gains on securities, net
      of taxes ($4 and $11 in 1998
      and 1997, respectively)                  7      7        18       18
                                          ------   ----    ------     ----
    Comprehensive income                           $230               $239
                                                   ====               ====
    Balance at December 31                    25               18
                                          ------           ------

Common Stock:
    Balance at January 1                   1,153            1,125
    Shares issued                              -               28
    Shares repurchased                      (110)               -
                                          ------           ------
    Balance at December 31                 1,043            1,153
                                          ------           ------

Total Common Equity                       $1,746           $1,788
                                          ======           ======





Accumulated other comprehensive income at December 31, 1998 and 1997 was comprised of unrealized holding gains on securities, net of taxes. Net income reported for the years ended December 31, 1998 and 1997 does not include any realized gains or losses from securities.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Organization and Principles of Consolidation

         SCANA Corporation (Company), a South Carolina corporation, is a public utility holding company within the meaning of the Public Utility Holding Company Act of 1935 but is exempt from registration under such Act. The Company, through wholly owned subsidiaries, is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina. The Company is also engaged in other energy-related businesses, such as the marketing of natural gas in Georgia's newly deregulated natural gas market. The Company has investments in telecommunications companies and provides fiber optic communications in South Carolina.

         The accompanying Consolidated Financial Statements reflect the accounts of the Company and its wholly owned subsidiaries:

  Regulated utilities
  South Carolina Electric & Gas Company (SCE&G)
  South Carolina Fuel Company, Inc. (Fuel Company)
  South Carolina Generating Company, Inc. (GENCO)
  South Carolina Pipeline Corporation (Pipeline Corporation)

  Nonregulated businesses
  SCANA Energy Marketing, Inc.  (Energy Marketing)
  SCANA Communications, Inc. (SCI)
  SCANA Propane Gas, Inc.
  SCANA Propane Storage, Inc.
  ServiceCare, Inc.
  Primesouth, Inc.
  SCANA Resources, Inc.
  SCANA Petroleum Resources, Inc. (Petroleum Resources) (in liquidation) SCANA Development Corporation (in liquidation)

         Certain investments are reported using the cost or equity method of accounting, as appropriate. Significant intercompany balances and transactions have been eliminated in consolidation except as permitted by Statement of Financial Accounting Standards No. 71 (SFAS 71), "Accounting for the Effects of Certain Types of Regulation" which provides that profits on intercompany sales to regulated affiliates are not eliminated if the sales price is reasonable and the future recovery of the sales price through the rate-making process is probable.

B.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of SFAS 71. The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1998, approximately $216 million and $71 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $130 million and $56 million, respectively. The electric and gas regulatory assets of approximately $50 million and $33 million, respectively (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2B, the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $14 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

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

         SCE&G, operator of the V. C. Summer Nuclear Station (Summer Station), and Santee Cooper (formerly the South Carolina Public Service Authority) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to SCE&G's portion of Summer Station was approximately $983.3 million and $978.2 million as of December 31, 1998 and 1997, respectively. Accumulated depreciation associated with SCE&G's share of Summer Station was approximately $369.2 million and $323.6 million as of December 31, 1998 and 1997, respectively. SCE&G's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.   Allowance for Funds Used During Construction

         AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company's regulated subsidiaries calculated AFC using composite rates of 8.7%, 9.1% and 9.1% for 1998, 1997 and 1996, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount incurred.

F.   Revenue Recognition

         Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

         Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. SCE&G had undercollected through the electric fuel cost component approximately $3.1 million and $1.3 million at December 31, 1998 and December 31, 1997, respectively, which are included in "Deferred Debits - Other."

         Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas costs and that contained in rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1998 and 1997 the Company had undercollected through the gas cost recovery procedure approximately $5.2 million and $7.6 million, respectively, which are included in "Deferred Debits Other."

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

The composite weighted average depreciation rates were as follows:


                                       1998             1997            1996
----------------------------------------------------------------------------
SCE&G                                  3.02%            3.09%           3.13%
GENCO                                  2.65%            2.63%           2.68%
Pipeline Corporation                   2.63%            2.62%           2.56%
Aggregate of Above                     2.98%            3.05%           3.08%
-----------------------------------------------------------------------------

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

H.   Nuclear Decommissioning

       Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to SCE&G's share of decommissioning activities were estimated to be approximately $200 million, including partial reclamation costs. SCE&G is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. SCE&G's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction
Plan). Under this plan, funds collected through rates ($3.2 million in each of 1998 and 1997) are used to pay premiums on insurance policies on the lives of certain Company personnel. SCE&G is the beneficiary of these policies. Through these insurance contracts, SCE&G is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by SCE&G to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from SCE&G described above. SCE&G records its liability for decommissioning costs in deferred credits.

       Pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, SCE&G has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $3.6 million at December 31, 1998, has been included in "Long-Term Debt, Net." SCE&G is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

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

J.   Pension Expense

     The Company has a noncontributory defined benefit pension plan, which covers substantially all permanent employees. Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. The Company's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     In addition to pension benefits, the Company provides certain health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost. The Company provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company amortized approximately $15.7 million, $15.6 million and $6.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. (See Note 2B.)

     Disclosure required for these plans under Statement of Financial Accounting
Standards   No.  132,   "Employer's   Disclosures   about   Pensions  and  Other
Postretirement Benefits" are set forth in the following tables:

                     Components of Net Periodic Benefit Cost

                                                                   Other
                                   Retirement Benefits   Postretirement Benefits

                                    1998    1997   1996     1998    1997    1996
                                   (Millions of Dollars)   (Millions of Dollars)

Service Cost                        $ 8.3  $  6.8  $  6.5   $ 2.6   $ 2.5  $ 2.6
Interest Cost                        25.9    23.5    22.0     9.4     7.8    7.8
Expected return on assets           (59.3)  (41.6)  (35.5)    N/A     N/A    N/A
Prior service cost amortization       1.1     1.1     1.4     0.7     0.7    0.7
Actuarial (gain) loss                (9.6)   (7.0)   (5.2)    1.0     0.1    0.5
Transition amount amortization        0.8     0.8     0.8    19.1    18.9    9.5
                                   ------  ------  ------   -----   -----  -----
Net periodic benefit (income)/cost $(32.8) $(16.4) $(10.0)  $32.8   $30.0  $21.1
                                   ======  ======  ======   =====   =====  =====

                 Weighted-Average Assumptions as of December 31

                                                                 Other
                                   Retirement Benefits   Postretirement Benefits

                                  1998   1997    1996    1998   1997    1996
                                  ----   ----    ----    ----   ----    ----

Discount rate                     7.0%    7.5%    7.5%    7.0%   7.5%    7.5%
Expected return on plan assets    9.5%    8.0%    8.0%      NA     NA      NA
Rate of compensation increase     4.0%    4.0%    3.0%    4.0%   4.0%    3.0%

                          Change in Benefit Obligation

                                                                 Other
                                 Retirement Benefits    Postretirement Benefits

                                   1998         1997        1998          1997
                                 (Millions of Dollars)     (Millions of Dollars)

Benefit obligation, January 1      $344.3        $306.9     $108.8       $110.1
Service cost                          8.3           6.8        2.6          2.5
Interest cost                        25.9          23.5        9.4          7.8
Plan participants' contributions      0.2           0.2        0.5          0.5
Actuarial (gain)/loss                28.3          25.1       23.3         (5.2)
Benefits paid                       (17.7)        (18.1)      (7.6)        (6.9)
                                   ------         -----     ------       ------
Benefit obligation, December 31    $389.3        $344.4     $137.0       $108.8
                                   ======        ======     ======       ======


                              Change in Plan Assets

                               Retirement Benefits

                                                1998         1997
                              (Millions of Dollars)

Fair value of plan assets, January 1            $632.9       $523.5
Actual return on plan assets                      83.5        119.5
Company contribution                                 -          7.8
Plan participants' contributions                   0.2          0.2
Benefits paid                                    (17.7)       (18.1)
                                                ------       ------
Fair value of plan assets, December 31          $698.8       $632.9
                                                ======       ======


The Company does not fund postretirement benefits other than pensions.

                                     Funded Status of Plans
                                                                 Other
                   Retirement Benefits Postretirement Benefits

                                      1998      1997        1998          1997
                                    Millions of Dollars)   (Millions of Dollars)

Funded status, December 31           $309.5   $288.5     $(137.0)     $(108.8)
Unrecognized actuarial (gain)/loss   (213.4)  (227.1)       34.5         12.2
Unrecognized prior service cost        12.3     13.4         5.1          5.8
Unrecognized net transition
  obligation                            6.5      7.4        10.7    29.8
                                     ------    ------     ------- -------
Net amount recognized in
  Consolidated Balance Sheets        $114.9   $ 82.2     $ (86.7)     $ (61.0)
                                     ======   ======     =======      =======

Health Care Trends

The determination of net periodic postretirement benefit cost is based on the following assumptions:


                                           1998       1997      1996
--------------------------------------------------------------------------------
Health care cost trend rate                8.5%       9.0%       9.5%
Ultimate health care cost trend rate       5.0%       5.5%       5.5%
Year achieved                             2005       2004       2004


The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits are as follows:

                                                       1%          1%
                                                   Increase     Decrease
                                 (Millions of Dollars)

Effect on health care cost                           $0.2         $(0.3)
Effect on postretirement obligation                   3.5          (3.9)


K.   Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

        For regulatory purposes, long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.   Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, the Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $21.3 million and $32.4 million at December 31, 1998 and 1997, respectively. The deferral includes the estimated costs associated with the matters discussed in Note 10C.

M.  Oil and Gas

        On December 1, 1997 substantially all of the assets of the Company's oil and gas exploration and production subsidiary, Petroleum Resources, were sold for $110 million, resulting in an after-tax gain of $17.6 million. The Company followed the full cost method of accounting for its oil and gas operations and, accordingly, capitalized all costs it incurred in the acquisition, exploration and development of interests in oil and gas properties. In addition, the capitalized costs were subject to a ceiling test. However, no non-cash writedowns resulted from the application of the ceiling test for the years ended December 31, 1997 or 1996.

N.  Temporary Cash Investments

        The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

O.       Recently Issued Accounting Standard

        The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 2000, establish accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and hedging activities. The impact that adoption of the provisions of the Statement will have on the Company's results of operations, cash flows and financial position has not been determined.

P.   Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

Q.   Use of Estimates

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


2.      RATE MATTERS

       A. On December 11, 1998, the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order requires prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the Commission-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. The order requires the rate reductions to be placed into effect with the first billing cycle of January 1999. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration, ruled that no further rate action was required, and reaffirmed SCE&G's return on equity of 12.0 percent.

       B. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or
 .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for ratemaking purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998, the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       C. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 1998, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge at $.011 per therm which should enable SCE&G to recover the remaining balance of $22.1 million by December 2002.

        D. In September 1992 the PSC issued an order granting SCE&G a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996, the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. SCE&G has appealed these two PSC orders to the Circuit Court where they are awaiting action.

        E. On August 8, 1990, the PSC issued an order approving changes in Pipeline Corporation's gas rate design for sales for resale service and upholding the "value-of-service" method of regulation for its direct industrial service. Direct industrial customers seeking "cost-of-service" based rates appealed to the Circuit Court, which reversed and remanded to the PSC its August 8, 1990 order. Pipeline Corporation appealed that decision to the Supreme Court, which on January 10, 1994 reversed the Circuit Court decision and reinstated the PSC order. Additionally, the Supreme Court interpreted the rate-making statutes of South Carolina to give discretion to the PSC in selecting the methodology to be used in setting rates for natural gas service. The PSC then held another hearing and issued its order dated December 12, 1995 maintaining the present level of the maximum markup on industrial sales ("cap"). This Order was appealed to the Circuit Court by Pipeline Corporation and the industrial customer group with several other parties intervening, including the Consumer Advocate of South Carolina. On October 10, 1997, the Circuit Court issued an order in favor of the Consumer Advocate and the industrial customer group and remanded the case to the PSC to determine an overall rate of return for Pipeline Corporation. The Circuit Court also issued a second order which ruled against Pipeline Corporation and affirmed the PSC's decision that the cap should not be increased. Several motions and appeals were filed subsequently at the Supreme Court. The Supreme Court has dismissed the appeals of the PSC and Pipeline Corporation from the first order without prejudice until the PSC completes proceedings on remand and has held Pipeline Corporation's appeal of the second order in abeyance until the PSC completes proceedings on remand. The remanded case was heard by the PSC in June 1998. The PSC set an overall rate of return on equity for Pipeline Corporation of 12.5-16.5%. The South Carolina Energy Users Committee (SCEUC) appealed the order to the Circuit Court. Pipeline Corporation subsequently filed a Motion to Dismiss the SCEUC's appeal on the grounds that it was not timely filed. These cases should be heard in 1999.

3.      LONG-TERM DEBT:

       The annual amounts of long-term debt maturities, including the amounts due under the nuclear and fossil fuel agreements (see Note 4), and sinking fund requirements for the years 1999 through 2003 are summarized as follows:

                     Year Amount Year Amount
                     (Millions of Dollars)

               1999     $106.5           2002   $ 27.5
               2000      213.5           2003    284.4
               2001       27.5

       Approximately $18.5 million of the portion of long-term debt payable in 1999 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

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

       SCE&G has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. SCE&G's commercial paper outstanding totaled $
125.2 million and $13.3 million at December 31, 1998 and 1997 at weighted average interest rates of 5.32% and 5.90%, respectively.

Substantially all utility plant and fuel inventories are pledged as collateral in connection with long-term debt.

4.     FUEL FINANCINGS:

       Nuclear and fossil fuel inventories and sulfur dioxide emission allowances are financed by Fuel Company through the issuance of short-term commercial paper. These short-term borrowings are supported by an irrevocable revolving credit agreement which expires December 19, 2000. Accordingly, the amounts outstanding have been included in long-term debt. The credit agreement provides for a maximum amount of $125 million that may be outstanding at any time.

       Commercial paper outstanding totaled $66.0 million and $80.3 million at December 31, 1998 and 1997 at weighted average interest rates of 5.45% and 5.87%, respectively.

5.     COMMON EQUITY:

     The changes in "Common Stock," without par value, during 1998, 1997 and 1996 are summarized as follows:

                                                Number            Millions
                                               of Shares         of Dollars
Balance December 31, 1995                     103,623,863         $1,056.7
  Issuance of common stock                      2,551,410             68.6
----------------------------------------------------------------------------
Balance December 31, 1996                     106,175,273          1,125.3
  Issuance of common stock                      1,145,840             27.6
---------------------------------------------------------------------------
Balance December 31, 1997                     107,321,113          1,152.9
  Repurchase of common stock                   (3,748,490)          (110.0)
---------------------------------------------------------------------------
Balance December 31, 1998                     103,572,623         $1,042.9
============================================================================

       The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At December 31, 1998 approximately $25.1 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

     Cash dividends on common stock were declared at an annual rate per share of $1.54, $1.51 and $1.47 for 1998, 1997 and 1996, respectively.

6.     PREFERRED STOCK:

       The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values.

       The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 1999 through 2003 is $2.8 million.

       The changes in "Total Preferred Stock (Subject to purchase or sinking funds)" during 1998, 1997 and 1996 are summarized as follows:

                                                     Number     Millions
                                                   of Shares   of Dollars
Balance December 31, 1995                            763,619    $ 48.7
  Shares Redeemed:
   $100 par value                                     (7,198)     (0.7)
    $50 par value                                    (50,319)     (2.6)
-------------------------------------------------------------------------
Balance December 31, 1996                            706,102      45.4
  Shares Redeemed:
   $100 par value                                   (202,812)    (20.3)
    $50 par value                                   (252,196)    (12.6)
-------------------------------------------------------------------------
Balance December 31, 1997                            251,094      12.5
  Shares Redeemed:
    $50 par value                                    (11,042)     (1.0)
 -----------------------------------------------------------------------
Balance December 31, 1998                            240,052    $ 11.5
=========================================================================

       On October 28, 1997, SCE&G Trust I (the "Trust"), a wholly-owned subsidiary of SCE&G, issued $50 million (2,000,000 shares) of 7.55% Trust Preferred Securities, Series A (the "Preferred Securities"). SCE&G owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred
Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from SCE&G its 7.55% Junior Subordinated Debentures due September 30, 2027. The sole asset of the Trust is $50 million of Junior Subordinated Debentures of SCE&G. Accordingly, no financial statements of the Trust are presented. SCE&G's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with
SCE&G's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and SCE&G's obligations under the Indenture pursuant to which the Junior Subordinated Debentures were issued, provides a full and unconditional guarantee by SCE&G of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of SCE&G.

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

7.     INCOME TAXES:

       Total income tax expense for 1998, 1997 and 1996 is as follows:

                                                 1998       1997      1996
--------------------------------------------------------------------------
                                                   (Millions of Dollars)
Current taxes:
    Federal                                      $114.8     $101.3    $ 98.3
    State                                           2.2       (5.4)     14.1
----------------------------------------------------------------------------
         Total current taxes                      117.0       95.9     112.4
----------------------------------------------------------------------------
Deferred taxes, net:
    Federal                                         2.3        3.5       8.6
    State                                           2.0        0.3       1.7
----------------------------------------------------------------------------
         Total deferred taxes                       4.3        3.8      10.3
----------------------------------------------------------------------------
Investment tax credits:
    Deferred - State                               14.3       19.0       -
    Amortization of amounts
      deferred - State                             (0.9)      (1.5)      -
    Amortization of amounts
      deferred - Federal                           (3.6)      (3.6)     (3.6)
----------------------------------------------------------------------------
         Total investment tax credits               9.8       13.9      (3.6)
----------------------------------------------------------------------------
         Total income tax expense                $131.1     $113.6    $119.1
============================================================================

       The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1998, 1997 and 1996) to pre-tax income is reconciled as follows:

                                               1998        1997        1996
----------------------------------------------------------------------------
                              (Millions of Dollars)

Net income                                    $223.4      $220.7      $215.3
Total income tax expense:
  Charged to operating expenses                136.2       105.4       118.0
  Charged (credited) to other items             (5.1)        8.2         1.1
Preferred stock dividends                        7.5         9.2         5.4
----------------------------------------------------------------------------
    Total pre-tax income                      $362.0      $343.5      $339.8
============================================================================

Income taxes
on above at statutory
  Federal income tax rate                     $126.7      $120.2      $118.9
Increases (decreases) attributable to:
  State income taxes
   (less Federal income tax effect)             11.4         8.1        10.2
  Deferred income tax reversal at higher
    than statutory rates                        (3.6)       (4.2)       (4.1)
  Amortization of Federal investment
    tax credits                                 (3.6)       (3.6)       (3.6)
  Allowance for equity funds used
    during construction                         (2.8)       (2.5)       (2.5)
  Other differences, net                         3.0        (4.4)        0.2
----------------------------------------------------------------------------
    Total income tax expense                  $131.1      $113.6      $119.1
============================================================================

       The tax effects of significant temporary differences comprising the Company's net deferred tax liability at December 31, 1998 and 1997 are as follows:

                                                  1998            1997
------------------------------------------------------------------------------
                              (Millions of Dollars)
Deferred tax assets:
  Unamortized investment tax credits             $ 66.9        $   60.7
  Cycle billing                                    20.6            20.5
  Early retirement programs                        13.0             2.7
  Deferred compensation                             7.4             6.9
  Other postretirement benefits                    32.9            14.6
  Other                                            23.7            11.6
------------------------------------------------------------------------------
    Total deferred tax assets                     164.5           117.0
------------------------------------------------------------------------------

Deferred tax liabilities:
  Property, plant and equipment                   658.8           634.3
  Pension expense                                  39.2            27.5
  Research and experimentation                     32.5            19.5
  Reacquired debt                                   7.5             7.5
  Investments in equity securities                 20.5             5.3
  Other                                            12.2            10.4
------------------------------------------------------------------------------
    Total deferred tax liabilities                770.7           704.5
------------------------------------------------------------------------------
Net deferred tax liability                       $606.2          $587.5
==============================================================================

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

8.     FINANCIAL INSTRUMENTS:

       The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:

                                         1998                     1997
------------------------------------------------------------------------------
                                             Estimated               Estimated
                                Carrying       Fair      Carrying      Fair
                                 Amount        Value      Amount       Value
                              (Millions of Dollars)
Assets:
  Cash and temporary
    cash investments           $ 62.0        $ 62.0      $   59.7   $   59.7
  Investments                   409.7         464.7         290.5      341.9
Liabilities:
  Short-term borrowings         194.6         194.6          58.7       58.7
  Long-term debt              1,729.7       1,869.2       1,639.5    1,722.4
  Preferred stock
    (subject to purchase
    or sinking funds)            11.5          11.3          12.5       11.3
-----------------------------------------------------------------------------

       The information presented herein is based on pertinent information available to the Company as of December 31, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1998, and the current estimated fair value may differ significantly from the estimated fair value at that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

o Cash and temporary cash investments, including commercial paper, repurchase agreements, treasury bills and notes, are valued at their carrying amount.

o Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Investments which are not considered to be financial instruments have been excluded from the carrying amount and estimated fair value. Settlement of long-term debt may not be possible or may not be a prudent management decision.

o        Short-term borrowings are valued at their carrying amount.

o The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

o Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

        At December 31, 1998, SCI held the following investments in ITC Holding Company (ITC) and its affiliates:

o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owns approximately 4.6 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $68.0 million had a market value of $62.5 million at December 31, 1998, resulting in a pre-tax unrealized holding loss of $5.5 million. The after-tax amount of such loss is included in the balance sheet as a component of "Common Equity." In addition, SCI owns the following series of non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million), 50,000 shares series D ($22.5 million) and 50,000 shares 6.5% series E ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares purchased in June 1998 are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $131.8 million at December 31, 1998, resulting in an unrecorded pre-tax holding loss of $40.8 million.

o ITC Delta^Com, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owns approximately 4.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $16.2 million had a market value of $61.8 million at December 31, 1998, resulting in a pre-tax unrealized holding gain of $45.6 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock (after giving effect to the two-for-one stock split). The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $45.2 million at December 31, 1998, resulting in an unrecorded pre-tax holding gain of $33.9 million.

o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable, television, telephone and internet services. SCI owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owns an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share. Effective July 31, 1998, SCI sold all of its 3,639 shares of preferred stock in Knology to ITC. For each preferred share sold, SCI received $1,600 of ITC series B convertible preferred shares, for a total of 133,664 shares. SCI also received approximately $0.4 million in cash. SCI's original investment in these shares was approximately $5.3 million.

o ITC has an ownership interest in several Southeastern communications companies. SCI owned approximately 3.1 million common shares (after giving effect to a four-for-one stock split on August 25, 1998), 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares at a conversion price of $13.45 and $43.56, respectively, on a four to one basis. The market value of these investments is not readily determinable.

9.     SHORT-TERM BORROWINGS:

       The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1998 and 1997 and for the years then ended are as follows:

                                                       1998      1997
                                                    (Millions of Dollars)

Authorized lines of credit at year-end                $513.0    $564.0
Unused lines of credit at year-end                    $443.8    $518.8

Short-term borrowings outstanding at year-end:
    Bank loans                                         $69.4     $45.4
      Weighted average interest rate                    6.66%     6.44%
    Commercial paper                                  $125.2     $13.3
      Weighted average interest rate                    5.32%     5.90%
-------------------------------------------------------------------------

10.    COMMITMENTS AND CONTINGENCIES:

   A.   Construction

        The Company and Westvaco each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 and is in the final stages. Construction financing of approximately $170 million was provided to Cogen by banks. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $51 million from Cogen, alleging that construction cost overruns relating to the facility were incurred and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and the Company are also named in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

B.     Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.7 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       SCE&G currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. SCE&G pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facility covered under the NEIL program. Based on the current annual premium, this retroactive premium assessment would not exceed $6.1 million.

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

C.     Environmental

       In September 1992, the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $2.2 million. On September 30, 1998 a Record of Decision, was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA.

       In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction and is scheduled for completion in the spring of the year 2000.

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

D.     Franchise Agreement

       See Note 3 for a discussion of the electric franchise agreement between SCE&G and the City of Charleston.

E.     Claims and Litigation

       The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can currently be determined.

11.    SEGMENT OF BUSINESS INFORMATION:

       The Company's reportable segments, based on combined revenues from external and internal sources, are Electric Operations, Gas Distribution, Gas Transmission and Energy Marketing. Electric Operations is comprised of the electric portion of SCE&G, GENCO and Fuel Company. This segment is primarily engaged in the generation, transmission and distribution of electricity. SCE&G's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. Sales of electricity to industrial, commercial and residential customers are regulated by the PSC. SCE&G is also regulated by the FERC. GENCO owns and operates the Williams Station generating facility and sells all of its electric generation to SCE&G. GENCO is regulated by the FERC. Fuel Company acquires, owns and provides financing for the fuel and emission allowances required for the operation of SCE&G's generation facilities.

       Gas Distribution is comprised of SCE&G's local distribution operations. This segment is engaged in the purchase and sale, primarily at retail, of natural gas. These operations extend to 30 counties in South Carolina covering approximately 21,000 square miles. Gas Transmission is comprised of Pipeline Corporation, which is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies (including SCE&G), and directly to industrial customers in 40 counties throughout South Carolina. Pipeline Corporation also owns LNG liquefaction and storage facilities. Both gas segments are regulated by the PSC. Energy Marketing is comprised of SCANA Energy, which markets electricity, natural gas and other light hydrocarbons primarily in the southeast. SCANA Energy also markets natural gas in Georgia's deregulated natural gas market.
       The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company records regulated inter-affiliate sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Non-regulated sales and transfers are recorded at current market prices.

       The Company's reportable segments share a similar regulatory environment and, in some cases, an overlapping service area. However, Electric Operations' product differs from the other segments, as does its generation process and method of distribution. The gas segments differ from each other primarily based on the class of customers each serves and the marketing strategies resulting from those differences. Energy Marketing is a non-regulated segment.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

                             Electric       Gas          Gas       Energy   All
          1998              Operations1 Distribution Transmission Marketing Other2 Total
External Customer Revenue     1,220        226          185         568      69   2,268
Revenue from Affiliates         286          5          145           -       8     444
Operating Income (Loss)         319         21           20           -      (5)    355
Interest Expense                n/a        n/a            4           -      19      23
Depreciation & Amortization     126         12            7           -      11     156
Income Tax                      n/a        n/a            8          (8)     (2)     (2)
Segment Net Income              n/a        n/a           16         (14)     (4)     (2)
Segment Assets                4,600        381          239          73     764   6,057
Expenditures for Assets         205         19           11           4      56     295
Deferred Tax Assets             n/a        n/a            3           -       9      12

                             Electric       Gas          Gas       Energy   All
          1997              Operations1 Distribution Transmission Marketing Other2  Total
External Customer Revenue     1,103        231         188          207       88   1,817
Revenue from Affiliates         124          3         152            2       50     331
Operating Income (Loss)         280         22          21            -       (4)    319
Interest Expense                n/a        n/a           4            -       14      18
Depreciation & Amortization     135         11           6            1       28     181
Income Tax                      n/a        n/a           7            -        9      16
Segment Net Income              n/a        n/a          18           (1)      19      36
Segment Assets                4,417        364         243           40      614   5,678
Expenditures for Assets         189         15          18            -       70     292
Deferred Tax Assets             n/a        n/a           5            -       (1)      4


                             Electric       Gas          Gas       Energy   All
          1996              Operations1 Distribution Transmission Marketing Other2  Total
External Customer Revenue     1,107        232          171         252       71   1,833
Revenue from Affiliates         119          2          156           1       71     349
Operating Income (Loss)         289         19           17           -       (6)    319
Interest Expense                n/a        n/a            2           -       11      13
Depreciation & Amortization     129         12            6           1       38     186
Income Tax                      n/a        n/a            9          (3)       6      12
Segment Net Income              n/a        n/a           17          (4)      16      29
Segment Assets                4,256        350          231          34      551   5,422
Expenditures for Assets         185         19           30           1       59     294
Deferred Tax Assets             n/a        n/a            3           -       12      15
Significant non-cash activities  21         20            -           -        -      41

       1Management uses operating income and utility plant to measure segment profitability and financial position, respectively, for Electric Operations, Gas Distribution and Transit Operations. Therefore, SCE&G's interest expense, depreciation and amortization, income taxes, segment net income and deferred tax assets are not allocated between segments. Management uses net income and total assets to measure segment profitability and financial position for all other segments. Interest income is not reported by segment and is not material.

       2Revenues and assets from segments below the quantitative thresholds are attributable to SCE&G's transit operations, which are regulated by the PSC, and to nine other wholly owned subsidiaries of SCANA. These subsidiaries conduct non-regulated operations in the electric, natural gas and telecommunications industries. Revenues are derived primarily from sales of propane, appliance warranties and home security systems and from fiber optics and radio networks. None of these subsidiaries met any of the quantitative thresholds for determining reportable segments in 1998, 1997 or 1996. Significant non-cash activities included the Charleston electric franchise agreement and the Charleston environmental agreement related to a manufactured gas plant site.


                      Reconciliation of Reportable Segments
                      To Consolidated Financial Statements
                              (Millions of Dollars)


                             Total    Operating     Net
             1998           Revenue  Income/(Loss) Income        Assets
---------------------------------------------------------------------------
Reportable Segments         $2,635      $360       $  2          $5,293
All Other                       77        (5)        (4)            764
Unallocated                      -        (6)       225            (625)
Elimination of Affiliates     (444)       (4)         -             (41)
Adjustments                   (636)        -          -            (110)
---------------------------------------------------------------------------
Consolidated Totals         $1,632      $345       $223          $5,281
---------------------------------------------------------------------------

                           Total     Operating      Net
             1997         Revenue   Income/(Loss)  Income        Assets
---------------------------------------------------------------------------
Reportable Segments       $2,010       $323        $ 17          $5,064
All Other                    138         (4)         19             614
Unallocated                    -          -         190            (614)
Elimination of Affiliates   (331)        (5)         (5)            (49)
Adjustments                 (294)         -           -             (83)
---------------------------------------------------------------------------
Consolidated Totals       $1,523       $314        $221          $4,932
-------------------------------------------------------------------------------


                            Total    Operating      Net
             1996          Revenue  Income/(Loss)  Income        Assets
-----------------------------------------------------------------------------
Reportable Segments        $2,040      $325        $ 13          $4,871
All Other                     142        (6)         16             551
Unallocated                     -         -         190            (529)
Elimination of Affiliates    (349)       (5)         (4)            (53)
Adjustments                  (320)        -           -             (81)
-----------------------------------------------------------------------------
Consolidated Totals        $1,513      $314        $215          $4,759
-----------------------------------------------------------------------------

       The Consolidated Financial Statements report operating revenues, comprised of the reportable segments, except Energy Marketing, and the non-reportable transit operations segment. Energy Marketing's revenues and revenues from other non-reportable segments are included in Other Income. Therefore, the adjustments to total revenue remove revenues from non-regulated segments. Adjustments to assets consist of various reclassifications made for external reporting purposes. Unallocated net income consists of SCE&G's net income. Segment assets include utility plant only (excluding accumulated depreciation) for Electric Operations, Gas Distribution and Transit Operations, and all assets for Gas Transmission and the remaining non-reportable segments. As a result, unallocated assets include accumulated depreciation, offset in part by common, non-utility and non-regulated plant for SCANA and SCE&G, and by non-fixed assets for Electric Operations, Gas Distribution and Transit Operations.

                    Reconciliation of Other Significant Items
                              (Millions of Dollars)


                                    Segment                     Consolidated
             1998                  Totals       Adjustments        Totals
------------------------------------------------------------------------------
Interest Charges                   $ 23             100             123
Depreciation and Amortization       156             (11)            145
Income Tax/(Benefit)                 (2)            138             136
Expenditures for Assets             295               8             303
Deferred Tax Assets                  12              10              22
-----------------------------------------------------------------------------


                                   Segment                     Consolidated
             1997                  Totals       Adjustments        Totals
----------------------------------------------------------------------------
Interest Charges                   $ 18            103               121
Depreciation and Amortization       181            (28)              153
Income Tax/(Benefit)                 16             89               105
Expenditures for Assets             292             (4)              288
Deferred Tax Assets                   4             21                25
----------------------------------------------------------------------------


                                   Segment                     Consolidated
             1996                  Totals       Adjustments        Totals
------------------------------------------------------------------------------
Interest Charges                   $ 13            109               122
Depreciation and Amortization       186            (38)              148
Income Tax/(Benefit)                 12            106               118
Expenditures for Assets             294            (22)              272
Deferred Tax Assets                  15              6                21
Significant Non-cash Activities      41              -                41
------------------------------------------------------------------------------

       Adjustments to Interest Charges, Income Tax/(Benefit) and Deferred Tax Assets include primarily the totals from SCANA or SCE&G that are not allocated to the segments. Interest Charges is also adjusted to eliminate inter-affiliate charges. Adjustments to depreciation and amortization consist of non-regulated segment expenses, which are not included in the depreciation and amortization reported on a consolidated basis. Deferred Tax Assets are also adjusted to remove the non-current portion of those assets. Expenditures for Assets in 1996 are adjusted primarily to remove the non-cash transaction related to the Charleston Franchise Agreement.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                     1998
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
                           (Millions of Dollars, except per share amounts)
Total operating
  revenues                 $406       $387       $474      $365     $1,632
Operating income             91         74        120        60        345
Net income                   64         42         86        31        223
Earnings per weighted
  average share of
  common stock
  as reported               .60        .40        .82       .30       2.12
----------------------------------------------------------------------------


                                     1997
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter     Annual
                           (Millions of Dollars, except per share amounts)
Total operating
  revenues                 $385       $332       $418      $388      $1,523
Operating income             81         61        100        72         314
Net income                   57         30         75        59         221
Earnings per weighted
  average share of
  common stock
  as reported               .54        .28        .69        .55       2.06
-----------------------------------------------------------------------------


13.

Subsequent Event

        On February 17, 1999, the Company and Public Service Company of North Carolina, Inc. (PSNC) announced a definitive agreement whereby the Company will acquire PSNC in a transaction valued at approximately $900 million, including the assumption of debt. The transaction will be accounted for as a purchase. It is anticipated that PSNC will be operated as a wholly-owned subsidiary of the Company. Completion of the transaction is subject to the approval of the shareholders of both companies and applicable regulatory approvals. It is anticipated that the approval process can be completed by the end of 1999.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                FINANCIAL SECTION

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS

     Statements included in this discussion and analysis (or elsewhere in this annual report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2)  changes  in the  utility  regulatory  environment,  including  the  pace of deregulation of retail natural gas and electricity markets in the United Sates,(3) changes in the economy in areas served by SCE&G, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) variations in prices of natural gas and fuels used for electric generation,(7) growth opportunities, (8) the results of financing efforts, (9) changes in SCE&G's accounting policies, (10) weather conditions, (11) inflation,
(12)exposure to environmental issued and liabilities, (13) changes in environmental regulation, (14) successful correction of any material Year 2000 problem or, alternatively, successful implementation of a contingency plan by SCE&G and any critical third party suppliers and (15) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the SEC. SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

       The electric utility industry continues a major transition that is resulting in expanded market competition and less regulation. Deregulation of electric wholesale and retail markets is creating opportunities to compete for new and existing customers and markets. As a result, profit margins and asset values of some utilities could be adversely affected. Legislative initiatives at the Federal and state levels are being considered and, if enacted, could mandate market deregulation. The pace of deregulation, the future prices of electricity, and the regulatory actions which may be taken by the PSC and the FERC in response to the changing environment cannot be predicted. However, the FERC, in issuing Order 888 in April 1996, accelerated competition among electric utilities by providing for open access to wholesale transmission service. Order 888 requires utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide themselves. The FERC has also permitted utilities to seek recovery of wholesale stranded costs from departing customers by direct assignment. Approximately two percent of SCE&G's electric revenue is under FERC jurisdiction for the purpose of setting rates for wholesale service. Legislation is pending in South Carolina that would deregulate the state's retail electric market and enable customers to choose their supplier of electricity. SCE&G is not able to predict whether the legislation will be enacted and, if it is, the conditions it will impose on utilities that currently operate in the state and future market participants.

       SCE&G and its parent company, SCANA, are aggressively pursuing actions to position themselves strategically for the transformed environment. To enhance its flexibility and responsiveness to change, one of SCANA's subsidiaries, Energy Marketing, is aggressively marketing natural gas to residential and commercial customers in Georgia's newly deregulated natural gas market. Management believes that successfully competing in the Georgia market will provide necessary experience and potential market share for a deregulated electric industry. In addition, SCE&G has undertaken a variety of initiatives, including reductions in staffing levels and the accelerated recovery of its electric regulatory assets. SCE&G has also established open access transmission tariffs and is selling bulk power to wholesale customers at market-based rates. A significant new management information system was implemented in 1998, and a new customer information system will be fully implemented in the first half of 1999. Marketing of services to commercial and industrial customers has increased significantly. SCE&G has obtained long term power supply contracts with a significant portion of its industrial customers. SCE&G believes that these actions as well as numerous others that have been and will be taken demonstrate its ability and commitment to succeed in the new operating environment to come.

       Regulated public utilities are allowed to record as assets some costs that would be expensed by other enterprises. If deregulation or other changes in the regulatory environment occur, SCE&G no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets from its balance sheet. Although the potential effects of deregulation cannot be determined at present, discontinuation of the accounting treatment could have a material adverse effect on SCE&G's results of operations in the period the write-off is recorded. It is expected that cash flows and the financial position of SCE&G would not be materially affected by the discontinuation of the accounting treatment. SCE&G reported approximately $208 million and $66 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $51 million, respectively, on its balance sheet at December 31, 1998.

       SCE&G's generation assets are exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, SCE&G could be required to write down its investment in these assets. SCE&G cannot predict whether any write-downs will be necessary and, if they are, the extent to which they would adversely affect SCE&G's results of operations in the period in which they are recorded. As of December 31, 1998, SCE&G's net investment in fossil\hydroelectric generation and nuclear generation assets was $1,033.9 million and $619.2 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES

       The cash requirements of SCE&G arise primarily from its operational needs and construction program. The ability of SCE&G to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, it may be necessary to seek increases in rates. As a result, SCE&G's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief, if requested.

       SCANA and Westvaco each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 is in the final stages. Construction financing of approximately $170 million was provided to Cogen by banks. On September 10, 1998 the contractor in charge of construction filed suit in Circuit Court seeking approximately $51 million from Cogen, alleging that construction cost overruns were incurred, and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named in the suit. SCE&G and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCE&G does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

       On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G is paying the City $26 million over a four-year period (1996-1999). As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

       The revised estimated primary cash requirements for 1999, excluding requirements for fuel liabilities and short-term borrowings and including notes payable to affiliated companies, and the actual primary cash requirements for 1998 are as follows:

                                                  1999          1998
-----------------------------------------------------------------------
                              (Millions of Dollars)
Property additions and construction
  expenditures, net of allowance for
  funds used during construction                  $242          $231
Nuclear fuel expenditures                            5            23
Maturing obligations, redemptions and
  sinking and purchase fund requirements            81            61
----------------------------------------------------------------------
          Total                                   $328          $315
======================================================================

         Approximately  78%  of  total  cash  requirements   (after  payment  of
dividends) was provided from internal sources in 1998 as compared to 69% in 1997.

         SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for twelve consecutive months out of the fifteen months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 1998 the Bond Ratio was 5.30. The issuance of additional Class A Bonds also is restricted to an additional principal amount equal to (i) 60% of unfunded net property additions (which unfunded net property additions totaled approximately $396 million at December 31, 1998), (ii) retirements of Class A Bonds (which retirement credits totaled $100.3 million at December 31, 1998), and (iii) cash on deposit with the Trustee.

         SCE&G has a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $315 million were available for such purpose as of December 31, 1998), until such time as two-thirds of all Class A Bonds are held by the Trustee. Thereafter, the Old Mortgage may be amended to allow New Bonds to be issuable on the basis of property additions in a principal amount equal to 70% of the original cost of electric and common plant properties (compared to 60% of value for Class A Bonds under the Old Mortgage), cash deposited with the Trustee, and retirement of New Bonds. New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for twelve consecutive months out of the eighteen months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 1998 the New Bond Ratio was 6.72.

          SCE&G expects in 1999 to amend the Old Mortgage to conform certain of its provisions to those of the New Mortgage, including (i) the elimination of the maintenance and replacement fund and the utilization of unfunded net property additions previously applied in satisfaction thereof as a basis for the issuance of bonds; (ii) the issuance of bonds in a principal amount equal to 70% of unfunded net property additions instead of 60%; and (iii) the conformance of the interest coverage requirements for the issuance of bonds to those of the New Mortgage.

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

         Pursuant to Section 204 of the Federal Power Act, SCE&G must obtain FERC authority to issue short-term debt. The FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of twelve months or less, but not later than December 31, 2001.

         At December 31, 1998 SCE&G had $285 million of authorized lines of credit which includes a credit agreement for a maximum of $250 million to support the issuance of commercial paper. Unused lines of credit at December 31, 1998 totaled $285 million. SCE&G's commercial paper outstanding at December 31, 1998 and December 31, 1997 was $125.2 million and $13.3 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 1998. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 1998 was $66.0 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

         SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without consent of the preferred stockholders unless net earnings (as defined therein) for the twelve consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 1998 the Preferred Stock Ratio was 2.27.

         SCE&G anticipates that its 1999 cash requirements of $474 million will be met through internally generated funds (approximately 65%, after payment of dividends) and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future.

Environmental Matters

         The Clean Air Act requires electric utilities to reduce emissions of sulfur dioxide and nitrogen oxide substantially by the year 2000. These requirements are being phased in over two periods. The first phase had a compliance date of January 1, 1995 and the second, January 1, 2000. SCE&G's facilities did not require modifications to meet the requirements of Phase I. SCE&G will most likely meet the Phase II requirements through the burning of natural gas and/or lower sulfur coal in its generating units and the purchase and use of sulfur dioxide emission allowances. Low nitrogen oxide burners are being installed to reduce nitrogen oxide emissions to the levels required by Phase II. Air toxicity regulations for the electric generating industry are likely to be promulgated around the year 2000.

         SCE&G filed compliance plans with DHEC related to Phase II sulfur dioxide requirements in 1995, and Phase II nitrogen oxide requirements in 1997. SCE&G currently estimates that air emissions control equipment will require capital expenditures of $121 million over the 1999-2003 period to retrofit existing facilities, with increased operation and maintenance cost of approximately $10 million per year. To meet compliance requirements through the year 2008, SCE&G anticipates total capital expenditures of approximately $154 million.

         On September 24, 1998, the United States Environmental Protection Agency (EPA) issued its final regional nitrogen oxide state implementation plan
(SIP) call rule. The rule finds that 22 eastern states, including South Carolina, and the District of Columbia are all contributing significantly to ozone non-attainment in downwind states. In response to that finding, EPA is requiring that those 22 states amend their SIP's to achieve significant reductions in ozone emissions within those states, and has targeted primarily utility sources for the application for more rigorous nitrogen oxide emissions controls. A number of states, including South Carolina ,and other parties, including a utility coalition of which SCE&G is a member, have filed suit in federal court to challenge the EPA rule. Should the rule be upheld, SCE&G may be required to make significant capital expenditures to add supplemental nitrogen oxide control technology to one or more of its fossil generation plants.

         The Federal Clean Water Act, as amended, provides for the imposition of effluent limitations that require various levels of treatment for each wastewater discharge. Under this Act, compliance with applicable limitations is achieved under a national permit program. Discharge permits have been issued for all and renewed for nearly all of SCE&G's generating units. Concurrent with renewal of these permits, the permitting agency has implemented a more rigorous program in monitoring and controlling thermal discharges and strategies for toxicity reduction in wastewater streams. SCE&G has been developing compliance plans for these initiatives.

         In 1998 DHEC promulgated regulations for the disposal of industrial solid waste as directed by the South Carolina Solid Waste Policy and Management Act of 1991. The full impact of these regulations is not yet known; however, they may significantly increase SCE&G's costs of construction and operation of existing and future ash management facilities.

       SCE&G has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations; such amounts are deferred and amortized with recovery provided through rates. SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, SCE&G has recovered all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $21.3 million and $32.4 million at December 31, 1998 and 1997, respectively. The deferral includes the estimated costs to be associated with the matters discussed below.

     o In September 1992 the EPA notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the
          National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $2.2 million. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA.

                In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

     o SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion, and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

Regulatory Matters

       On December 11, 1998, the PSC issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04% return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0% by 1.04%, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order requires prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the Commission-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. The order requires the rate reductions to be placed into effect with the first billing cycle of January 1999. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0%.

       On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. SCE&G's request to shift, for rate-making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the Supreme Court. In March 1998, SCE&G, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized SCE&G to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998, the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       SCE&G's regulated business operations were impacted by the NEPA and FERC Orders No. 636 and 888. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. See "Competition" for a discussion of FERC Order 888. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. In the opinion of SCE&G, it continues to be able to meet successfully the challenges of these altered business climates and does not anticipate any material adverse impact on the results of operations, cash flows, financial position or business prospects.

Year 2000 Issue

       The Year 2000 is an issue because many computers, embedded systems and software were originally programmed using two digits rather than four digits to identify the applicable year. This may prevent them from accurately processing information with dates beyond 1999. Because the Year 2000 issue could have a material impact on the operations of SCE&G if not addressed, SCE&G's goal is to be Year 2000 ready. This means that before the year 2000, critical systems, equipment, applications and business relationships will have been evaluated and should be suitable to continue into and beyond the year 2000 and that applicable contingency plans are in place.

       In 1993, SCE&G began the first of several projects to replace many of its business application systems to provide increased functionality and to improve access to business information. Accordingly, SCE&G has implemented new general ledger, purchasing, materials inventory and accounts payable systems, and is currently implementing a new customer information system. The new customer information system is being phased into production by geographical area, and should be fully implemented in the first half of 1999. These new systems, which comprise a significant portion of SCE&G's application software, are designed to be Year 2000 compliant, and therefore mitigate overall Year 2000 exposure.

       In 1997, SCANA established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts for itself and each of its subsidiaries, including SCE&G. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of the Company and its board of directors. It is chaired by the Company's chief financial officer, and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.

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

       Detailed project plans exist for each of the Year 2000 projects. These project plans, work schedules and resource requirements are reviewed weekly by the project managers and monthly by the Steering Committee. The Year 2000 projects, which will address SCE&G's critical systems and business relationships, are appropriately staffed and are currently on schedule to be completed by July 1999. As reported to the North American Electric Reliability Council (NERC) in January 1999, the Company was 100% complete with inventory tasks, 63% complete with detailed assessment tasks and 58% complete with remediation tasks.

       The Information Technology Project Team has completed the assessment and initial code remediation for all application software. Most of the applications have been tested in an isolated Year 2000 testing environment and the rest are being tested according to the project schedule. The assessment of the technical infrastructure and desktop computing environment is complete and required remediation is in process. Testing of all network equipment is in process. The Information Technology Project was approximately 55% complete through December 1998.

       The Embedded Systems Project Team, which includes approximately 20 engineers with prior experience with microprocessors, was formed, and detailed assessment, remediation and testing procedures were developed. This team is currently working closely with each of the Company's business units to complete the assessments of critical systems and equipment based on the corporate prioritization process. An Embedded Systems Audit Review Committee has been established to review all assessments for critical systems. As assessments are completed, any required remediation efforts are evaluated and implemented. Independent verifications for selected completed assessments are planned during the first quarter of 1999. The Embedded Systems Project was approximately 50% complete through December 1998.

       The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor and supplier communications. This team is coordinating communications with all significant vendors and suppliers in an attempt to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 issues. The Company has completed an initial survey of vendors and is currently evaluating the responses to those surveys and conducting additional inquiries where necessary. The Company is also in the process of evaluating critical third party service providers to ascertain their Year 2000 readiness. The Company has developed communications materials explaining its year 2000 efforts and is continuing communications with significant customers and external groups, including the PSC. The Procedures and External Interfaces Project was approximately 45% complete through December 1998.

       SCE&G has projected the total cost of its Year 2000 efforts to be approximately $19 million. The table below outlines the anticipated timing and breakdown of these expenditures:

---------------------------------------------------------------------------
                    Internal       Out of Pocket          Total
---------------------------------------------------------------------------
Project To Date        $ 2              $ 6                $ 8
1999                     3                8                 11
                       ---             ----                ---
Total                  $ 5             $ 14                $19
---------------------------------------------------------------------------

        The cost of the project is based on management's best estimates, which are based on assumptions regarding future events. These future events include continued availability of key resources, third parties' Year 2000 readiness and other factors. The cost of the project is not expected to have a material impact on the results of operations or on the financial position or cash flows of SCE&G. The costs of implementing the new business application systems referred to earlier are not included in these cost estimates.

       A failure to correct a material Year 2000 problem by SCE&G or by a critical third party supplier could result in an interruption in, or a failure of SCE&G's ability to provide energy services. At this time, SCE&G believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporary reduced generating capacity on SCE&G's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to our customers. SCE&G has no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather-related outages that SCE&G encounters from time to time in its business today. Although SCE&G does not believe that this scenario will occur, SCE&G is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on SCE&G's operations, cash flow and financial position cannot be determined, there is no assurance that it would not be material.

       SCE&G has established eight business continuity planning task groups to develop Year 2000 business continuity plans. These task groups have developed initial draft plans to cover SCE&G's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the initial draft Year 2000 business continuity plans. The initial draft plans are continuing to be enhanced, and where necessary, new plans will be developed to include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios and critical system failures. The final plans will also include mitigation strategies to address reliance on critical suppliers.

       NERC is coordinating Year 2000 efforts of the electric utility industry in the United States and contingency planning within the regional electric reliability councils. Coordination in SCE&G's region is through the Southeastern Electric Reliability Council (SERC). SCE&G's contingency planning efforts are in compliance with the SERC and NERC contingency planning guidelines which required draft contingency plans to be complete by December 31, 1998 and will require final contingency plans to be complete by June 30, 1999.

       In addition to NERC and SERC, SCE&G is working with the Electric Power Research Institute to address the issue of overall grid reliability and protection. To ensure that all Year 2000 issues at its Summer Station nuclear plant are addressed, SCE&G is closely cooperating with other utility companies that own nuclear power plants. The utilities are sharing technical nuclear plant operating and monitoring systems information to ensure the prompt and effective resolution of the year 2000 issue.

Subsequent Event

       On March 9, 1999, SCE&G issued $100 million First Mortgage Bonds due March 1, 2009 at an interest rate of 6.125%. The funds were issued to reduce short-term debt.

RESULTS OF OPERATIONS

Net Income

    Net income and the percent increase from the previous year for the years 1998, 1997 and 1996 were as follows:

                                           1998       1997        1996
--------------------------------------------------------------------------
                              (Millions of Dollars)

Net income                                $227.2      $194.7      $190.5
Percent increase in net
  income                                  16.72%       2.19%      12.59%
--------------------------------------------------------------------------

o    1998     Net  income  increased  for the year  primarily as a result of more favorable weather and customer growth which more than offset the impact of higher operating costs. In addition, net income includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in rates results from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996. See "Liquidity and Capital Resources."

o 1997 Net income increased for the year primarily as a result of increases in gas sales margins.

     SCE&G's financial statements include AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 3.8% of income before income taxes in 1998, 4.0% in 1997 and 3.2% in 1996.

Electric Operations

     Electric operations sales margins for 1998, 1997 and 1996 were as follows:

                                             1998       1997         1996
--------------------------------------------------------------------------
                              (Millions of Dollars)

Operating revenues                         $1,219.8   $1,103.1    $1,106.7
Less:  Fuel used in generation                212.3      181.0       187.1
       Purchased power                        116.4      109.2       106.8
--------------------------------------------------------------------------
     Margin                                $  891.1   $  812.9    $  812.8
==========================================================================


o    1998    The sales margin increased for 1998 primarily due to more favorable weather and customer  growth.

o 1997 The sales margin increased slightly due to the favorable impact of the rate increase placed into effect in January 1997 and economic growth factors which were offset by the effect of milder weather.

      Increases (decreases) from the prior year in megawatt-hour (MWH) sales volume by classes were as follows:

Classification                                     1998         1997
---------------------------------------------------------------------

Residential                                      676,578     (292,518)
Commercial                                       577,852       99,221
Industrial                                       389,931      113,716
Sales for Resale (excluding interchange)          65,367       36,894
Other                                             29,823           15
----------------------------------------------------------------------
     Total territorial                         1,739,551      (42,672)
Negotiated Market Sales Tariff                   610,784      (10,818)
----------------------------------------------------------------------
     Total                                     2,350,335      (53,490)
=====================================================================

o 1998 The sales volume increases for 1998 were primarily due to more favorable weather and customer growth.

o 1997 The sales volume for residential sales decreased for 1997 as a result of milder weather.

Gas Distribution

     Gas distribution sales margins for 1998, 1997 and 1996 were as follows:

                                        1998        1997        1996
---------------------------------------------------------------------
                                            (Millions of Dollars)

Operating revenues                     $230.4      $233.6      $234.8
Less:  Gas purchased for resale         142.4       151.9       157.1
---------------------------------------------------------------------
     Margin                            $ 88.0      $ 81.7      $ 77.7
=====================================================================

o 1998 The sales margin increased over 1997 due to renegotiation of industrial customers' contracts, lower gas prices and increased sales to electric generation facilities.

o 1997 The sales margin increased over the prior year primarily as a result of increases in contract prices and sales to industrial interruptible customers.

     Increases (decreases) from the prior year in dekatherm (DT) sales volume by classes, including transportation gas, were as follows:

Classification                                1998         1997
-----------------------------------------------------------------
Residential                                   (2,685)  (2,188,215)
Commercial                                   389,468     (123,385)
Industrial                                 2,363,341    1,820,166
Transportation gas                          (673,795)    (430,610)
-----------------------------------------------------------------
     Total                                 2,076,329     (922,044)
=================================================================-


o         1998  The  sales  volume  for  commercial  and  industrial   customers
          increased, and transportation decreased, for 1998 as a result of lower gas prices and increased sales to electric generation facilities.


o 1997 The sales volume for residential customers decreased for 1997 as a result of milder weather which was partially offset by increases in sales to industrial interruptible customers.

Other Operating Expenses and Taxes

     Increases (decreases) in other operating expenses, including taxes, were as follows:

Classification                               1998             1997
------------------------------------------------------------------
                              (Millions of Dollars)

Other operation and maintenance             $27.4            $ 3.0
Depreciation and amortization                (9.0)             4.7
Income taxes                                 29.9             (9.7)
Other taxes                                   5.6              8.1
------------------------------------------------------------------
     Total                                  $53.9            $ 6.1
==================================================================

o 1998 Other operation and maintenance expenses increased primarily due to increased maintenance costs for electric generation and distribution facilities, various other electric operating costs and Year 2000 testing and remediation. The decrease in depreciation and amortization expense reflects the non-recurring adjustment to depreciation expense discussed under Net Income. The increase in income tax expense primarily reflects changes in operating income. The increase in other taxes primarily results from increased property taxes.

     o 1997 Other operation and maintenance expenses increased somewhat from 1996 levels. A decrease in transit operating costs resulting from SCE&G's transfer of the ownership of the Charleston transit system to the City of Charleston in October 1996 largely offset increases in costs at electric generating plants and other operating costs. The increase in depreciation and amortization expenses for 1997 reflects the additions to plant-in-service. The change in income tax expense is primarily due to a change in pre-tax operating income and the difference between estimated income taxes accrued and actual income tax expense per the tax returns as filed. The increase in other taxes results primarily from the accrual of additional property taxes, beginning in January 1997, related to the Cope plant and other property additions which was partially offset by a reduction in the 1997 property tax assessment. Recovery of the Cope plant property taxes is provided for in a retail electric rate increase that became effective January 1997.

Interest Expense

     Increases (decreases) in interest expense, excluding the debt component of AFC, were as follows:

Classification                                       1998           1997
------------------------------------------------------------------------------
                                                   (Millions of Dollars)

Interest on long-term debt, net                      $(1.4)         $(0.1)
Other interest expense                                 1.3            2.7
------------------------------------------------------------------------------
    Total                                            $(0.1)         $ 2.6
==============================================================================

     There was no material change in interest expense from 1997 to 1998, or 1996 to 1997.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     All financial instruments held by SCE&G described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                December 31, 1998
                               Expected Maturity Date
                              (Millions of Dollars)
                                                        There-          Fair
Liabilities              1999  2000  2001   2002   2003 after  Total    Value
                        --------------------------------------------------------

  Long-Term Debt:
  Fixed Rate ($)         29.1 188.6   22.6  22.6  124.5  943.4 1,330.6  1,356.4
  Average Interest Rate  6.56  5.89   6.72  6.72   7.56   7.77    7.38

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


     Page

Independent Auditors' Report............     ........................       79

Consolidated Financial Statements:

Consolidated Balance Sheets as of December 31, 1998 and 1997.........       80

Consolidated Statements of Income and Retained Earnings for
   the years ended December 31, 1998, 1997 and 1996..................       82

Consolidated Statements of Cash Flows for the years ended
   December 31, 1998, 1997 and 1996...                                      83

Consolidated Statements of Capitalization as of
   December 31, 1998 and 1997 ..................                            84

Notes to Consolidated Financial Statements............................      86

     Information required to be disclosed in supplemental financial statement schedules is included in the consolidated financial statements or in the notes thereto.
INDEPENDENT AUDITORS' REPORT



South Carolina Electric & Gas Company:

We have audited the accompanying Consolidated Balance Sheets and Statements of Capitalization of South Carolina Electric & Gas Company (Company) as of December 31, 1998 and 1997 and the related Consolidated Statements of Income and Retained Earnings and of Cash Flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 1998 and 1997 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.




s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
February  8 , 1999

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                             1998          1997
------------------------------------------------------------------------------
                                                        (Millions of Dollars)
ASSETS

Utility Plant (Notes 1, 3 and 4):
  Electric                                              $4,133        $4,020
  Gas                                                      366           353
  Other                                                    175            84
------------------------------------------------------------------------------
    Total                                                4,674         4,457
  Less accumulated depreciation and amortization         1,517         1,421
------------------------------------------------------------------------------
    Total                                                3,157         3,036
  Construction work in progress                            219           221
  Nuclear fuel, net of accumulated amortization             56            53
------------------------------------------------------------------------------
      Utility Plant, Net                                 3,432         3,310
------------------------------------------------------------------------------

Nonutility Property and Investments, net of accumulated
  depreciation (Note 8)                                     16            17
------------------------------------------------------------------------------

Current Assets:
  Cash and temporary cash investments (Note 8)              36             6
  Receivables - customer and other                         178           165
  Inventories (At average cost):
    Fuel (Notes 1, 3 and 4)                                 32            23
    Materials and supplies                                  47            48
  Prepayments                                                8            10
  Deferred income taxes                                     21            21
------------------------------------------------------------------------------
      Total Current Assets                                 322           273
------------------------------------------------------------------------------

Deferred Debits:
  Emission allowances                                       31            31
  Environmental                                             22            32
  Nuclear plant decommissioning fund (Note 1)               56            49
  Pension asset, net (Note 1)                              115            82
  Other (Note 1)                                           252           260
------------------------------------------------------------------------------
      Total Deferred Debits                                476           454
------------------------------------------------------------------------------

       Total                                            $4,246        $4,054
==============================================================================

PAGE

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31,                                                 1998        1997
                                                           Millions of Dollars)
CAPITALIZATION AND LIABILITIES

Stockholders' Investment:
  Common equity (Note 5)                                    $1,499      $1,447
  Preferred stock (Not subject to purchase or
    sinking funds)                                             106         106
--------------------------------------------------------------------------------
     Total Stockholders' Investment                          1,605       1,553
Preferred Stock, Net (Subject to purchase or sinking
  funds)(Notes 6 and 8)                                         11          12
Company - Obligated Mandatorily Redeemable Preferred
  Securities of the Company's Subsidiary Trust, SCE&G Trust I holding solely $50 million, principal amount of 7.55% of Junior Subordinated Debentures of the Company,
  due 2027                                                      50          50
Long-Term Debt, Net (Notes 3, 4 and 8)                       1,206       1,262
--------------------------------------------------------------------------------
         Total Capitalization                                2,872       2,877
--------------------------------------------------------------------------------

Current Liabilities:
  Short-term borrowings (Notes 8 and 9)                        125          13
  Current portion of long-term debt (Note 3)                    29          48
  Accounts payable                                              97          53
  Accounts payable - affiliated companies (Notes 1 and 3)       23          32
  Customer deposits                                             17          16
  Taxes accrued                                                 75          45
  Interest accrued                                              21          22
  Dividends declared                                            38          58
  Other                                                         10           7
--------------------------------------------------------------------------------
         Total Current Liabilities                             435         294
--------------------------------------------------------------------------------

Deferred Credits:
  Deferred income taxes (Notes 1 and 7)                        549         539
  Deferred investment tax credits (Notes 1 and 7)              100          89
  Reserve for nuclear plant decommissioning (Note 1)            56          49
  Postretirement benefits                                       87          61
  Other (Note 1)                                               147         145
--------------------------------------------------------------------------------
         Total Deferred Credits                                939         883
--------------------------------------------------------------------------------

           Total                                            $4,246      $4,054
================================================================================



See Notes to Consolidated Financial Statements.

PAGE

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS


For the Years Ended December 31,                      1998      1997     1996
--------------------------------------------------------------------------------
                              (Millions of Dollars)
Operating Revenues (Notes 1 and 2):
  Electric                                            $1,220    $1,103   $1,107
  Gas                                                    230       234      235
  Transit                                                  1         1        3
--------------------------------------------------------------------------------
         Total Operating Revenues                      1,451     1,338    1,345
--------------------------------------------------------------------------------

Operating Expenses:
  Fuel used in electric generation                       212       181      187
  Purchased power (including affiliated
    purchases)(Note 1)                                   116       109      107
  Gas purchased from affiliate for resale (Note 1)       142       152      157
  Other operation                                        239       222      222
  Maintenance (Note 1)                                    79        67       64
  Depreciation and amortization (Note 1)                 131       140      135
  Income taxes (Notes 1 and 7)                           128        98      108
  Other taxes                                             92        87       79
--------------------------------------------------------------------------------
        Total Operating Expenses                       1,139     1,056    1,059
--------------------------------------------------------------------------------

Operating Income                                         312       282      286
--------------------------------------------------------------------------------

Other Income (Note 1):
  Allowance for equity funds used during construction      7         6        4
  Other income (loss), net of income taxes                 6         3        -
--------------------------------------------------------------------------------

        Total Other Income                                13         9        4
--------------------------------------------------------------------------------

Income Before Interest Charges                           325        291      290
--------------------------------------------------------------------------------

Interest Charges (Credits):
  Interest on long-term debt, net                         95        96       97
  Other interest expense (Notes 1 and 3)                   6         5        7
  Allowance for borrowed funds used
    during construction (Note 1)                          (7)       (6)      (5)
--------------------------------------------------------------------------------
        Total Interest Charges, Net                       94        95       99
--------------------------------------------------------------------------------

Income Before Preferred Dividend Requirements on
  Mandatorily Redeemable Preferred Securities            231       196      191
Preferred Dividend Requirement of
  Company - Obligated Mandatorily Redeemable
  Preferred Securities.                                    4         1        -
--------------------------------------------------------------------------------

Net Income                                               227       195      191

Preferred Stock Cash Dividends (At stated rates)          (8)       (9)      (6)
--------------------------------------------------------------------------------
Earnings Available for Common Stock                      219       186      185
Retained Earnings at Beginning of Year                   438       415      366
Common Stock Cash Dividends Declared (Note 5)           (166)     (163)    (136)
--------------------------------------------------------------------------------

Retained Earnings at End of Year                      $  491    $  438   $  415
================================================================================

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31,                        1998     1997   1996
------------------------------------------------------------------------------
                                                        (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                             $ 227   $ 195  $ 190
  Adjustments to reconcile net income to net cash
    provided from operating activities:
    Depreciation and amortization                          131     140    135
    Amortization of nuclear fuel                            20      19     19
    Deferred income taxes, net                              49      16     32
    Pension asset                                          (33)    (24)   (23)
    Postretirement benefits                                 26      24     16
    Allowance for funds used during construction           (14)    (12)    (9)
    Changes in certain current assets and liabilities:
      (Increase) decrease in receivables                   (13)      6    (10)
      (Increase) decrease in inventories                    (8)      8      1
      Increase (decrease) in accounts payable               35     (13)     -
      Increase (decrease) in taxes accrued                  30     (22)     3
    Other, net                                              (9)     31    (27)
------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                441     368    327
------------------------------------------------------------------------------

Cash Flows From Investing Activities:
  Utility property additions and
    construction expenditures, net of AFC                 (252)   (232)  (209)
  Increase in nonutility property and investments           (1)     (5)     -
------------------------------------------------------------------------------
Net Cash Used For Investing Activities                    (253)   (237)  (209)
------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Proceeds:
    Issuance of mortgage bonds and other
       long-term debt                                        -       1      -
    Issuance of company - obligated mandatorily
      redeemable trust preferred securities                  -      49      -
    Equity contributions from parent                         -      12     49
    Issuance of preferred stock                              -      99      -
  Repayments:
    Mortgage bonds                                         (50)    (15)   (22)
    Other long-term debt                                   (11)      -     (1)
    Preferred stock                                         (1)    (53)    (3)
    Repayment of bank loans                                  -     (10)    (3)
  Dividend Payments:
    Common stock                                          (187)   (141)  (133)
    Preferred stock                                         (7)     (9)    (5)
  Short-term borrowings, net                               112     (77)    10
  Fuel and emission allowance financings, net              (14)     14    (11)
------------------------------------------------------------------------------
Net Cash Used For Financing Activities                    (158)   (130)  (119)
------------------------------------------------------------------------------

Net Increase (Decrease) in Cash and Temporary Cash
  Investments                                               30       1     (1)
Cash and Temporary Cash Investments, January 1               6       5      6
------------------------------------------------------------------------------
Cash and Temporary Cash Investments, December 31         $  36   $   6  $   5
==============================================================================

Supplemental Cash Flows Information:
  Cash paid for - Interest (includes capitalized
    interest of $7, $6 and $5)                           $ 101   $  98  $ 103
                - Income taxes                              92     (48)   102
Noncash Financing Activities:
  Charleston Franchise Agreement                             -       -     21
  Charleston Environmental Agreement                         -       -     20

See Notes to Consolidated Financial Statements.



SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                                        1998            1997
Common Equity (Note 5):                                                             (Millions of Dollars)
  Common stock, 4.50 par value, authorized 50,000,000 shares; issued
    and outstanding, 40,296,147 shares                                           $  181           $  181
  Premium on common stock                                                           395              395
  Other paid-in capital                                                             437              438
  Capital stock expense                                                              (5)              (5)
  Retained earnings                                                                 491              438
-----------------------------------------------------------------------------------------------------------------
Total Common Equity                                                               1,499     52%    1,447     50%
----------------------------------------------------------------------------------------------------------------


Cumulative Preferred Stock (Not subject to purchase or sinking funds):

  $100 Par Value - Authorized 1,200,000 shares
   $50 Par Value - Authorized 125,209 shares

                         Shares Outstanding        Redemption Price

               Series     1998       1997
    $100 Par   6.52%   1,000,000  1,000,000             100.00                      100              100
     $50 Par   5.00%     125,209    125,209              52.50                        6                6
  ---------------------------------------------------------------------------------------------------------------
Total Preferred Stock (Not subject to purchase or sinking funds)                    106      4%      106      4%
----------------------------------------------------------------------------------------------------------------

Cumulative Preferred Stock (Subject to purchase or sinking funds)(Notes 6 and 8):

  $100 Par Value - Authorized 1,550,000 shares; None outstanding in 1998 and 1997

  $50 Par Value - Authorized 1,580,052 shares

                         Shares Outstanding        Redemption Price

               Series     1998       1997
                4.50%     12,800     14,400              51.00                        1                1
                4.60%(A)  20,052     21,894              51.00                        1                1
                4.60%(B)  64,600     68,000              50.50                        3                4
                5.125%    69,000     70,000              51.00                        3                3
                6.00%     73,600     76,800              50.50                        4                4
                        -------------------
      Total              240,052    251,094
                        ===================


   $25 Par Value - Authorized 2,000,000 shares; None outstanding in 1998 and 1997


Total Preferred Stock (Subject to purchase or sinking funds)                         12               13
Less: Current portion, including sinking fund requirements                            1                1
----------------------------------------------------------------------------------------------------------------
Total Preferred Stock, Net (Subject to purchase or sinking funds)                    11      -%       12     -%
---------------------------------------------------------------------------------------------------------------

Company-Obligated  Mandatorily  Redeemable Preferred Securities of the Company's
  Subsidiary  Trust,  SCE&G Trust I, holding solely $50 million principal amount of 7.55% of
  Junior Subordinated Debentures of the Company, due 2027.                           50      2%       50     2%
---------------------------------------------------------------------------------------------------------------







SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CAPITALIZATION

December 31,                                                          1998                1997
---------------------------------------------------------------------------------------------------
                                                                       (Millions of Dollars)
Long-Term Debt (Notes 3, 4 and 8):

First Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6%                       2000                         100                  100
                6 1/4%                   2003                         100                  100
                7.70%                    2004                         100                  100
                7 1/8%                   2013                         150                  150
                7 1/2%                   2023                         150                  150
                7 5/8%                   2023                         100                  100
                7 5/8%                   2025                         100                  100

First and Refunding Mortgage Bonds:
                                       Year of
               Series                  Maturity

                6 1/2%                   1998                           -                   20
                7 1/4%                   2002                           -                   30
                9%                       2006                         131                  131
                8 7/8%                   2021                         114                  114

Pollution Control Facilities Revenue Bonds:
  Fairfield County Series 1984, due 2014 (6.50%)                       57                   57
  Orangeburg County Series 1994 due 2024 (5.70%)                       30                   30
  Other                                                                16                   16
Commercial Paper                                                       66                   80
Charleston Franchise Agreement due 1997-2002                           14                   18
Charleston Environmental Agreement due 1997-1999                        6                   13
Other                                                                   4                    4
------------------------------------------------------------------------------------------------------
Total Long-Term Debt                                                1,238                1,313
Less:   Current maturities, including sinking fund requirements        29                   48
        Unamortized discount                                            3                    3
------------------------------------------------------------------------------------------------------
Total Long-Term Debt, Net                                           1,206     42%        1,262    44%
-----------------------------------------------------------------------------------------------------
Total Capitalization                                               $2,872    100%       $2,877   100%
=====================================================================================================


See Notes to Consolidated Financial Statements.


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

A.     Organization and Principles of Consolidation

       South Carolina Electric & Gas Company (the Company), a public utility, is a South Carolina corporation organized in 1924 and a wholly owned subsidiary of SCANA Corporation, a South Carolina holding company. The Company is engaged predominately in the generation and sale of electricity to wholesale and retail customers in South Carolina and in the purchase, sale and transportation of natural gas to retail customers in South Carolina.

       The accompanying Consolidated Financial Statements include the accounts of the Company, South Carolina Fuel Company, Inc. (Fuel Company) and SCE&G Trust
I. Intercompany balances and transactions between the Company, Fuel Company and SCE&G Trust I have been eliminated in consolidation.

Affiliated Transactions

       The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from Pipeline Corporation and at December 31, 1998 and 1997 the Company had approximately $16.1 million and $22.1 million, respectively, payable to Pipeline Corporation for such gas purchases. The Company purchases all of the electric generation of Williams Station, which is owned by GENCO, under a unit power sales agreement. At December 31, 1998 and 1997 the Company had approximately $5.8 million and $9.1 million, respectively, payable to GENCO for unit power purchases. Such unit power purchases, which are included in "Purchased power," amounted to approximately $85.0 million, $99.8 million and $95.3 million in 1998, 1997 and 1996, respectively.

       Total interest income, based on market interest rates, associated with the Company's advances to affiliated companies was approximately $281,000, $20,000 and $36,000 in 1998, 1997 and 1996, respectively.

       In 1998, 1997 and 1996 there were no amounts relating to advances from affiliated companies included in "Other interest expense."

B.     Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statements of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of December 31, 1998, approximately $208 million and $66 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $51 million, respectively. The electric and gas regulatory assets of approximately $50 million and $33 million, respectively (excluding deferred income tax assets) are being recovered through rates and, as discussed in Note 2B, the PSC has approved accelerated recovery of approximately $14 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and would be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off is recorded, but it is not expected that cash flows or financial position would be materially affected.

C.     System of Accounts

       The accounting records of the Company are maintained in accordance with the Uniform System of Accounts prescribed by the Federal Energy Regulatory Commission (FERC) and as adopted by the South Carolina Public Service Commission
(PSC).


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

       The  Company,  operator  of the V.  C.  Summer  Nuclear  Station  (Summer
Station), and Santee Cooper (formerly the South Carolina Public Service Authority) are joint owners of Summer Station in the proportions of two-thirds and one-third, respectively. The parties share the operating costs and energy output of the plant in these proportions. Each party, however, provides its own financing. Plant-in-service related to the Company's portion of Summer Station was approximately $983.3 million and $978.2 million as of December 31, 1998 and 1997, respectively. Accumulated depreciation associated with the Company's share of Summer Station was approximately $369.2 million and $323.6 million as of December 31, 1998 and 1997, respectively. The Company's share of the direct expenses associated with operating Summer Station is included in "Other operation" and "Maintenance" expenses.

E.     Allowance for Funds Used During Construction

       AFC, a noncash item, reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company has calculated AFC using composite rates of 8.5%, 8.8% and 8.1% for 1998, 1997 and 1996, respectively. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. Interest on nuclear fuel in process and sulfur dioxide emission allowances is capitalized at the actual interest amount incurred.

F.  Revenue Recognition

       Customers' meters are read and bills are rendered on a monthly cycle basis. Base revenue is recorded during the accounting period in which the meters are read.

       Fuel costs for electric generation are collected through the fuel cost component in retail electric rates. The fuel cost component contained in electric rates is established by the PSC during annual fuel cost hearings. Any difference between actual fuel costs and that contained in the fuel cost component is deferred and included when determining the fuel cost component during the next annual fuel cost hearing. The Company had undercollected through the electric fuel cost component approximately $3.1 million and $1.3 million at December 31, 1998 and 1997, respectively, which are included in "Deferred Debits
- Other."

       Customers subject to the gas cost adjustment clause are billed based on a fixed cost of gas determined by the PSC during annual gas cost recovery hearings. Any difference between actual gas cost and that contained in the rates is deferred and included when establishing gas costs during the next annual gas cost recovery hearing. At December 31, 1998 and 1997 the Company had undercollected through the gas cost recovery procedure approximately $5.2 million and $7.6 million, respectively, which are included in "Deferred Debits Other."

       The Company's gas rate schedules for residential, small commercial and small industrial customers include a weather normalization adjustment, which minimizes fluctuations in gas revenues due to abnormal weather conditions.

G.     Depreciation and Amortization

       Provisions for depreciation are recorded using the straight-line method for financial reporting purposes and are based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates were 3.02%, 3.09% and 3.13% for 1998, 1997 and 1996, respectively.

       Nuclear fuel amortization, which is included in "Fuel used in electric generation" and is recovered through the fuel cost component of the Company's rates, is recorded using the units-of-production method. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the Department Of Energy (DOE) under a contract for disposal of spent nuclear fuel.

       The acquisition adjustment relating to the purchase of certain gas properties in 1982 is being amortized over a 40-year period using the straight-line method.

H.     Nuclear Decommissioning

       Decommissioning of Summer Station is presently scheduled to commence when the operating license expires in the year 2022. Based on a 1991 study, the expenditures (on a before-tax basis) related to the Company's share of decommissioning activities were estimated to be approximately $200 million, including partial reclamation costs. The Company is providing for its share of estimated decommissioning costs of Summer Station over the life of Summer Station. The Company's method of funding decommissioning costs is referred to as COMReP (Cost of Money Reduction Plan). Under this plan, funds collected through rates ($3.2 million in each of 1998 and 1997) are used to pay premiums on insurance policies on the lives of certain Company personnel. The Company is the beneficiary of these policies. Through these insurance contracts, the Company is able to take advantage of income tax benefits and accrue earnings on the fund on a tax-deferred basis. Amounts for decommissioning collected through electric rates, insurance proceeds, and interest on proceeds less expenses are transferred by the Company to an external trust fund in compliance with the financial assurance requirements of the Nuclear Regulatory Commission. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures on an after-tax basis. The trust's sources of decommissioning funds under the COMReP program include investment components of life insurance policy proceeds, return on investment and the cash transfers from the Company described above. The Company records its liability for decommissioning costs in deferred credits.

       Pursuant to the National Energy Policy Act passed by Congress in 1992 and the requirements of the DOE, the Company has recorded a liability for its estimated share of the DOE's decontamination and decommissioning obligation. The liability, approximately $3.6 million at December 31, 1998, has been included in "Long-Term Debt, Net." The Company is recovering the cost associated with this liability through the fuel cost component of its rates; accordingly, this amount has been deferred and is included in "Deferred Debits - Other."

I.     Income Taxes

       Deferred tax assets and liabilities are recorded for the tax effects of temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise, they are charged or credited to income tax expense.

J.     Pension Expense

       The Company participates in SCANA's noncontributory defined benefit pension plan, which covers all permanent employees. Benefits are based on years of accredited service and the employee's average annual base earnings received during the last three years of employment. SCANA's policy has been to fund the plan to the extent permitted by the applicable Federal income tax regulations as determined by an independent actuary.

     In addition to pension benefits, the Company provides certain health care and life insurance benefits to active and retired employees. Retirees share in a portion of their medical care cost. The Company provides life insurance benefits to retirees at no charge. The costs of postretirement benefits other than pensions are accrued during the years the employees render the service necessary to be eligible for the applicable benefits. Additionally, to accelerate the amortization of the remaining transition obligation for postretirement benefits other than pensions, as authorized by the PSC, the Company expensed approximately $15.7 million, $15.6 million and $6.2 million for the years ended December 31, 1998, 1997 and 1996, respectively. (See Note 2B.)

     Disclosure required for these plans under Statement of Financial Accounting
Standards   No.  132,   "Employer's   Disclosures   about   Pensions  and  Other
Postretirement Benefits" are set forth in the following tables:

                     Components of Net Periodic Benefit Cost

                                                                 Other
                   Retirement Benefits Postretirement Benefits
                          1998 1997 1996 1998 1997 1996
                                   ----    ----   ----     ----    ----    ----
                   (Millions of Dollars) (Millions of Dollars)

Service Cost                     $  8.3  $  6.8  $ 6.5     $ 2.6   $ 2.5  $ 2.6
Interest Cost                      25.9    23.5   22.0       9.4     7.8    7.8
Expected return on assets         (59.3)  (41.6) (35.5)      N/A     N/A    N/A
Prior service cost amortization     1.1     1.1    1.4       0.7     0.7    0.7
Actuarial (gain) loss              (9.6)   (7.0)  (5.2)      1.0     0.1    0.5
Transition amount amortization      0.8     0.8    0.8      19.1    18.9    9.5
Amounts contributed by (to)
  Company affiliates                0.3     0.3    0.2      (0.7)   (0.7)  (0.6)
                                 ------  ------  -----     -----   -----  -----
Net periodic benefit cost        $(32.5) $(16.1) $(9.8)    $32.1   $29.3  $20.5
                                 ======  ======  =====     =====   =====  =====


                 Weighted-Average Assumptions as of December 31

                                                                                                  Other
                                                 Retirement Benefits                    Postretirement Benefits

                                               1998       1997       1996               1998       1997       1996
                                               ----       ----       ----               ----       ----       ----

Discount rate                                   7.0%       7.5%       7.5%               7.0%       7.5%       7.5%
Expected return on plan assets                  9.5%       8.0%       8.0%                  NA         NA         NA
Rate of compensation increase                   4.0%       4.0%       3.0%               4.0%       4.0%       3.0%

                          Change in Benefit Obligation

                                                                                              Other
                                                 Retirement Benefits                Postretirement Benefits

                                                   1998         1997                      1998          1997
                                                 (Millions of Dollars)                  (Millions of Dollars)

Benefit obligation, January 1                      $344.4        $306.9                    $108.8       $110.1
Service cost                                          8.3           6.8                       2.6          2.5
Interest cost                                        25.9          23.5                       9.4          7.8
Plan participants' contributions                      0.1           0.2                       0.5          0.5
Actuarial (gain)/loss                                28.3          25.1                      23.3         (5.2)
Benefits paid                                       (17.7)        (18.1)                     (7.6)        (6.9)
                                                   ------        ------                    ------       ------
Benefit obligation, December 31                    $389.3        $344.4                    $137.0       $108.8
                                                   ======        ======                    ======       ======


                              Change in Plan Assets

                               Retirement Benefits

                                                        1998            1997
                                                        ----            ----
                                                    (Millions of Dollars)

Fair value of plan assets, January 1                    $632.9         $523.5
Actual return on plan assets                              83.5          119.5
Company contribution                                       -              7.8
Plan participants' contributions                           0.1            0.2
Benefits paid                                            (17.7)         (18.1)
                                                        ------         ------
Fair value of plan assets, December 31                  $698.8         $632.9
                                                        ======         ======


The Company does not fund postretirement benefits other than pensions.

                             Funded Status of Plans
                                                                                               Other
                                                 Retirement Benefits                Postretirement Benefits

                                                   1998         1997                      1998          1997
                                                 (Millions of Dollars)                  (Millions of Dollars)

Funded status, December 31                         $309.5        $288.5                   $(137.0)     $(108.8)
Unrecognized actuarial (gain)/loss                 (213.4)       (227.1)                     34.5         12.2
Unrecognized prior service cost                      12.3          13.4                       5.1          5.8
Unrecognized net transition
  obligation                                          6.5       7.4                        10.7           29.8
                                                   ------    ------                     -------        -------
Net amount recognized in
  Consolidated Balance Sheets                      $114.9        $ 82.2                   $ (86.7)     $ (61.0)
                                                   ======        ======                   ========     =======


Health Care Trends

The determination of net periodic postretirement benefit cost is based on the following assumptions:

                                          1998       1997       1996
-------------------------------------------------------------------------------
Health care cost trend rate                8.5%       9.0%       9.5%
Ultimate health care cost trend rate       5.0%       5.5%       5.5%
Year achieved                              2005       2004       2004


The effect of a one-percentage-point increase or decrease in the assumed health care cost trend rates on the aggregate of the service and interest cost components of net periodic postretirement health care benefit cost and the accumulated postretirement benefit obligation for health care benefits are as follows:


                                                       1%            1%
                                                   Increase     Decrease
                              (Millions of Dollars)

Effect on health care cost                           $0.2         $(0.3)
Effect on postretirement obligation                   3.5          (3.9)

K.     Debt Premium, Discount and Expense, Unamortized Loss on Reacquired Debt

       For regulatory purposes, long-term debt premium, discount and expense are being amortized as components of "Interest on long-term debt, net" over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are deferred and amortized over the term of the replacement debt.

L.      Environmental

       The  Company has an  environmental  assessment  program to  identify  and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. As of December 31, 1998, the Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $21.3 million and $32.4 million at December 31, 1998 and 1997, respectively. The deferral includes the estimated costs to be associated with the matters discussed in Note 10C.

M.     Fuel Inventories

       Nuclear fuel and fossil fuel inventories and sulfur dioxide emission allowances are purchased and financed by Fuel Company under a contract which requires the Company to reimburse Fuel Company for all costs and expenses relating to the ownership and financing of fuel inventories and sulfur dioxide emission allowances. Accordingly, such fuel inventories and emission allowances and fuel-related assets and liabilities are included in the Company's consolidated financial statements. (See Note 4.)

N.     Temporary Cash Investments

       The Company considers temporary cash investments having original maturities of three months or less to be cash equivalents. Temporary cash investments are generally in the form of commercial paper, certificates of deposit and repurchase agreements.

P.       Recently Issued Accounting Standard

       The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The provisions of the Statement, which will be implemented by the Company for the fiscal year beginning January 1, 2000, establish accounting and reporting standards for derivative instruments, including those imbedded in other contracts, and hedging activities. The impact that adoption of the provisions of the Statement will have on the Company's results of operations, cash flows and financial position has not been determined.

Q.     Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1998 presentation.

R.     Use of Estimates

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

2.   RATE MATTERS:

       A. On December 11, 1998, the PSC issued an order requiring the Company to reduce retail electric rates on a prospective basis. The PSC acted in response to the Company reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded the Company's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order requires prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the Commission-authorized level if the Company experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. The order requires the rate reductions to be placed into effect with the first billing cycle of January 1999. On December 21, 1998, the Company filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied the Company's motion for reconsideration, ruled that no further rate action was required, and reaffirmed the Company's return on equity of 12 percent.

       B. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates of 7.34%, which was designed to produce additional revenues, based on a test year, of approximately $67.5 million annually. The increase was implemented in two phases. The first phase, an increase in revenues of approximately $59.5 million annually, or 6.47%, commenced in January 1996. The second phase, an increase in revenues of approximately $8.0 million annually, or .87%, was implemented in January 1997. The PSC authorized a return on common equity of 12.0%. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated recovery of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, changing the amortization periods to allow recovery by the end of the year 2000. The Company's request to shift, for rate- making purposes, approximately $257 million of depreciation reserves from transmission and distribution assets to nuclear production assets was also approved. The Consumer Advocate and two other intervenors appealed certain issues in the order initially to the Circuit Court, which affirmed the PSC's decisions, and, subsequently, to the Supreme Court. In March 1998, the Company, the PSC, the Consumer Advocate and one of the other intervenors reached an agreement that provided for the reversal of the shift in depreciation reserves and the dismissal of the appeal of all other issues. The PSC also authorized the Company to adjust depreciation rates that had been approved in the 1996 rate order for its electric transmission, distribution and nuclear production properties to eliminate the effect of the depreciation reserve shift and to retroactively apply such depreciation rates to February 1996. As a result, a one-time reduction in depreciation expense of $5.5 million after taxes was recorded in March 1998. The agreement does not affect retail electric rates. The FERC had previously rejected the transfer of depreciation reserves for rates subject to its jurisdiction. In September 1998, the Supreme Court affirmed the Circuit Court's rulings on the issues contested by the remaining intervenor.

       C. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 1998, as a result of the annual review, the PSC approved the Company's request to maintain the billing surcharge at $.011 per therm which should enable the Company to recover the remaining balance of $22.1 million by December 2002.

       D. In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in Columbia , South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996, the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996, the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders to the Circuit Court where they are awaiting action.

3.      LONG-TERM DEBT:

       The annual amounts of long-term debt maturities, including amounts due under nuclear and fossil fuel agreements (see Note 4), and sinking fund requirements for the years 1999 through 2003 are summarized as follows:



                             Year Amount Year Amount
                              (Millions of Dollars)

                 1999         $ 29.1       2002     $ 22.6
                 2000          188.6       2003      124.5
                 2001           22.6
                 --------------------------------------------------------------

       Approximately $18.5 million of the portion of long-term debt payable in 1999 may be satisfied by either deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits, or by deposit of cash with the Trustee.

       On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with the Company. In consideration for the electric franchise agreement, the Company is paying the City $25 million over seven years (1996-2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against the Company involving the Calhoun Park area, where the Company and its predecessor companies operated a manufactured gas plant until the 1960's, the Company is paying the City $26 million over a four-year period (1996-1999). Such amount is deferred (see Note 1L). The unpaid balances of these amounts are included in "Long-Term Debt."

       The Company has three-year revolving lines of credit totaling $75 million, in addition to other lines of credit, that provide liquidity for issuance of commercial paper. The three-year lines of credit provide back-up liquidity when commercial paper outstanding is in excess of $175 million. The long-term nature of the lines of credit allow commercial paper in excess of $175 million to be classified as long-term debt. The Company had outstanding commercial paper of $125.2 million and $13.3 million at December 31, 1998 and 1997, at weighted average interest rates of 5.32% and 5.90%, respectively.

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

       Commercial paper outstanding totaled $66.0 million and $80.3 million at December 31, 1998 and 1997 at weighted average interest rates of 5.45% and 5.87%, respectively.

5.  COMMON EQUITY:

       The changes in "Stockholders' Investment" (Including Preferred Stock Not Subject to Purchase or Sinking Funds) during 1998, 1997 and 1996 are summarized as follows:

                                        Common     Preferred     Millions
                                        Shares       Shares     of Dollars
Balance December 31, 1995             40,296,147    322,877       $1,341.1
  Changes in Retained Earnings:
    Net Income                                                       190.5
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                               (5.4)
      Common Stock                                                  (135.8)
  Equity Contributions from Parent
    including transfer of assets                                      49.1
--------------------------------------------------------------------------
Balance December 31, 1996             40,296,147    322,877        1,439.5
  Changes in Retained Earnings:
    Net Income                                                       194.6
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                               (9.3)
      Common Stock                                                  (162.6)
  Equity Contributions from Parent                                    12.1
  Issuance of Preferred Stock                     1,000,000          100.0
  Redemption of Preferred Stock                    (197,668)         (19.8)
  Changes in Capital Stock Expense                                     0.1
  Changes in Loss on Resale of
    Reacquired Stock                                                  (1.6)
--------------------------------------------------------------------------
Balance December 31, 1997             40,296,147  1,125,209        1,553.0
  Changes in Retained Earnings:
    Net Income                                                       227.2
    Cash Dividends Declared:
      Preferred Stock (at stated rates)                               (7.5)
      Common Stock                                                  (167.3)
   Changes in Other Paid in Capital                                   (0.2)
 -------------------------------------------------------------------------
 Balance December 31, 1998            40,296,147  1,125,209       $1,605.2
 =========================================================================

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that under certain circumstances could limit the payment of cash dividends on common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of the earnings therefrom. At December 31, 1998 approximately $25.1 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.     PREFERRED STOCK:

       The call premium of the respective series of preferred stock in no case exceeds the amount of the annual dividend. Retirements under sinking fund requirements are at par values.

       The aggregate annual amount of purchase fund or sinking fund requirements for preferred stock for the years 1999 through 2003 is $2.8 million.

       The changes in "Total Preferred Stock (Subject to Purchase or Sinking Funds)" during 1998, 1997 and 1996 are summarized as follows:

                                            Number                Millions
                                          of Shares              of Dollars

Balance December 31, 1995                   763,619                 $ 48.7
  Shares Redeemed:
   $100 par value                            (7,198)                  (0.7)
    $50 par value                           (50,319)                  (2.6)
---------------------------------------------------------------------------
Balance December 31, 1996                   706,102                   45.4
  Shares Redeemed:
   $100 par value                          (202,812)                 (20.3)
    $50 par value                          (252,196)                 (12.6)
---------------------------------------------------------------------------
Balance December 31, 1997                   251,094                   12.5
  Shares Redeemed:
    $50 par value                           (11,042)                  (1.0)
---------------------------------------------------------------------------
Balance December 31, 1998                   240,052                 $ 11.5
===========================================================================

On October 28, 1997 SCE&G Trust I (the "Trust"), a wholly-owned subsidiary of the Company, issued $50 million (2,000,000 shares) of 7.55% Trust Preferred Securities, Series A (the "Preferred Securities"). The Company owns all of the Common Securities of the Trust (the "Common Securities"). The Preferred
Securities and the Common Securities (the "Trust Securities") represent undivided beneficial ownership interests in the assets of the Trust. The Trust exists for the sole purpose of issuing the Trust Securities and using the proceeds thereof to purchase from the Company its 7.55% Junior Subordinated Debentures due September 30, 2027. The sole asset of the Trust is $50 million of Junior Subordinated Debentures of the Company. Accordingly, no financial statements of the Trust are presented. The Company's obligations under the Guarantee Agreement entered into in connection with the Preferred Securities, when taken together with the Company's obligation to make interest and other payments on the Junior Subordinated Debentures issued to the Trust and the Company's obligations under its Indenture pursuant to which the Junior Subordinated Debentures are issued, provides a full and unconditional guarantee by the Company of the Trust's obligations under the Preferred Securities. Proceeds were used to redeem preferred stock of the Company.

       The preferred securities of the Trust are redeemable only in conjunction with the redemption of the related 7.55% Junior Subordinated Debentures. The Junior Subordinated Debentures will mature on September 30, 2027 and may be redeemed, in whole or in part, at any time on or after September 30, 2002 or upon the occurrence of a Tax Event. A Tax Event occurs if an opinion is received from counsel experienced in such matters that there is more than an insubstantial risk that: (1) the Trust is or will be subject to Federal income tax, with respect to income received or accrued on the Junior Subordinated Debentures, (2) interest payable by the Company on the Junior Subordinated Debentures will not be deductible, in whole or in part, by the Company for Federal income tax purposes, and (3) the Trust will be subject to more than a de minimis amount of other taxes, duties, or other governmental charges.

       Upon the redemption of the Junior Subordinated Debentures, payment will simultaneously be applied to redeem Preferred Securities having an aggregate liquidation amount equal to the aggregate principal amount of the Junior Subordinated Debentures. The Preferred Securities are redeemable at $25 per preferred security plus accrued distributions.

7.     INCOME TAXES:

       Total income tax expense for 1998, 1997 and 1996 is as follows:

                                        1998            1997          1996
----------------------------------------------------------------------------
                              (Millions of Dollars)
Current taxes:
  Federal                              $116.1          $ 88.0         $ 88.2
  State                                   2.1            (6.9)          13.1
----------------------------------------------------------------------------
    Total current taxes                 118.2            81.1          101.3
----------------------------------------------------------------------------
Deferred taxes, net:
  Federal                                 1.8             3.7            8.3
  State                                   2.0             1.5            1.8
-----------------------------------------------------------------------------
    Total deferred taxes                  3.8             5.2           10.1
-----------------------------------------------------------------------------
Investment tax credits:
    Deferred - State                     14.3            19.0              -
    Amortization of amounts
      deferred-State                     (0.9)           (1.5)             -
    Amortization of amounts
      deferred-Federal                   (3.2)           (3.2)          (3.2)
----------------------------------------------------------------------------
    Total Investment Tax credit          10.2            14.3           (3.2)
----------------------------------------------------------------------------
      Total income tax expense         $132.2          $100.6         $108.2
============================================================================

     The difference in total income tax expense and the amount calculated from the application of the statutory Federal income tax rate (35% for 1998, 1997 and 1996) to pre-tax income is reconciled as follows:

                                        1998        1997          1996
---------------------------------------------------------------------------
                              (Millions of Dollars)

Net income                               $227.2      $194.7        $190.5
Total income tax expense:
  Charged to operating expenses           128.0        98.1         107.7
  Charged (credited) to other items         4.2         2.5           0.5
---------------------------------------------------------------------------
Total pre-tax income                     $359.3      $295.3        $298.7
==========================================================================

Income taxes on above at statutory
  Federal income tax rate                $125.8      $103.4        $104.5
Increases (decreases) attributable to:
  State income taxes (less Federal
    income tax effect)                     11.4         7.9           9.7
  Deferred income tax reversal at
    higher than statutory rates            (3.0)       (3.5)         (3.4)
  Amortization of Federal
    investment tax credits                 (3.2)       (3.2)         (3.2)
  Allowance for equity funds
    used during construction               (2.4)       (2.1)         (1.4)
  Other differences, net                    3.6        (1.9)          2.0
--------------------------------------------------------------------------
       Total income tax expense          $132.2      $100.6        $108.2
==========================================================================

       The tax effects of significant temporary differences comprising the Company's net deferred tax liability at December 31, 1998 and 1997 are as follows:


                                                   1998              1997
----------------------------------------------------------------------------
                                                    (Millions of Dollars)
Deferred tax assets:
     Unamortized investment tax credits           $ 61.7            $ 55.4
     Cycle billing                                  20.6              20.5
     Early retirement programs                      13.0               3.1
     Deferred compensation                           7.2               6.7
     Other postretirement benefits                  32.9              14.6
     Other                                          12.0               8.1
----------------------------------------------------------------------------
           Total deferred tax assets               147.4             108.4
----------------------------------------------------------------------------
Deferred tax liabilities:
     Property plant and equipment                  584.9             561.2
     Pension expense                                39.2              27.5
     Reacquired debt                                 7.5               7.5
     Research and experimentation                   32.5              19.5
     Deferred fuel                                   3.4               3.6
     Other                                           8.1               7.6
----------------------------------------------------------------------------
          Total deferred tax liabilities           675.6             626.9
----------------------------------------------------------------------------
Net deferred tax liability                        $528.2            $518.5
============================================================================

       The Internal Revenue Service has examined and closed consolidated Federal income tax returns of SCANA Corporation through 1989, and has examined and proposed adjustments to SCANA's Federal returns for 1990 through 1995. The Company does not anticipate that any adjustments which might result from these examinations will have a significant impact on the results of operations, cash flows or financial position of the Company.

8.     FINANCIAL INSTRUMENTS:

       The carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997 are as follows:


                                             1998                    1997
                                                 Estimated             Estimated
                                      Carrying     Fair       Carrying  Fair
                                      Amount       Value      Amount    Value
                              (Millions of Dollars)
Assets:
  Cash and temporary cash
    investments                      $ 35.6      $ 35.6       $   6.0   $   6.0
  Investments                           5.1         5.1           5.3       5.3
Liabilities:
  Short-term borrowings               125.2       125.2          13.3      13.3
  Long-term debt                    1,234.8     1,356.4       1,309.5   1,384.7
  Preferred stock (subject
    to purchase or sinking funds)      12.0        11.3          12.5      11.3

 The information presented herein is based on pertinent information available to the Company as of December 31, 1998 and 1997. Although the Company is not aware of any factors that would significantly affect the estimated fair value amounts, such financial instruments have not been comprehensively revalued since December 31, 1998, and the current estimated fair value may differ significantly from the estimated fair value at that date.

       The following methods and assumptions were used to estimate the fair value of the above classes of financial instruments:

o      Cash  and  temporary  cash  investments,   including   commercial  paper,
       repurchase agreements, treasury bills and notes, are valued at their carrying amount.

o Fair values of investments and long-term debt are based on quoted market prices of the instruments or similar instruments, or for those instruments for which there are no quoted market prices available, fair values are based on net present value calculations. Investments which are not considered to be financial instruments have been excluded from the carrying amount and estimated fair value. Settlement of long term debt may not be possible or may not be a prudent management decision.

o        Short-term borrowings are valued at their carrying amount.

o The fair value of preferred stock (subject to purchase or sinking funds) is estimated on the basis of market prices.

o Potential taxes and other expenses that would be incurred in an actual sale or settlement have not been taken into consideration.

9.   SHORT-TERM BORROWINGS:

       The Company pays fees to banks as compensation for its committed lines of credit. Commercial paper borrowings are for 270 days or less. Details of lines of credit (including uncommitted lines of credit) and short-term borrowings, excluding amounts classified as long-term (Notes 3 and 4), at December 31, 1998 and 1997 and for the years then ended are as follows:

                                                         1998      1997
                                                     (Millions of dollars)

Authorized lines of credit at year-end                    $285      $315
Unused lines of credit at year-end                        $285      $315

Short-term borrowings outstanding at year-end:
    Commercial paper                                    $125.2     $13.3
      Weighted average interest rate                      5.32%     5.90%
--------------------------------------------------------------------------

10.  COMMITMENTS AND CONTINGENCIES:

A.      Construction

        SCANA and Westvaco, each own a 50% interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. Construction of the facility began in September 1996 and is in the final stages. Construction financing of approximately $170 million was provided to Cogen by banks. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $51 million from Cogen, alleging that construction cost overruns relating to the facility were incurred and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, the Company and SCANA were also named in the suit. The Company and the other defendants believe the suit is without merit and are mounting an appropriate defense. The Company does not believe that the resolution of this issue will have a material impact on its results of operations, cash flows or financial position.

B. Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.7 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $58.7 million per incident, but not more than $6.7 million per year.

       The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited (NEIL) and American Nuclear Insurers (ANI) providing combined property and decontamination insurance coverage of $2.0 billion for any losses at Summer Station. The Company pays annual premiums and, in addition, could be assessed a retroactive premium not to exceed five times its annual premium in the event of property damage loss to any nuclear generating facilities covered under the NEIL program. Based on the current annual premium, this retroactive premium would not exceed $6.1 million.

       To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that the Company's rates would not recover the cost of any purchased replacement power, the Company will retain the risk of loss as a self-insurer. The Company has no reason to anticipate a serious nuclear incident at Summer Station. If such an incident were to occur, it could have a material adverse impact on the Company's results of operations, cash flows and financial position.

C.     Environmental

         In September 1992, the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The PRPs have negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $2.2 million. On September 30, 1998 a Record of Decision, was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between the Company and the EPA.

         In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup as discussed above. As part of the environmental settlement, SCE&G has agreed to construct an 1,100 space parking garage on the Calhoun Park site and to transfer the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is not to exceed $16.9 million, the maximum expected project cost. The parking garage is currently under construction, and is scheduled for completion in the spring of the year 2000.

         The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion, and a covenant not to sue. The Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

D.     Franchise Agreements

       See Note 3 for a discussion of the electric franchise agreement between the Company and the City of Charleston.

E.     Claims and Litigation

       The Company is engaged in various claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company. No estimate of the range of loss from these matters can currently be determined.

11.      SEGMENT OF BUSINESS INFORMATION:

         The Company's reportable segments, based on combined revenues from external and internal sources, are Electric Operations and Gas Distribution. Electric Operations is comprised of the electric portion of the Company and Fuel Company. This segment is primarily engaged in the generation, transmission, and distribution of electricity. The Company's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern, and southwestern portions of South Carolina. Sales of electricity to industrial, commercial, and residential customers are regulated by the PSC. Fuel Company acquires, owns, and provides financing for the fuel and emission allowances required for the operation of SCE&G's generation facilities.

         Gas Distribution is comprised of the Company's local distribution operations. This segment is engaged in the purchase and sale, primarily at retail, of natural gas. These operations extend to 30 counties in South Carolina covering approximately 21,000 square miles.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company records intersegment sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Non-regulated sales and transfers are recorded at current market prices.

         The Company's reportable segments share a similar regulatory environment and, in some cases, an overlapping service area. However, Electric Operation's product differs from Gas Distribution, as does its generation process and method of distribution.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

--------------------------------------------------------------------------------
                               Electric         Gas         All
                  1998        Operations1   Distribution   Other2   Total
--------------------------------------------------------------------------------
External Customer Revenue       1,220           230         1      1,451
Revenue from Affiliates           201             3         -        204
Operating Income (Loss)           307            21       (5)        323
Depreciation and Amortization     120            11         -        131
Segment Assets                  4,305           381       209      4,895
Expenditures for Assets           179            19        39        237
-------------------------------------------------------------------------

--------------------------------------------------------------------------------
                                Electric         Gas          All
                  1997         Operations1   Distribution    Other2     Total
--------------------------------------------------------------------------------
External Customer Revenue        1,103            234          2       1,338
Revenue from Affiliates             24              1          -          25
Operating Income (Loss)            269             22        (4)         287
Depreciation and Amortization      129             11          -         140
Segment Assets                   4,240            364        227       4,831
Expenditures for Assets            186             15         32         233
-----------------------------------------------------------------------------


--------------------------------------------------------------------------------
                                 Electric        Gas         All
                   1996         Operations1  Distribution   Other2     Total
--------------------------------------------------------------------------------
External Customer Revenue         1,107            235         3       1,345
Revenue from Affiliates              23              1         -          24
Operating Income (Loss)             278             19       (7)         290
Depreciation and Amortization       123             12         -         135
Segment Assets                    4,073            350       158       4,581
Expenditures for Assets             183             19        25         226
Significant non-cash activities      21             20         -          41
----------------------------------------------------------------------

         1Management uses operating income and utility plant to measure segment profitability and financial position, respectively. Accordingly, the Company does not allocate interest charges, income tax/(benefit), accumulated depreciation, common and non-utility plant, or deferred tax assets to its segments. Interest income is not reported by segment and is not material.

         2Revenues and assets from segments below the quantitative thresholds are attributable primarily to the Company's transit operations, SCE&G Trust I and non-regulated activities. None of these segments met any of the quantitative thresholds for determining reportable segments in 1998, 1997 or 1996. Significant non-cash activities included the Charleston electric franchise agreement and the Charleston environmental agreement related to a manufactured gas plant site.


                      Reconciliation of Reportable Segments
                      to Consolidated Financial Statements
                              (Millions of Dollars)


    --------------------------------------------------------------------------
                                  Total        Operating
                   1998          Revenue     Income/(Loss)     Assets
    --------------------------------------------------------------------------
    Reportable Segments          1,653              328          4,686
    All Other                        2              (5)            209
    Unallocated                      -                -          (469)
    Elimination of Affiliates    (204)             (11)           (65)
    Adjustments                      -                -          (115)
    -------------------------------------------------------------------
    Consolidated Totals          1,451              312          4,246
    --------------------------------------------------------------------------

    ---------------------------------------------------------------------------
                                      Total          Operating
                      1997           Revenue       Income/(Loss)       Assets
    ---------------------------------------------------------------------------
    Reportable Segments              $ 1,362              $ 291      $ 4,603
    All Other                              2                (4)          227
    Unallocated                            -                  -        (631)
    Elimination of Affiliates           (26)                (5)         (65)
    Adjustments                            -                  -         (80)
    -------------------------------------------------------------------------
    Consolidated Totals              $ 1,338              $ 282      $ 4,054
    -------------------------------------------------------------------------

    ---------------------------------------------------------------------------
                                    Total           Operating
                      1996         Revenue        Income/(Loss)       Assets
    ---------------------------------------------------------------------------
    Reportable Segments             $ 1,366               $ 297      $ 4,423
    All Other                             3                 (7)          158
    Unallocated                           -                   -        (547)
    Elimination of Affiliates          (24)                 (4)         (12)
    Adjustments                           -                   -         (63)
    -------------------------------------------------------------------------
    Consolidated Totals             $ 1,345               $ 286      $ 3,959
    -------------------------------------------------------------------------

         The Consolidated Financial Statements report operating revenues, comprised of the reportable segments and the non-reportable transit operations segment. Adjustments to assets consist of various reclassifications made for external reporting purposes. Unallocated net income consists of the Company's net income. Segment assets include utility plant only (excluding accumulated depreciation) for all segments. As a result, unallocated assets include accumulated depreciation, offset in part by common and non-utility plant and non-fixed assets for the segments.

                    Reconciliation of Other Significant Items
                              (Millions of Dollars)


    ---------------------------------------------------------------------------
                                                                  Consolidated
                                Segment Totals      Adjustments      Totals
    1998
    Depreciation and Amortization      131              -             131
    Expenditures for Assets            237              8             245

    1997
    Depreciation and Amortization      140              -             140
    Expenditures for Assets            233            (1)             232

    1996
    Depreciation and Amortization      135              -             135
    Expenditures for Assets            227           (18)             209
    Significant Non-cash Activities     41              -              41
    ---------------------------------------------------------------------------

         Expenditures for Assets in 1996 are adjusted primarily to remove the non-cash transaction related to the Charleston Franchise Agreement.

12.  QUARTERLY FINANCIAL DATA (UNAUDITED):

                                     1998
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
                                       (Millions of Dollars)
Total operating
  revenues                 $358       $343       $431      $320     $1,452
Operating income             83         67        112        51        313
Net income                   60         44         88        35        227
----------------------------------------------------------------------------


                                     1997
                          First      Second     Third     Fourth
                          Quarter    Quarter    Quarter   Quarter    Annual
                                        (Millions of Dollars)
Total operating
  revenues                 $337       $289       $377      $335     $1,338
Operating income             74         52         93        63        282
Net income                   50         30         73        42        195
----------------------------------------------------------------------------




ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
                 FINANCIAL DISCLOSURE

       Not Applicable

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

SCANA:

       The information required by Item 10, "Directors and Executive Officers of the Registrant," with respect to executive officers is, pursuant to General Instruction G(3) to Form 10-K, set forth in Part I of this Form 10-K under the heading "Executive Officers of SCANA Corporation" on page 21 herein. The other information required by Item 10 is incorporated herein by reference to the captions "Election of Directors - Proposals 1 and 2" and "Other Information
Section 16(a) Beneficial Ownership Reporting Compliance" in SCANA's definitive proxy statement for the 1999 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934.

SCE&G:

                                    DIRECTORS

       The directors listed below were elected April 23, 1998 to hold office until the next annual meeting of SCE&G's stockholders on April 22, 1999.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

Bill L. Amick               55      For more than five years, Chairman of the
    (1990) Board and Chief Executive Officer of Amick Farms, Inc., Batesburg, SC (vertically integrated broiler operation).

                  For more than five years, Chairman and Chief
                   Executive Officer of Amick Processing, Inc.
                            and Amick Broilers, Inc.

                  Director, Blue Cross and Blue Shield of South
                   Carolina, Columbia, SC; SCANA Corporation,
                                  Columbia, SC.

James A. Bennett            38    Since December 1998, Senior Vice President and
    (1997)                            Director of Professional Banking, First
                                      Citizens Bank, Columbia, SC.

                   From December 1994 to December 1998, Senior
                    Vice President and Director of Community
                   Banking, First Citizens Bank, Columbia, SC.

                   From March 1991 to December 1994,President
                     of Victory Savings Bank, Columbia, SC.

                                    Director, SCANA Corporation

William B. Bookhart, Jr.    57      For more than five years, a partner in
    (1979)                            Bookhart Farms, Elloree, SC (general
                                      farming).

                   Director, SCANA Corporation, Columbia, SC.

William T. Cassels, Jr.     69      For more than five years, Chairman of the
(1990)                               Board, Southeastern Freight Lines, Inc.,
                                     Columbia, SC (trucking business).

                   Director, SCANA Corporation, Columbia, SC;
                    Member, Advisory Board of Liberty Mutual
                                Insurance Group.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships


Hugh M. Chapman             66     Since June 30, 1997, retired from NationsBank
    (1988)                            South, Atlanta, GA (a division of
                                      NationsBank   Corporation,   bank  holding
                                      company).

                     For more than five years prior to June
                     30,1997, Chairman of NationsBank South,
                                      Atlanta, GA

                   Director, SCANA Corporation, Columbia, SC;
                   West Point-Stevens, Inc and PrintPak, Inc.

Elaine T. Freeman 63 For more than five years,  Executive Director (1992) of ETV
     Endowment of South Carolina, Inc.
                   (non-profit organization), Spartanburg, SC.

                   Director, National Bank of South Carolina,
                        Columbia, SC; SCANA Corporation,
                                      Columbia, SC.

Lawrence M. Gressette, Jr.  67      Since February 28, 1997, Chairman Emeritus
    (1987)                            of SCANA Corporation.

                   For more than five years prior to February
                    28, 1997, Chairman of the Board and Chief
                                      Executive Officer of SCANA Corporation all
                                      SCANA subsidiaries.

                    Director, Wachovia Corporation, Winston-
                                      Salem,  NC; SCANA  Corporation,  Columbia,
SC.

W. Hayne Hipp               59     For more than five years, Chairman, President
    (1983) and Chief Executive Officer, The Liberty Corporation, Greenville, SC (insurance and broadcasting holding company).

                                    Director, The Liberty Corporation,
                      Greenville, SC; Wachovia Corporation,
                                      Winston-Salem,   NC;  SCANA   Corporation,
                                      Columbia, SC.

F. Creighton McMaster       69      For more than five years, President and
(1974) Manager, Winnsboro Petroleum Company, Winnsboro, SC (wholesale distributor of petroleum products).

                                  Director, First Union National Bank South
                  Carolina, Greenville, SC; SCANA Corporation,
                                  Columbia, SC.

Name and Year First
  Became Director           Age     Principal Occupation; Directorships

Lynne M. Miller             47      Since February, 1998, Chief Executive
    (1997)                            Officer of Environmental Strategies
                                      Corporation,   Reston,  VA  (environmental
                                      consulting and engineering firm).

                   For more than five years prior to February
                   1998,President of Environmental Strategies
                            Corporation, Reston, VA.

                   Director, SCANA Corporation, Columbia, SC.

John B. Rhodes              68      For more than five years, Chairman and
    (1967) Chief Executive Officer, Rhodes Oil Company, Inc., Walterboro, SC (distributor of petroleum products).

                   Director, SCANA Corporation, Columbia, SC.

Maceo K. Sloan              49     For more than five years, Chairman, President
    (1997)                            and CEO of Sloan Financial Group, Inc. and
                   Chairman, President and CEO of NCM Capital
                                      Management Group, Inc, both of which are located in Durham, NC.

                   Director, SCANA Corporation, Columbia, SC.

William B. Timmerman        52      Since March 1, 1997, Chairman and Chief
    (1991)                            Executive Officer of SCANA Corporation.

                  From August 21, 1996 to March 1, 1997, Chief
                     Operating Officer of SCANA Corporation.

                                    Since December 13, 1995,  President of SCANA
                                      Corporation.

                                    From May 1, 1994 to December 13, 1995,
                    Executive Vice President, Chief Financial
                  Officer and Controller of SCANA Corporation.
                                    For more  than  five  years  prior to May 1,
                                      1994,   Senior   Vice   President,   Chief
                                      Financial  Officer and Controller of SCANA
                                      Corporation.

                                 Director, SCANA Corporation, Columbia, SC;
                  Powertel, Inc., West Point, GA, ITC^DeltaCom,
                  West Point, GA; and The Liberty Corporation,
                                 Greenville, SC.

                           EXECUTIVE OFFICERS OF SCE&G

        SCE&G's officers are elected at the annual organizational meeting of the Board of Directors and hold office until the next such organizational meeting, unless the Board of Directors shall otherwise determine, or unless a resignation is submitted.

                                   Positions Held During
      Name                Age          Past Five Years                Dates

W. B. Timmerman            52       Chairman of the Board and
                                      Chief Executive Officer       1997-present
                                    Chief Operating Officer
                                      of SCANA                      1996-1997
                                    President of SCANA              1995-present
                                    President of SCANA
                                      Communications, Inc.,
                                      an affiliate                  1996-1997
                                    Executive Vice President,       *-1995
                                      Chief Financial Officer,
                                      and Controller                1994-1996
                                     Senior Vice President,
                                       Chief Financial Officer
                                      and Controller,               *-1994

J. L. Skolds               48       Group Executive - SCANA
                                      Electric Group                1997-present
                                    President and Chief
                                      Operating Officer,
                                      SCE&G                         1996-present
                                    Senior Vice President -
                                      Generation, SCE&G             1994-1996
                                    Vice President - Nuclear
                                      Operations, SCE&G             *-1994

G. J. Bullwinkel, Jr.      50       President of SCANA
                                      Communications, Inc.          1997-present
                                    Senior Vice President-
                                      Retail Electric, SCE&G        1995-present
                                    Senior Vice President-
                                      Fossil & Hydro Production     *-1994

W. A. Darby                53       Senior Vice President -
                                      Gas, SCANA Gas Group          1996-present
                                    Vice President-Gas Operations   *-1996
                                    President and Treasurer of
                                      ServiceCare, Inc. an
                                      affiliate                     1996-present
                                    General Manager of ServiceCare,
                                      Inc., an affiliate             1994-1996

K. B. Marsh                43       Senior Vice President - Finance
                                      Chief Financial Officer and
                                      Controller - SCANA            1998-present
                                    Vice President - Finance,
                                      Chief Financial Officer
                                      and Controller - SCANA        1996-1998
                                    Vice President - Finance,
                                      Treasurer and Secretary,
                                      SCANA                         *-1996
                                    Vice President                  1996-present



*Indicates position held at least since March 1, 1994

             SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        All of SCE&G's common stock is held by its parent, SCANA Corporation. The required forms indicate that no equity securities of SCE&G are owned by its directors and executive officers. Based solely on a review of the copies of such forms and amendments furnished to SCE&G and written representations from the executive officers and directors, SCE&G believes that during 1998 all Section 16(a) filing requirements applicable to its executive officers, directors and greater than 10% beneficial owners were complied with.

ITEM 11.  EXECUTIVE COMPENSATION

SCANA:

       The information called for by Item 11, "Executive Compensation", is incorporated herein by reference to the captions "Director Compensation" and "Compensation Committee Interlocks and Insider Participation," and "Executive Compensation" in SCANA's definitive proxy statement for the 1999 annual meeting of shareholders.

SCE&G:

       The following table contains information with respect to compensation paid or accrued during the years 1998, 1997 and 1996 to the Chief Executive Officer of SCE&G and to each of the other four most highly compensated executive officers of SCE&G during 1998.

                                                 SUMMARY COMPENSATION TABLE

Name and Principal         Year       Annual Compensation           Long-Term
Position                                                           Compensation
                                     (1)       (2)       (3)            (4)        (5)
                                   Salary     Bonus     Other         Payouts   All Other
                                     ($)       ($)      Annual          LTIP   Compensation
                                                     Compensation     Payouts      ($)
                                                         ($)            ($)
W. B. Timmerman
Chairman, President,       1998    455,909    303,780    17,514          -        27,138
Chief Executive            1997    400,634    318,815    12,220        88,338     24,038
Officer and Director       1996    335,266    196,832     6,399       109,819     20,116
- SCANA Corporation

J. L. Skolds
SCANA Group Executive      1998    305,123    163,399    14,099          -        18,201
Electric Group;            1997    277,132    161,677     5,777        70,283     16,628
President and Chief        1996    215,708    114,099     2,453        55,513     12,943
Operating Officer - SCE&G

G. J. Bullwinkel           1998    229,152     99,372    11,726          -        13,706
Senior Vice President      1997    219,273     92,796     7,776        70,283     13,156
- Retail Electric - SCE&G  1996    205,980     90,370     3,710        66,374     12,359

K. B. Marsh                1998    219,860     99,372     8,654          -        13,122
Senior Vice President,     1997    199,845    104,276     2,945        44,491     11,991
Chief Financial Officer    1996    166,616     75,667     1,189        46,462      9,997
and Controller - SCANA

W. A. Darby                1998    179,923     62,213     7,961          -        10,276
Senior Vice President,     1997    169,606     73,800     7,025        44,491     10,176
Gas, SCANA Gas Group       1996    157,659     54,090     3,566        46,462      9,460
President of ServiceCare

----------------
(1)      Payments under SCANA's Annual Incentive Plan.
(2) For 1998, other annual compensation consists of automobile allowance, life insurance premiums on policies owned by named executive officers and payments to cover taxes on benefits of $4,500, $7,435 and $5,579 for Mr. Timmerman; $6,000, $6,878 and $1,221 for Mr. Skolds; $6,000, $4,993 and $733 for Mr. Bullwinkel;
$6,905,  $1,183  and $566 for Mr.  Marsh;  and  $2,748,  $4,340 and $873 for Mr.
Darby. (3) Payments under the SCANA's Performance Share Plan. (4) All other compensation for all named executive officers consists solely of SCANA's contributions to defined contribution plans. (5) Reflects actual salary paid in 1998. Base salary of $472,000 became effective on May 1, 1998.

     The following table shows the target awards made in 1998, (for potential payment in 2000) under the Performance Share Plan and estimated future payouts under that plan at threshold, target and maximum levels for each of the executive officers included in the Summary Compensation Table.

                                 LONG-TERM INCENTIVE PLANS - AWARDS
                                         IN LAST FISCAL YEAR
                              TARGET AWARDS FOR 1998 TO BE PAID IN 2001

                  Number of    Performance   Estimated Future Payouts Under
                   Shares,      or Other       Non-Stock Price-Based Plans
                  Units or     Period Until
                    Other       Maturation
     Name           Rights (#)    or Payout      Threshold   Target    Maximum
                                                 ($ or #)   ($ or #)  ($ or #)

  W. B. Timmerman   10,230        1998-2000       4,092     10,230     15,345
  J. L. Skolds       5,160        1998-2000       2,064      5,160      7,740
  G. J. Bullwinkel   2,790        1998-2000       1,116      3,990      4,185
  K. B. Marsh        2,790        1998-2000       1,116      2,790      4,185
  W. A. Darby        2,000        1998-2000         800      2,000      3,000

         Payouts occur when SCANA's Total Shareholder Return is in the top two-thirds of the Performance Share Plan peer group, and will vary based on SCANA's ranking against the peer group. Executives earn threshold payouts at the 33rd percentile of three-year performance. Target payouts will be made at the 50th percentile of three-year performance. Maximum payouts will be made when Performance is at or above the 75th percentile of the peer group. Payments will be made on a sliding scale for performance between threshold and target and target and maximum. No payouts will be earned if performance is at less than the 33rd percentile. Awards are designated as target shares of SCANA Common Stock and may be paid in stock or cash or a combination of stock and cash.

DEFINED BENEFIT PLANS

         In addition to its Retirement Plan for all employees, SCANA has Supplemental Executive Retirement Plans ("SERPs") for certain eligible employees, including officers. A SERP is an unfunded plan which provides for benefit payments in addition to those payable under a qualified retirement plan. It maintains uniform application of the Retirement Plan benefit formula and would provide, among other benefits, payment of Retirement Plan formula pension benefits, if any, which exceed those payable under the Internal Revenue Code maximum benefit limitations.

         The following table illustrates the estimated maximum annual benefits payable upon retirement at normal retirement date under SCANA's Retirement Plan and the SERPs.

                                       Pension Plan Table

                   Final                          Service Years
                Average Pay     15         20         25         30         35

                 $150,000    $ 41,777   $ 55,702   $ 69,628   $ 83,553  $ 86,229
                  200,000      56,777     75,702     94,628    113,553   117,479
                  250,000      71,777     95,702    119,628    143,553   148,729
                  300,000      86,777    115,702    144,628    173,553   179,979
                  350,000     101,777    135,702    169,628    203,553   211,229
                  400,000     116,777    155,702    194,628    233,553   242,479
                  450,000     131,777    175,702    219,628    263,553   273,729
                  500,000     146,777    195,702    244,628    293,553   304,979
                  550,000     161,777    215,702    269,628    323,553   336,229
                  600,000     176,777    235,702    294,628    353,553   367,479
                  650,000     191,777    255,702    319,628    383,553   398,729
                  700,000     206,777    275,702    344,628    413,553   429,979
                  750,000     221,777    295,702    369,628    443,553   461,229
                  800,000     236,777    315,702    394,628    473,553   492,479
                  850,000     251,777    335,702    419,628    503,553   523,729
                  900,000     266,777    355,702    444,628    533,553   554,979
                  950,000     281,777    375,702    469,628    563,553   586,229
                1,000,000     296,777    395,702    494,628    593,553   617,479

         For all the executive officers included in the Summary Compensation Table for 1998, compensation shown in the column labeled "Salary" of the Summary Compensation Table is covered by the Retirement Plan or a SERP. As of December 31, 1998, Mr. Timmerman had credited service under the Retirement Plan (or its equivalent under the SERP) of 20 years; Mr. Skolds of 12 years; Mr. Bullwinkel of 27 years; Mr. Marsh of 14 years; and Mr. Darby of 30 years. Benefits are computed based on a straight-life annuity with an unreduced 60% surviving spouse benefit. The amounts in this table assume continuation of the primary Social
Security benefits in effect at January 1, 1999 and are not subject to any deduction for Social Security or other offset amounts.

         The Company also has a Key Employee Retention Plan covering officers and certain other executive employees, that provides supplemental retirement or death benefits for participants. Under the plan, each participant may elect to receive either (i) a monthly retirement benefit for 180 months upon retirement at or after the earlier of the attainment of age 65, or completion of 35 years of service with the Company, equal to 25% of the average monthly salary of the participant over his final 36 months of employment prior to such retirement, or
(ii) an optional death benefit payable monthly to a participant's designated beneficiary for 180 months, in an amount equal to 35% of the average monthly salary of the participant over his final 36 months of employment prior to such retirement. In the event of the participant's death prior to such retirement, SCANA will pay to the participant's designated beneficiary for 180 months, a monthly benefit equal to 50% of the participant's base monthly salary in effect at death.

         All of the executive officers named in the Summary Compensation Table are participating in the plan. The estimated annual retirement benefits payable at age 65, under the Key Employee Retention Plan based on projected eligible compensation (assuming increases of 4% per year) to the executive officers named in the Summary Compensation Table are as follows: Mr. Timmerman-$181,746; Mr. Skolds-$140,995; Mr. Bullwinkel-$96,772; Mr. Marsh-$123,310 and Mr.
Darby-$67,755.

TERMINATION, SEVERANCE AND CHANGE IN CONTROL ARRANGEMENTS

         SCANA maintains an Executive Benefit Plan Trust. The purpose of the Trust is to help retain and attract quality leadership in key SCANA positions in the current transitional environment of the utilities industry. The Trust is used to receive SCANA contributions which may be used to pay the deferred compensation benefits of certain directors, executives and other key employees of SCANA in the event of a Change in Control (as defined in the Trust). All the executive officers included in the Summary Compensation Table participate in some of the plans listed below (the "Plans") which are covered by the Trust including, in all cases, the Plans listed at (7) and (8).

         (1)  SCANA Corporation Voluntary Deferral Plan
         (2)  SCANA Corporation Supplementary Voluntary Deferral Plan
         (3)  SCANA Corporation Key Employee Retention Plan
         (4)  SCANA Corporation Supplemental Executive Retirement Plan
         (5)  SCANA Corporation Performance Share Plan
         (6)  SCANA Corporation Annual Incentive Plan
         (7)  SCANA Corporation Key Executive Severance Benefits Plan
         (8)  SCANA Corporation Supplementary Key Executive Severance
              Benefits Plan

         The Trust and the Plans provide flexibility to SCANA in responding to a Potential Change in Control (as defined in the Trust) depending upon whether the Change in Control would be viewed as being "hostile" or "friendly". This flexibility includes the ability to deposit and withdraw SCANA contributions up to the point of a Change in Control, and to affect the number of plan participants who may be eligible for benefit distributions upon, or following, a Change in Control.

         The Key Executive Severance Benefits Plan is operative as a "single trigger" plan, meaning that upon the occurrence of a "hostile" Change in Control, benefits provided under Plans (1) through (6) above would be distributed in a lump sum.

         In contrast, the Supplementary Key Executive Severance Benefits Plan is operative for a period of 24 months following a Change in Control which prior to its occurrence is viewed as being "friendly." In this circumstance, the Key Executive Severance Benefits Plan is inoperative. The Supplementary Key
Executive Severance Benefits Plan is a "double trigger" plan that would pay benefits in lieu of those otherwise provided under plans (1) through (6) in either of two circumstances: (a) the participant's involuntary termination of employment without "Just Cause", or (b) the participant's voluntary termination of employment for "Good Reason" (as these terms are defined in the Supplementary Key Executive Benefits Plan).

         Benefit distributions relative to a Change in Control, as to which either the Key Executive Severance Benefits Plan or the Supplementary Key Executive Severance Benefits Plan is operative, will be grossed up to include estimated federal, state and local income taxes and any applicable excise taxes owed by plan participants on those benefits.

         The benefit distributions under the Key Executive Severance Benefits Plans would include the following:

o An amount equal to three times the sum of: (1) the officer's annual base salary in effect as of the Change in Control and (2) the larger of (i) the officer's target award in effect as of the Change in Control under the Annual Incentive Plan or (ii) the officer's average of actual annual incentive bonuses received during the prior three years under the Annual Incentive Plan.

o An amount equal to the projected cost for coverage for three full years following the Change in Control as though the officer had continued to be a SCANA employee with respect to medical coverage, long-term disability coverage and either Life Plus (a special life insurance program combining whole life and term coverages) or group term life coverage, in accordance with the officer's actual election, in each case so as to provide substantially the same level of coverage and benefits as the officer enjoyed as of the date of the Change in Control.

o A benefit distribution under the Voluntary Deferral Plan calculated as of the date of the Change in Control including implied interest through such date, and a benefit under the Supplementary Voluntary Deferral Plan calculated to include any implied dividends accrued under the plan through the date of the Change in Control.

o A benefit distribution under the Key Employee Retention Plan calculated as of the date of the Change in Control to include projected increases to each participant's base salary applying cost of living increases and as though the participant had reached the earlier of age 65 or completed 35 years of service.

o A benefit distribution under the Supplemental Executive Retirement Plan calculated as an actuarial equivalent through the date of the Change in Control with three additional years of compensation at the participant's rate then in effect as though the participant had attained age 65 and completed 35 years of benefit service and without any early retirement or other actuarial reductions, which benefit would then be reduced by the actuarial equivalent of the participant's qualified plan benefit amount under the Retirement Plan.

o A benefit distribution under the Performance Share Plan equal to 100% of the targeted awards for all performance periods which are not yet completed as of the date of the Change in Control.

o A benefit distribution under the Annual Incentive Plan equal to 100% of the target award in effect as of the date of the Change in Control.

         Benefits under the Supplementary Key Employee Severance Benefits Plan would be the same except that the benefits under the Voluntary Deferral Plan and the Supplementary Voluntary Deferral Plan would be increased by implied interest from the date of the Change in Control until the end of the month preceding the month in which the benefit is distributed.


COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         For the 1998 fiscal year, decisions on various elements of executive compensation were made by the Management Development and Corporate Performance Committee, the Long-Term Compensation Committee and the Performance Share Plan Committee. No officer, employee or former officer of SCANA or any of its subsidiaries served as a member of the Long-Term Compensation Committee, the Management Development and Corporate Performance Committee or the Performance Share Plan Committee, except Mr. Timmerman who served as an ex-officio, non-voting member of the Management Development and Corporate Performance Committee and Mr. Gressette, who served as a member of the Long-Term Compensation Committee. Although Mr. Timmerman served as a member of the Management Development and Corporate Performance Committee, he did not participate in any of its decisions concerning executive officer compensation.

         Since January 1, 1998, SCANA and its subsidiaries have engaged in business transactions with entities with which Mr. Amick (a member of the Management Development and Corporate Performance Committee and the Long-Term Compensation Committee) and Mrs. Freeman (a member of the Long-Term Compensation Committee) are related.

         Mr. Amick is President and a 20% owner of Team Amick Motor Sports LLC, a business that owns and operates a NASCAR sanctioned racing car. This car participates in the Busch Grand National Racing Series. During 1998, SCANA participated in a shared sponsorship agreement with Team Amick Motor Sports LLC, for an annual fee and related costs totaling $512,919. SCANA has recently entered into a co-sponsorship agreement with Powertel, a wireless personal communications services (PCS) provider, to sponsor the Team Amick racing car during 1999. As of January 31, 1999 SCANA Communications, Inc., a subsidiary of SCANA, owned a 29.2% interest in Powertel on a fully converted basis. SCANA's portion of the racing car sponsorship is a base level of $800,000, with incentives to increase the level of sponsorship up to an additional $200,000. Powertel's sponsorship is at the $600,000 level. This agreement is subject to termination within 30 days written notice.

         Mrs.  Freeman  has a 28%  beneficial  ownership  interest  in  Carolina
Wholesale Gas Company located in Spartanburg, South Carolina. During 1998, Carolina Wholesale Gas Company rented cavern storage space for two million gallons of propane from SCANA Propane Storage, Inc., a subsidiary of SCANA, at a monthly rate of $10,000, for a total of $120,000. It is anticipated that this arrangement will continue.

Directors Compensation

Board Fees

         Officers of SCANA who are also directors do not receive additional compensation for their service as directors. Since April 1998, compensation for non-employee directors has included the following:

o an annual retainer of $19,400 (41% of the annual retainer fee is paid in shares of SCANA Common Stock); o a fee of $2,000 for each board meeting attended; o a fee of $1,000 for attendance at a committee meeting which is held on a day other than a regular meeting of the board (no additional fees are paid if a committee meeting is held on the same day as a board meeting); o a fee of $200 for participation in a telephone conference meeting; o a fee of $1,000 for attendance at an all-day conference; and o reimbursement for expenses incurred in connection with all of the above.


Deferral Plan

         Non-employee directors may participate in SCANA's Voluntary Deferral Plan. This plan permits non-employee directors to defer receipt of all or part of their fees (except the portion paid in shares of SCANA Common Stock) and receive, upon ceasing to serve as a director, the amount that would have resulted from investing the deferred amounts in an interest bearing savings account.

     Since January 1, 1998, the interest rate has been set at the announced prime rate of Wachovia Bank, N.A. Mr. Rhodes, Mr. Cassels and Mr. Bennett were the only directors who participated in the plan during 1998. Mr. Rhodes became a participant in July 1987, Mr. Cassels in January 1994 and Mr. Bennett in December 1997. During 1998, interest credited to Mr. Rhodes' deferral account was $31,322; interest credited to Mr. Cassels' deferral account was $10,788 and interest credited to Mr. Bennett's deferral account was $196.
Endowment Plan.

         Upon election to a second term, a director becomes eligible to participate in the SCANA Director Endowment Plan, which provides for SCANA to make a tax deductible, charitable contribution totaling $500,000 to institutions of higher education designated by the director. The plan is intended to reinforce SCANA's commitment to quality higher education and to enhance its ability to attract and retain qualified board members. A portion is contributed upon retirement of the director and the remainder upon the director's death. The plan is funded in part through insurance on the lives of the directors.
Designated in-state institutions of higher education must be approved by the Chief Executive Officer of SCANA. Any out-of-state designation must be approved by the Management Development and Corporate Performance Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the program.

Other

         As a Company retiree, Mr. Gressette receives a monthly benefit of $9,488 under the Key Employee Retention Plan and a monthly benefit of $28,380 under the Retirement Plan and a SERP.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

SCANA:

             The information called for by Item 12, "Security Ownership of Certain Beneficial Owners and Management" is incorporated herein by reference to the captions "Share Ownership of Directors, Nominees and Executive Officers" and "Five Percent Owner of SCANA Common Stock" in the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

SCE&G:

       The following table list shares of SCANA common stock beneficially owned as of March 10, 1999 by each director, each nominee and each executive officer named in the Summary Compensation Table on page 110.

                   SECURITY OWNERSHIP OF MANAGEMENT

Name of Beneficial Amount and Nature   Name of Beneficial Amount and Nature
     Owner           of Ownership   1        Owner          of Ownership   1
B. L. Amick              4,074         W. Hayne Hipp            3,482
J. A. Bennett            1,146         K. B. Marsh             10,127
W. B. Bookhart, Jr.     19,101         F. C. McMaster           6,219
G. J. Bullwinkel        22,556         L. M. Miller             1,543
W. T. Cassels, Jr.       2,621         J. B. Rhodes             9,743
H. M. Chapman            6,589         J. L. Skolds             9,037
W. A. Darby             25,176         M. K. Sloan              1,215
E. T. Freeman            4,941         H. C. Stowe                100
L. M. Gressette, Jr.    61,716         W. B. Timmerman         40,775
D. M. Hagood               100

*Each of the directors, nominees and named executive officers owns less than 1% of the shares outstanding.
----------
1 Includes shares owned by close relatives, the beneficial ownership of which is disclaimed by the director, nominee or named executive officers, as follows:

       Mr. Amick-480;  Mr. Bookhart-4,613;  Mr. Gressette-1,060; and
Mr. McMaster-2,000; and by all directors, nominees and  executive officers
- 8,238 in total.

       Includes shares purchased through January 31, 1999, by the Trustee under the SPSP.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

SCANA:

       The information called for by Item 13, "Certain Relationships and Related Transactions" is incorporated herein by reference to the caption "Compensation Committee Interlocks and Insider Participation" in the Company's definitive proxy statement for the 1999 annual meeting of shareholders.

       Notwithstanding anything to the contrary set forth in any of the Company's previous filings under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, that might incorporate by reference future filings, including this Annual Report on Form 10-K, in whole or in part, the "Report on Executive Compensation" and the "Performance Graph" included in the Company's definitive proxy statement for the 1999 annual meeting of shareholders shall not be incorporated by reference into any such filings.

SCE&G:

        For   information    regarding   certain   relationships   and   related
transactions, see Item 11, "Executive Compensation" at "Compensation Committee Interlocks and Insider Participation."

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) The  following  documents  are  filed as a part of this  report on this Form
10-K:

             (1)  Financial Statements and Schedules:

                    Independent Auditor's Reports on the financial statements for SCANA and SCE&G are listed under Item 8 herein.

                    The financial statements and supplementary financial data filed as part of this report for SCANA and SCE&G are listed under Item 8 herein.

             (2) Exhibits

                    Exhibits required to be filed with this Annual Report on Form 10-K are listed in the Exhibit Index following the signature pages. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit number in prior filings are hereby incorporated herein by reference and made a part hereof.

                    Pursuant to rule 15d-21 promulgated under the Securities Exchange Act of 1934, the annual report for the Company's employee stock purchase plan will be furnished under cover of Form 10-K/A to the Commission when the information becomes available.

                    As permitted under Item 601(b)(4)(iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K during the fourth quarter of 1998 were as follows:

             SCANA filed a current report on Form 8-K:
             Date of report:  December 15, 1998
             Item reported:   Item 5

             SCE&G filed a current report on Form 8-K:
             Date of report:  December 15, 1998
             Item reported:  Item 5

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

                 SCANA CORPORATION




By: s/W. B. Timmerman, Chairman of the Board, President, Chief Executive Officer and Director

DATE:  March 18, 1999

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

(i) Principal executive officer:


By:                      s/W. B. Timmerman
                         W. B. Timmerman, Chairman of the Board, President, Chief Executive Officer and Director
                         (Principal Executive Officer)

Date:  March 18, 1999


By:                      s/K. B. Marsh
                         K. B. Marsh, Senior Vice President - Finance, Chief Financial Officer and Controller
                         (Principal Financial and Accounting Officer)

Date:  March 18, 1999

                                            Directors:

                         B. L. Amick                        J. A. Bennette
                         W. B. Bookhart, Jr.                W. T. Cassels, Jr.
                         H. M. Chapman                      E. T. Freeman
                         L. M. Gressette, Jr.               W. Hayne Hipp
                         F. C. McMaster                     L. M. Miller
                         J. B. Rhodes                       M. K. Sloan


By:                      s/K. B. Marsh
                         (K. B. Marsh, Attorney-in-fact)


Date:                   March 18, 1999

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.


                  SOUTH CAROLINA ELECTRIC & GAS COMPANY




                By:         s/J. L. Skolds
                            J. L. Skolds, President and Chief Operating Officer

                 Date:     March 18, 1999


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                      By:         s/W. B. Timmerman
                                  W. B. Timmerman Chairman of the Board,
                                  Chief Executive Officer and Director
                                 (Principal Executive Officer)

                     Date:       March 18, 1999



                     By:        s/K. B. Marsh
                                K. B. Marsh, Senior Vice President - Finance, Chief Financial Officer and Controller (Principal Financial Officer)

                     Date:      March 18, 1999



                     By:         s/J. E. Addison
                                 J. E. Addison, Vice President and Controller
                                (Principal Accounting Officer)

                     Date:       March 18, 1999


                                    Directors:

               B. L. Amick                             J. A. Bennette
               W. B. Bookhart, Jr.                     W. T. Cassels, Jr.
               H. M. Chapman                           E. T. Freeman
               L. M. Gressette, Jr.                    W. Hayne Hipp
               F. C. McMaster                          L. M. Miller
               J. B. Rhodes                            M. K. Sloan


                     By:       s/K. B. Marsh
                              (K. B. Marsh, Attorney-in-Fact)

                    Date:      March 18, 1999

                                  EXHIBIT INDEX

           Applicable to
                   Form 10-K of
Exhibit
No.        SCANA   SCE&G  Description

  2.01     X            Agreement and Plan of Merger, dated as of February 16,
                        1999, by and among Public Service Company of North
                        Carolina, Incorporated, SCANA Corporation , New Sub I,
                        Inc. and New Sub II, Inc. (Filed as Exhibit 10.1 to Form
                        8-K on February 23, 1999)

3.01       X           Restated Articles of Incorporation of SCANA as adopted on
                       April 26, 1989 (Filed as Exhibit 3-A to Registration
                       Statement No. 33-49145)

3.02 X Restated Articles of Incorporation of SCE&G, as adopted on December 15, 1993 (Filed as Exhibit 3-A to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3375)

3.03     X             Articles of Amendment of SCANA, dated April 27, 1995
                       (Filed as Exhibit 4-B to Registration Statement No.
                       33-62421)

3.04            X      Articles of Amendment of SCE&G, dated June 7, 1994 filed
                       June 9, 1994 (Filed as Exhibit 3-B to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3375)

3.05            X      Articles of Amendment of SCE&G, dated November 9, 1994
                       (Filed as Exhibit 3-C to Form 10-K
                       for the year ended December 31, 1994, File No. 1-3375)

3.06            X      Articles of Amendment of SCE&G, dated December 9, 1994
                       (Filed as Exhibit 3-D to Form 10-K
                       for the year ended December 31, 1994, File No. 1-3375)

3.07            X      Articles of Correction of SCE&G, dated January 17, 1995
                       (Filed as Exhibit 3-E to From 10-K
                       for the year ended December 31, 1994, File No. 1-3375)

3.08            X      Articles of Amendment of SCE&G, dated January  13, 1995
                       and filed January 17, 1995 (Filed as Exhibit 3-F to Form
                       10-K for the year ended December 31, 1994, File No.
                       1-3375)

3.09            X      Articles of Amendment of SCE&G, dated March 31, 1995
                       (Filed as Exhibit 3-G to Form 10-Q for
                       the quarter ended March 31, 1995, File No. 1-3375)

3.10            X      Articles of Correction of SCE&G - Amendment to Statement
                       filed March 31, 1995, dated December 12, 1995 (Filed as
                       Exhibit 3-H to Form 10-K for the year ended
                       December 31, 1995,Filed No. 1-3375)

3.11            X      Articles of Amendment of SCE&G, dated December 13, 1995
                       (Filed as Exhibit 3-I to Form 10-K
                       for the year ended December 31, 1995, File No. 1-3375)

3.12            X      Articles of Amendment of SCE&G, dated February 18, 1997
                       (Filed as Exhibit 3-L to Registration Statement
                       No. 333-24919)

3.13            X      Articles of Amendment of SCE&G, dated February 21, 1997
                       (Filed as Exhibit 3-L to Form 10-Q
                       for the quarter ended March 31, 1997)

3.14            X      Articles of Amendment of SCE&G, dated April 22, 1997
                       (Filed as Exhibit 3-M to Form 10-Q for
                       the quarter ended June 30, 1997)

3.15     X             Copy of By-Laws of SCANA as revised and amended on
                       December 17, 1997 (Filed as Exhibit 3-C
                       to Form 10-K for the year ended December 31, 1997)

          Applicable to
          Form 10-K of
Exhibit
No.     SCANA   SCE&G  Description


3.16           X      Copy of By-Laws of SCE&G as revised and amended on
                      December 17, 1997 (Filed as Exhibit 3-J
                      to Form 10-K for the year ended December 31, 1997)

4.01     X            Articles of Exchange of South Carolina Electric and Gas
                      Company and SCANA Corporation (Filed as Exhibit 4-A to
                      Post-Effective Amendment No. 1 to Registration Statement
                      No. 2-90438)

4.02           X      Copy of Supplemental  Executive Retirement Plan
                      as amended and  restated  effective as of October
                      21, 1997 (Filed as Exhibit 10-A to Form 10-K for the year ended December 31, 1997)

4.03 X Indenture dated as of November 1, 1989 to The Bank of New York, Trustee (Filed as Exhibit 4-A to Registration No.
                      33-32107)

4.04     X     X      Indenture dated as of January 1, 1945, from the South
                      Carolina Power Company (the "Power Company") to Central
                      Hanover Bank and Trust Company, as Trustee, as supplemented by three Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1,
                      1949 (Filed as Exhibit 2-B to Registration Statement No.
                      2-26459)

4.05 X X Fourth Supplemental Indenture dated as of April 1, 1950, to Indenture referred to in Exhibit 4.04, pursuant to which SCE&G assumed said Indenture (Exhibit 2-C to Registration Statement No. 2-26459)

4.06 X X Fifth through Fifty-second Supplemental Indenture referred to in Exhibit 4.04 dated as of the dates indicated below and filed as exhibits to the Registration Statements and 1934 Act reports whose file numbers are set forth below:

         December 1, 1950      Exhibit 2-D        to Registration No. 2-26459
         July 1, 1951          Exhibit 2-E        to Registration No. 2-26459
         June 1, 1953          Exhibit 2-F        to Registration No. 2-26459
         June 1, 1955          Exhibit 2-G        to Registration No. 2-26459
         November 1, 1957      Exhibit 2-H        to Registration No. 2-26459
         September 1, 1958     Exhibit 2-I        to Registration No. 2-26489
         September 1, 1960     Exhibit 2-J        to Registration No. 2-26459
         June 1, 1961          Exhibit 2-K        to Registration No. 2-26459
         December 1, 1965      Exhibit 2-L        to Registration No. 2-26459
         June 1, 1966          Exhibit 2-M        to Registration No. 2-26459
         June 1, 1967          Exhibit 2-N        to Registration No. 2-29693
         September 1, 1968     Exhibit 4-O        to Registration No. 2-31569
         June 1, 1969          Exhibit 4-C        to Registration No. 33-38580
         December 1, 1969      Exhibit 4-O        to Registration No. 2-35388
         June 1, 1970          Exhibit 4-R        to Registration No. 2-37363
         March 1, 1971         Exhibit 2-B-17     to Registration No. 2-40324
         January 1, 1972       Exhibit 2-B        to Registration No. 33-38580
         July 1, 1974          Exhibit 2-A-19     to Registration No. 2-51291
         May 1, 1975           Exhibit 4-C        to Registration No. 33-38580
         July 1, 1975          Exhibit 2-B-21     to Registration No. 2-53908
         February 1, 1976      Exhibit 2-B-22     to Registration No. 2-55304
         December 1, 1976      Exhibit 2-B-23     to Registration No. 2-57936
         March 1, 1977         Exhibit 2-B-24     to Registration No. 2-58662

           Applicable to
           Form 10-K of
Exhibit
No.     SCANA   SCE&G  Description


         May 1, 1977            Exhibit 4-C        to Registration No. 33-38580
         February 1, 1978       Exhibit 4-C        to Registration No. 33-38580
         June 1, 1978           Exhibit 2-A-3      to Registration No. 2-61653
         April 1, 1979          Exhibit 4-C        to Registration No. 33-38580
         June 1, 1979           Exhibit 2-A-3      to Registration No. 33-38580
         April 1, 1980          Exhibit 4-C        to Registration No. 33-38580
         June 1, 1980           Exhibit 4-C        to Registration No. 33-38580
         December 1, 1980       Exhibit 4-C        to Registration No. 33-38580
         April 1, 1981          Exhibit 4-D        to Registration No. 33-49421
         June 1, 1981           Exhibit 4-D        to Registration No. 2-73321
         March 1, 1982          Exhibit 4-D        to Registration No. 33-49421
         April 15, 1982         Exhibit 4-D        to Registration No. 33-49421
         May 1, 1982            Exhibit 4-D        to Registration No. 33-49421
         December 1, 1984       Exhibit 4-D        to Registration No. 33-49421
         December 1, 1985       Exhibit 4-D        to Registration No. 33-49421
         June 1, 1986           Exhibit 4-D        to Registration No. 33-49421
         February 1, 1987       Exhibit 4-D        to Registration No. 33-49421
         September  1, 1987     Exhibit 4-D        to Registration No. 33-49421
         January 1, 1989        Exhibit 4-D        to Registration No. 33-49421
         January 1, 1991        Exhibit 4-D        to Registration No. 33-49421
         February 1, 1991       Exhibit 4-D        to Registration No. 33-49421
         July 15, 1991          Exhibit 4-D        to Registration No. 33-49421
         August 15, 1991        Exhibit 4-D        to Registration No. 33-49421
         April 1, 1993          Exhibit 4-E        to Registration No. 33-49421
         July 1, 1993           Exhibit 4-D        to Registration No. 33-57955

4.04 X X Indenture dated as of April 1, 1993 from South Carolina Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4.07 to Registration Statement No.
                        33-49421)

4.08      X      X      First Supplemental Indenture to Indenture  referred to
                        in Exhibit 4.07 dated as of June 1, 1993 (Filed as
                        Exhibit 4-G to Registration Statement No. 33-49421)

4.09      X      X      Second Supplemental Indenture to Indenture referred to
                        in Exhibit  4.07 dated as of June 15, 1993 (Filed as
                        Exhibit 4-G to Registration Statement No. 33-57955)

4.10      X      X      Trust Agreement for SCE&G Trust I (Filed as Exhibit 4-I
                        to Form 10-K for the year ended December 31, 1997)

4.11      X      X      Certificate of Trust for SCE&G Trust I (Filed as Exhibit
                        4-I to Form 10-K for the year ended December 31, 1997)

4.12 X X Junior Subordinated Indenture for SCE&G Trust I (Filed as Exhibit 4-K to Form 10-K for the year ended December 31, 1997)

4.13      X      X      Guarantee Agreement for SCE&G Trust I (Filed as Exhibit
                        4-L to Form 10-K for the year ended December 31, 1997)

4.14 X X Amended and Restated Trust Agreement for SCE&G Trust I (Filed as Exhibit 4-M to Form 10-K for the year ended December 31, 1997)

        Applicable to
        Form 10-K of
Exhibit
No.   SCANA   SCE&G  Description


10.01 X Copy of SCANA Voluntary Deferral Plan as amended through October 21, 1997 (Filed herewith at page 122)

10.02               X Copy  of  SCE&G  Supplemental  Executive  Retirement  Plan
                    (Filed as Exhibit 10A to Form 10-K for the year ended December 31, 1997)

10.03   X           Copy of SCANA Supplemental Executive Retirement Plan (Filed
                    herewith at page 148)

10.04   X           Copy of SCANA Supplementary Voluntary Deferral Plan as
                    amended and restated through October 21, 1997 (Filed as
                    Exhibit 10-B to Form 10-K for the year ended  December 31,
                    1997)

10.05   X           Copy of SCANA Key Executive Severance Benefit Plan as
                    amended and restated effective as of October 21, 1997
                    (Filed as Exhibit 10-C to Form 10-K for the year ended
                    December 31, 1997)

10.06   X           Copy of SCANA Supplementary Key Executive Severance Benefit
                    Plan as amended and restated effective October 21, 1997
                    (Filed herewith on page 165)

10.07 X Copy of SCANA Performance Share Plan as amended and restated effective January 1, 1998 (Filed herewith at page
                    187)

10.08   X           Form of Agreement under SCANA Key Employee Retention Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit 10-E to Form 10-K for the year ended
                    December 31, 1997)

10.09   X           Description of SCANA Whole Life Option (Filed as Exhibit
                    10-F to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.10   X           Description of SCANA Corporation Annual Incentive Plan
                    (Filed as Exhibit 10-G to Form 10-K for the year ended
                    December 31, 1991, under cover of Form SE, File No. 1-8809)

12.01   X    X      Statements Re computation of Ratios (Filed herewith at
                    page 124)

21.01   X           Subsidiaries of the Registrant  (Filed herewith at page 20)

23.01   X           Consents of Experts and Counsel (Filed herewith at page 132)

23.02        X      Consents of Experts and Counsel (Filed herewith at page 133)

24.01   X           Power of Attorney   (Filed herewith at page 118)

24.02        X      Power of Attorney   (Filed herewith at page 119)

27.01   X           Financial Data Schedule (Filed herewith)

27.02        X      Financial Data Schedule (Filed herewith)