Form 10-K/A
period 1998-12-31
SCANA CORP
filed 1999-04-27
CIK 754737

UNITED STATES
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

                                   None
                             (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,433,956,641 at February 26, 1999. The total number of shares of the registrant's Common Stock, no par value, outstanding at February 26, 1999 was 103,572,623.

DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of the Registrant's 1999 Proxy Statement, dated March 15, 1999, in connection with its 1999 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1998, as set forth in the pages attached hereto:

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

                                 PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 1998 and 1997

    *Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1998, 1997 and 1996

    *Consolidated Statements of Cash Flows for the years ended
      December 31, 1998, 1997 and 1996

    *Consolidated Statements of Capitalization as of December 31, 1998 and 1997

    *Consolidated Statements of Changes in Common Equity for the years ended December 31, 1998 and 1997

    *Notes to Consolidated Financial Statements

Information required to be disclosed in supplemental financial statement schedules is included in the consolidated financial statements or in the notes thereto.

 Stock Purchase-Savings Plan:                                      Page

   **Independent Auditors' Report.................................   4

   **Financial Statements and Notes thereto.......................   5





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

      ** The Consent of the Independent Auditors (Exhibit 23.03)is filed herein.


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

     (b) Reports on Form 8-K during the fourth quarter of 1998 were as follows:

             SCANA filed a current report on Form 8-K:
             Date of report:  December 15, 1998
             Item reported:   Item 5




    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:

For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended December 31, 1998, 1997 and 1996, together with related Notes and Independent Auditors' Report.


s/K. B. Marsh
K. B. Marsh
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee


                       INDEPENDENT AUDITORS' REPORT
SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the accompanying Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1998 and 1997, and the related Statements of Changes in Participants' Equity for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Plan's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing stand-ards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Plan's Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1998 and 1997 and the changes in participants' equity for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment purposes as of December 31, 1998 and (2) reportable transactions for the year ended December 31, 1998 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's Management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1998 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
March 12, 1999

                              SCANA CORPORATION
                          STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                        As of December 31, 1998 and 1997
                            (Thousands of Dollars)



                                                 ACQUIRED WITH    ACQUIRED WITH
                                                   EMPLOYEES'        COMPANY
                                                 CONTRIBUTIONS    CONTRIBUTIONS
                                                 SCANA        U.S.      SCANA
                                     TOTAL       COMMON     SAVINGS     COMMON
     December 31, 1998               PLAN        STOCK       BONDS      STOCK
     -----------------             --------------------------------------------

Assets:
Investments in Securities:
 SCANA  Corporation - 8,943,402 shares of common stock - at market value (cost -
  $201,160)
  (Note 1).......................  $288,425    $148,079      $ -      $140,346
 United States Savings Bonds -
  Series E & EE - at cost........       283        -          283         -
                                   --------------------------------------------
    Total Investments in
     Securities..................   288,708     148,079       283      140,346
Loans to Participants
 (Note 2)........................    16,213      16,213        -          -
Receivable from SCANA
 Corporation - Dividends.........     3,419       1,753        -         1,666
                                   --------------------------------------------
       TOTAL ASSETS..............  $308,340    $166,045      $283     $142,012
                                   ============================================

PARTICIPANTS' EQUITY (Note 4)....  $308,340    $166,045      $283     $142,012
                                   ============================================



                                                ACQUIRED WITH     ACQUIRED WITH
                                                  EMPLOYEES'         COMPANY
                                                CONTRIBUTIONS     CONTRIBUTIONS
                                                SCANA        U.S.       SCANA
                                     TOTAL      COMMON     SAVINGS      COMMON
    December 31, 1997                PLAN       STOCK       BONDS       STOCK
   -------------------             ---------------------------------------------
Assets:
Investments in Securities:
 SCANA Corporation - 8,863,197
  shares of common stock - at
  market value (cost - $187,337)
  (Note 1) ......................  $265,342    $132,235      $ -      $133,107
 United States Savings Bonds -
  Series E & EE - at cost........       294        -          294         -
                                   -------------------------------------------
    Total Investments in
     Securities..................   265,636     132,235       294      133,107
Loans to Participants
 (Note 2)........................    14,970      14,970        -          -
Receivable from SCANA
 Corporation - Dividends.........     3,328       1,656        -         1,672
                                   --------------------------------------------
       TOTAL ASSETS..............  $283,934    $148,861      $294     $134,779
                                   ============================================

PARTICIPANTS' EQUITY (Note 4)....  $283,934    $148,861      $294     $134,779
                                   ============================================


See Notes to Financial Statements.

                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1998, 1997 and 1996
                              (Thousands of Dollars)


                                                ACQUIRED WITH      ACQUIRED WITH
                                                  EMPLOYEES'          COMPANY
                                                CONTRIBUTIONS      CONTRIBUTIONS
                                                 SCANA       U.S.         SCANA
        Year Ended                   TOTAL       COMMON    SAVINGS        COMMON
     December 31, 1998               PLAN        STOCK      BONDS         STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 14,651    $  7,951     $  -        $  6,700
Net Appreciation in Market
 Value of Common Stock
 Of SCANA Corporation (Note 3)....   19,611       9,991        -           9,620
Contributions (Note 2):
 Company and Participating
  Subsidiaries....................    9,478        -           -           9,478
 Participating Employees..........   10,580       10,580        -             -
                                   ---------------------------------------------
      Total.......................   54,320      28,522        -          25,798

Distributions to Participants.....   29,914      11,338       11          18,565
                                   ---------------------------------------------
Net Increase (Decrease)
 in Participants' Equity..........   24,406      17,184      (11)          7,233
Participants' Equity, Beginning
 of Year..........................  283,934     148,861      294         134,779
                                   ---------------------------------------------
Participants' Equity,
 End of Year (Note 4)............. $308,340    $166,045     $283        $142,012
                                   =============================================


                                                ACQUIRED WITH      ACQUIRED WITH
                                                  EMPLOYEES'          COMPANY
                                                CONTRIBUTIONS      CONTRIBUTIONS
                                              SCANA       U.S.         SCANA
        Year Ended                   TOTAL    COMMON     SAVINGS       COMMON
     December 31, 1997               PLAN     STOCK      BONDS         STOCK
     -----------------              -------------------------------------------

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other.......... $ 14,245     $  7,512     $  -        $  6,733
Net Appreciation in Market Value
 of Common Stock of SCANA
 Corporation (Note 3)              27,855       13,931        -          13,924
Contributions (Note 2):
 Company and Participating
  Subsidiaries...................   8,855         -           -           8,855
 Participating Employees.........   9,729        9,729        -            -
                                   ---------------------------------------------
      Total......................  60,684       31,172        -          29,512

Distributions to Participants....  24,366       10,109       26          14,231
                                  ----------------------------------------------
Net Increase (Decrease) in
 Participants' Equity............  36,318       21,063      (26)         15,281
Participants' Equity, Beginning
 of Year......................... 247,616      127,798      320         119,498
                                  ----------------------------------------------
Participants' Equity,
 End of Year (Note 4)............$283,934     $148,861     $294        $134,779
                                 ===============================================

                                                ACQUIRED WITH     ACQUIRED WITH
                                                  EMPLOYEES'         COMPANY
                                                CONTRIBUTIONS     CONTRIBUTIONS
                                                  SCANA       U.S.      SCANA
        Year Ended                   TOTAL       COMMON    SAVINGS     COMMON
     December 31, 1996               PLAN        STOCK      BONDS      STOCK
Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 13,295     $  6,915     $  -     $  6,380
Contributions (Note 2):
 Company and Participating
  Subsidiaries....................    8,474          -          -        8,474
 Participating Employees..........    9,293        9,293        -
                                   --------------------------------------------
      Total.......................   31,062       16,208        -       14,854

Distributions to Participants.....   21,892       10,075       12       11,805
Net Depreciation in Market
  Value of Common Stock of
  SCANA Corporation (Note 3)......   15,848        7,684        -        8,164
                                   --------------------------------------------
Net Decrease in
 Participants' Equity.............   (6,678)      (1,551)     (12)      (5,115)
Participants' Equity, Beginning
 of Year..........................  254,294      129,349      332      124,613
                                   --------------------------------------------
Participants' Equity,
 End of Year (Note 4)............. $247,616     $127,798     $320     $119,498
                                   ============================================


See Notes to Financial Statements.

                              SCANA CORPORATION
                         STOCK PURCHASE-SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS


1.  Significant Accounting Policies:

     Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting.

     Investments

     Common stock investments in the accompanying financial statements are stated at market value and bonds are stated at cost, which approximates fair value. Loans to participants are stated at cost plus accrued interest which approximates fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes herein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2.  Plan Information:

    The following description of the Stock Purchase-Savings Plan (Plan) provides only general information. Participants should refer to the plan agreement for a complete description of the Plan's provisions. Costs of administering the Plan are paid by the Plan sponsor, SCANA Corporation (Company).

    The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. The Company and participating subsidiaries match employee contributions made through payroll deductions of up to 6% of eligible earnings. Employees may contribute up to an additional 9% of eligible earnings which are not matched by the Company's and participating subsidiaries' contributions. Employee contributions are invested in common stock of the Company or, prior to November 1, 1988, such contributions could, as an alternative, have been invested in United States Savings Bonds. The Company's and participating subsidiaries' contributions are invested only in shares of common stock of the Company.
Company and participating subsidiaries' contributions are fully and immediately vested.

       Purchases and sales of common stock are made at regular intervals each month. Total shares purchased during the month are allocated to Participants' accounts as of month end using the average purchase price of such stock for the month. Shares sold during the first fifteen calendar days of a month are removed from Participants' accounts as of the fifteenth day of such month. Shares sold after the fifteenth calendar day are removed from Participants' accounts as of the last day of such month. Gains and losses from the sale of shares are recorded based on average cost and average sales price. Participants who sell shares prior to the fifteenth calendar day of the month in which a dividend record date occurs are not eligible to receive dividend income for those shares when the dividend is subsequently paid. Dividends are recorded on the ex-dividend date.

     The Plan, as amended, allows Participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, have been subject to Tax Deferred contribution limitations of 6% or less of eligible earnings. Regular Savings amounts are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings amounts are exempt from such withholding. Effective as of January 1, 1997 the Plan was amended to allow for the acceptance of "Direct Rollovers" from other qualified retirement plans and conduit IRA's. All rollover amounts are invested in SCANA Common Stock. Participants may request a distribution in the form of whole shares or cash for all securities and earnings credited to their Regular Savings and Rollover accounts (cash is distributed for fractional shares).

         Participants may not request a distribution from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

     Participants may request a loan from their Tax Deferred and Regular Savings and Rollover accounts. Loans are made available based on the asset value in a Participant's accounts at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing Participant. The Participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except a loan used to acquire the principal residence of the Participant may be extended to a maximum of ten years. All payments of the loan, including interest, are used to repurchase shares of SCANA Common Stock on behalf of the Participant. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or will be converted to taxable income on the distribution to the Participant or the Participant's beneficiary. If the terminating Participant elects to delay distribution (permissible when the present value of the Participant's vested accrued benefit exceeds $5,000), an unpaid loan balance may be converted to taxable income prior to the distribution of assets to the Participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

     Although Participants immediately vest in conributions from the Company and participating subsidiaries, they may request a distribution of only such contributions which have been in existence for two years following the close of the Plan year during which they were made, even if they elected to contribute on a tax deferred basis. If the Participant has participated in the Plan for at least five years, all Company contributions are eligible for distribution.

     Distribution due to the death of the Participant will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the Participant.

        The Plan, as amended to and as of January 1, 1997, has been approved by the Internal Revenue Service (IRS) as a qualified employees' trust under Section 401(a) of the Internal Revenue Code and, as such, is exempt from federal income taxes under Section 501(a). In accordance with Section 401(a) of the Internal Revenue Code, Participants are not taxed on the income earned or Company contributions made until such time as the employees or their beneficiaries receive distributions from the Plan.

     The Plan's assets, which consist principally of Company common stock, are held by First Union National Bank of South Carolina as the Plan's Trustee (Trustee) pursuant to a Trust Agreement executed on December 16, 1991 and amended as of December 15, 1997. Company contributions are held and managed by the Trustee, which invests cash received, interest and dividend income and makes distribution to Participants. Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the Trustee's fees are paid directly by the Company.

         Although it has not expressed any intent to do so, the Company and participating subsidiaries have the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of ERISA.

3.       Appreciation (Depreciation) in Market Value of Common Stock:

        During  1998,   1997  and  1996,  the  Plan's   investments   (including
investments bought, sold and held during the year) appreciated (depreciated) in value as follows (thousands of dollars):

                                            Net Change in Market Value

                                          1998         1997         1996

                                      ------------------------------------
Increase in Unrealized Appreciation
  (Depreciation), Net                   $ 9,260       $22,650     ($22,702)
Appreciation Realized on Withdrawals     10,351         5,205        6,854
                                      ------------------------------------
  Net Appreciation (Depreciation) in
    Market Value of Common Stock        $19,611       $27,855     ($15,848)
                                      ====================================


4.      Accounts Payable to Participants and Former Participants:

     Amounts included in Participants' equity to be distributed to Participants and former Participants were $1,455,672, $3,225,793 and $1,178,019 at December 31, 1998, 1997 and 1996, respectively.

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

6.      Subsequent Event

Effective January 1, 1999, the Plan was amended to include the Evergreen Select Treasury Money Market Fund (managed by First Capital Group of First Union
Bank)as an additional investment option for Participant contributions only. This fund invests in short-term U. S. Treasury obligations and repurchase agreements backed by U. S. Treasury obligations. This option was added to comply with legislative changes contained in the Taxpayer Relief Act of 1997. However, a Participant may continue to invest 100% of his contributions in Company common stock. All matching contributions made by the Company and participating subsidiaries to the Plan will continue to be invested solely in Company common stock.

SCANA Corporation
STOCK PURCHASE-SAVINGS PLAN


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES (ITEM 27a) AS OF DECEMBER 31, 1998 (thousands of dollars)




                                                                  CURRENT
DESCRIPTION                                     COST               VALUE



*  SCANA Corporation Common Stock            $201,160            $288,425

   United States Savings Bonds                    283                 283

*  Loans to participants                       16,213              16,213
                                             --------            --------

                                             $217,656            $304,921
                                             ========            ========


* denotes party-in-interest

SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS  (ITEM 27d)
FOR THE YEAR ENDED DECEMBER 31, 1998 (thousands of dollars)



DURING THE YEAR ENDED DECEMBER 31, 1998, THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PLAN.




                                                                           COST OF       NET GAIN
                                             PURCHASE       SELLING         ASSETS          FROM
                          NUMBER OF SHARES    PRICE          PRICE           SOLD           SALE


PURCHASED                         1,343,847   $41,647

SALES FOR DISTRIBUTION TO
  PARTICIPANTS FOR WITHDRAWALS      986,860                 $29,684        $20,972         $8,712


SALES FOR 401K EMPLOYEE
  LOANS - STOCK                     276,782                 $ 8,491        $ 6,852         $1,639



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SCANA CORPORATION
                                      (Registrant)



Date: April 27,  1999     BY: s/Kevin B. Marsh
                              (Kevin B. Marsh, Senior Vice President - Finance, Chief Financial Officer and Controller)

                                   EXHIBIT INDEX


    Applicable to
    Form 10-K of
Exhibit
No. SCANA SCE&G  Description

2.01  X    Agreement and Plan of Merger, dated as of February 16, 1999, by and among Public Service Company of North Carolina, Incorporated, SCANA Corporation, New Sub I, Inc. and New Sub II, Inc. (Filed as Exhibit
           10.1 to Form 8-K on February 23, 1999)

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

3.03  X    Articles of Amendment of SCANA, dated April 27, 1995 (Filed as
           Exhibit 4-B to Registration Statement No. 33-62421)

3.04     X Articles of Amendment of SCE&G,dated June 7, 1994 filed June 9, 1994
           (Filed as Exhibit 3-B to Form 10-Q for the quarter ended June 30, 1994, File No. 1-3375)

3.05     X Articles of Amendment of SCE&G, dated November 9, 1994 (Filed as
           Exhibit 3-C to Form 10-K for the year ended December 31, 1994, File No. 1-3375)

3.06     X Articles of Amendment of SCE&G, dated December 9, 1994 (Filed as
           Exhibit 3-D to Form 10-K for the year ended December 31, 1994, File No. 1-3375)

3.07     X Articles of Correction of SCE&G, dated January 17, 1995 Filed as
           Exhibit 3-E to From 10-K for the year ended December 31, 1994, File No. 1-3375)

3.08     X Articles of Amendment of SCE&G, dated January  13, 1995 and filed
           January 17, 1995 (Filed as Exhibit 3-F to Form 10-K for the year ended December 31, 1994, File No. 1-3375)

3.09     X Articles of Amendment of SCE&G, dated March 31, 1995 (Filed as
           Exhibit 3-G to Form 10-Q for the quarter ended March 31, 1995, File No. 1-3375)

3.10     X Articles of Correction of SCE&G - Amendment to Statement filed
           March 31, 1995, dated December 12, 1995 (Filed as Exhibit 3-H to Form 10-K for the year ended December 31, 1995, Filed No.1-3375)

3.11     X Articles of Amendment of SCE&G, dated December 31, 1995 (Filed as
           Exhibit 3-I to Form 10-K for the year ended December 31, 1995, File No. 1-3375)

3.12     X Articles of Amendment of SCE&G, dated February 18, 1997 (Filed as
           Exhibit 3-L to Registration Statement No. 333-24919)

3.13     X Articles of Amendment of SCE&G, dated February 21, 1997 (Filed as
           Exhibit 3-L to Form 10-Q for the quarter ended March 31, 1997)

3.14     X Articles of Amendment of SCE&G, dated April 22, 1997 (Filed as
           Exhibit 3-M to Form 10-Q for the quarter ended June 30, 1997)

3.15  X    Copy of By-Laws of SCANA as revised and amended on December 17, 1997
           (Filed as Exhibit 3-C to Form 10-K for the year ended December 31,
           1997)
14

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

4.03  X         Indenture dated as of November 1, 1989 to The Bank of New York,
                Trustee (Filed as Exhibit 4-A to Registration No. 33-32107)

4.04  X         Indenture dated as of January 1, 1945, from the South Carolina
                Power Company (the "Power Company") to Central Hanover Bank and
                Trust Company, as Trustee, as supplemented by three Supplemental
                Indentures dated respectively as of May 1, 1946, May 1, 1947 and
                July 1, 1949 (Filed as Exhibit 2-B to Registration Statement No.
                2-26459)

4.05  X         Fourth Supplemental Indenture dated as of April 1, 1950, to
                Indenture referred to in Exhibit 4.04, pursuant to which SCE&G assumed said Indenture (Filed as Exhibit 2-C to Registration
                Statement No. 2-26459)

4.06  X         Fifth through Fifty-second Supplemental Indenture referred to in Exhibit 4.04 dated as of the dates indicated below and filed as exhibits to the Registration Statements and 1934 Act reports whose file numbers are set forth below:

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

    Applicable to
     Form 10-K of
Exhibit
No. SCANA SCE&G  Description
                 April 1, 1979      Exhibit 4-C   to Registration No. 33-38580
                 June 1, 1979       Exhibit 2-A-3 to Registration No. 33-38580
                 April 1, 1980      Exhibit 4-C   to Registration No. 33-38580
                 June 1, 1980       Exhibit 4-C   to Registration No. 33-38580
                 December 1, 1980   Exhibit 4-C   to Registration No. 33-38580
                 April 1, 1981      Exhibit 4-D   to Registration No. 33-49421
                 June 1, 1981       Exhibit 4-D   to Registration No. 2-73321
                 March 1, 1982      Exhibit 4-D   to Registration No. 33-49421
                 April 15, 1982     Exhibit 4-D   to Registration No. 33-49421
                 May 1, 1982        Exhibit 4-D   to Registration No. 33-49421
                 December 1, 1984   Exhibit 4-D   to Registration No. 33-49421
                 December 1, 1985   Exhibit 4-D   to Registration No. 33-49421
                 June 1, 1986       Exhibit 4-D   to Registration No. 33-49421
                 February 1, 1987   Exhibit 4-D   to Registration No. 33-49421
                 September  1, 1987 Exhibit 4-D   to Registration No. 33-49421
                 January 1, 1989    Exhibit 4-D   to Registration No. 33-49421
                 January 1, 1991    Exhibit 4-D   to Registration No. 33-49421
                 February 1, 1991   Exhibit 4-D   to Registration No. 33-49421
                 July 15, 1991      Exhibit 4-D   to Registration No. 33-49421
                 August 15, 1991    Exhibit 4-D   to Registration No. 33-49421
                 April 1, 1993      Exhibit 4-E   to Registration No. 33-49421
                 July 1, 1993       Exhibit 4-D   to Registration No. 33-57955

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

4.11     X   X   Certificate of Trust for SCE&G Trust I (Filed as Exhibit 4-I to
                 Form 10-K for the year ended December 31, 1997)

4.12     X   X   Junior Subordinated Indenture for SCE&G Trust I (Filed as
                 Exhibit 4-K to Form 10-K for the year ended December 31, 1997)

4.13     X   X   Guarantee Agreement for SCE&G Trust I (Filed as Exhibit 4-L to
                 Form 10-K for the year ended December 31, 1997)

4.14     X   X   Amended and Restated Trust Agreement for SCE&G Trust I (Filed
                 as Exhibit 4-M to Form 10-K for the year ended December 31,
                 1997)

    Applicable to
    Form 10-K of
Exhibit
No.SCANA SCE&G Description
10.01  X       Copy of SCANA Voluntary Deferral Plan as amended through October
               26, 1988 (Filed as Exhibit 10-A to Form 10-K for the year ended
               December 31, 1988 under cover of Form SE, File No. 1-8809)

10.2       X   Copy of SCE&G Supplemental Executive Retirement Plan (Filed as
               Exhibit 10A to Form 10-K for the year ended December 31, 1980)

10.3   X       Copy of SCANA Supplementary Voluntary Deferral Plan as amended and restated through October 21, 1997 (Filed as Exhibit 10-B to
               Form 10-K for the year ended  December 31, 1997)

10.4   X       Copy of SCANA Key Executive Severance Benefit Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit 10-C to Form 10-K for the year ended December 31, 1997)

10.5       X   Copy  of  SCANA  Performance  Share  Plan as amended and restated
               effective February 16, 1993 (Filed as Exhibit 10-D to Form 10-K for the year ended December 31, 1992, File No.1-8809)

10.6   X       Form of Agreement under SCANA Key Employee Retention Program as amended and restated effective as of October 21, 1997 (Filed as Exhibit 10-E to Form 10-K for the year ended December 31, 1997)

10.7   X       Description of SCANA Whole Life Option (Filed as Exhibit 10-F to
               Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.8   X       Description of SCANA Corporation Performance Incentive Plan
               (Filed as Exhibit 10-G to Form 10-K for the year ended December
               31, 1991, under cover of Form SE, File No. 1-8809)

12.01  X   X   Statements Re computation of Ratios (Not Applicable)

21.01  X       Subsidiaries of the Registrant (Not Applicable)

23.01  X       Consents of Experts and Counsel (Filed as Exhibit 23.01 to Form
               10-K for the year ended December 31, 1998)

23.02      X   Consents of Experts and Counsel (Filed as Exhibit 23.02 to Form
               10-K for the year ended December 31, 1998)

23.03  X       Consents of Experts and Counsel (Filed herewith at page 20)

24.01  X       Power of Attorney  (Not Applicable)

24.02      X   Power of Attorney   (Not Applicable)

27.01  X       Financial Data Schedule (Filed herewith)

27.02      X   Financial Data Schedule (Not Applicable)

                                                                EXHIBIT 23.03

                                SCANA CORPORATION




INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-49333 on Form S-8,Registration Statement No. 333-18149 on Form S-3, Registration Statement No. 333-18973 on Form S-8, Registration Statement No. 333-44885 on Form S-8 and Registration Statement No. 333-65105 on Form S-3 of our report dated March 12, 1999 appearing in the Annual Report on Form 10-K/A of SCANA Corporation Stock Purchase-Savings Plan for the year ended December 31, 1998.





s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
April 27, 1999




20