Form 10-Q
period 1999-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 1999-05-17
CIK 754737, 91882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q


              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1999

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

         Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

                            Description of              Shares Outstanding
Registrant                   Common Stock               at April 30, 1999

 SCANA Corporation         Without Par Value                103,572,623

South Carolina Electric   Par Value $4.50 Per Share          40,296,147 1
  & Gas Company

1Held,  beneficially and of record, by SCANA Corporation.

         This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to SCANA Corporation or any of its direct or indirect subsidiaries other than South Carolina Electric & Gas Company is provided solely by SCANA Corporation and shall be deemed not included in the Form 10-Q of South Carolina Electric & Gas Company.

                                      INDEX

                                                                         Page
PART 1.  FINANCIAL INFORMATION

SCANA Corporation Financial Section.....................................  3

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 and
           December 31, 1998 ...........................................  4

         Consolidated Statements of Income and Retained Earnings for
           the Periods Ended March 31, 1999 and 1998....................  6

         Consolidated Statements of Cash Flows for the Periods Ended
           March 31, 1999 and 1998......................................  7

         Notes to Consolidated Financial Statements.....................  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations.......................................... 13

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...... 21

South Carolina Electric & Gas Company Financial Section................. 22

Item 1.  Financial Statements

         Consolidated Balance Sheets as of March 31, 1999 and
           December 31, 1998 ........................................... 23

         Consolidated Statements of Income and Retained Earnings for
           the Periods Ended March 31, 1999 and 1998.................... 25

         Consolidated Statements of Cash Flows for the Periods Ended
           March 31, 1999 and 1998...................................... 26

         Notes to Consolidated Financial Statements..................... 27

Item 2.  Management's Discussion and Analysis of Financial Condition and
          Results of Operations......................................... 30

Item 3.  Quantitative and Qualitative Disclosure About Market Risk...... 35


PART II.  OTHER INFORMATION

    Item 1.  Legal Proceedings.......................................... 36

    Item 6.  Exhibits and Reports on Form 8-K........................... 36

    Signatures.......................................................... 37

    Exhibit Index....................................................... 39

                                SCANA CORPORATION
                                FINANCIAL SECTION


























3

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.



                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1999 and December 31, 1998




                                                                       March 31,   December 31,
----------------------------------------------------------------------------- ------ ---------
                                                                          1999      1998
---------------------------------------------------------------------------- ------ ----------
ASSETS                                                                (Millions of Dollars)
Utility Plant:
    Electric                                                          $4,408       $4,406
    Gas                                                                  604          604
    Other                                                                175          175
----------------------------------------------------------------------------- ----------------
        Total                                                          5,187        5,185
    Less accumulated depreciation and amortization                     1,765        1,728
----------------------------------------------------------------------------- ----------------
        Total                                                          3,422        3,457
    Construction work in progress                                        296          251
    Nuclear fuel, net of accumulated amortization                         56           56
    Acquisition adjustment-gas, net of accumulated amortization           23           23
----------------------------------------------------------------------------- ----------------
            Utility Plant, Net                                         3,797        3,787
----------------------------------------------------------------------------- ----------------

Nonutility Property and Investments (net of  accumulated
     depreciation)                                                       531          493
----------------------------------------------------------------------------- ----------------

Current Assets:
    Cash and temporary cash investments                                   71           62
    Receivables                                                          265          276
    Inventories (at average cost):
        Fuel                                                              69           63
        Materials and supplies                                            60           56
    Prepayments                                                           28           22
    Deferred income taxes                                                 20           22
----------------------------------------------------------------------------- ------- --------
            Total Current Assets                                         513          501
----------------------------------------------------------------------------- ----------------

Deferred Debits:
    Emission allowances                                                   31           31
    Environmental                                                         22           22
    Nuclear plant decommissioning fund                                    58           56
    Pension asset, net                                                   121          115
    Other                                                                270          276
----------------------------------------------------------------------------- ----------------
            Total Deferred Debits                                        502          500
----------------------------------------------------------------------------- ----------------
                Total                                                 $5,343        $5,281
============================================================================= ================









                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1999 and December 31, 1998
                                   (Unaudited)


                                                                   March 31,      December 31,
------------------------------------------------------------------------------- --------------------
                                                                    1999            1998
------------------------------------------------------------------------------- --------------------
CAPITALIZATION AND LIABILITIES
(Millions of Dollars)
Stockholders' Investment:
    Common Equity                                                   $1,762          $1,746
    Preferred stock (not subject to purchase or sinking funds)         106             106
---------------------------------------------------------------------------------- -----------------
        Total Stockholders' Investment                               1,868           1,852
Preferred Stock, Net (subject to purchase or sinking funds)             11              11
SCE&G-Obligated   Mandatorily   Redeemable   Preferred
    Securities  of  SCE&G's Subsidiary Trust, SCE&G Trust I,
    Holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                   50              50
Long-Term Debt, net                                                  1,736           1,623
---------------------------------------------------------------------------------- -----------------
          Total Capitalization                                       3,665           3,536
---------------------------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                                              174             195
    Current portion of long-term debt                                  107             107
    Accounts payable                                                   196             219
    Customer deposits                                                   18              18
    Taxes accrued                                                       12              72
    Interest accrued                                                    39              28
    Dividends declared                                                  42              42
    Other                                                               14              13
---------------------------------------------------------------------------------- -----------------
          Total Current Liabilities                                    602             694
---------------------------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes                                              661             628
    Deferred investment tax credits                                    106             108
    Reserve for nuclear plant decommissioning                           58              56
    Postretirement benefits                                             90              87
    Other                                                              161             172
---------------------------------------------------------------------------------- -----------------
          Total Deferred Credits                                     1,076           1,051
---------------------------------------------------------------------------------- -----------------
                Total                                               $5,343          $5,281
================================================================================== =================

See Notes to Consolidated Financial Statements.










                                SCANA CORPORATION
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
-------------------------------------------------------------------------------- -------------
                                                                        1999         1998
-------------------------------------------------------------------------------- -------------
                                                                      (Millions of Dollars
                                                                    Except Per Share Amounts)
OPERATING REVENUES:
    Electric                                                           $ 266        $ 269
    Gas                                                                  130          137
    Transit                                                                1            -
-------------------------------------------------------------------------------- -------------
        Total Operating Revenues                                         397          406
-------------------------------------------------------------------------------- -------------
Operating Expenses:
    Fuel used in electric generation                                      61           59
    Purchased power                                                        4            2
    Gas purchased for resale                                              81           83
    Other operation                                                       58           60
    Maintenance                                                           18           19
    Depreciation and amortization                                         42           30
    Income taxes                                                          28           36
    Other taxes                                                           27           26
-------------------------------------------------------------------------------- -------------
        Total Operating Expenses                                         319          315
-------------------------------------------------------------------------------- -------------

OPERATING INCOME                                                          78           91
-------------------------------------------------------------------------------- -------------

OTHER INCOME:
Allowance for equity funds used during construction                        1            2
Other income (loss), net of income taxes                                  (5)           3
-------------------------------------------------------------------------------- -------------
        Total Other Income (Loss)                                         (4)           5
-------------------------------------------------------------------------------- -------------

INCOME BEFORE INTEREST CHARGES AND PREFERRED STOCK DIVIDENDS              74            96
-------------------------------------------------------------------------------- -------------

INTEREST CHARGES (CREDITS):
    Interest expense on long-term debt                                    31            29
    Other interest expense                                                 4             2
    Allowance for borrowed funds used during construction                 (1)           (2)
-------------------------------------------------------------------------------- -------------
        Total Interest Charges, Net                                       34            29
-------------------------------------------------------------------------------- -------------

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
    ON MANDATORILY REDEEMABLE PREFERRED SECURITIES                        40            67
PREFERRED DIVIDEND REQUIREMENT OF SCE&G - OBLIGATED MANDATORILY
    REDEEMABLE PREFERRED SECURITIES                                        1             1
-------------------------------------------------------------------------------- -------------
INCOME BEFORE PREFERRED STOCK CASH DIVIDENDS OF SUBSIDIARY                39            66
PREFERRED STOCK CASH DIVIDENDS OF SUBSIDIARY (At stated rates)             2             2
-------------------------------------------------------------------------------- -------------
NET INCOME                                                                37            64
RETAINED EARNINGS AT BEGINNING OF PERIOD                                 678           617
COMMON STOCK CASH DIVIDENDS DECLARED                                     (40)          (41)
================================================================================ =============
RETAINED EARNINGS AT END OF PERIOD                                     $ 675         $ 640
================================================================================ =============

NET INCOME                                                              $ 37          $ 64
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING (MILLIONS)        103.6         107.3
EARNINGS PER WEIGHTED AVERAGE SHARE OF COMMON STOCK  (BASIC AND
   DILUTED)                                                            $ .36         $ .60
CASH DIVIDENDS DECLARED PER SHARE OF COMMON STOCK                      $.385         $.385
================================================================================ =============

See Notes to Consolidated Financial Statements.



                                SCANA CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                             Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------
                                                                 1999    1998
---------------------------------------------------------------------- ---------

                              (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                      $37     $ 64
  Adjustments to reconcile net income to net cash provided
    from operating activities:
      Depreciation and amortization                                44       32
      Amortization of nuclear fuel                                  5        5
      Deferred income taxes, net                                    3       23
      Pension asset                                                (6)      (1)
      Post-retirement benefits                                      3        3
      Allowance for funds used during construction                 (3)      (4)
      Over (under) collections, fuel adjustment clauses             9       16
      Changes in certain current assets and liabilities:
          (Increase) decrease in receivables                       11      (10)
          (Increase) decrease in inventories                      (10)       4
          Increase (decrease) in accounts payable                 (23)      15
          Increase (decrease) in taxes accrued                    (60)     (34)
      Other, net                                                   11      (17)
--------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                        21       96
--------------------------------------------------------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction expenditures,
    net of AFC                                                    (50)     (51)
  Increase in other property and investments                      (13)      (7)
  Sale of subsidiary assets                                         3        -
--------------------------------------------------------------------------------
Net Cash Used For Investing Activities                            (60)     (58)
--------------------------------------------------------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
      Issuance of  First Mortgage Bonds                            99        -
      Issuance of notes and loans                                   -       60
  Repayments:
      Notes and loans                                               -      (60)
      Other long-term debt                                         (1)       -
      Repurchase of common stock                                    -       (3)
  Dividend payments:
      Common stock                                                (40)     (40)
      Preferred stock of subsidiary                                (2)      (2)
  Short-term borrowings, net                                      (21)      (1)
  Fuel and emission allowance financings, net                      13       (2)
--------------------------------------------------------------------------------
Net Cash Provided From (Used For) Financing Activities             48      (48)
--------------------------------------------------------------------------------

NET INCREASE (DECREASE) IN CASH AND TEMPORARY CASH INVESTMENTS      9      (10)
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1                   62       60
--------------------------------------------------------------------------------
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31                   $71     $ 50
================================================================================

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for - Interest (includes capitalized interest
                      of $1 for 1999 and  $2 for 1998)            $24     $ 24
                           - Income taxes                           5       (3)
    Noncash investing activities
                           - Unrealized gain  on securities
                               available for sale (net of          18       31
tax)

See Notes to Consolidated Financial Statements.

                                SCANA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 1999, approximately $203 million and $75 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $130 million and $56 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $43 million and $27 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $12 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

        Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $56 million and $95 million for the three months ended March 31, 1999 and 1998, respectively. For each period, comprehensive income included net income and unrealized gains/losses on securities available for sale.

        C.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

2.      RATE MATTERS

         On December 11, 1998, the PSC issued an order requiring South Carolina Electric & Gas Company (SCE&G), a wholly owned subsidiary of the Company, to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

8

3.      RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 1999 approximately $26.0 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

4.      INVESTMENTS IN EQUITY SECURITIES:

     At March 31, 1999, SCANA Communications, Inc. (SCI) held the following investments in ITC Holding Company, Inc.(ITC) and its affiliates:



     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owns approximately 4.7 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $69.2 million had a market value of $67.1 million at March 31, 1999, resulting in a pre-tax unrealized holding loss of $2.1 million. The after-tax amount of such loss is included in the balance sheet as a component of "Common Equity." In addition, SCI owns the following non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and, 50,000 series E 6.5% ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $138.5 million at March 31, 1999, resulting in an unrecorded pre-tax holding loss of $34.1 million.


     o ITC Delta^Com, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owns approximately 4.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $16.2 million had a market value of $88.4 million at March 31, 1999, resulting in a pre-tax unrealized holding gain of $72.2 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.3 million. Series A preferred shares are convertible in March 2002 into ITCD common shares on a two for one basis. The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $64.6 million at March 31, 1999, resulting in an unrecorded pre-tax holding gain of $53.3 million.

     o Knology Holdings, Inc. (Knology) is a broad-band service provider of cable, television, telephone and internet services. SCI owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million. SCI also owns an additional 753 warrants which entitles it to purchase 753 shares of preferred stock at $1,500 per share.
9

o ITC has an ownership interest in several Southeastern communications companies. SCI owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares at a conversion price of $13.45 and $43.56, respectively, on a four for one basis. The market value of these investments is not readily determinable.

5.      CONTINGENCIES:

        With respect to commitments at March 31, 1999, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
        Contingencies at March 31, 1999 are as follows:

        A.  Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.7 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10.0 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.8 million at March 31, 1999. The deferral includes the estimated costs associated with the following matters .

     o In September 1992, the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately $2.2 million. On September 30, 1998 a Record of Decision was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA.



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

     o SCE&G owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

6.  SEGMENT OF BUSINESS INFORMATION:


The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. The Company uses net income to measure profitability for its Energy Marketing segment, which includes the Company's unregulated gas sales in Georgia. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment.
Assets for the period did not change significantly.

        Disclosure and Reconciliation of Reportable Segments
                          (unaudited)

                            Three Months Ended           Three Months Ended
                              March 31, 1999              March 31, 1998
------------ --------------------------------- ---------------------------------
                             Net         Operating         Net       Operating
                           Income         Income         Income       Income
                                           (Millions of Dollars)

Electric Operations         n/a             $62            n/a         $73
Gas Distribution            n/a              14            n/a          16
Gas Transmission           $ 3                4           $ 5            5
Energy Marketing           (13)             n/a            (1)         n/a
----------- ---------------- ---------------- ---------------- ----------------

Total Reportable Segments (10)              80              4           94
Elimination of Affiliates   -               (1)             -           (1)
Non-reportable Segments     -               (1)             1           (1)
Unallocated                47                -             59           (1)
---------------------------- ---------------- ---------------- ----------------
Consolidated Totals       $37              $78            $64          $91
============================ ================ ================ ================

                      External         Affiliate        External      Affiliate
                      Revenue          Revenue          Revenue       Revenue
                                        (Millions of Dollars)

Electric Operations   $266             $ 68             $269           $ 67
Gas Distribution        86                -               88              -
Gas Transmission        44               49               49             49
Energy Marketing       142                -               93              -
-----------  ---------------- ---------------- ---------------- ----------------
Total Reportable
  Segments            $538             $117             $499           $116
============ ================ ================ ================ ================

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States, (3) changes in the economy, (4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities for the Company's regulated and non-regulated subsidiaries, (8) the results of financing efforts, (9) changes in the Company's accounting policies, (10) weather conditions in areas served by the Company's utility subsidiaries, (11) performance of the telecommunications companies in which the Company has made significant investments, (12) inflation,
(13) exposure to environmental issues and liabilities, (14) changes in environmental regulation, (15) unsuccessful correction of any material Year 2000 problem or, alternatively, unsuccessful implementation of a contingency plan by the Company and any critical third party suppliers, and (16) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1998

COMPETITION

North Carolina Acquisition

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

Georgia Retail Gas Market

         SCANA Energy Marketing (Energy Marketing), a wholly-owned subsidiary of the Company, continues to exceed projections for acquiring customers in
Georgia's natural gas market. At March 31, 1999, Energy Marketing had approximately 236,000 customers compared to approximately 72,000 at December 31, 1998. Energy Marketing's success has resulted in expenses being significantly higher than expected. For the three months ended March 31, 1999, Energy Marketing incurred losses (net of taxes) of approximately $12.5 million, including startup costs which were expensed as incurred. A substantial portion of those costs came from a $50 per customer promotional sign-up offer, which expired April 15, 1999. In March 1999, the Georgia legislature approved a bill that resulted in Georgia's natural gas market being declared competitive. As a result, customers who have not chosen a new gas supplier by August 11, 1999 will be randomly assigned to a new supplier based on market share. At the current rate of expansion, Energy Marketing could have approximately 600,000 customers after the random assignment process is completed. As a result, Energy Marketing anticipates incurring significant losses through the rest of 1999. The level of future revenues and expenditures, including startup cost, is dependent on several factors that cannot be reasonably predicted. These factors include how rapidly Energy Marketing gains additional customers and market share, the intensity of competition as it continues to develop, the margin Energy Marketing is able to achieve on gas sales and its ability to find industrial interruptible customers to purchase available capacity.

Proposed Interstate Natural Gas Pipeline

        On April 14, 1999, South Carolina Pipeline Corporation, a wholly-owned subsidiary of the Company, announced plans to develop an interstate natural gas pipeline to ensure adequate supplies to growing gas markets in South Carolina and North Carolina. Details of the proposal, which is competing with another similar proposed project, are being finalized. Construction of the project will require approval by the Federal Energy Regulatory Commission and other federal and state agencies.

LIQUIDITY AND CAPITAL RESOURCES

        On December 11, 1998,  the Public  Service  Commission of South Carolina
(PSC) issued an order requiring South Carolina Electric & Gas Company (SCE&G), a wholly owned subsidiary of the Company, to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a
13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded
SCE&G's authorized return of 12.0 percent by 1.04 percent, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

        The following table summarizes how the Company generated funds for property additions and construction expenditures during the three months ended March 31, 1999 and 1998:

Three Months Ended March 31,                         1999             1998
--------------------------------------------------------------- --------------
                                                      (Millions of Dollars)

Net cash provided from operating activities         $ 21              $ 96
Net cash provided (used) for financing activities     48               (48)
Cash provided from sale of subsidiary assets           3                 -
--------------------------------------------------------------- --------------
Cash and temporary cash investments available
  at the beginning of the period                      62                60
=============================================================== ==============
Net cash available for  property additions
    and construction expenditures                   $134              $108
=============================================================== ==============

Funds used for utility property additions and
  construction expenditures, net of noncash
  allowance for funds used during construction     $ 50               $ 51
=============================================================== ==============

Funds used for nonutility property additions        $13             $    7
=============================================================== ==============

       On March 9, 1999, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8% and maturing on March 1, 2009. These funds were used to reduce short-term debt.

       The Company anticipates that the remainder of its 1999 cash requirements will be met through internally generated funds, and the incurrence of additional short-term and long-term indebtedness. The Company anticipates incurring short-term and long-term debt to fund the cash consideration to be paid to shareholders related to the Company's acquisition of PSNC. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended March 31, 1999 was 3.29.

Investments in Equity Securities

        At March 31, 1999, SCANA Communications, Inc. (SCI), a wholly owned subsidiary of the Company, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCI owns approximately 4.7 million common shares of Powertel. SCI's investment in Powertel's common shares of approximately $69.2 million had a market value of $67.1 million at March 31, 1999, resulting in a pre-tax unrealized holding loss of $2.1 million. The after-tax amount of such loss is included in the balance sheet as a component of "Common Equity." In addition, SCI owns the following non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and, 50,000 series E 6.5% ($75.0 million). Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, on an as converted basis, the market value of the underlying common shares for the preferred shares was approximately $138.5 million at March 31, 1999, resulting in an unrecorded pre-tax holding loss of $34.1 million.

     o ITC Delta^Com, Inc. (ITCD) is a fiber optic telecommunications provider. SCI owns approximately 4.1 million common shares of ITCD. SCI's investment in ITCD's common shares of approximately $16.2 million had a market value of $88.4 million at March 31, 1999, resulting in a pre-tax unrealized holding gain of $72.2 million. The after-tax amount of such gain is included in the balance sheet as a component of "Common Equity." In addition, SCI owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.3 million. Series A preferred shares are convertible in March 2002 into ITCD common shares on a two for one basis. The market value of series A preferred stock of ITCD is not readily determinable. However, on an as converted basis the market value of the underlying common stock for the series A preferred stock was approximately $64.6 million at March 31, 1999, resulting in an unrecorded pre-tax holding gain of $53.3 million.

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

     o ITC has an ownership interest in several Southeastern communications companies. SCI owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $7.1 million, $8.9 million, and $5.0 million, respectively. Series A and series B preferred shares are convertible in March 2002 into ITC common shares at a conversion price of $13.45 and $43.56, respectively, on a four for one basis. The market value of these investments is not readily determinable.
15

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

        Detailed project plans exist for each of the Year 2000 projects. These project plans, work schedules and resource requirements are reviewed weekly by the project managers and monthly by the Steering Committee. The Year 2000 projects, which will address the Company's critical systems and business relationships, are appropriately staffed and are currently on schedule to be completed by July 1999. As reported to the North American Electric Reliability Council (NERC) in March 1999, the Company was 100% complete with inventory tasks, 78% complete with detailed assessment tasks and 70% complete with remediation tasks.

        The Information Technology Project Team has completed the assessment and initial code remediation for all application software. Many of the applications have been tested in an isolated Year 2000 testing environment and the rest are being tested according to the project schedule. Independent vendor verifications of remediated code for selected applications are planned for the second quarter of 1999. The assessment of the technical infrastructure and desktop computing environment is complete and required remediation is in process. Testing of all network equipment is in process. An Information Technology Audit Review Committee has been established to review all assessments for mission critical applications and technical infrastructure items. The Information Technology Project was approximately 65% complete through March 1999.

        The Embedded Systems Project Team, which includes approximately 20 engineers with prior experience with microprocessors was formed and detailed assessment, remediation and testing procedures were developed. This team is currently working closely with each of SCANA's business units to complete the assessments of critical systems and equipment based on the corporate prioritization process. An Embedded Systems Audit Review Committee continues to review all assessments for critical systems. As assessments are completed, any required remediation efforts are evaluated and implemented. Independent vendor verifications for selected completed assessments were completed during the first quarter of 1999 and confirmed the Company's previous conclusions. The Embedded Systems Project was approximately 75% complete through March 1999.

        The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor, customer and supplier communications. This team is coordinating communications with all significant vendors and suppliers in an attempt to determine the extent to which the Company may be vulnerable to their failure to remediate their own Year 2000 issues. The Company has completed an initial survey of vendors and is currently evaluating the responses to the survey and conducting additional inquiries where necessary. The Company is also in the process of evaluating critical third party service providers to ascertain their Year 2000 readiness. The Company has developed communications materials explaining its year 2000 efforts and is continuing communications with significant customers and external groups, including the South Carolina and Georgia Public Service Commissions. The Procedures and External Interfaces Project was approximately 60% complete through March 1999.

        The Company's projected total cost of its Year 2000 efforts and the anticipated timing and breakdown of those expenditures is as follows:

     ------------------- -------------- ------------------ ----------------
                           Internal      Out of Pocket     Total
     ------------------- -------------- ------------------ ----------------
                                     (Millions of  Dollars)
     Project To Date       $ 2            $  9             $11
     1999                    3               6               9
                          -----           -------          -----
     Total                 $ 5            $15              $20
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

        A failure to correct a material Year 2000 problem by the Company or by a critical third party supplier could result in an interruption in, or a failure of the Company's ability to provide energy services. At this time, the Company believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporarily reduced generating capacity on the Company's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to customers. The Company has no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather-related outages that the Company encounters from time to time in its business today. Although the Company does not believe that this scenario will occur, the Company is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on the Company's operations, cash flow and financial position cannot be determined, there is no assurance that it would not be material.

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

        On April 9, 1999, the Company participated in the first of two NERC required contingency planning drills that are intended to test backup communications systems and the Company's ability to operate the electric grid with manually read data instead of computerized systems. The Company's gas transmission and distribution operations areas also participated in the drill. The drills were successful and no major problems with the Company's backup procedures were found.

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

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 1998

Earnings and Dividends

        Net income for the three months ended March 31, 1999 decreased approximately $27.2 million when compared to the corresponding period in 1998. Lower electric margins, the impact of a rate reduction, and losses from the Company's entry into the Georgia retail gas market were only partially offset by reduced other operation and maintenance expenses. In addition, net income for the three months ended March 31, 1998 includes a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in depreciation rates resulted from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996.

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 5% and 4% of income before income taxes for the three months ended March 31, 1999 and 1998, respectively.

        The Company's Board of Directors declared the following quarterly dividends on common stock:

------------------- ---------------- ------------------ -------------------
Declaration         Dividend         Record             Payment
Date                Per Share        Date               Date
------------------- ---------------- ------------------ -------------------
February 7, 1999    38 1/2 cents     March 9, 1999      April 1, 1999
April 22, 1999      38 1/2 cents     June 9, 1999       July 1, 1999
------------------- ---------------- ------------------ -------------------

        On February 17, 1999, the Board of Directors announced the adoption of a new common stock dividend policy to bring the Company's dividend payout ratio more in line with that of growth-oriented utilities. Under the new policy, the board anticipated declaring the current dividend of $0.385 cents per share payable July 1, 1999 and reducing the dividend to $0.275 per share, effective with the dividend to be paid thereafter. This action would make the Company's indicated annual dividend rate on common stock $1.10 per share.

Electric Operations

        Electric   operations  sales  margins   (including   transactions   with
affiliates) for the three months ended March 31, 1999 and 1998 were as follows:

Three Months Ended March 31,    1999            1998      Change    % Change
------------------------------- --------------- --------- --------- ------------
                                (Million of Dollars)

Electric operating revenue      $334.3          $336.2    $  (1.9)       (0.6%)
Less:  Fuel used in generation   103.8           100.3        3.5         3.5%
           Purchased power        28.1            26.3        1.8         6.8%
------------------------------- --------------- --------- --------- ------------
Margin                          $202.4          $209.6    $  (7.2)      (3.4%)
=============================== =============== ========= ========= ============

        The electric operations sales margin decreased for the three months ended March 31, 1999 when compared to the corresponding period in 1998 primarily as a result of milder weather in the first quarter of 1999 and implementation in January 1999 of a $22.7 million annual rate reduction ordered by the PSC. See LIQUIDITY AND CAPITAL RESOURCES.

Gas Distribution

        Gas distribution sales margins for the three months ended March 31, 1999 and 1998, were as follows:

Three Months Ended March 31,        1999         1998      Change    % Change
------------------------------------------------ ---------- -------------------
                                              (Million of Dollars)

Gas distribution operating revenue  $86.1       $88.2      $(2.1)      (2.4%)
Less:  Gas purchased for resale      49.1        48.9        0.2        0.4%
-------------------------------------------------------------------------------
Margin                              $37.0       $39.3      $(2.3)      (5.9%)
===============================================================================

        The gas  distribution  sales margin for the three months ended March 31,
1999   decreased   from  1998  levels   primarily   as  a  result  of  increased
competitiveness of alternative fuels and milder weather.

Gas Transmission

        Gas transmission sales margins (including transactions with affiliates) for the three months ended March 31, 1999 and 1998 were as follows:

Three Months Ended March 31,         1999     1998      Change     % Change
--------------------------------------------- ----------------- ---------------
                                              (Million of Dollars)

Gas transmission operating revenue  $92.8     $97.2     $(4.4)      (4.5%)
Less:  Gas purchased for resale      80.5      83.0     (2.5)       (3.0%)
-------------------------------------------------------------------------------
Margin                              $12.3     $14.2     $(1.9)     (13.4%)
===============================================================================

        The gas  transmission  sales margin for the three months ended March 31,
1999   decreased   from  1998  levels   primarily   as  a  result  of  increased
competitiveness of alternate fuels.

Energy Marketing

        Energy Marketing sales margins for the three months ended March 31, 1999 and 1998 were as follows:

Three Months Ended March 31,              1999       1998      Change  % Change
---------------------------------------------------------------- ---------------
                                                       (Million of Dollars)

Gas and electric sales revenue           $149.4      $92.5      $56.9     61.5%
Less:  Gas and electricity purchased
        for resale                        147.8      92.2        55.6     60.3%
--------------------------------------------------------------------------------
Margin                                    $ 1.6      $ .3       $ 1.3     433.3%
================================================================================

        The energy marketing sales margin for the three months ended March 31, 1999 increased from 1998 levels primarily as a result of positive margins achieved in the Georgia retail natural gas market.

Other Operating Expenses

        Other operating expenses, including taxes, for the three months ended March 31, 1999 and 1998 were as follows:

Three Months Ended March 31,        1999        1998      Change     % Change
--------------------------------------------- --------------- ------------- ---
                                           (Million of Dollars)

Other operation and maintenance   $ 76.2       $ 79.2    $ (3.0)        (3.8%)
Depreciation and amortization       41.8         29.9      11.9         39.8%
Income taxes                        28.3         36.6      (8.3)       (22.8%)
Other taxes                         27.2         26.0       1.2          4.6%
-------------------------------------------------------------------------------
Total                             $173.5       $171.7     $ 1.8          1.0%
===============================================================================

        Other operation and maintenance expenses for the three months ended March 31, 1999 decreased from 1998 levels primarily as a result of decreased maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses for the three months ended March 31, 1999 reflects the non-recurring adjustment to depreciation expense in 1998 discussed under "Earnings and Dividends." The change in income tax expense primarily reflects the change in operating income. The increase in other taxes for the periods primarily results from increases in property taxes.

Other Income

        Other income, net of income taxes, for the three months ended March 31, 1999 decreased approximately $8.7 million, when compared to the corresponding period of 1998. This decrease was primarily attributable to losses from energy marketing activities as a result of startup costs in new markets.

Interest Expense

        Interest expense, excluding the debt component of AFC, for the three months ended March 31, 1999 increased approximately $4.4 million, when compared to the corresponding period in 1998. The increase was primarily due to the issuance of medium-term notes in the third quarter of 1998, the issuance of First Mortgage Bonds in the first quarter of 1999 and increased borrowings of short-term debt.


Item 3.   Quantitative and Qualitative Disclosure About Market Risk

     All financial instruments held by the Company described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                           March 31, 1999
                                                            Expected Maturity Date
                      -------------- ------------------ ------------------------------- --------- --------------------
                                                            (Millions of Dollars)
                                                                                     There-                   Fair
Liabilities              1999          2000       2001        2002        2003       After       Total       Value
                      -------------- --------- ----------- ----------- ----------- ----------- ----------- -----------

Long-Term Debt
Fixed Rate ($)          106.5         213.5       27.5        27.5       284.4      1,265.8     1,925.3     1,969.1
Average Interest Rate     6.86          5.93      6.87        6.87         6.29         7.35        6.99


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

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $375.1 million. A ten percent decline in market value would result in a $37.5 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                   As of March 31, 1999 and December 31, 1998
                                   (Unaudited)




                                                         March 31,  December 31,
----------------------------------------------------------------------- --------
                                                           1999          1998
----------------------------------------------------------------------- --------
ASSETS                                                   (Millions of Dollars)
Utility Plant:
    Electric                                                $4,135      $4,133
    Gas                                                        366         366
    Other                                                      175         175
--------------------------------------------------------------------------------
        Total                                                4,676       4,674
    Less accumulated depreciation and amortization           1,552       1,517
--------------------------------------------------------------------------------
        Total                                                3,124       3,157
    Construction work in progress                              262         219
    Nuclear fuel, net of accumulated amortization               56          56
--------------------------------------------------------------------------------
            Utility Plant, Net                               3,442       3,432
--------------------------------------------------------------------------------

Nonutility Property and Investments, net of accumulated
    depreciation                                               17           16
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                        46           36
    Receivables                                               164          178
    Inventories (at average cost):
        Fuel                                                   47           32
        Materials and supplies                                 47           47
    Prepayments                                                11            8
    Deferred income taxes                                      21           21
--------------------------------------------------------------------------------
            Total Current Assets                              336          322
--------------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                        31           31
    Environmental                                              22           22
    Nuclear plant decommissioning fund                         58           56
    Pension asset, net                                        121          115
    Other                                                     251          252
--------------------------------------------------------------------------------
            Total Deferred Debits                             483          476
--------------------------------------------------------------------------------
                Total                                      $4,278       $4,246
================================================================================


                                                SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                     CONSOLIDATED BALANCE SHEETS
                                                As of March 1999 and December 31, 1998
                                                             (Unaudited)


                                                                March 31,     December 31,
------------------------------------------------------------------------------- -----------
                                                                  1999           1998
-------------------------------------------------------------------------------------------
CAPITALIZATION AND LIABILITIES
(Millions of Dollars)
Stockholders' Investment:
    Common Equity                                                $1,510          $1,499
    Preferred stock (not subject to purchase or sinking funds)      106             106
-------------------------------------------------------------------------------------------
        Total Stockholders' Investment                            1,616           1,605
Preferred Stock, Net (subject to purchase or sinking funds)          11              11
SCE&G-Obligated   Mandatorily   Redeemable   Preferred
    Securities  of  SCE&G's Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                50             50
Long-Term Debt, net                                               1,318          1,206
-------------------------------------------------------------------------------------------
          Total Capitalization                                    2,995          2,872
-------------------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                            78            125
    Current portion of long-term debt                                29             29
    Accounts payable                                                 81             97
    Accounts payable - affiliated companies                          27             23
    Customer deposits                                                17             17
    Taxes accrued                                                    26             75
    Interest accrued                                                 25             21
    Dividends declared                                               38             38
    Other                                                            10             10
-------------------------------------------------------------------------------------------
          Total Current Liabilities                                 331            435
------------------------------------------------------------------------------- -----------

Deferred Credits:
    Deferred income taxes                                           570            549
    Deferred investment tax credits                                  99            100
    Reserve for nuclear plant decommissioning                        58             56
    Postretirement benefits                                          90             87
    Other                                                           135            147
-------------------------------------------------------------------------------------------
          Total Deferred Credits                                    952            939
-------------------------------------------------------------------------------------------
                Total                                            $4,278         $4,246
===========================================================================================

See Notes to Consolidated Financial Statements.



24

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  For the Periods Ended March 31, 1999 and 1998
                                   (Unaudited)

                                                              Three Months Ended
                                                                   March 31,
--------------------------------------------------------------------------------
                                                                1999     1998
--------------------------------------------------------------------------------
                              (Millions of Dollars)
OPERATING REVENUES:
    Electric                                                     $266    $270
    Gas                                                            86      88
    Transit                                                         1       -
--------------------------------------------------------------------------------
        Total Operating Revenues                                  353     358
--------------------------------------------------------------------------------
Operating Expenses:
    Fuel used in electric generation                               45      43
    Purchased power (including affiliated purchases)               28      26
    Gas purchased from affiliate  for resale                       49      49
    Other operation                                                53      56
    Maintenance                                                    17      18
    Depreciation and amortization                                  38      26
    Income taxes                                                   26      33
    Other taxes                                                    25      24
--------------------------------------------------------------------------------
        Total Operating Expenses                                  281     275
--------------------------------------------------------------------------------

OPERATING INCOME                                                   72      83
--------------------------------------------------------------------------------

OTHER INCOME:
Allowance for equity funds used during construction                 1       2
Other income                                                        1       -
--------------------------------------------------------------------------------
        Total Other Income                                          2       2
--------------------------------------------------------------------------------

INCOME BEFORE INTEREST CHARGES                                     74      85
--------------------------------------------------------------------------------

INTEREST CHARGES (CREDITS):
    Interest expense on long-term debt                             23      24
    Other interest expense                                          3       2
    Allowance for borrowed funds used during construction          (1)     (2)
--------------------------------------------------------------------------------
        Total Interest Charges, Net                                25      24
--------------------------------------------------------------------------------

INCOME BEFORE PREFERRED DIVIDEND REQUIREMENTS
    ON MANDATORILY REDEEMABLE PREFERRED SECURITIES                 49      61
PREFERRED DIVIDEND REQUIREMENT OF SCE&G - OBLIGATED MANDATORILY
    REDEEMABLE PREFERRED SECURITIES                                 1       1
--------------------------------------------------------------------------------

NET INCOME                                                         48      60
Preferred Stock Cash Dividends (At stated rates)                   (2)     (2)
--------------------------------------------------------------------------------
Earnings Available for Common Stock                                46      58
Retained Earnings at Beginning of Period                          491     438
Common Stock Cash Dividends Declared                              (36)    (37)
================================================================================
Retained Earnings at End of Period                               $501    $459
================================================================================

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended March 31, 1999 and 1998
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
-------------------------------------------------------------------- -----------
                                                             1999         1998
-------------------------------------------------------------------- -----------

                              (Millions of Dollars)
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                               $ 48          $ 60
   Adjustments to reconcile net income to net
    cash provided from operating activities:
       Depreciation and amortization                          38            26
       Amortization of nuclear fuel                            5             5
       Deferred income taxes, net                             22            20
       Pension asset                                          (7)           (1)
       Post retirement benefits                                3             3
       Allowance for funds used during construction           (2)           (4)
       Over (under) collections, fuel adjustment clauses       9            16
       Changes in certain current assets and liabilities:
           (Increase) decrease in receivables                 14             1
           (Increase) decrease in inventories                (15)           (5)
           Increase (decrease) in accounts payable           (12)           (9)
           Increase (decrease) in taxes accrued              (49)          (15)
       Other, net                                            (22)          (21)
-------------------------------------------------------------------- -----------
Net Cash Provided From Operating Activities                   32            76
-------------------------------------------------------------------- -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Utility property additions and construction expenditures,
    net of AFC                                               (48)          (46)
-------------------------------------------------------------------- -----------
Net Cash Used For Investing Activities                       (48)          (46)
-------------------------------------------------------------------- -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds:
      Issuance of First Mortgage Bonds                        99             -
  Dividend payments:
      Common stock                                           (36)         (56)
      Preferred stock                                         (2)          (2)
  Short-term borrowings, net                                 (48)          44
  Fuel and emission allowance financings, net                 13           (2)
-------------------------------------------------------------------- -----------
Net Cash Provided From (Used For) Financing Activities        26          (16)
-------------------------------------------------------------------- -----------

NET INCREASE IN CASH AND TEMPORARY CASH INVESTMENTS           10           14
CASH AND TEMPORARY CASH INVESTMENTS AT JANUARY 1              36            6
==================================================================== ===========
CASH AND TEMPORARY CASH INVESTMENTS AT MARCH 31             $ 46         $ 20
==================================================================== ===========

SUPPLEMENTAL CASH FLOW INFORMATION:
    Cash paid for - Interest (includes capitalized interest
                     of $1 for 1999 and $2 for 1998)        $ 21         $ 21
                           - Income taxes                      4          (20)

See Notes to Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1998. These are interim financial statements, and the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 1999, approximately $195 million and $69 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $123 million and $51 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $43 million and $27 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $12 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

       B.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 1999 presentation.

2.     RATE MATTERS

       On December 11, 1998, the PSC issued an order requiring the Company to reduce retail electric rates on a prospective basis. The PSC acted in response to the Company reporting that it earned a 13.04 percent return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded the Company's authorized return of 12 percent by 1.04 percent, or $22.7 million, primarily as a result of record heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if the Company experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, the Company filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied the Company's motion for reconsideration, ruled that no further rate action was required, and reaffirmed the Company's return on equity of 12 percent. The rate reductions were placed into effect with the first billing cycle of January 1999.

3.  RETAINED EARNINGS:

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 1999, approximately $26.0 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

4.   CONTINGENCIES:

       With respect to commitments at March 31, 1999, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.
       Contingencies at March 31, 1999 are as follows:

       A. Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.7 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of the V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2002. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.8 million at March 31, 1999. The deferral includes the estimated costs associated with the following matters.

     o In September 1992, the EPA notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants, properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) have negotiated an administrative order by consent for the conduct of a Remedial
          Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998, the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two will include excavation and installation of several permanent barriers to mitigate coal tar seepage. Phase Two began in November 1998, and is expected to cost approximately
28

       $2.2 million. On September 30, 1998 a Record of Decision was issued which sets forth EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between the Company and the EPA.

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

     o The Company owns three other decommissioned manufactured gas plant sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion and a covenant not to sue. The
          Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

5.       SEGMENT OF BUSINESS INFORMATION:



The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Assets for the period did not change significantly.

               Disclosure and Reconciliation of Reportable Segments
                                   (unaudited)

                            Three Months Ended            Three Months Ended
                              March 31, 1999               March 31, 1998
--------------------------------------------------------------------- ----------

                       Operating External Affiliate Operating External Affiliate
                         Income  Revenue  Revenue    Income   Revenue  Revenue
                                                 (Millions of Dollars)

Electric Operations        $60     $266       $44        $69     $269       $42
Gas Distribution            14       86          -        16       88         -
--------------------------------------------------------------------------------
Total Reportable Segments  74      $352       $44         85     $357       $42
                                   ====       ===                ====       ===
Elimination of Affiliates   (1)                           (1)
Non-reportable Segments     (1)                           (1)
--------------------------------------------------------------------------------
Consolidated Totals        $72                                    $83
                           ===                                    ===

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G's Annual Report on Form 10-K for the year ended December 31, 1998.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including the pace of deregulation of retail natural gas and electricity markets in the United States, (3) changes in the economy, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities, (8) the results of financing efforts, (9) changes in SCE&G's accounting policies, (10) weather conditions in areas served by SCE&G, (11) inflation, (12) exposure to environmental issues and liabilities,
(13) changes in environmental regulation, (14) unsuccessful correction of any material Year 2000 problem or, alternatively, unsuccessful implementation of a contingency plan by SCE&G and any critical third party suppliers and (15) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the SEC. SCE&G disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1998

LIQUIDITY AND CAPITAL RESOURCES

       On December 11, 1998, the South Carolina Public Service Commission (PSC) issued an order requiring SCE&G to reduce retail electric rates on a prospective basis. The PSC acted in response to SCE&G reporting that it earned a 13.04% return on common equity for its retail electric operations for the twelve months ended September 30, 1998. This return on common equity exceeded SCE&G's authorized return of 12.0% by 1.04%, or $22.7 million, primarily as a result of record-breaking heat experienced during the summer. The order required prospective rate reductions on a per kilowatt-hour basis, based on actual retail sales for the twelve months ended September 30, 1998. This action will reduce future reported return on common equity to the PSC-authorized level if SCE&G experiences the same weather effect and other business results as that of the twelve months ended September 30, 1998. On December 21, 1998, SCE&G filed a motion for reconsideration with the PSC. On January 12, 1999, the PSC denied SCE&G's motion for reconsideration and reaffirmed SCE&G's return on equity of 12.0%. The rate reductions were placed into effect with the first billing cycle of January 1999.

        The following table summarizes how SCE&G generated funds for its utility property additions and construction expenditures during the three months ended March 31, 1999 and 1998:

Three Months Ended March 31,                           1999     1998
-----------------------------------------------------------------------------
                                                       (Millions of Dollars)

Net cash provided for operating activities             $32       $76
Net cash provided from (used for) financing
  activities                                            26       (16)
Cash and temporary cash investments available
  at the beginning of the period                        36         6
----------------------------------------------------------------------------
Net cash available for utility property additions
  and construction expenditures                        $94       $66
============================================================================
Funds used for utility property additions and
 construction expenditures, net of noncash
 allowance for funds used during construction          $48       $ 46
============================================================================

        On March 9, 1999, SCE&G issued $100 million of First Mortgage Bonds having an annual interest rate of 6 1/8% and maturing on March 1, 2009. These funds were used to reduce short-term debt.

        SCE&G anticipates that the remainder of its 1998 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The timing and amount of such financings will depend upon market conditions and other factors. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended March 31, 1999 was 4.21.

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

        In 1997, SCANA Corporation (SCANA), SCE&G's parent company, established a Corporate Year 2000 Project Office (Project Office) to direct Year 2000 efforts for itself and each of its subsidiaries, including SCE&G. A Steering Committee was formed to direct the efforts of the Project Office. The Steering Committee reports to the senior officers of SCANA and its board of directors. It is chaired by SCANA's chief financial officer, and is comprised of officers representing all operational areas. The Project Office is staffed by nine full time project managers and extensive support personnel. The Project Office is responsible for addressing Year 2000 issues and coordinating the required assessment and remediation efforts.

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

        Detailed project plans exist for each of the Year 2000 projects. These project plans, work schedules and resource requirements are reviewed weekly by the project managers and monthly by the Steering Committee. The Year 2000 projects, which will address SCE&G's critical systems and business relationships, are appropriately staffed and are currently on schedule to be completed by July 1999. As reported to the North American Electric Reliability Council (NERC) in March 1999, SCE&G was 100% complete with inventory tasks, 78% complete with detailed assessment tasks and 70% complete with remediation tasks.

        The Information Technology Project Team has completed the assessment and initial code remediation for all application software. Many of the applications have been tested in an isolated Year 2000 testing environment and the rest continue to be tested according to the project schedule. Independent vendor verifications of remediated code for selected applications are planned for the second quarter of 1999. The assessment of the technical infrastructure and desktop computing environment is complete and required remediation is in process. Testing of all network equipment is in process. An Information Technology Audit Review Committee has been established to review all assessments for mission critical applications and technical infrastructure items. The
Information  Technology  Project was  approximately  65% complete  through March
1999.

        The Embedded Systems Project Team, which includes approximately 20 engineers with prior experience with microprocessors, was formed and detailed assessment, remediation and testing procedures were developed. This team is currently working closely with each of SCE&G's business units to complete the assessments of critical systems and equipment based on the corporate prioritization process. An Embedded Systems Audit Review Committee continues to review all assessments for critical systems. As assessments are completed, any required remediation efforts are evaluated and implemented. Independent vendor verifications for selected completed assessments were completed during the first quarter of 1999 and confirmed SCE&G's previous conclusions. The Embedded Systems Project was approximately 75% complete through March 1999.

        The Procedures and External Interfaces Project Team has developed written documentation and procedures for Year 2000 compliance definition, document control, inventory, prioritization, assessment, remediation, change control, business continuity planning, and vendor, customer and supplier communications. This team is coordinating communications with all significant vendors and suppliers in an attempt to determine the extent to which SCE&G may be vulnerable to their failure to remediate their own Year 2000 issues. SCE&G has completed an initial survey of vendors and is currently evaluating the responses to the survey and conducting additional inquiries where necessary. SCE&G is also in the process of evaluating critical third party service providers to ascertain their Year 2000 readiness. The Company has developed communications materials explaining its year 2000 efforts and is continuing communications with significant customers and external groups, including the South Carolina Public Service Commission. The Procedures and External Interfaces Project was approximately 60% complete through March 1999.

        SCE&G's   projected  total  cost  of  its  Year  2000  efforts  and  the anticipated timing and breakdown of these expenditures is a follows:

----------------------------------------------------------------------------
                    Internal        Out of Pocket          Total
----------------------------------------------------------------------------
Project To Date        $ 2               $ 8               $ 10
1999                     3                 6                 9
                         -                 -                 -
Total                  $ 5              $ 14                $19
----------------------------------------------------------------------------

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

        A failure to correct a material Year 2000 problem by SCE&G or by a critical third party supplier could result in an interruption in, or a failure of SCE&G's ability to provide energy services. At this time, SCE&G believes its most reasonably likely worst case scenario is that Year 2000 failures could lead to temporarily reduced generating capacity on SCE&G's electrical grid, temporary intermittent interruptions in communications and temporary intermittent interruptions in gas supply from interstate suppliers or producers. A Year 2000 problem of this nature could result in temporary interruptions in electric or gas service to our customers. SCE&G has no historical experience with interruptions caused by this scenario. However, these temporary interruptions in service, if any, might be similar to weather-related outages that SCE&G encounters from time to time in its business today. Although SCE&G does not believe that this scenario will occur, SCE&G is enhancing existing contingency plans to ensure preparedness and to mitigate the long term effect of such a scenario. Since the expected impact of this scenario on SCE&G's operations, cash flow and financial position cannot be determined, there is no assurance that it would not be material.

        SCE&G has established eight business continuity planning task groups to develop Year 2000 business continuity plans. These task groups have developed initial draft plans to cover SCE&G's Corporate Operations, Customer Service Operations, Electric Generation, Transmission and Distribution Operations, Gas Delivery Operations, Telecommunications and Emergency Preparedness, Information Technology and Procurement. Detailed contingency plans that were already in place to cover weather-related outages, computer failures and generation outages were used and/or referenced as the basis for the initial draft Year 2000 business continuity plans. The initial draft plans are continuing to be enhanced, and where necessary, new plans are being developed to include mitigation strategies and emergency response action plans to address potential Year 2000 scenarios and critical system failures. The final plans will also include mitigation strategies to address reliance on critical suppliers.

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

        On April 9, 1999, SCE&G participated in the first of two NERC required contingency planning drills that are intended to test backup communications systems and the Company's ability to operate the electric grid with manually read data instead of computerized systems. SCE&G's gas distribution operations also participated in the drill. The drills were successful and no major problems with the Company's backup procedures were found.

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

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 1999
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 1998

Earnings and Dividends

           Net income for the three months ended March 31, 1999 decreased approximately $11.7 million when compared to the corresponding periods in 1998. Lower electric margins and the impact of a rate reduction were only partially offset by reduced other operation and maintenance expenses. In addition, net income for the three months ended March 31, 1998 include a one-time, after-tax reduction to depreciation expense of approximately $5.5 million related to a change in depreciation rates retroactive to February 1996. This change in depreciation rates resulted from the reversal of a $257 million shift of depreciation reserves from electric transmission and distribution assets to nuclear production assets, previously approved in a PSC rate order in January 1996.

           Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3% and 4% of income before income taxes for the three months ended March 31, 1999 and 1998, respectively.

           SCE&G's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

-------------------- ----------------- ----------------- -----------------
Declaration          Dividend          Quarter           Payment
Date                 Amount            Ended             Date
-------------------- ----------------- ----------------- -----------------
February 17, 1999    $35.8 million     March 31, 1999    April 1, 1999
April 22, 1999       $35.8 million     June 30, 1999     July 1, 1999
-------------------- ----------------- ----------------- -----------------

Electric Operations

           Electric  operations  sales  margins  (including   transactions  with
affiliates) for the three months ended March 31, 1999 and 1998 were as follows:

Three Months Ended March 31,       1999         1998     Change      % Change
--------------------------------------------------------------------------------
                                   (Million of Dollars)

Electric operating revenue        $309.8       $311.6      $(1.8)      (0.6%)
Less:  Fuel used in generation      87.3         84.0      3.3        3.9%
           Purchased power          28.1         26.3      1.8        6.8%
--------------------------------------------------------------------------------
Margin                            $194.4       $201.3     $(6.9)       (3.4%)
================================================================================

           The electric operations sales margin decreased for the three months ended March 31, 1999 when compared to the corresponding period in 1998 primarily as a result of milder weather in the first quarter of 1999 and implementation in January 1999 of a $22.7 million annual rate reduction ordered by the South Carolina Public Service Commission. See LIQUIDITY AND CAPITAL RESOURCES.

Gas Distribution

           Gas distribution sales margins for the three months ended March 31, 1999 and 1998 were as follows:

Three Months Ended March 31,       1999         1998       Change    % Change
--------------------------------------------------------------------------------
                                   (Million of Dollars)

Gas operating revenue             $86.1        $88.2       $(2.1)     (2.3%)
Less:  Gas purchased for resale    49.1         48.9         0.2       0.3%
--------------------------------------------------------------------------------
Margin                            $37.0        $39.3       $(2.3)     (5.6%)
================================================================================

     The gas distribution sales margin for the three months ended March 31, 1999 decreased from 1998 levels primarily as a result of increased competitiveness of alternative fuels and milder weather.

 Other Operating Expenses

     Changes in other operating expenses, including taxes, for the three months ended March 31, 1999 when compared to the corresponding periods in 1998, were as follows:

Three Months Ended March 31,     1999      1998       Change     % Change
-------------------------------------------------------------------------------
                                (Million of Dollars)

Other operation and maintenance $ 70.2    $ 73.9       $(3.7)      (5.0%)
Depreciation and amortization     38.2      26.2        12.0       45.8%
Income taxes                      26.1      33.5        (7.4)     (22.1%)
Other taxes                       24.6      23.5         1.1        4.7%
-------------------------------------------------------------------------------
Margin                          $159.1    $157.1       $ 2.0        1.3%
===============================================================================

     Other operation and maintenance expenses for the three months ended March 31, 1999 decreased from 1998 levels primarily as a result of decreased maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses for the three months ended March 31, 1999 reflects the non-recurring adjustment to depreciation expense discussed under "Earnings and Dividends." The change in income tax expense primarily reflects the change in operating income. The increase in other taxes for the period primarily results from increases in property taxes.

Other Income

     Other income, net of income taxes, for the three months ended March 31, 1999 increased approximately $0.8 million and is not material.


Item 3.    Quantitative and Qualitative Disclosure About Market Risk

     All financial instruments held by SCE&G described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.



                           March 31, 1999
                                                                    Expected Maturity Date
                      -------------- ------------------ ------------------------------- --------- --------------------
                                                            (Millions of Dollars)
                                                                                     There-                   Fair
Liabilities              1999          2000       2001        2002        2003       After       Total       Value
                      -------------- --------- ----------- ----------- ----------- ----------- ----------- -----------

Long-Term Debt
Fixed Rate ($)           29.1         188.6       22.6        22.6       124.5      1,043.4     1,437.1     1,456.4
Average Interest Rate    6.56           5.89      6.72        6.72         7.56         7.55        7.28

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Note 5 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceeding see Note 2 "Rate Matters, " appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 1998, and Note 4 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Items 2, 3, 4 and 5 are not applicable for SCANA Corporation or South Carolina Electric & Gas Company.


Item 6.    Exhibits and Reports  on Form 8-K

         SCANA Corporation and South Carolina Electric & Gas Company:

         A.  Exhibits

                Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

         B. Reports on Form 8-K during the first quarter 1999 were as follows:

         SCANA filed a current report on Form 8-K:
         Date of report:   February 16, 1999
         Items reported:  Item 5 and Item 7

         SCE&G filed a current report on Form 8-K:
         Date of report:  February 16, 1999
         Items reported:  Item 5 and Item 7

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SCANA CORPORATION
                                         (Registrant)




May 14 , 1999                   By: s/K. B. Marsh
                                   -------------------
                                    K. B. Marsh,Senior Vice President -Finance,
                                    Chief Financial Officer and Controller
                                    (Principal financial officer)

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                      (Registrant)




May 14,  1999                 By:    s/Jimmy E. Addison
                                     Jimmy E. Addison
                                     Vice President and Controller
                                    (Principal accounting officer)

                                  EXHIBIT INDEX

       Applicable to
       Form 10-Q of
Exhibit
No.  SCANA SCE&G Description

 2.01   X     X  Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among Public
                 Service Company of North Carolina, Incorporated, SCANA
                 Corporation , New Sub I, Inc. and New Sub II, Inc. (Filed as
                 Exhibit 2.1 to SCANA Form S-4 on May 11, 1999)

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

3.09          X  Articles of Amendment of SCE&G, dated March 31, 1995 (Filed as
                 Exhibit 3-G to Form 10-Q for the quarter ended March 31, 1995, File No. 1-3375)

3.10          X  Articles of Correction of SCE&G - Amendment to Statement filed
                 March 31, 1995, dated December 12, 1995 (Filed as Exhibit 3-H to Form 10-K for the year ended December 31, 1995, Filed No. 1-3375)

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

3.12          X  Articles of Amendment of SCE&G, dated February 18, 1997 (Filed as Exhibit 3-L to Registration Statement No. 333-24919)

3.13          X  Articles of Amendment of SCE&G, dated February 21, 1997 (Filed as Exhibit 3-L to Form 10-Q for the quarter ended
                 March 31, 1997)

3.14          X  Articles of Amendment of SCE&G, dated April 22, 1997 (Filed as
                 Exhibit 3-M to Form 10-Q for the quarter ended June 30, 1997)

3.15          X  Articles of Amendment of SCE&G, dated April 9, 1998 (Filed herewith on page 43)

3.16    X        By-Laws of SCANA as revised and amended on December 17, 1997
                 (Filed as Exhibit 3-C to Form 10-K for the year ended
                 December 31, 1997)

       Applicable to
       Form 10-Q of
Exhibit
No.  SCANA SCE&G Description

3.17      X      By-Laws of SCE&G as revised and amended on  December 17, 1997
                 (Filed as Exhibit 3-J to Form 10-K for the year ended
                  December 31, 1997)


4.01  X          Articles of Exchange of South Carolina Electric and Gas Company
                 and SCANA Corporation (Filed as Exhibit 4-A to Post-Effective
                 Amendment No. 1 to Registration Statement No. 2-90438)

4.02  X          Indenture dated as of November 1, 1989 to The Bank of New York,
                 Trustee (Filed as Exhibit 4-A to Registration Statement No.
                 33-32107)

4.03  X   X      Indenture dated as of January 1, 1945, from the South Carolina
                 Power Company (the "Power Company") to Central Hanover Bank and
                 Trust Company, as Trustee, as supplemented by three
                 Supplemental Indentures dated respectively as of May 1, 1946,
                 May 1, 1947 and July 1, 1949 (Filed as Exhibit 2-B to
                 Registration Statement No. 2-26459)

4.04  X   X      Fourth Supplemental Indenture dated as of April 1, 1950, to
                 Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture (Filed as Exhibit 2-C to Registration
                 Statement No. 2-26459)

4.05  X   X      Fifth through Fifty-second Supplemental Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements and 1934 Act reports whose file numbers are set forth below:

                December 1, 1950   Exhibit 2-D     to Registration No. 2-26459
                July 1, 1951       Exhibit 2-E     to Registration No. 2-26459
                June 1, 1953       Exhibit 2-F     to Registration No. 2-26459
                June 1, 1955       Exhibit 2-G     to Registration No. 2-26459
                November 1, 1957   Exhibit 2-H     to Registration No. 2-26459
                September 1, 1958  Exhibit 2-I     to Registration No. 2-26489
                September 1, 1960  Exhibit 2-J     to Registration No. 2-26459
                June 1, 1961       Exhibit 2-K     to Registration No. 2-26459
                December 1, 1965   Exhibit 2-L     to Registration No. 2-26459
                June 1, 1966       Exhibit 2-M     to Registration No. 2-26459
                June 1, 1967       Exhibit 2-N     to Registration No. 2-29693
                September 1, 1968  Exhibit 4-O     to Registration No. 2-31569
                June 1, 1969       Exhibit 4-C     to Registration No. 33-38580
                December 1, 1969   Exhibit 4-O     to Registration No. 2-35388
                June 1, 1970       Exhibit 4-R     to Registration No. 2-37363
                March 1, 1971      Exhibit 2-B-17  to Registration No. 2-40324
                January 1, 1972    Exhibit 2-B     to Registration No. 33-38580
                July 1, 1974       Exhibit 2-A-19  to Registration No. 2-51291
                May 1, 1975        Exhibit 4-C     to Registration No. 33-38580
                July 1, 1975       Exhibit 2-B-21  to Registration No. 2-53908
                February 1, 1976   Exhibit 2-B-22  to Registration No. 2-55304
                December 1, 1976   Exhibit 2-B-23  to Registration No. 2-57936
                March 1, 1977      Exhibit 2-B-24  to Registration No. 2-58662
40

    Applicable to
     Form 10-Q of
Exhibit
No. SCANA SCE&G Description


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

4.06  X   X   Fifty-Third Supplemental Indenture, dated May 1, 1999, to
              Indenture referred to in Exhibit 4.03 (Filed herewith on page 45)

4.07  X   X   Indenture dated as of April 1, 1993 from South Carolina Electric
              & Gas Company to NationsBank of Georgia, National Association
              (Filed as Exhibit 4.07 to Registration Statement No. 33-49421)

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

4.10  X   X   Trust Agreement for SCE&G Trust I (Filed as Exhibit 4-G to SCE&G
              Form 10-K for the year ended December 31, 1997)

4.11  X   X   Certificate of Trust for SCE&G Trust I (Filed as  Exhibit 4-H to
              SCE&G Form 10-K for the year ended December 31, 1997)

4.12  X   X   Junior Subordinated Indenture for SCE&G Trust I (Filed as Exhibit
              4-I to SCE&G Form 10-K for the year ended December 31, 1997)

4.13  X   X   Guarantee Agreement for SCE&G Trust I (Filed as Exhibit 4-J to
              SCE&G Form 10-K for the year ended December 31, 1997)

    Applicable to
     Form 10-Q of
Exhibit
No.  SCANA SCE&G  Description
4.14    X   X    Amended and Restated Trust Agreement for SCE&G Trust I (Filed
                 as Exhibit 4-K to SCE&G Form 10-K for the year ended December
                 31, 1997)

10.01   X        SCANA Voluntary Deferral Plan as amended through October 21,
                 1997 (Filed as Exhibit 10.01 to SCANA Form 10-K for the year ended December 31, 1998)

10.02   X   X    Supplemental Executive Retirement Plan (Filed as Exhibit 10-A
                 to SCE&G Form 10-K for the year ended December 31, 1997)


10.03   X        SCANA Supplementary Voluntary Deferral Plan as amended and restated through October 21, 1997 (Filed as Exhibit 10-B to
                 SCANA Form 10-K for the year ended  December 31, 1997)

10.04   X        SCANA Key Executive Severance Benefits Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit
                 10-C to SCANA Form 10-K for the year ended December 31, 1997)

10.05   X        SCANA Supplementary Key Executive Severance Benefit Plan as
                 amended and restated effective October 21, 1997 (Filed as Exhibit 10.06 to SCANA Form 10-K for the year ended December
                 31, 1998)

10.06   X        SCANA Performance Share Plan as amended and restated effective
                 January 1, 1998 (Filed as Exhibit 10.07 to SCANA Form 10-K for the year ended December 31, 1998)

10.07   X        SCANA Key Employee Retention Plan as amended and restated
                 effective as of October 21, 1997 (Filed as Exhibit 10-E to
                 SCANA Form 10-K for the year ended December 31, 1997)

10.08   X        Description of SCANA Whole Life Option (Filed as Exhibit 10-F
                 to SCANA Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.9             X  Description  of  SCANA  Corporation   Annual
                 Incentive  Plan (Filed as Exhibit 10-G to SCANA
                 Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

27.01   X        Financial Data Schedule (Filed herewith)

27.02       X    Financial Data Schedule (Filed herewith)



42