Form 10-Q/A
period 1999-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 1999-05-17
CIK 754737, 91882

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




                                        SCANA CORPORATION
                                         (Registrant)




May 17, 1999                   By: s/K. B. Marsh
                                   -------------------
                                    K. B. Marsh,Senior Vice President -Finance,
                                    Chief Financial Officer and Controller
                                    (Principal financial officer)

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



                           SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                      (Registrant)




May 17,  1999                 By:    s/Jimmy E. Addison
                                     Jimmy E. Addison
                                     Vice President and Controller
                                    (Principal accounting officer)

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