Form 10-K/A
period 1999-12-31
SCANA CORP
filed 2000-04-24
CIK 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, DC  20549



                                 FORM 10-K/A

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 1999

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

                                   None
                             (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2,487,726,284 at February 29, 2000, based on a price of $23.8125. The total number of shares outstanding at February 29, 2000 was 104,730,049.

DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of the Registrant's 2000 Proxy Statement, dated March 17, 2000, in connection with its 2000 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.




     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 1999, as set forth in the pages attached hereto:


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


                                 PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                 TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                 STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 1999 and 1998

    *Consolidated Statements of Income and Retained Earnings for the years ended December 31, 1999, 1998 and 1997

    *Consolidated Statements of Cash Flows for the years ended December 31,
     1999, 1998 and 1997

    *Consolidated Statements of Capitalization as of December 31, 1999 and 1998

    *Consolidated  Statements  of Changes in Common  Equity for the years  ended
     December 31, 1999, 1998 and 1997.

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

    (1)  Financial Statements and Schedules:

              See above for amended Table of Contents of Consolidated Financial Statements and Supplementary Financial Data of the Company's Annual Report on Form 10-K.

    (2) Exhibits:

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

(b) Reports on Form 8-K during the fourth quarter of 1999 were as follows:

              None



    * Previously filed with Form 10-K.
   ** Filed herein.

TO PARTICIPATING EMPLOYEES:


For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended December 31, 1999, 1998 and 1997, together with related Notes and Independent Auditors' Report.




s/K. B. Marsh
K. B. Marsh
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee



                       INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the accompanying Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 1999 and 1998, and the related Statements of Changes in Participants' Equity for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Plan's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by the Plan's Management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 1999 and 1998 and the changes in participants' equity for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment purposes as of December 31, 1999 and (2) reportable transactions for the year ended December 31, 1999 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's Management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 1999 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
March 13, 2000



                              SCANA CORPORATION
                          STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                        As of December 31, 1999 and 1998
                            (Thousands of Dollars)




                                                    ACQUIRED WITH          ACQUIRED WITH
                                                      EMPLOYEE                COMPANY
                                                    CONTRIBUTIONS          CONTRIBUTIONS
                                                SCANA     MONEY    U.S.       SCANA
                                     TOTAL      COMMON    MARKET   SAVINGS    COMMON
    December 31, 1999                PLAN       STOCK     FUND     BONDS      STOCK
   -------------------             ---------------------------------------------------
Assets:
Investments in Securities:
 SCANA Corporation - 9,678,078
  shares of common stock - at
  market value (cost - $222,309)
  (Note 1) ......................  $260,098    $138,855   $ -       $ -     $121,243
 Evergreen Select Treasury........      295        -       295        -         -
 United States Savings Bonds -
  Series E & EE - at cost........        72        -        -        72         -
                                   -----------------------------------------------------
    Total Investments in
     Securities..................   260,465     138,855    295       72      121,243
Loans to Participants
 (Note 2)........................    13,435      13,434      1        -         -
Receivable from SCANA
 Corporation - Dividends.........     1,816         981      -        -          835
                                   ----------------------------------------------------
       TOTAL ASSETS..............  $275,716    $153,270   $296      $72     $122,078
                                   ====================================================

PARTICIPANTS' EQUITY (Note 4)....  $275,716    $153,270   $296      $72     $122,078
                                  ====================================================


                                                 ACQUIRED WITH    ACQUIRED WITH
                                                    EMPLOYEE         COMPANY
                                                 CONTRIBUTIONS    CONTRIBUTIONS
                                               SCANA      U.S.       SCANA
                                     TOTAL     COMMON     SAVINGS    COMMON
     December 31, 1998               PLAN      STOCK      BONDS      STOCK
     -----------------             -----------------------------------------

Assets:
Investments in Securities:
 SCANA  Corporation - 8,943,402 shares of common stock - at market value (cost -
  $201,160)
  (Note 1).......................  $288,425    $148,079      $ -      $140,346
 United States Savings Bonds -
  Series E & EE - at cost........       283        -          283         -
                                   --------------------------------------------
    Total Investments in
     Securities..................   288,708     148,079       283      140,346
Loans to Participants
 (Note 2)........................    16,213      16,213        -          -
Receivable from SCANA
 Corporation - Dividends.........     3,419       1,753        -         1,666
                                   --------------------------------------------
       TOTAL ASSETS..............  $308,340    $166,045      $283     $142,012
                                   ============================================

PARTICIPANTS' EQUITY (Note 4)....  $308,340    $166,045      $283     $142,012
                                   ============================================



See Notes to Financial Statements.








                                 SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN

                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 1999, 1998 and 1997
                              (Thousands of Dollars)

                                                   ACQUIRED WITH         ACQUIRED WITH
                                                      EMPLOYEE              COMPANY
                                                   CONTRIBUTIONS         CONTRIBUTIONS
                                               SCANA     MONEY    U.S.       SCANA
        Year Ended                   TOTAL     COMMON    MARKET   SAVINGS    COMMON
     December 31, 1999               PLAN      STOCK     FUND     BONDS      STOCK
Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 12,476    $ 6,978   $  2     $  -       $ 5,496
Transfers from SCANA Stock to
 Money Market Fund................     -           (67)    67        -          -
Contributions (Note 2):
 Company and Participating
  Subsidiaries....................   10,127       -        -         -        10,127
 Participating Employees..........   12,103     11,857    246        -          -
                                   ---------------------------------------------------
      Total.......................   34,706     18,768    315        -        15,623

Distributions to Participants.....   20,131      7,696     19       211       12,205
Net Depreciation in Market
  Value of Common Stock of
  SCANA Corporation (Note 3)......  (47,199)   (23,847)    -         -       (23,352)
                                   --------------------------------------------------
Net Decrease in
 Participants' Equity.............  (32,624)   (12,775)    -       (211)     (19,934)


Participants' Equity, Beginning
 of Year..........................  308,340    166,045     -        283      142,012
                                   --------------------------------------------------
Participants' Equity,
 End of Year (Note 4)............. $275,716   $153,270   $296      $ 72     $122,078
                                   =================================================


                                                   ACQUIRED WITH     ACQUIRED WITH
                                                      EMPLOYEE           COMPANY
                                                   CONTRIBUTIONS      CONTRIBUTIONS
                                                  SCANA      U.S.          SCANA
        Year Ended                   TOTAL        COMMON     SAVINGS       COMMON
     December 31, 1998               PLAN         STOCK      BONDS         STOCK

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 14,651     $  7,951     $  -        $  6,700
Net Appreciation in Market
 Value of Common Stock
 of SCANA Corporation (Note 3)....   19,611        9,991        -           9,620
Contributions (Note 2):
 Company and Participating
  Subsidiaries....................    9,478         -           -           9,478
 Participating Employees..........   10,580       10,580        -             -
                                   -----------------------------------------------
      Total.......................   54,320       28,522        -          25,798

Distributions to Participants.....   29,914       11,338       11          18,565
                                   -----------------------------------------------
Net Increase (Decrease)
 in Participants' Equity..........   24,406       17,184      (11)          7,233
Participants' Equity, Beginning
 of Year..........................  283,934      148,861      294         134,779
                                   -----------------------------------------------
Participants' Equity,
 End of Year (Note 4)............. $308,340     $166,045     $283        $142,012
                                   ===============================================






                                               ACQUIRED WITH      ACQUIRED WITH
                                                  EMPLOYEE            COMPANY
                                               CONTRIBUTIONS      CONTRIBUTIONS
                                                SCANA    U.S.          SCANA
        Year Ended                   TOTAL      COMMON   SAVINGS       COMMON
     December 31, 1997               PLAN       STOCK    BONDS         STOCK
     -----------------               -------------------------------------------

Investment Income - Dividends
 on Common Stock of SCANA
 Corporation and Other............ $ 14,245     $  7,512     $  -      $  6,733
Net Appreciation in Market Value
 of Common Stock of SCANA
 Corporation (Note 3)                27,855       13,931        -        13,924
Contributions (Note 2):
 Company and Participating
  Subsidiaries....................    8,855         -           -         8,855
 Participating Employees..........    9,729        9,729        -          -
                                   ---------------------------------------------
      Total.......................   60,684       31,172        -        29,512

Distributions to Participants.....   24,366       10,109       26        14,231
                                   ---------------------------------------------
Net Increase (Decrease) in
 Participants' Equity.............   36,318       21,063      (26)       15,281
Participants' Equity, Beginning
 of Year..........................  247,616      127,798      320       119,498
                                   ---------------------------------------------
Participants' Equity,
 End of Year (Note 4)............. $283,934     $148,861     $294      $134,779
                                   =============================================


See Notes to Financial Statements.




                              SCANA CORPORATION
                         STOCK PURCHASE-SAVINGS PLAN

                        NOTES TO FINANCIAL STATEMENTS


1.  Significant Accounting Policies:

     Basis of Accounting

     The accompanying financial statements have been prepared on the accrual basis of accounting.

     Investments

     Common stock investments in the accompanying financial statements are stated at market value. Money market funds and savings bonds are stated at cost, which approximates fair value. Loans to participants are stated at cost plus accrued interest which approximates fair value.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, and changes therein, and disclosure of contingent assets and liabilities. Actual results could differ from those estimates.

2.  Plan Information:

    The following description of the Stock Purchase-Savings Plan (Plan) provides only general information. Participants should refer to the plan agreement for a complete description of the Plan's provisions. Costs of administering the Plan are paid by the Plan sponsor, SCANA Corporation (Company).

    The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. To be eligible to participate in the plan, an employee must be receiving eligible earnings from the Company and/or participating subsidiaries, or would be receiving eligible earnings except for a leave of absence authorized by the Company under the established personnel practices and has attained the age of 18. Also, there is no time of service requirements. The Company and participating subsidiaries match employee contributions made through payroll deductions of up to 6% of eligible earnings. Employees may contribute up to an additional 9% of eligible earnings which are not matched by the Company's and participating subsidiaries' contributions. Employee contributions are invested in common stock of the Company or, prior to November 1, 1988, such contributions could, as an alternative, have been invested in United States Savings Bonds. Effective January 1, 1999, the Plan was amended to include the Evergreen Select Treasury Money Market Fund (managed by First Capital Group of First Union
Bank)as an additional investment option for Participant contributions only. This fund invests in short-term U. S. Treasury obligations and repurchase agreements backed by U. S. Treasury obligations. The Company's and participating subsidiaries' contributions are invested only in shares of common stock of the Company. Company and participating subsidiaries' contributions are fully and immediately vested.

         The Plan was amended effective December 1, 1999 to add an employee stock ownership plan feature. Thus, the Plan consists of two portions beginning December 1, 1999. The first portion is a profit sharing plan intended to qualify under Code Sections 401(a), 401(k) and 401(m). The second portion (the assets of which are invested in the Common Stock Fund) is both a stock bonus plan and an employee stock ownership plan intended to qualify under Code Sections 401(a) and 4975(e) (7), respectively, and as such is designed to invest primarily in qualifying employer securities of SCANA Corporation. As a result, effective January 1, 2000, dividends payable on SCANA Corporation Common Stock allocated to the employee stock ownership plan feature will be distributed to Plan participants. Alternatively, participants who are actively employed by SCANA Corporation, its subsidiaries or related companies, can elect on an annual basis not to receive a distribution of dividends payable from the Plan. For those participants who do not make an annual election and those participants who are not on a payroll of SCANA Corporation, all dividends on SCANA Corporation Common Stock will be distributed as soon as practical after they are paid to the Plan.

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

     The Plan, as amended, allows Participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, have been subject to Tax Deferred contribution limitations of 6% or less of eligible earnings. Regular Savings amounts are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings amounts are exempt from such withholding. The Plan allows for the acceptance of "Direct Rollovers" from other qualified retirement plans and conduit IRA's. Rollover amounts can be invested in SCANA Common Stock or the money market fund. Participants may request a distribution in the form of whole shares or cash for all securities and earnings credited to their Regular Savings and Rollover accounts (cash is distributed for fractional shares).

         Participants may not request a distribution from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

     Participants may request a loan from their Tax Deferred and Regular Savings and Rollover accounts. Loans are made available based on the asset value in a Participant's accounts at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing Participant. Effective September 1999, the interest rate on a loan is determined by using an average of the prime rate and a 60 month 100% secured share interest rate from the Utilities Employee Credit Union. The Participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except a loan used to acquire the principal residence of the Participant may be extended to a maximum of ten years. All payments of the loan, including interest, are used to repurchase shares of SCANA Common Stock and/or money market funds on behalf of the Participant. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or will be converted to taxable income on the distribution to the Participant or the Participant's beneficiary. If the terminating Participant elects to delay distribution (permissible when the present value of the Participant's vested accrued benefit exceeds $5,000), an unpaid loan balance may be converted to taxable income prior to the distribution of assets to the Participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

     Although Participants immediately vest in contributions from the Company and participating subsidiaries, they may request a distribution of only such contributions which have been in existence for two years following the close of the Plan year during which they were made, even if they elected to contribute on a tax deferred basis. If the Participant has participated in the Plan for at least five years, all Company contributions are eligible for distribution.

     Distributions due to the death of the Participant will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the Participant.

        The Plan has obtained its latest determination letter dated November 1995, in which the Internal Revenue Service ("IRS") stated that the Plan as then designed was in compliance with Section 401(a) of the Internal Revenue Code ("IRC") and, as such, is exempt from federal income taxes under Section 501(a). The plan administrator believes that the Plan, as amended, is currently designed and being operated in compliance with the applicable requirements of IRC. In accordance with Section 401(a) of the Internal Revenue Code, Participants are not taxed on the income earned or Company contributions made until such time as the employees or their beneficiaries receive distributions from the Plan.

     The Plan's assets, which consist principally of Company common stock, are held by First Union National Bank of South Carolina as the Plan's Trustee (Trustee) pursuant to a Trust Agreement executed on December 16, 1991 and amended as of January 1, 1999. Company contributions are held and managed by the Trustee, which invests cash received, interest and dividend income and makes distributions to Participants. Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the Trustee's fees are paid directly by the Company.

         Although it has not expressed any intent to do so, the Company and participating subsidiaries have the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of ERISA.

3.       Appreciation (Depreciation) in Market Value of Common Stock:

        During  1999,   1998  and  1997,  the  Plan's   investments   (including
investments bought, sold and held during the year) appreciated (depreciated) in value as follows (thousands of dollars):

                                                 Net Change in Market Value

                                           1999           1998         1997
                                     -------------------------------------------
Increase in Unrealized Appreciation
  (Depreciation), Net                  $(49,476)       $ 9,260      $22,650
Appreciation Realized on Withdrawals      2,277         10,351        5,205
                                     -------------------------------------------
  Net Appreciation (Depreciation) in
    Market Value of Common Stock       $(47,199)       $19,611      $27,855
                                     ===========================================


4.      Accounts Payable to Participants and Former Participants:

     Amounts included in Participants' equity to be distributed to Participants and former Participants were $2,947,909, $1,455,672 and $3,225,793 at December 31, 1999, 1998 and 1997, respectively.

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

6.  Effect of Acquisition on Stock Held in the Plan:

     On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina Inc. (PSNC). As a result of the merger, SCANA stock held in the Plan was exchanged as outlined in SCANA and PSNC's joint proxy statement/prospectus dated May 11, 1999.

SCANA Corporation
STOCK PURCHASE-SAVINGS PLAN


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES (ITEM 27a) AS OF DECEMBER 31, 1999 (thousands of dollars)




                                     CURRENT
DESCRIPTION                                     COST               VALUE



*  SCANA Corporation Common Stock            $222,309            $260,098

   United States Savings Bonds                     72                  72

*  Loans to participants                       13,434              13,434

*  Evergreen Select Treasury                      295                 295

*  Loans to Participants - Money Market             1                   1
                                             --------            --------

                                             $236,111            $273,900
                                             ========            =========



* denotes party-in-interest


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS  (ITEM 27d)
FOR THE YEAR ENDED DECEMBER 31, 1999 (thousands of dollars)



DURING THE YEAR ENDED DECEMBER 31, 1999, THE FOLLOWING TRANSACTIONS WERE MADE IN
THE COMMON STOCK OF SCANA CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PLAN.

                                                                          COST OF     NET GAIN
                                                    PURCHASE    SELLING   ASSETS        FROM
                                 NUMBER OF SHARES    PRICE       PRICE     SOLD         SALE

PURCHASED                           1,706,999        $42,977

SALES FOR DISTRIBUTION TO

  PARICIPANTS FOR WITHDRAWALS         799,419                    $19,744    $17,277     $2,467

SALES FOR 401K EMPLOYEE
  LOANS - STOCK                       172,904                    $ 4,360      4,550       (190)




     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SCANA CORPORATION
                                          (Registrant)




Date: April 24,  2000     BY: s/Kevin B. Marsh
                              (Kevin B. Marsh, Senior Vice President - Finance, Chief Financial Officer and Controller)

                                  EXHIBIT INDEX

           Applicable to
Exhibit    Form 10-K of
No.    SCANA  SCE&G  Description

2.01     X            Agreement and Plan of Merger, dated as of February 16,
                      1999 as amended and restated as of May 10, 1999, by and among Public Service Company of NorthCarolina,
                      Incorporated, SCANA Corporation, New Sub I, Inc. and New
                      Sub II, Inc. (Filed as Exhibit 2.1 to SCANA Form S-4 on
                      May 11, 1999 and incorporated by reference herein)

3.01     X            Restated Articles of Incorporation of SCANA as adopted on
                      April 26, 1989 (Filed as Exhibit 3-A to Registration
                      Statement No. 33-49145 and incorporated by reference herein)

3.02              X   Restated Articles of Incorporation of SCE&G, as adopted on
                      December 15, 1993(Filed as Exhibit 3.01 to Registration
                      Statement No. 333-86387 and incorporated by reference herein)

3.03     X            Articles of Amendment of SCANA, dated April 27, 1995
                      (Filed as Exhibit 4-B to Registration Statement No.
                      33-62421 and incorporated by reference herein)

3.04              X   Articles of Amendment of SCE&G, dated June 7, 1994 and
                      filed June 9, 1994 (Filed as Exhibit 3.02 to Registration
                      Statement No. 333-86387 and incorporated by reference herein)

3.05              X   Articles of Amendment of SCE&G, dated November 9, 1994
                      (Filed as Exhibit 3.03 to Registration Statement No. 333-
                      86387 and incorporated by reference herein)

3.06              X   Articles of Amendment of SCE&G, dated December 9, 1994
                      (Filed as Exhibit 3.04 to Registration Statement No. 333-
                      86387 and incorporated by reference herein)

3.07              X   Articles of Correction of SCE&G, dated January 17, 1995
                      (Filed as Exhibit 3.05 to Registration Statement No.  333-
                      86387 and incorporated by reference herein)

3.08              X   Articles of Amendment of SCE&G, dated January  13, 1995
                      and filed January 17, 1995 (Filed as Exhibit 3.06 to
                      Registration Statement No. 333-86387 and incorporated by reference herein)

3.09              X   Articles of Amendment of SCE&G, dated March 30, 1995
                      (Filed as Exhibit 3.07 to Registration Statement No. 333-
                      86387 and incorporated by reference herein)

3.10              X   Articles of Correction of SCE&G - Amendment to Statement
                      filed March 30, 1995, dated December 13, 1995 (Filed as
                      Exhibit 3.08 to Registration Statement No.
                      333-86387 and incorporated by reference herein)

3.11              X   Articles of Amendment of SCE&G, dated December 13, 1995
                      (Filed as Exhibit 3.09 to Registration Statement No. 333-
                      86387 and incorporated by reference herein)

3.12              X   Articles of Amendment of SCE&G, dated February 18, 1997
                      (Filed as Exhibit 3-L to Registration Statement No. 333-
                      24919 and incorporated by reference herein)

       Applicable to
Exhibit Form 10-K of
No.    SCANA  SCE&G  Description

3.13          X   Articles of Amendment of SCE&G, dated February 21, 1997
                  Filed as Exhibit 3.11 to Registration Statement No. 333-86387 and incorporated by reference herein)

3.14          X   Articles of Amendment of SCE&G, dated April 22, 1997 (Filed as
                  Exhibit 3.12 to Registration Statement No. 333-86387 and incorporated by reference herein)

3.15          X   Articles of Amendment of SCE&G, dated April 9, 1998 (Filed as
                  Exhibit 3.13 to Registration Statement No. 333-86387 and incorporated by reference herein)

3.16          X   Articles of Amendment of SCE&G, dated May 19, 1999 (Filed as
                  Exhibit 3.16 to Form 10-K for the year ended December 31, 1999 and incorporated by reference herein)

3.17          X   Articles of Amendment of SCE&G, dated August 13, 1999 (Filed as Exhibit 3.17 to Form 10-K for the year ended December 31, 1999 and incorporated by reference herein)

3.18          X   Articles of Amendment of SCE&G, dated March 1, 2000 (Filed as
                  Exhibit 3.18 to Form 10-K for the year ended December 31, 1999 and incorporated by reference herein)

3.19    X         By-Laws of SCANA as revised and amended on February 22, 2000.
                  (Filed as Exhibit 3.19 to Form 10-K for the year ended
                  December 31, 1999 and incorporated by reference herein)

3.20          X   By-Laws of SCE&G as amended and adopted on  February 22, 2000.
                  (Filed  as Exhibit 3.20 to Form 10-K for the year ended
                  December 31, 1999 and incorporated by reference herein)

4.01    X         Articles of Exchange of South Carolina Electric and Gas
                  Company and SCANA Corporation (Filed as Exhibit 4-A to Post-
                  Effective Amendment No. 1 to Registration Statement No.
                  2-90438 and incorporated by reference herein)

4.02    X         Indenture dated as of November 1, 1989 between SCANA
                  Corporation and The Bank of New York, as Trustee (Filed as
                  Exhibit 4-A to Registration No. 33-32107 and incorporated by reference herein)

4.03    X     X   Indenture dated as of January 1, 1945, between the South
                  Carolina Power Company and Central Hanover Bank and Trust
                  Company, as Trustee, as supplemented by three Supplemental
                  Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as Exhibit 2-B to Registration
                  Statement No. 2-26459 and incorporated by reference herein)

4.04    X     X   Fourth Supplemental Indenture dated as of April 1, 1950, to
                  Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture (Exhibit 2-C to Registration Statement
                  No. 2-26459 and incorporated by reference herein)

         Applicable to
Exhibit  Form 10-K of
No.     SCANA    SCE&G Description


4.05   X      X       Fifth through Fifty-third Supplemental Indenture referred
                      to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below and are incorporated by reference herein

          December 1, 1950     Exhibit 2-D       to Registration No. 2-26459
          July 1, 1951         Exhibit 2-E       to Registration No. 2-26459
          June 1, 1953         Exhibit 2-F       to Registration No. 2-26459
          June 1, 1955         Exhibit 2-G       to Registration No. 2-26459
          November 1, 1957     Exhibit 2-H       to Registration No. 2-26459
          September 1, 1958    Exhibit 2-I       to Registration No. 2-26459
          September 1, 1960    Exhibit 2-J       to Registration No. 2-26459
          June 1, 1961         Exhibit 2-K       to Registration No. 2-26459
          December 1, 1965     Exhibit 2-L       to Registration No. 2-26459
          June 1, 1966         Exhibit 2-M       to Registration No. 2-26459
          June 1, 1967         Exhibit 2-N       to Registration No. 2-29693
          September 1, 1968    Exhibit 4-O       to Registration No. 2-31569
          June 1, 1969         Exhibit 4-C       to Registration No. 33-38580
          December 1, 1969     Exhibit 4-O       to Registration No. 2-35388
          June 1, 1970         Exhibit 4-R       to Registration No. 2-37363
          March 1, 1971        Exhibit 2-B-17    to Registration No. 2-40324
          January 1, 1972      Exhibit 2-B       to Registration No. 33-38580
          July 1, 1974         Exhibit 2-A-19    to Registration No. 2-51291
          May 1, 1975          Exhibit 4-C       to Registration No. 33-38580
          July 1, 1975         Exhibit 2-B-21    to Registration No. 2-53908
          February 1, 1976     Exhibit 2-B-22    to Registration No. 2-55304
          December 1, 1976     Exhibit 2-B-23    to Registration No. 2-57936
          March 1, 1977        Exhibit 2-B-24    to Registration No. 2-58662
          May 1, 1977          Exhibit 4-C       to Registration No. 33-38580
          February 1, 1978     Exhibit 4-C       to Registration No. 33-38580
          June 1, 1978         Exhibit 2-A-3     to Registration No. 2-61653
          April 1, 1979        Exhibit 4-C       to Registration No. 33-38580
          June 1, 1979         Exhibit 2-A-3     to Registration No. 33-38580
          April 1, 1980        Exhibit 4-C       to Registration No. 33-38580
          June 1, 1980         Exhibit 4-C       to Registration No. 33-38580
          December 1, 1980     Exhibit 4-C       to Registration No. 33-38580
          April 1, 1981        Exhibit 4-D       to Registration No. 33-49421
          June 1, 1981         Exhibit 4-D       to Registration No. 2-73321
          March 1, 1982        Exhibit 4-D       to Registration No. 33-49421
          April 15, 1982       Exhibit 4-D       to Registration No. 33-49421
          May 1, 1982          Exhibit 4-D       to Registration No. 33-49421
          December 1, 1984     Exhibit 4-D       to Registration No. 33-49421
          December 1, 1985     Exhibit 4-D       to Registration No. 33-49421
          June 1, 1986         Exhibit 4-D       to Registration No. 33-49421
          February 1, 1987     Exhibit 4-D       to Registration No. 33-49421
          September 1, 1987    Exhibit 4-D       to Registration No. 33-49421
          January 1, 1989      Exhibit 4-D       to Registration No. 33-49421
          January 1, 1991      Exhibit 4-D       to Registration No. 33-49421
          February 1, 1991     Exhibit 4-D       to Registration No. 33-49421
          July 15, 1991        Exhibit 4-D       to Registration No. 33-49421
          August 15, 1991      Exhibit 4-D       to Registration No. 33-49421
          April 1, 1993        Exhibit 4-E       to Registration No. 33-49421
          July 1, 1993         Exhibit 4-D       to Registration No. 33-57955
          May 1, 1999          Exhibit 4.04      to Registration No. 333-86387

          Applicable to
Exhibit   Form 10-K of
No.     SCANA    SCE&G Description

4.06      X    X   Indenture dated as of April 1, 1993 from South Carolina
                   Electric & Gas Company to NationsBank of Georgia, National
                   Association (Filed as Exhibit 4-F to Registration
                   Statement No. 33-49421 and incorporated by reference herein)

4.07      X    X   First Supplemental Indenture to Indenture  referred to in
                   Exhibit 4.06 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)

4.08      X    X   Second Supplemental Indenture to Indenture referred to in
                   Exhibit 4.06 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)

4.9       X    X   Trust Agreement for SCE&G Trust I (Filed as Exhibit 4-G to
                   SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

4.10      X    X   Certificate of Trust of SCE&G Trust I (Filed as  Exhibit 4-H
                   to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

4.11      X    X   Junior Subordinated Indenture for SCE&G Trust I (Filed as
                   Exhibit 4-I to SCE&G Form 10-K for the year ended December
                   31, 1997 and incorporated by reference herein)

4.12      X       X    Guarantee Agreement for SCE&G Trust I (Filed as Exhibit
                       4-J to SCE&G Form 10-K for the year ended December 31,
                       1997 and incorporated by reference herein)

4.13      X       X    Amended and Restated Trust Agreement for SCE&G Trust I
                       (Filed as Exhibit 4-K to SCE&G Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

9.01                   Voting Trust Agreement  (Not Applicable)

10.01     X            SCANA Voluntary Deferral Plan as amended through October
                       21, 1997 (Filed as Exhibit 10.01(a) to Registration
                       Statement No. 333-86803 and incorporated by reference herein)

10.02     X            SCANA Supplemental Executive Retirement Plan as amended
                       and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(b) to Registration Statement No. 333-86803 and incorporated by reference herein)

10.03     X            SCANA Supplementary Voluntary Deferral Plan as amended
                       and restated through October 21, 1997 (Filed as Exhibit
                       10-B to SCANA Form 10-K for the year ended  December 31,
                       1997 and incorporated by reference herein)

10.04     X            SCANA Key Executive Severance Benefits Plan as amended
                       and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(c) to Registration Statement No. 333-86803 and incorporated by reference herein)

10.05     X            SCANA Supplementary Key Executive Severance Benefits Plan
                       effective as of December 17, 1997 (Filed as Exhibit 10.01
                       (d) to Registration Statement No. 333-86803 and incorporated by reference herein)

           Applicable to
Exhibit     Form 10-K of
No.       SCANA    SCE&G      Description

10.06       X                  SCANA Performance Share Plan as amended and
                               restated effective December 1, 1999 (Filed as
                               Exhibit 10.06 to Form 10-K for the year ended
                               December 31, 1999 and incorporated by
                               reference herein)

10.07       X                  SCANA Key Employee Retention Plan as amended and
                               restated effective as of October 21, 1997
                               (Filed as Exhibit 10-E to Form 10-K for the year ended December 31, 1997 and incorporated by reference herein)

10.08       X                  Description of SCANA Whole Life Option (Filed as
                               Exhibit 10-F to Form 10-K for the year
                               ended December 31, 1991, under cover of Form SE,
                               File No. 1-8809 and incorporated by
                               reference herein)

10.09       X                  Description of SCANA Corporation Annual Incentive
                               Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)

10.10       X                  SCANA Corporation Nonemployee Director Stock Plan
                               effective January 1, 1997 (Filed as
                               Exhibit 4.3 to Registration Statement No. 333-
                               18973 and incorporated by reference herein)

11.01                          Statement Re Computation of Per Share Earnings
                               (Not Applicable)

12.01       X          X       Statements Re Computation of Ratios (Filed as
                               Exhibit 12.01 to Form 10-K for the year
                               ended December 31, 1999 and incorporated by reference herein)

13.01 Annual Report to Security Holders, Form 10-Q or Quarterly Report to Security Holders (Not Applicable)

16.01                          Letter Re Change in Certifying Accountant
                               (Not Applicable)

18.01                          Letter Re Change in Accounting Principles
                               (Not Applicable)

21.01                          Subsidiaries of the Registrant  (Not Applicable)

22.01 Published Report Regarding Matters Submitted to Vote of Security Holders (Not Applicable)

23.01       X                  Consents of Experts and Counsel
                                   Independent  Auditors'  Consent (Filed
                                   as Exhibit  23.01 to Form 10-K for the
                                   year  ended   December  31,  1999  and
                                   incorporated by reference herein)

23.02                  X       Consents of Experts and Counsel
                                   Independent  Auditors'  Consent (Filed
                                   as Exhibit  23.02 to Form 10-K for the
                                   year  ended   December  31,  1999  and
                                   incorporated by reference herein)

23.03       X                  Consent of Experts and Counsel
                                   Independent Auditors' Consent (Filed herewith on page 20)

24.01                          Power of Attorney   (Not Applicable)

                Applicable to
Exhibit    Form 10-K of
No.       SCANA    SCE&G      Description

27.01       X             Financial Data Schedule (Filed as Exhibit 27.01 to
                          Form 10-K for the year ended December
                          31, 1999 and incorporated by reference herein)

27.02             X       Financial Data Schedule (Filed as Exhibit 27.02 to
                          Form 10-K for the year ended December
                          31, 1999 and incorporated by reference herein)

99.01                     Additional Exhibits  (Not Applicable)