Form 10-Q
period 2000-06-30
SCANA CORP
filed 2000-08-11
CIK 754737

===============================================================================


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the Quarter Ended June 30, 2000

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

         Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                            Description of              Shares Outstanding
Registrant                  Common Stock                  at July 31 ,
2000

 SCANA Corporation          Without Par Value              104,729,131

South Carolina Electric     Par Value $4.50 Per Share      40,296,1471
  & Gas Company

1Held beneficially and of record by SCANA Corporation.

         This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to SCANA Corporation or any of its direct or indirect subsidiaries, other than South Carolina Electric & Gas Company and its consolidated operations, is provided solely by SCANA Corporation and shall be deemed not included in the Form 10-Q of South Carolina Electric & Gas Company.


================================================================================

                                      INDEX

                                                                          Page
PART 1.  FINANCIAL INFORMATION

SCANA Corporation Financial Section........................................  3

Item 1.  Financial Statements

  Consolidated Balance Sheets as of June 30, 2000
   and December 31, 1999 ..................................................  4

  Consolidated Statements of Income and Retained Earnings for the
   Periods Ended June 30, 2000 and 1999....................................  6

  Consolidated Statements of Cash Flows for the Periods Ended
   June 30, 2000 and 1999..................................................  7

 Notes to Consolidated Financial Statements................................  8

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................15

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........23

South Carolina Electric & Gas Company Financial Section.....................25

Item 1.  Financial Statements

 Consolidated Balance Sheets as of  June 30, 2000 and December 31, 1999 ....26

 Consolidated Statements of Income and Retained Earnings for the
   Periods Ended June 30, 2000 and 1999.....................................28

 Consolidated Statements of Cash Flows for the Periods Ended June 30,
   2000 and 1999........................................................    29

 Notes to Consolidated Financial Statements.................................30

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........38


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................39

Item 4.  Submission of Matters to a Vote of Security Holders................39

Item 6.  Exhibits and Reports on Form 8-K...................................40

Signatures..................................................................41

Exhibit Index...............................................................43

                                SCANA CORPORATION
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                                   (Unaudited)


------------------------------------------------------------------------------------------
                                                             June 30,     December 31,
                                                               2000           1999
------------------------------------------------------------------------------------------
Assets                                                         (Millions of Dollars)
Utility Plant:
    Electric                                                    $4,650       $4,633
    Gas                                                          1,394          632
    Other                                                          183          191
-----------------------------------------------------------------------------------------
        Total                                                    6,227        5,456
    Less accumulated depreciation and amortization               2,148        1,829
-----------------------------------------------------------------------------------------
        Total                                                    4,079        3,627
    Construction work in progress                                  244          159
    Nuclear fuel, net of accumulated amortization                   57           43
    Acquisition adjustment, net of accumulated amortization        482           22
-----------------------------------------------------------------------------------------
        Utility Plant, Net                                       4,862        3,851
-----------------------------------------------------------------------------------------

Nonutility Property, net of accumulated depreciation                62           61
Investments                                                        814          938
-----------------------------------------------------------------------------------------
  Nonutility Property and Investments, net of  accumulated
     depreciation                                                  876          999
-----------------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                             75          116
    Receivables (including unbilled revenues)                      407          320
    Inventories (at average cost):
        Fuel                                                        96           82
        Materials and supplies                                      54           51
    Prepayments                                                     27           18
    Deferred income taxes                                           17           16
-----------------------------------------------------------------------------------------
        Total Current Assets                                       676          603
-----------------------------------------------------------------------------------------

Deferred Debits:
    Emission allowances                                             28            31
    Environmental                                                   31            24
    Nuclear plant decommissioning fund                              68            64
    Pension asset, net                                             172           144
    Other regulatory assets                                        169           175
    Other                                                          129           120
-----------------------------------------------------------------------------------------
        Total Deferred Debits                                      597           558
-----------------------------------------------------------------------------------------
            Total                                               $7,011        $6,011
=========================================================================================







                                SCANA CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                                   (Unaudited)



------------------------------------------------------------------------------ -----------------
                                                                June 30,         December 31,
                                                                  2000               1999
------------------------------------------------------------------------------ -----------------
Capitalization and Liabilities                                    (Millions of Dollars)
Stockholders' Investment:
    Common Equity                                                 $2,059        $2,099
    Preferred stock (not subject to purchase or sinking funds)       106           106
-------------------------------------------------------------------------------------------
        Total Stockholders' Investment                             2,165         2,205
Preferred Stock, net (subject to purchase or sinking funds)           11            11
    SCE&G-Obligated Mandatorily Redeemable Preferred
    Securities of SCE&G's Subsidiary Trust, SCE&G Trust
    I, holding solely $50 million principal amount
    of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                 50            50
Long-Term Debt, net                                                2,562         1,563
-------------------------------------------------------------------------------------------
        Total Capitalization                                       4,788         3,829
-------------------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                            313           266
    Current portion of long-term debt                                209           303
    Accounts payable                                                 220           189
    Customer deposits                                                 19            16
    Taxes accrued                                                     50            86
    Interest accrued                                                  41            29
    Dividends declared                                                32            31
    Other                                                             20            13
-------------------------------------------------------------------------------------------
       Total Current Liabilities                                     904           933
-------------------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes                                            837           805
    Deferred investment tax credits                                  117           116
    Postretirement benefits                                          110            98
    Reserve for nuclear plant decommissioning                         68            64
    Regulatory liabilities                                            73            64
    Other                                                            114           102
-------------------------------------------------------------------------------------------
        Total Deferred Credits                                     1,319         1,249
-------------------------------------------------------------------------------------------
           Total                                                  $7,011        $6,011
===========================================================================================

See Notes to Consolidated Financial Statements.




                                                   SCANA CORPORATION
                                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     For the Periods Ended June 30, 2000 and 1999
                                                      (Unaudited)

     ---------------------------------------------------------------------------------- ---------------------------
                                                                 Three Months Ended          Six Months Ended
                                                                      June 30,                   June 30,
                                                                 2000         1999          2000          1999
     -------------------------------------------------------------------- ------------- ------------- -------------
                                                                 Millions of Dollars, Except Per Share Amounts)
     Operating Revenues:
         Electric                                                $  320       $  293        $   614      $ 559
         Gas - Regulated                                          164            82           476           212
         Gas - Nonregulated                                       178            60           394           209
     -------------------------------------------------------------------- -------------- ------------ -------------
             Total Operating Revenues                             662          435          1,484          980
     -------------------------------------------------------------------- -------------- ------------ -------------
     Operating Expenses:
         Fuel used in electric generation                           72          72             143          133
         Purchased power                                            11          11              17           14
         Gas purchased for resale                                  278         117            657          346
         Other operation and maintenance                           120         98            229            194

         Depreciation and amortization                              53          42            108            84
         Other taxes                                                29          26              58           52
     -------------------------------------------------------------------- -------------- ------------ -------------
             Total Operating Expenses                              563         366          1,212          823
     -------------------------------------------------------------------- -------------- ------------ -------------
     Operating Income                                               99          69            272          157
     -------------------------------------------------------------------- -------------- ------------ -------------

     Other Income, including allowance for equity funds
                 used during construction                             8           7            18            16
     -------------------------------------------------------------------- -------------- ------------ -------------

     Income Before Interest Charges, Income Taxes
       and Preferred Stock                                          107          76            290           173
     Dividends
     -------------------------------------------------------------------- -------------- ------------ -------------

     Interest Charges (Credits):
         Interest expense on long-term debt                          51         32             95            63
         Other interest expense, including allowance
           for borrowed funds used during construction               4          3             14             6

     -------------------------------------------------------------------- -------------- ------------ -------------
             Total Interest Charges, Net                             55         35            109            69
     -------------------------------------------------------------------- -------------- ------------ -------------

     Income Before Income Taxes and Preferred Stock Dividends        52           41          181          104
     Income Taxes                                                    21          14            72            37
     -------------------------------------------------------------------- -------------- ------------ -------------

     Income Before Preferred Dividend Requirements
         on Mandatorily Redeemable Preferred Securities              31        27           109             67
     Preferred Dividend Requirement of SCE&G -
       Obligated Mandatorily  Redeemable Preferred Securities         1          1             2              2
     ----------------------------------------------------------------------------- -------------- ------------ -------------

     Income Before Preferred Stock Cash Dividends of Subsidiary      30        26           107             65
     Preferred Stock Cash Dividends of Subsidiary (At Stated Rates)   2        4             4               2
     ----------------------------------------------------------------------------- -------------- ------------ -------------
     Income Before Cumulative Effect of Accounting Change                      28        24           103              61
     Cumulative Effect of Accounting Change, net of taxes  (Note 2)                        -            29              -
                                                                           -
     ----------------------------------------------------------------------------- -------------- ------------ -------------
     Net Income                                                                28         24          132              61
     Retained Earnings at Beginning of Period                                794         675          720            678
     Common Stock Cash Dividends Declared                                                (40)          (60)           (80)
                                                                          (30)
     ============================================================================= ============== ============ =============
     Retained Earnings at End of Period                                   $   792     $    659       $   792       $    659
     ============================================================================= ============== ============ =============

     Weighted Average Number of Common Shares Outstanding (Millions)        104.7       103.6          104.4          103.6
     Earnings Per Weighted Average Share of Common Stock (Basic and
         Diluted) Before Cumulative Effect of Accounting Change           $            $    .23      $    .99     $ .59
                                                                             .27
     Cumulative Effect of Accounting Change (Note 2)                            -                                       -
                                                                                   -              .28
     Earnings Per Weighted Average Share of Common Stock  (Basic and      $            $    .23      $  1.27        $
     Diluted)                                                          .27                                     .59
     Cash Dividends Declared Per Share of Common Stock                   $.2875        $.3850        $.5750         $.7700
     ============================================================================= ============== ============ =============
     See Notes to Consolidated Financial Statements.



                                                   SCANA CORPORATION
                                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      For the Periods Ended June 30, 2000 and 1999
                                                      (Unaudited)
------------------------------------------------------------------------------------------------
                                                                          Six Months Ended
                                                                              June 30,
                                                                          2000         1999
--------------------------------------------------------------------------------- -------------
                                                                        (Millions of Dollars)
Cash Flows From Operating Activities:
  Net income                                                             $132            $61
    Adjustments to reconcile net income to net cash
      provided from operating activities, net of effect
        of subsidiary acquisition:
        Cumulative effect of accounting change                             (29)             -
        Depreciation and amortization                                     120              88
        Amortization of nuclear fuel                                        10              8
        Deferred income taxes, net                                          16             20
        Pension asset                                                      (28)          (13)
        Other regulatory assets                                             (5)            32
        Regulatory liabilities                                               9              4
        Post-retirement benefits                                             8              6
        Allowance for funds used during construction                        (3)            (5)
        Over (under) collections, fuel adjustment clauses                   11              -
        Changes in certain current assets and liabilities:
            (Increase) decrease in receivables                              11              36
            (Increase) decrease in inventories                             20                -
            Increase (decrease) in accounts payable                       (19)            (75)
            Increase (decrease) in taxes accrued                           (41)           (30)
        Other, net                                                           6            (66)
---------------------------------------------------------------------------------- -------------
    Net Cash Provided From Operating Activities                           218              66
---------------------------------------------------------------------------------- -------------

Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                                           (132)          (118)
    Increase in other property and investments                            (24)           (38)
    Purchase of subsidiary,  net of cash acquired                        (690)            -
    Sale of subsidiary assets                                                1             12
---------------------------------------------------------------------------------- -------------
    Net Cash Used For Investing Activities                               (845)          (144)
---------------------------------------------------------------------------------- -------------

Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                                 148             99
        Issuance of notes and loans                                       699            150
    Repayments:
        First Mortgage Bonds                                             (100)            -
        Other long-term debt                                               (2)           (3)
    Dividend payments:
        Common stock                                                      (64)           (80)
        Preferred stock of subsidiary                                      (4)            (4)
    Short-term borrowings, net                                            (91)           (90)
    Fuel and emission allowance financings, net                            -              14
---------------------------------------------------------------------------------- -------------
    Net Cash Provided From  Financing Activities                          586             86
---------------------------------------------------------------------------------- -------------
Net Increase (Decrease) In Cash And Temporary Cash Investments            (41)             8
Cash And Temporary Cash Investments At January 1                          116             62
---------------------------------------------------------------------------------- -------------
Cash And Temporary Cash Investments At June 30                           $ 75            $70
================================================================================== =============

Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest
                  of $2 for 2000 and 1999)                                $95            $67
                           - Income taxes                                  76             13
    Noncash investing activities
- Unrealized gain/(loss) on securities available for sale, net of taxes    111            80


    In  conjunction  with the  acquisition  of Public  Service  Company of North
Carolina, Inc., liabilities were assumed as follows:
                Fair value of assets acquired                 $ 1,171
                Cash paid for capital stock                      (212)
                Stock issued for consideration                   (475)
                                                              --------
                     Liabilities assumed                      $   484
                                                              ========

See Notes to Consolidated Financial Statements.


                                SCANA CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2000
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3 and 4, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of June 30, 2000, approximately $201 million and $73 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $131 million and $48 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $25 million and $44 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $3 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

        B.  Other Comprehensive Income

        Other comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Other comprehensive income/(loss) of the Company totaled $(10) million and $21 million for the three and six months ended June 30, 2000, respectively, and $86 million and $141 million for the same periods in 1999. For each period, other comprehensive income included net income and unrealized gains/(losses) on securities available for sale. Accumulated other comprehensive income of the Company totaled $357 million and $166 million at June 30, 2000 and 1999, respectively.

        C.   Recently Issued Accounting Bulletin

          In December 1999 the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." In June 2000 the SEC amended the Bulletin to delay the implementation date until no later than the fourth quarter of fiscal years beginning after December 15, 1999. The Bulletin, which will be implemented by the Company by the fourth quarter of 2000, provides the SEC staff's views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not expect the adoption of this Bulletin to have a material impact on the Company's results of operations, cash flows or financial position.

        D.  Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2.      Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $29 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that has not yet been billed, as of the end of the accounting period. Previously these revenues were recognized as operating revenues as customers were billed.

        If this method had been applied retroactively, net income would have been $29 million ($0.28 per share) and $83 million ($0.80 per share) for the three and six months ended June 30, 1999, respectively, compared to $24 million ($0.23 per share) and $61 million ($0.59 per share), respectively, as previously reported.

3.      ACQUISITION

        On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 351,000 residential, commercial and industrial customers in 31 counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17,413,013 shares of SCANA common stock. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition . The total cost of the acquisition was approximately $700 million, which exceeded the fair value of the net assets by approximately $467 million. The excess is being amortized over 35 years on a straight line basis.

        Operating revenues and net income previously reported by the separate companies and the combined amounts presented in the accompanying Consolidated Statements of Income, including the cumulative effect of accounting change (See Note 2), are as follows:

  ------------------------------------------------------------------------------------------
                                                                For the Six Months Ended
                                                                      June 30, 1999
  (Millions of Dollars, Except Per Share Amounts)   SCANA     PSNC   Adjustments1 Combined
  -------------------------------------------------------------------------------------------
  Operating revenues                                $980      $188        $ -      $1,168
  Income before cumulative effect                     61       24        (22)           63
  Cumulative effect of accounting change              22        -           -           22
  Net income                                          83        24        (22)          85
  Earnings per share                                0.80      1.15           -        0.81
  ===========================================================================================
   1  Adjustments  include  interest  charges  (net of  income  tax  effect)  on additional debt issued in conjunction with the
   acquisition and amortization of the acquisition adjustment.

4.     RATE MATTERS

        On December 30, 1999 PSNC filed an application with the North Carolina Utilities Commission (NCUC) to extend natural gas service to Madison, Jackson and Swain Counties. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

         On December 7, 1999 the NCUC issued an order approving the acquisition of PSNC by the Company. As specified in the NCUC order, PSNC will reduce its rates by approximately $2 million ($1 million in August 2000 and another $1 million in August 2001) and has agreed to a five-year moratorium on general rate cases. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events. On December 30, 1999 the Carolina Utility Customers Association, Inc. (CUCA) filed an appeal of this order with the North Carolina Court of Appeals. On June 15, 2000 CUCA filed a motion to withdraw its appeal. On September 14, 1999 the PSC approved an accelerated capital recovery plan for South Carolina Electric & Gas Company's (SCE&G) Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the subsequent year. The accelerated capital recovery plan will be accomplished through existing customer rates.

         On October 30, 1998 the NCUC issued an order in PSNC's general rate case filed in April 1998. The order, effective November 1, 1998, granted PSNC additional revenue of $12.4 million and allowed a 9.82 percent overall rate of return on PSNC's net utility investment. It also approved the continuation of the Weather Normalization Adjustment and Rider D Mechanisms and full margin transportation rates. PSNC's Rider D rate mechanism authorizes the recovery of all prudently incurred gas costs from customers on a monthly basis. Any difference in amounts paid and collected for these costs is deferred for subsequent refund to or collection from customers. On February 4, 2000, in response to an appeal by CUCA, the Supreme Court of North Carolina affirmed the NCUC order.

         On November 6, 1997 the NCUC issued an order permitting PSNC, on a trial basis, to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This procedure allows PSNC to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them. PSNC's request for permanent approval of this mechanism was approved by the NCUC in an order issued April 6, 2000.

        In September 1992 the PSC issued an order granting SCE&G a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. SCE&G has appealed these two PSC orders to the Circuit Court where they are awaiting action.

5.      RETAINED EARNINGS:

        The Restated Articles of Incorporation of the Company do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock.

         In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2000, approximately $31 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

6.      INVESTMENTS IN EQUITY SECURITIES:

        At June 30, 2000, SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

        o Powertel,  Inc.  (Powertel) is a publicly  traded  company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $75.3 million. Powertel common stock closed at $70.9375 per share on June 30, 2000, resulting in a pre-tax unrealized holding gain of $273.5 million (a decline of $144.3 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Dividends on preferred series E shares are paid in common shares of Powertel. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $689.3 million at June 30, 2000, resulting in an unrecorded pre-tax holding gain of $516.7 million (a decline of $286.0 million from December 31, 1999).

        o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $22.3125 per share on June 30, 2000, resulting in a pre-tax unrealized holding gain of $71.1 million (a decline of $27.2 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $66.1 million at June 30, 2000, resulting in an unrecorded pre-tax holding gain of $54.9 million (a decline of $15.7 million from December 31, 1999).

        o Knology Inc. (Knology), previously Knology Holdings, Inc., is a broad-band service provider of cable television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million.
          Prior to February 24, 2000, SCH owned 451,800 shares of series A preferred stock of Knology at a cost of approximately $1.1 million. On February 24, 2000 Knology Holdings, Inc. was spun off from ITC and was renamed Knology, Inc. As a result of this spin off, SCH received approximately 6.8 million shares of Knology series A preferred stock. The market value of these investments is not readily determinable.

       o  ITC  has  an  ownership   interest  in  several   Southeastern
          communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. Preferred series A shares are convertible in March 2002 at a conversion price of $2.73 per common share or approximately 3.2 million common shares. Preferred series B shares are convertible in March 2002 at a conversion price of $8.86 per common share or approximately 0.7 million common shares. The market values of these investments are not readily determinable.

7.      CONTINGENCIES:

        With respect to commitments at June 30, 2000, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. Contingencies at June 30, 2000 are as follows:

        A.  Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies covering the nuclear facility for property damage, excess property damage and outage costs permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $8.1 million.

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

        B.  Environmental

        SCE&G has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. SCE&G has also recovered portions of its environmental liabilities through settlements with various insurance carriers. SCE&G has recovered all amounts previously deferred for its electric operations. SCE&G expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.2 million at June 30, 2000. The deferral includes the estimated costs associated with the following matters.

        o In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $4 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between SCE&G and the EPA. However, SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

          In October 1996 the City of Charleston and SCE&G settled all environmental claims the City may have had against SCE&G involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by SCE&G to the City. SCE&G is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized, but is not to exceed $16.9 million, the maximum expected project cost.

        o SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion and a covenant not to sue. SCE&G is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

       In addition, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. In March and April 1994, an environmental consulting firm retained by PSNC estimated that the aggregate cost of investigating and monitoring the extent of environmental degradation and of implementing remedial procedures with respect to the remaining sites may range from $3.7 million to $50.1 million over a 30-year period. Subsequently, an environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The range includes the cost of investigating and monitoring the sites at the low end of the range and investigating, monitoring and extensively remediating the sites at the high end of the range. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of June 30, 2000, PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range net of shared cost recovery from other PRPs..

       The NCUC concluded that it is proper and in the public interest to allow recovery of prudently incurred clean-up costs from current customers as reasonable operating expenses even though the MGP sites are not used and useful in providing gas service to current customers. However, the NCUC will not allow recovery of carrying costs on deferred amounts. Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs deemed by the NCUC to be prudently incurred will be recoverable in gas rates.

8.  SEGMENT OF BUSINESS INFORMATION:

The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. The Company uses net income to measure profitability for its Energy Marketing segment, which includes the Company's unregulated gas sales in Georgia. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment.
Assets for the period ended June 30, 1999 did not change significantly.


                        Disclosure of Reportable Segments
                              (Millions of Dollars)
-------------------------------- ------------- ------------- --------------------------------------------
Three months ended    Electric       Gas           Gas         Energy    All   Adjustments/ Consolidated
  June 30, 2000      Operations  Distribution  Transmission  Marketing  Other  Eliminations    Total
-------------------------------- ----------- --------- ----------- ------- ------------ ---------

External  Revenue       $  320     $  106      $  58          $178          -        -      $   662
Intersegment Revenue       139          1         39             -          -     $(179)          -
Operating Income (Loss)    102         (5)         8           n/a          -        (6)         99
Net Income                 n/a        n/a          4            (3)     $ (13)       40          28
Segment Assets           4,820      1,518        246           157      1,089      (819)      7,011
------------------------------------------------------- ----------- --------- ------------ -----------

------------------------------- ------------- ------------- ---------------------------------------------
Three months ended   Electric       Gas           Gas         Energy    All   Adjustments/ Consolidated
  June 30, 1999     Operations  Distribution  Transmission  Marketing  Other  Eliminations    Total
------------------------------- ------------------------ ----------- ------- ------------ ------------

External Revenue           $293      $44         $38         $60          -          -      $ 435
Intersegment Revenue         79        1          29           -          -      $(109)         -
Operating Income (Loss)      84       (1)          4         n/a          -        (18)        69
Net Income                  n/a      n/a           2         (11)      $ (3)        36         24
Segment Assets            4,404      390         224          68        938       (546)     5,478
---------------------------------- --------- ---------- ----------- --------- ------------ ------------

------------------------------- ------------- ------------- ----------- ------- ------------ ----------
Six months ended     Electric     Gas          Gas         Energy      All   Adjustments/  Consolidated
 June 30, 2000      Operations Distribution Transmission  Marketing    Other  Eliminations1    Total
-------------------------------------------------- ----------- --------- ------------ -------------

External  Revenue       $614      $361       $115         $394          -           -       $1,484
Intersegment Revenue     216         1        101            2          -       $(320)           -
Operating Income         193        54         16          n/a          -           9          272
Net Income               n/a       n/a          8            6      $ (25)        143          132
Segment Assets         4,820     1,518        246          157       1,089       (819)       7,011
--------------------------------------------------- ----------- --------- ------------ -------------


------------------------------- ------------- ------------- ----------- ------- ------------ ----------
Six months ended     Electric      Gas         Gas         Energy      All   Adjustments/  Consolidated
 June 30, 1999      Operations Distribution Transmission  Marketing    Other  Eliminations     Total
--------------------------- --------- -------- ----------- --------- ------------ -------------

External Revenue         $559      $130       $82         $209          -            -       $  980
Intersegment Revenue      148         1        10          n/a          -          (40)         157
Net Income                n/a       n/a         5          (25)      $ (2)          83           61
Segment Assets          4,404       390       224           68        938         (546)       5,478
----------------------------------------------------- ----------- --------- ------------ -------------
1 Includes cumulative effect of accounting change


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in areas served by SCANA's subsidiaries,
(4) the impact of competition from other energy suppliers, (5) the management of the Company's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities for the Company's regulated and non-regulated subsidiaries, (8) the results of financing efforts, (9) changes in the Company's accounting policies, (10) weather conditions in areas served by the Company's subsidiaries , (11) performance of the telecommunications companies in which the Company has made significant investments, (12) inflation, (13) exposure to environmental issues and liabilities, (14) changes in environmental regulations and (15) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1999


North Carolina Gas Market

        On February 10, 2000 the Company  completed  its  acquisition  of Public
Service Company of North Carolina, Inc. (PSNC) in a transaction valued at approximately $900 million, including the assumption of debt. The transaction is being accounted for as a purchase. PSNC is operated as a wholly owned subsidiary of the Company. As a result of the transaction, the Company became a registered public utility holding company under the Public Utility Holding Company Act of 1935 (PUHCA).

Georgia Retail Gas Market

        Energy Marketing's Georgia retail gas operations maintained a base of customers ranging from approximately 431,000 at January 1, 2000 to approximately 426,000 at June 30, 2000. This compares to the corresponding period in 1999 when the customer base grew from approximately 78,000 at January 1 to approximately 287,000 at June 30. In addition, Georgia retail gas operations reported net income of approximately $6.6 million for the six months ended June 30, 2000, compared to a net loss of approximately $22.7 million for the corresponding period in 1999. This increase resulted from lowering costs and improving efficiency by transitioning from start-up to ongoing operations and from an improved margin on natural gas sales. Due to the seasonality of the retail gas business in Georgia, management anticipates incurring losses through much of the remainder of the year 2000, and breaking even for the year.

Regional Transmission Organization

         On February 9, 2000 the Federal Energy Regulatory Commission (FERC) issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans by October 16, 2000 for the possible formation of a regional transmission organization (RTO). On July 18, 2000 the Company and two other southeastern electric utilities (the three utilities) announced plans to create GridSouth, LLC. When formed, GridSouth will function as an independent regional transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. The three utilities plan to file a plan with FERC later this year regarding formation of GridSouth.

LIQUIDITY AND CAPITAL RESOURCES

        On July 18, 2000 the South Carolina Public Service Commission (PSC) approved a 16.8 percent increase in natural gas prices charged by SCE&G. The increase became effective on August 1, 2000.

        On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the succeeding year. The accelerated capital recovery plan will be accomplished through existing customer rates.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through
2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized, but is not to exceed $16.9 million, the maximum expected project cost.

        The following table summarizes how the Company generated funds for property additions and construction expenditures during the six months ended June 30, 2000 and 1999:

--------------------------------------------------------------------------------
                                                     Six Months Ended
                                                         June 30,
(Millions of Dollars)                            2000               1999
------------------------------------------------------------- ------------------

Net cash provided from operating activities      $218               $ 66
Net cash provided from financing activities       586                 86
Cash provided from sale of subsidiary assets        1                 12
Cash and temporary cash investments available
   at the beginning of the period                 116                 62
============================================================= ==================
Net cash available for  property additions
    and construction                             $921               $226
expenditures
============================================================= ==================

Funds used for purchase of subsidiary             690                  -
Funds used for utility property additions
   and construction expenditures,
   net of noncash allowance for funds
   used during construction                      $132               $ 118
============================================================= ==================

Funds used for nonutility property additions     $ 24                   $  38
============================================================= ==================

       On December 1, 1999 SCANA signed a credit agreement with banks for a maximum of $300 million for a three-year term loan, all of which was drawn on February 10, 2000 to consummate SCANA's acquisition of PSNC.

       On February 8, 2000 SCANA issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on a three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC.

       On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

       On July 13, 2000 the Company issued $300 million two-year floating rate notes maturing on July 15, 2002. The interest rate is reset quarterly based on a three-month LIBOR plus 65 basis points. Proceeds from the debt were used to repay medium-term notes totaling $170 million, to reduce short-term debt and for general corporate purposes.

       In July 2000 PSNC established a $125 million short-term commercial paper program to replace the lines of credit it had with various banks. On July 31, 2000 PSNC issued $119.5 million under its commercial paper program.
The proceeds from the issue were used to repay short-term bank loans.

        Pursuant to rules of the Securities and Exchange Commission, as a result of PSNC's acquisition by SCANA, PSNC's registration statement (as amended on June 7, 1999) covering up to an aggregate of $150 million of senior unsecured debt securities is no longer effective.

        The Company anticipates that the remainder of its 2000 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term debt. The Company anticipates incurring short-term and long-term debt to refinance long-term debt obligations. The timing and amount of such financings will depend upon market conditions and other factors. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The ratio of earnings to fixed charges for the 12 months ended June 30, 2000 was 3.22.

Environmental Matters

     In July 2000 the Environmental Protection Agency (EPA) sent the Company a request seeking information on the Company's repair and maintenance of its coal-fired plants since 1978. This is part of the EPA's New Source Review (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. In November 1999 the EPA filed suit against seven utilities and issued an administrative order to Tennessee Valley Authority alleging numerous NSR permitting violations. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. The Company, along with several other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. A suit has not been instituted against the Company, and while it is too early to predict any potential EPA action, the Company believes that all of its electric generation units are properly permitted and have been properly maintained. Because this matter is in its most preliminary stage with respect to the Company, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

         In October 1998, the EPA issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the state of South
Carolina. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners asked the court to rehear the case and overturn the March decision, but in June the court declined to rehear the case and lifted its earlier stay of the states' obligation to revise their SIPs. Industry and State petitioners have not decided at this time what additional review they may seek.

         The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. The South Carolina Department of Health and Environmental Control (DHEC) is considering methods by which to reduce utility emissions of nitrogen oxide. The date for a final state rulemaking is uncertain, but will be likely in 2001. SCE&G will undertake additional nitrogen oxide control projects during 2000 and 2001, at a cost of approximately $100 million as an interim step to address possible contributions to ozone formation in South Carolina. Depending on the resolution of these matters, costs to SCE&G may reach $190 million to meet the full requirements of the 1998 Ozone ruling expenditures for these projects will be capitalized, and are expected to be completed by 2003.

Investments in Equity Securities

        At June 30, 2000, SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:

     o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 4.9 million common shares of Powertel at a cost of approximately $75.3 million. Powertel common stock closed at $70.9375 per share on June 30, 2000, resulting in a pre-tax unrealized holding gain of $273.5 million (a decline of $144.3 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted: 100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Dividends on preferred series E shares are paid in common shares of Powertel. Preferred series B shares are convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.5 million common shares. Preferred series D shares are convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares are convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $689.3 million at June 30, 2000, resulting in an unrecorded pre-tax holding gain of $516.7 million (a decline of $286.0 million from December 31, 1999).

     o ITC^DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $22.3125 per share on June 30, 2000, resulting in a pre-tax unrealized holding gain of $71.1 million (a decline of $27.2 million from December 31, 1999). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares are convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $66.1million at June 30, 2000, resulting in an unrecorded pre-tax holding gain of $54.9 million (a decline of $15.7 million from December 31, 1999).

     o Knology Inc. (Knology), previously Knology Holdings, Inc., is a broad-band service provider of cable television, telephone and internet services. SCH owns 71,050 units of Knology. Each unit consists of one 11.875% Senior Discount Note due 2007 and one warrant entitling the holder to purchase .003734 shares of preferred stock of Knology. The cost of this investment was approximately $40 million.
          Prior to February 24, 2000, SCH owned 451,800 shares of series A preferred stock of Knology at a cost of approximately $1.1 million. On February 24, 2000 Knology Holdings, Inc. was spun off from ITC and was renamed Knology, Inc. As a result of this spin off, SCH received 6.8 million shares of Knology series A preferred stock. The market value of these investments is not readily determinable.

     o ITC has an ownership interest in several Southeastern communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. Preferred series A shares are convertible in March 2002 at a conversion price of $2.73 per common share or approximately 3.2 million common shares. Preferred series B shares are convertible in March 2002 at a conversion price of $8.86 per common share or approximately 0.7 million common shares. The market values of these investments are not readily determinable.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1999

Earnings and Dividends

        Earnings per share of common stock for the three and six months ended June 30, 2000 and 1999 were as follows:

--------------------------------------------------------------------------------
                                          Three Months Ended   Six Months Ended
                                          2000      1999      2000       1999
--------------------------------------------------------------------------------

Earnings derived from:
    Operations                            $.27      $.23     $ .99       $.59
    Change in accounting                   -          -        .28          -
================================================================================
    Earnings per weighted average share   $.27      $.23     $1.27       $.59
================================================================================

        Earnings from operations for the three and six months ended June 30, 2000 increased overall due to improved results from the Company's entry into the Georgia retail gas market (improved $.08 and $.28, respectively) and its acquisition of PSNC (decreased $.05 and increased $.20, respectively). Results for these periods are further explained below.

        Earnings from operations for the three months ended June 30, 2000 increased $.04. This was primarily attributable to improved electric and gas margins ($.16 and $.23, respectively). These increases were partially offset by increased operations and maintenance expense ($.13), interest expense ($.12), depreciation expense ($.06) property taxes ($.02 ) and other ($.02).

        Earnings from operations for the six months ended June 30, 2000 increased $.40. This was primarily attributable to improved electric and gas margins ($.25 and $.81, respectively). These increases were partially offset by increased operations and maintenance expenses ($.21), interest expense ($.24), depreciation expense ($.14), property taxes ($.03) and other ($.04).

        Earnings from a change in accounting resulted from the recording of unbilled revenues by SCANA's retail utility subsidiaries (See Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 1% and 5% of income before income taxes for the six months ended June 30, 2000 and 1999, respectively.

        The Company's Board of Directors declared the following quarterly dividends on common stock:

-------------------- -------------- ------------------ ------------------
Declaration          Dividend       Record             Payment
Date                 Per Share      Date               Date
-------------------- -------------- ------------------ ------------------
February 22, 2000     $.2875        March 10, 2000     April 1, 2000
April 27, 2000        $.2875        June 9, 2000       July 1, 2000
-------------------- -------------- ------------------ ------------------

Electric Operations

        Changes in the electric operations sales margins (including transactions with affiliates and excluding unbilled revenue) for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:

------------------------------ --------------------------------------- ----------------------------
                                         Three Months Ended           Six Months Ended
(Dollars in Millions)           2000      1999        Change     2000     1999       Change
------------------------------ -------- ----------------------- -------- -------- -----------------

Electric operating revenue     $319.8   $292.8   $27.0   9.2%   $614.1   $559.0   $55.1    9.9%
Less:  Fuel used in generation   72.7     72.3    0.4    0.6%    142.8    133.4     9.4    7.0%
           Purchased power       10.7     10.6    0.1    0.9%     17.4     14.3    3.1    21.7%
------------------------------ -------- ---------------         -------- -------- -------
Margin                         $236.4   $209.9   $26.5  12.6%   $453.9   $411.3   $42.6   10.4%
------------------------------ ======== ===============-------- ======== ======== ===============

        Electric operations sales margins increased for the three and s months ended June 30, 2000, when compared to the corresponding periods in 1999, primarily as a result of more favorable weather and customer growth.

Gas Distribution

        Changes in the gas distribution sales margins (including transactions with affiliates and excluding unbilled revenue) for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:

--------------------------------- ------------------------- -------------------------------------
                                        Three Months Ended                Six Months Ended
(Dollars in Millions)              2000      1999      Change       2000      1999      Change
--------------------------------- ---------------- ------------- -------- -------------------------

Gas distribution operating
   revenue                        $106.3    $44.3    $62.0    *    $361.9    $130.4    $231.5   *
 Less: Gas purchased for resale     66.2     29.0     37.2    *     218.9      78.1     140.8   *
 --------------------------------- ---------------- --------       -------- -------------------
Margin                            $ 40.1    $15.3    $24.8    *    $143.0    $ 52.3    $ 90.7   *
--------------------------------- ================ =========----- ======== =================== =====
* Greater than 100%

        Gas distribution sales margins for the three and six months ended June 30, 2000 increased from 1999 levels primarily as a result of the acquisition of PSNC (which contributed $28.2 million and $91.7 million to the change, respectively). The resulting decreases were primarily due to cooler weather in the second quarter, which was partially offset by customer growth.

Gas Transmission

        Changes in the gas transmission sales margins (including transactions with affiliates) for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:

-------------------------------- ---------------------------------------- ------------------------------------------
                                           Three Months Ended             Six Months Ended
(Dollars in Millions)             2000   1999         Change        2000     1999        Change
-------------------------------- ---------------- ------------------------- --------------------------

Gas transmission operating
   Revenue                       $98.7     $67.6    $31.1  46.0%    $215.7    $160.6    $55.1  34.3%
 Less: Gas purchased for resale   84.5     56.9     27.6   48.5%     186.6     137.4     49.2  35.8%
------------------------------- ---------------- ---------        ------------------- -------
Margin                           $14.2     $10.7    $ 3.5  32.7%   $  29.1   $  23.2    $ 5.9  25.4%
-------------------------------- ================ ========--------========= ================== =======

        Gas transmission sales margins for the three and six months ended June 30, 2000 increased from 1999 levels primarily as a result of improved industrial margins due to an improved competitive position relative to alternate fuels.

Energy Marketing

        Changes in the energy marketing sales margins for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:

------------------------------- ------------------------------------- ------------------------------------------
                                       Three Months Ended            Six Months Ended
(Dollars in Millions)             2000      1999   Change        2000      1999      Change
------------------------------- ---------------- ------------- ---------- -------- ------------------

Gas and electric sales revenue  $177.9   $60.0    $117.9    *  $394.0     $209.5   $184.5   88.1%
 Less: Gas and electricity
    purchased for resale         168.2    60.9     107.3    *   354.1      208.7    145.4   69.7%
------------------------------- ---------------- ---------     ---------- -------- --------
Margin                          $  9.7   $(0.9)   $ 10.6    *  $ 39.9     $  0.8   $ 39.1     *
------------------------------- ================= =========----========== ======== ======== =========
*Greater than 100%

        Energy marketing sales margins for the three and six months ended June 30, 2000 increased primarily as a result of improved margins in the Georgia retail natural gas market. See LIQUIDITY AND CAPITAL RESOURCES.

Other Operating Expenses

        Changes in other operating expenses for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:


-------------------------------- -------------------------------------- ----------------------------------------
                                        Three Months Ended                      Six Months Ended
(Dollars in Millions)             2000      1999         Change        2000       1999           Change
-------------------------------- -------- ------------------------- ---------- ---------- ------------------

Other operation and maintenance  $119.6    $ 97.7   $21.9    22.4%   $228.6     $193.8     $34.8    18.0%
Depreciation and amortization      52.8      42.1    10.7    25.4%    107.6       84.0      23.6    28.1%
Other taxes                        28.9      25.3     3.6    14.2%     58.2       52.4       5.8    11.1%
-------------------------------- -------- -----------------         ---------- ---------- --------
Total                            $201.3    $165.1   $36.2    21.9%   $394.4     $330.2     $64.2    19.4%
-
-------------------------------- ======== ================= ------- ========== ========== ======== =========

        Other operating expenses for the three and six months ended June 30, 2000 increased from 1999 levels primarily as a result of the acquisition of PSNC. This acquisition accounted for the following increases: Other operation and maintenance ($18.5 million and $35.0 million), Depreciation and amortization ($10.4 million and $20.9 million), and Other taxes ($1.7 million and $3.3 million).

        Apart from the PSNC acquisition, changes in other operating expenses for the three months ended June 30, 2000 compared to the corresponding period for 1999 were as follows: Other operation and maintenance expenses increased $3.4 million. This increase was primarily attributable to increased operating and maintenance costs for electric generation and distribution facilities ($5.4 million), and was partially offset by decreased operating expenses at Energy Marketing ($1.8 million). Depreciation and amortization expenses increased $0.3 million due to normal property additions, which was partially offset by a reduction in SCE&G's gas depreciation rates (See LIQUIDITY AND CAPITAL RESOURCES). Other taxes increased $1.9 million due to increased property taxes.

        Apart from the PSNC acquisition, changes in other operating expenses for the six months ended June 30, 2000 compared to the corresponding period for 1999 were as follows: Other operation and maintenance expense decreased $0.2 million. This decrease results from decreased operating expenses at Energy Marketing ($10.3 million), increased operating and maintenance cost for electric generation and distribution facilities ($10.6 million), and other. Depreciation and amortization expenses increased $2.7 million due to normal property additions, which was partially offset by a reduction in SCE&G's gas depreciation rates retroactive to January 1, 2000 (See LIQUIDITY AND CAPITAL RESOURCES). Other taxes increased $2.5 million due to increased property taxes.

Interest Expense

        Interest expense, excluding the debt component of AFC, for the three and six months ended June 30, 2000 increased approximately $19.5 million and $39.3 million, respectively, when compared to the corresponding periods in 1999. Approximately $4.6 million and $9.7 million was attributable to PSNC debt assumed by the Company during the acquisition. The remaining increase was primarily due to the issuance of debt in the first quarter of 2000 to complete the acquisition of PSNC.

Income Taxes

        Income taxes for the three and six months ended June 30, 2000 increased approximately $6.5 million and $34.8 million, respectively, when compared to the corresponding periods in 1999. These increases are primarily due to the changes in operating income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by the Company described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                                  June 30, 2000
                                                         Expected Maturity Date
                                    -------- ------- -------------------------------- ---------- ----------------------
                                                          (Dollars in Millions)
                                                                                       There-                  Fair
Liabilities                          2000     2001     2002       2003       2004       after      Total      Value
                                    -------- ------- ---------- ---------- ---------- ---------- ---------- -----------

Long-Term Debt:
Fixed Rate ($)                        34.2    38.0      36.9       296.8     186.3     1,426.1    2,018.3    1,730.7
Average Fixed Interest Rate (%)       7.15    7.31      7.22        6.38      7.58        7.37       7.23
Variable Rate ($)                    150.0     -       550.0      150.0        -          -         850.0      850.0
Average Variable Interest Rate (%)    6.56     -        7.12       7.02        -          -          7.00

                                                              June 30, 1999
                                                         Expected Maturity Date
                                   --------- ------- -------------------------------- ---------- ----------------------
                                                          (Dollars in Millions)
                                                                                       There-                  Fair
Liabilities                          1999     2000     2001       2002       2003       after      Total      Value
                                   --------- ------- ---------- ---------- ---------- ---------- ---------- -----------

Long-Term Debt:
Fixed Rate ($)                       87.9     363.5    27.5       27.5        284.4    1,265.8    2,056.6    1,969.2
Average Fixed Interest Rate (%)      6.93      5.77    6.86       6.86         6.29       7.35       7.00

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has invested in a telecommunications company approximately $40 million for 11.875% senior discount notes due 2007. The fair value of these notes approximates their carrying value. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax, to other comprehensive income.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement/strike prices are per 10,000 mmbtu.

               As of June 30, 2000                  Expected Maturity in 2000                           Expected
Maturity in 2001
                           Weighted Avg        Contract      Fair     Weighted Avg        Contract      Fair
                           Settlement Price     Amount      Value     Settlement Price     Amount       Value
--------------------------------------------- ----------- ----------- ------------------ ----------- ------------
Natural Gas Derivatives:             (Millions of Dollars)                            (Millions of Dollars)

Future Contracts:
   Long                         $4.481          $25.6       $26.8          $4.141           $1.8        $2.3
   Short                        $4.536          $ 2.2       $ 3.7             -              -            -
SET Futures Contracts (1):
   Long                            -              -           -               -              -            -
   Short                        $4.476          $ 0 .4      $ 0 .6            -              -            -
--------------------------------------------- ----------- ----------- ------------------ ----------- ------------


Natural Gas Derivatives:                       Weighted Avg Strike Price                   Contract Amount
---------------------------------------- -------------------------------------- --------------------------------------
                                                                                        (Millions of Dollars)

Options:
  Purchased call (long)                                 $2.577                                  $4.4
  Sold call (short)                                     $2.593                                  $3.4
---------------------------------------- -------------------------------------- --------------------------------------


         As of June 30, 1999                  Expected Maturity in 1999                             Expected Maturity
in 2000
                               Weighted Avg        Contract      Fair     Weighted Avg        Contract      Fair
                               Settlement Price     Amount      Value     Settlement Price     Amount       Value
------------------------------ ------------------ ----------- ----------- ------------------ ----------- ------------
Natural Gas Derivatives:                 (Millions of Dollars)                            (Millions of Dollars)

Future Contracts:
   Long                             $2.529          $21.2       $25.1          $2.693          $11.2        $12.7
   Short                            $2.523          $ 9.0       $ 9.4          $2.726          $ 2.5        $ 2.5
SET Futures Contracts (1):
   None
------------------------------ ------------------ ----------- ----------- ------------------ ----------- ------------

 (1) SCANA Energy Trading, LLC (SET) is a 70% owned subsidiary of SCANA Energy Marketing, Inc. Amounts shown are at 100%.

     Equity price risk - Investments in telecommunications companies' marketable equity securities are carried at their market value of $723.4 million. A ten percent decline in market value would result in a $72.3 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION


Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                                   (Unaudited)

-----------------------------------------------------------------------------------------------------------

June 30,                December 31,
                                                                        2000                  1999
------------------------------------------------------------------------------------ -----------------------
Assets                                                                     (Millions of Dollars)
Utility Plant:
    Electric                                                           $4,357                $4,337
    Gas                                                                    393                   392
    Other                                                                  182                   191
------------------------------------------------------------------------------------ -----------------------
        Total                                                            4,932                 4,920
    Less accumulated depreciation and amortization                       1,669                 1,611
------------------------------------------------------------------------------------ -----------------------
        Total                                                            3,263                 3,309
    Construction work in progress                                          212                   149
    Nuclear fuel, net of accumulated amortization                           57                    43
------------------------------------------------------------------------------------ -----------------------
        Utility Plant, Net                                              3,532                  3,501
------------------------------------------------------------------------------------ -----------------------

Nonutility Property and Investments, net of accumulated
    depreciation                                                            23                    19
----------------------------------------------------------------------------------- -----------------------

Current Assets:
    Cash and temporary cash investments                                     43                    78
    Receivables (including unbilled revenues)                              235                   195
    Inventories (at average cost):
        Fuel                                                                27                   30
        Materials and supplies                                              45                   48
    Prepayments                                                             16                    8
    Deferred income taxes                                                   16                   16
----------------------------------------------------------------------------------- -----------------------
        Total Current Assets                                              382                   375
----------------------------------------------------------------------------------- -----------------------

Deferred Debits:
    Emission allowances                                                     28                   31
    Environmental                                                           21                   24
    Nuclear plant decommissioning fund                                      68                   64
    Pension asset, net                                                     163                  144
    Other regulatory assets                                                151                  164
    Other                                                                   88                   82
----------------------------------------------------------------------------------- -----------------------
        Total Deferred Debits                                              519                   509
----------------------------------------------------------------------------------- -----------------------
            Total                                                       $4,456                $4,404
=================================================================================== =======================





                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                           CONSOLIDATED BALANCE SHEETS
                    As of June 30, 2000 and December 31, 1999
                                   (Unaudited)


--------------------------------------------------------------------------------------- -------------------- -------------------
                                                                                             June 30,           December 31,
                                                                                               2000                 1999
--------------------------------------------------------------------------------------- -------------------- -------------------
Capitalization and Liabilities                                                                   (Millions of Dollars)
Stockholders' Investment:
    Common equity                                                                             $1,611                $1,558
    Preferred stock (not subject to purchase or sinking funds)                                     106                  106
--------------------------------------------------------------------------------------- -------------------- -------------------
        Total Stockholders' Investment                                                          1,717                1,664
Preferred Stock, net (subject to purchase or sinking funds)                                         11                   11
SCE&G-Obligated   Mandatorily   Redeemable   Preferred   Securities  of  SCE&G's
    Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                                               50                   50
Long-Term Debt, net                                                                             1,269                1,121
--------------------------------------------------------------------------------------- -------------------- -------------------
          Total Capitalization                                                                  3,047                2,846
--------------------------------------------------------------------------------------- -------------------- -------------------

Current Liabilities:
    Short-term borrowings                                                                          136                  213
    Current portion of long-term debt                                                               28                  128
    Accounts payable                                                                                75                   78
    Accounts payable - affiliated companies                                                         26                   33
    Customer deposits                                                                               16                   17
    Taxes accrued                                                                                   69                   60
    Interest accrued                                                                                22                   22
    Dividends declared                                                                              35                   28
    Other                                                                                           10                   10
--------------------------------------------------------------------------------------- -------------------- -------------------
          Total Current Liabilities                                                                417                  589
--------------------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits:
    Deferred income taxes                                                                          574                 560
    Deferred investment tax credits                                                                106                 108
    Reserve for nuclear plant decommissioning                                                       68                   64
    Postretirement benefits                                                                        102                   98
    Regulatory liabilities                                                                          68                  59
    Other                                                                                           74                  80
--------------------------------------------------------------------------------------- -------------------- -------------------
          Total Deferred Credits                                                                  992                  969
--------------------------------------------------------------------------------------- -------------------- -------------------
                Total                                                                         $4,456               $4,404
======================================================================================= ==================== ===================

See Notes to Consolidated Financial Statements.



                                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                     For the Periods Ended June 30, 2000 and 1999
                                                      (Unaudited)

-------------------------------------------------------------------- ------------------------ ---------------------------
                                                                       Three Months Ended          Six Months Ended
                                                                            June 30,                   June 30,
                                                                       2000         1999          2000          1999
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
                                                                       (Millions of Dollars, Except Per Share Amounts)

Operating Revenues:
    Electric                                                           $320         $293          $614          $559
    Gas                                                                   51           45          151           130
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
        Total Operating Revenues                                         371         338           765           689
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Operating Expenses:
    Fuel used in electric generation                                      55           55          112            99
    Purchased power (including affiliated purchases)                      37           37            67           66
    Gas purchased from affiliate  for resale                              39           29          100            78
    Other operation  and maintenance                                      81           76          154           143

    Depreciation and amortization                                         39           38            79           76
    Other taxes                                                           24           23           50            47
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
        Total Operating Expenses                                         275         258           562          509
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Operating Income                                                          96          80           203          180
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Other Income, including allowance for equity funds
           used during construction                                        2            3            8            5
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Interest Charges, Income Taxes
    and Preferred  Stock Dividends                                       98            83         211           185
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Interest Charges (Credits):
    Interest expense on long-term debt                                    25           24           49           47
    Other interest expense, including allowance for borrowed
       funds used during construction                                      1            1            3            3

-------------------------------------------------------------------- ---------- ------------- ------------- -------------
        Total Interest Charges, Net                                       26           25           52           50
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Income Taxes and Preferred Stock Dividends                  72              58      159            135
Income Taxes                                                              27           20           58           48
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Preferred Dividend Requirements
    on Mandatorily Redeemable Preferred Securities                        45          38          101            87
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                            1            1            2           2
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Income Before Cumulative Effect of Accounting Change                      44          37            99           85
Cumulative Effect of Accounting Change, net of taxes  (Note 2)              -          -             22          -
-------------------------------------------------------------------- ---------- ------------- ------------- -------------

Net Income                                                                44          37           121           85
Preferred Stock Cash Dividends (At stated rates)                           (2)         (2)           (4)         (4)
-------------------------------------------------------------------- ---------- ------------- ------------- -------------
Earnings Available for Common Stock                                       42          35            117          81
Retained Earnings at Beginning of Period                                 593         501            550          491
Common Stock Cash Dividends Declared                                     (32)        (36)           (64)         (72)
==================================================================== ========== ============= ============= =============
Retained Earnings at End of Period                                     $603         $500          $603          $500
==================================================================== ========== ============= ============= =============

See Notes to Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  For the Periods Ended June 30, 2000 and 1999
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                               Six Months Ended
                                                                   June 30,
                                                                 2000     1999
--------------------------------------------------------------------------------

(Millions of Dollars)
Cash Flows From Operating Activities:
   Net income                                                    $121     $ 85
      Adjustments to reconcile net income to net
       cash provided from operating activities:
          Cumulative effect of accounting change                  (22)       -
          Depreciation and amortization                            80       77
          Amortization of nuclear fuel                             10        7
          Deferred income taxes, net                               14       15
          Pension asset                                           (19)     (13)
          Post retirement benefits                                  4        6
          Other regulatory assets                                  11       10
          Other regulatory liabilities                              9        4
          Allowance for funds used during construction             (3)      (4)
          Over (under) collections, fuel adjustment clauses        11        -
          Changes in certain current assets and liabilities:
              (Increase) decrease in receivables                  (18)      13
              (Increase) decrease in inventories                    6        -
              Increase (decrease) in accounts payable             (10)     (33)
              Increase (decrease) in taxes accrued                  9      (17)
          Other, net                                              (29)     (51)
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities                174       99
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
       Utility property additions and construction
        expenditures, net of AFC                                 (113)    (116)
        Other property and investments                             (4)       -
-------------------------------------------------------------------------------
       Net Cash Used For Investing Activities                    (117)    (116)
-------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                         148       99
     Repayments:
          First Mortgage Bonds                                   (100)       -
          Other long-term debt                                     (2)      (3)
     Dividend payments:
         Common stock                                             (57)     (72)
         Preferred stock                                           (4)      (4)
     Short-term borrowings, net                                   (77)     (30)
     Fuel and emission allowance financings, net                   -        15
-------------------------------------------------------------------------------
     Net Cash Provided From (Used For) Financing Activities       (92)       5
-------------------------------------------------------------------------------

Net Decrease In Cash And Temporary Cash Investments              (35)      (12)
Cash And Temporary Cash Investments At January 1                  78        36
================================================================================
Cash And Temporary Cash Investments At June 30                 $  43     $  24
================================================================================

Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest
                     of $2 for 2000 and 1999)                   $  50      $ 48
                           - Income taxes                          17        18

See Notes to Consolidated Financial Statements.

                                         SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     June 30, 2000
                                                      (Unaudited)

         The  following  notes should be read in  conjunction  with the Notes to
Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 1999. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2 and 3, which are necessary for a fair statement of the results for the interim periods reported.

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards No. 71 (SFAS 71). The accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of June 30, 2000, approximately $173 million and $68 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $121 million and $43 million, respectively. The electric and gas regulatory assets (excluding deferred income tax assets) of approximately $25 million and $26 million, respectively, are being recovered through rates, and the Public Service Commission of South Carolina (PSC) has approved accelerated recovery of approximately $3 million of the electric regulatory assets. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period that a write-off would be required, but it is not expected that cash flows or financial position would be materially affected.

           B. Recently Issued Accounting Bulletin

       The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Bulletin, which will be implemented by the Company by the fourth quarter of 2000, provides the SEC's staff views in applying generally accepted accounting principles to selected revenue recognition issues. The Company does not expect the adoption of this Bulletin to have a material impact on the Company's results of operations, cash flows or financial position.

       C.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the 2000 presentation.

2.   Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $22 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service received, but that has not yet been billed, as of the end of the accounting period. Previously these revenues were recognized as operating revenues as customers were billed.

        If this method had been applied retroactively, net income would have been $42 million and $107 million for the three and six months ended June 30, 1999, respectively, compared to $37 million and $85 million as previously reported.

3.   RATE MATTERS

        On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the subsequent year. The accelerated capital recovery plan will be accomplished through existing customer rates.

        In September 1992 the PSC issued an order granting the Company a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order, the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. The Company has appealed these two PSC orders to the Circuit Court where they are awaiting action.

4.  RETAINED EARNINGS

       The Restated Articles of Incorporation of the Company and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock.

       In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2000, approximately $31 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5.   CONTINGENCIES

       With respect to commitments at June 30, 2000, reference is made to Note 10 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999.
       Contingencies at June 30, 2000 are as follows:

       A. Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of the V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

        The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies covering the nuclear facility for property damage, excess property damage and outage costs permit assessment under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $8.1 million.

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

        B.  Environmental

        The Company has an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. The Company has also recovered portions of its environmental liabilities through settlements with various insurance carriers. The Company has recovered all amounts previously deferred for its electric operations. The Company expects to recover all deferred amounts related to its gas operations by December 2005. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $20.2 million at June 30, 2000. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston, and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. The Company estimates that the Record of Decision will result in costs of approximately $13.3 million, of which approximately $4 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Order is temporarily stayed pending further negotiations between the Company and the EPA. However, the Company submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

          In October 1996 the City of Charleston and the Company settled all environmental claims the City may have had against the Company involving the Calhoun Park area for a payment of $26 million over four years (1996-1999) by the Company to the City. The Company is recovering the amount of the settlement, which does not encompass site assessment and cleanup costs, through rates in the same manner as other amounts accrued for site assessments and cleanup. As part of the environmental settlement, the Company constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized but is not to exceed $16.9 million, the maximum expected project cost.

     o The Company owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with the South Carolina Department of Health and Environmental Control (DHEC) pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion and a covenant not to sue. The Company is continuing to investigate the other two sites, and is monitoring the nature and extent of residual contamination.

6.  SEGMENT OF BUSINESS INFORMATION

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

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

--------------------------------- ----------------------------------------------
Three months ended      Electric      Gas       All   Adjustments/ Consolidated
  June 30, 2000        Operations Distribution Other  Eliminations     Total
--------------------------------- ----------------------------------------------

External  Revenue        $320        $51        -          -          $371
Intersegment Revenue        51        -         -       $(51)           -
Operating Income (Loss)     99       (2)        -         (1)           96
---------------------------- ---------- ------------ ------ -------------- -----


--------------------------------- ----------------------------------------------
Three months ended      Electric      Gas        All  Adjustments/ Consolidated
  June 30, 1999        Operations Distribution  Other Eliminations     Total
--------------------------------- ----------------------------------------------

External Revenue          $293        $45        -         -          $338
Intersegment Revenue        52          -        -      $(52)           -
Operating Income (Loss)     82        (1)        -        (1)           80
--------------------------------- ----------------------------------------------


------------------------------- ------------ -----------------------------------
Six months ended      Electric      Gas        All   Adjustments/ Consolidated
 June 30, 2000       Operations Distribution  Other  Eliminations     Total
------------------------------- ------------ -----------------------------------

External  Revenue      $614       $151          -           -         $765
Intersegment Revenue    106          -          -       $(106)          -
Operating Income        185         21          -          (3)         203
------------------------------------------- -----------------------------------


--------------------------------- ----------------------------------------------
 Six months ended     Electric        Gas       All   Adjustments/ Consolidated
  June 30, 1999      Operations   Distribution Other  Eliminations     Total
--------------------------------- ----------------------------------------------

External Revenue        $559         $130       -          -          689
Intersegment Revenue      96           -        -      $ (96)           -
Operating Income         161           20       -         (1)         180
--------------------------------- ----------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 1999.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) the management of SCE&G's operations, (6) variations in prices of natural gas and fuels used for electric generation, (7) growth opportunities, (8) the results of financing efforts, (9) changes in SCE&G's accounting policies, (10) weather conditions in areas served by SCE&G, (11) inflation, (12) exposure to environmental issues and liabilities,
(13) changes in environmental regulations and (14) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the Securities and Exchange Commission. SCE&G disclaims any obligation to update any forward-looking statements.

               MATERIAL CHANGES IN CAPITAL RESOURCES AND LIQUIDITY
                             SINCE DECEMBER 31, 1999

LIQUIDITY AND CAPITAL RESOURCES

       On July 18, 2000 the South Carolina Public Service Commission (PSC) approved a 16.8 percent increase in natural gas prices charged by SCE&G. The increase became effective on August 1, 2000.

       On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and will result in a reduction in annual depreciation expense of approximately $2.9 million.

       On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan will be implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G will increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year could be carried forward for possible use in the succeeding year. The accelerated capital recovery plan will be accomplished through existing customer rates.

        On August 7, 1996 the City of Charleston executed 30-year electric and gas franchise agreements with SCE&G. In consideration for the electric franchise agreement, SCE&G is paying the City $25 million over seven years (1996 through
2002) and has donated to the City the existing transit assets in Charleston. The $25 million is included in electric plant-in-service. In settlement of environmental claims the City may have had against SCE&G involving the Calhoun Park area, where SCE&G and its predecessor companies operated a manufactured gas plant until the 1960's, SCE&G paid the City $26 million over a four-year period (1996 through 1999). As part of the environmental settlement, SCE&G constructed an 1,100 space parking garage on the Calhoun Park site (construction was completed in April 2000) and transferred the facility to the City in exchange for a 20-year municipal bond backed by revenues from the parking garage and a mortgage on the parking garage. The total amount of the bond is still being finalized, but is not to exceed $16.9 million, the maximum expected project cost.

        The following table summarizes how SCE&G generated funds for its utility property additions and construction expenditures during the six months ended June 30, 2000 and 1999:

--------------------------------------------------------------------------------
                                                         Six Months Ended
                                                             June 30,
                                                         2000       1999
------------------------------------------------------------------ ------------
                                                         (Millions of Dollars)

Net cash provided from operating activities              $174      $ 99
Net cash provided from (used for)
  financing activities                                    (92)        5
Cash and temporary cash investments
  available at the beginning of the period                 78        36
--------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures                 $160     $140
--------------------------------------------------------------------------
Funds used for utility property additions and
  construction expenditures, net of
  noncash allowance for funds used during construction    $113     $116
--------------------------------------------------------------------------
Funds used for nonutility property additions
   and investments                                         $ 4     $ -
==========================================================================

       On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

        SCE&G anticipates that the remainder of its 2000 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term debt. The timing and amount of such financings will depend upon market conditions and other factors. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next twelve months and for the foreseeable future. The ratio of earnings to fixed charges for the twelve months ended June 30, 2000 was 4.22.

Regional Transmission Organization

         On February 9, 2000 the Federal Energy Regulatory Commission (FERC) issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans by October 16, 2000 for the possible formation of a regional transmission organization (RTO). On July 18, 2000 SCE&G and two other southeastern electric utilities (the three utilities) announced plans to create GridSouth, LLC. When formed, GridSouth will function as an independent regional transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. The three utilities plan to file a plan with FERC later this year regarding formation of GridSouth.

Environmental Matters

     In July 2000 the Environmental Protection Agency (EPA) sent the Company a request seeking information on SCE&G's repair and maintenance of its coal-fired plants since 1978. This is part of the EPA's New Source Review (NSR) enforcement initiative, in which the EPA claims that utilities and others have committed widespread violations of the Clean Air Act permitting requirements for the past quarter century. In November 1999 the EPA filed suit against seven utilities and issued an administrative order to Tennessee Valley Authority alleging numerous NSR permitting violations. The EPA's allegations run counter to previous EPA guidance regarding the applicability of the NSR permitting requirements. SCE&G, along with several other utilities, has routinely undertaken the type of repair, replacement and maintenance projects that the EPA now claims are illegal. A suit has not been instituted against SCE&G, and while it is too early to predict any potential EPA action, SCE&G believes that all of its electric generation units are properly permitted and have been properly maintained. Because this matter is in its most preliminary stage with respect to SCE&G, management cannot estimate the effects of these matters on future consolidated results of operations or financial position.

         In October 1998, the EPA issued a final ruling on regional ozone control that requires revised State Implementation Plans (SIPs) for 22 eastern states and the District of Columbia. This EPA ruling was challenged in court by various states, industry and other interests, including the state of South
Carolina. In March 2000, the court upheld most aspects of the EPA's rule. Petitioners asked the court to rehear the case and overturn the March decision, but in June the court declined to rehear the case and lifted its earlier stay of the states' obligation to revise their SIPs. Industry and State petitioners have not decided at this time what additional review they may seek.

         The EPA has undertaken other ozone-related actions having virtually identical goals to its October 1998 action. These actions have likewise been challenged in court by the same or similar parties. The final resolution of the October 1998 action is expected to resolve these other ozone-related actions as well. The South Carolina Department of Health and Environmental Control (DHEC) is considering methods by which to reduce utility emissions of nitrogen oxide. The date for a final state rulemaking is uncertain, but will be likely in 2001. SCE&G will undertake additional nitrogen oxide control projects during 2000 and 2001, at a cost of approximately $100 million as an interim step to address possible contributions to ozone formation in South Carolina. Depending on the resolution of these matters, costs to SCE&G may reach $190 million to meet the full requirements of the 1998 Ozone ruling expenditures for these projects will be capitalized, and are expected to be completed by 2003.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2000
                AS COMPARED TO THE CORRESPONDING PERIODS IN 1999

Earnings and Dividends

         Net income for the three and six months ended June 30, 2000 and 1999 were as follows:

                               Three Months Ended        Six Months Ended
(Millions of Dollars)       2000     1999    Change    2000     1999     Change
--------------------------------------------------------------------------------

Net income derived from:
     Operations             $44.3    $36.5    $7.8    $ 98.5    $84.3     $14.2
     Change in accounting     -        -       -        22.3      -        22.3
--------------------------------------------------------------------------------
     Total net              $44.3    $36.5    $7.8    $120.8    $84.3     $36.5
income
================================================================ ========== ====

         Net income from operations increased $7.8 million and $14.2 million for the three and six months ended June 30, 2000, respectively, when compared to the corresponding periods in 1999. This was primarily attributable to improved electric margins ($15.8 million and $25.3 million), and was partially offset by increased income taxes ($6.2 million and $10.8 million) and other operating expenses.

         Earnings from a change in accounting resulted from recording of unbilled revenue (See Note 2 of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS).

         Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 2% of income before income taxes for the three and six months ended June 30, 2000 and 1999.

         SCE&G's Board of Directors authorized payment of dividends on common stock held by SCANA, as follows:

------------------- ----------------- ------------------- ----------------------
Declaration         Dividend          Quarter             Payment
Date                Amount            Ended               Date
------------------- ----------------- ------------------- ----------------------
February 17, 2000   $32.0 million     March 31, 2000      April 1, 2000
April 27, 2000      $32.0 million     June  30, 2000      July 1, 2000
------------------- ----------------- ------------------- ----------------------

Electric Operations

           Changes in the electric operations sales margins (including transactions with affiliates and excluding unbilled revenue) for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:

----------------------------------------------------------------------- ---------------------------
                                      Three Months Ended                Six Months Ended
(Dollars in Millions)             2000    1999      Change       2000     1999        Change
---------------------------------------------------------------------------------------------------

Electric operating revenue       $319.8  $292.9  $26.9   9.2%    $614.1   $559.1  $55.0     9.8%
Less:  Fuel used in generation     55.2    54.4    0.8   1.5%     112.2     99.0   13.2    13.3%
          Purchased power          37.6    37.1    0.5   1.3%      66.6     65.8    0.8     1.2%
-------------------------------------------------------        --------------------------
Margin                           $227.0  $201.4  $25.6  12.7%    $435.3   $394.3  $41.0    10.4%
-------------------------------========================--------===================================

           Electric operations sales margins increased for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, primarily as a result of more favorable weather and customer growth.

Gas Distribution

           Changes in the gas distribution sales margins (excluding unbilled revenue) for the three and six months ended June 30, 2000, when compared to the corresponding periods in 1999, were as follows:

----------------------------------------------------------------------------------------------
                                    Three Months Ended               Six Months Ended
(Dollars in Millions)           2000      1999     Change        2000    1999      Change
----------------------------------------------------------- -------- -------- ----------------

Gas operating  revenue          $51.0   $44.6  $ 6.4    14.3%   $151.5   $130.4  $21.1   16.2%
 Less: Gas purchased for resale  38.6    29.3    9.3    31.7%    100.3     78.1  22.2    28.4%
-------------------------------------------------------        -------- ----------------
Margin                          $12.4   $15.3  $(2.9)  (19.0%)  $ 51.2   $ 52.3  $(1.1)  (2.1%)
-------------------------------========================------- ======== =======================

     Gas distribution sales margins for the three and six months ended June 30, 2000 decreased from the corresponding periods in 1999 primarily as a result of cooler weather in the second quarter, which was partially offset by customer growth.

 Other Operating Expenses

     Changes in other operating expenses for the three and six months ended June 30, 2000 when compared to the corresponding periods in 1999, were as follows:

---------------------------------------------------------------------------------------------------
                                          Three Months Ended              Six Months Ended
(Dollars in Millions)              2000     1999        Change       2000       1999      Change
------------------------------------------ ---------------------- ----------- --------- -----------

Other operation  and maintenance  $ 80.8   $ 75.4   $5.4   7.2%     $154.2    $143.6    $10.6   7.4%
Depreciation and amortization       38.9      0.6   1.6%   79.2       76.4       2.8     3.7%  38.3
Other taxes                         24.4      1.6   7.0%   49.6       47.4       2.2     4.6%  22.8
------------------------------------------ ---------------        ----------- --------- ------
Total                             $144.1   $136.5   $7.6   5.6%     $283.0     $267.4   $15.6   5.8%
---------------------------------========= ===============------- ======= ========= ================

     Other operation and maintenance expenses for the three and six months ended June 30, 2000 increased from 1999 levels primarily as a result of increased operating and maintenance costs for electric generation and distribution facilities. The increase in depreciation and amortization expenses resulted from normal property additions, and is partially offset by a reduction in gas depreciation rates retroactive to January 1, 2000 (See LIQUIDITY AND CAPITAL RESOURCES).

Income Taxes

     Income taxes for the three and six months ended June 30, 2000 increased approximately $6.2 million and $10.8 million, respectively, when compared to the corresponding periods in 1999. These increases are primarily due to the changes in operating income.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by SCE&G described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations, the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

                                                        June 30, 2000
                                                    Expected Maturity Date
                          ----------------- ------------------------ ----------------
                                             (Dollars in Millions)
                                                             There-            Fair
Liabilities               2000   2001  2002   2003   2004    after    Total    Value
                          -------------------------------------------------- ----------

Long-Term Debt:
Fixed Rate ($)             2.5   27.5  27.6  129.5   123.9  1,083.0  1,394.0  1,282.7
Average Interest Rate (%) 6.53   6.73  6.73   6.37   7.52      7.55     7.40


                                                        June 30, 1999
                                                    Expected Maturity Date
                         ------- ------------------------------- ------------------------
                                               (Dollars in Millions)
                                                              There-            Fair
Liabilities                1999   2000   2001   2002  2003    after    Total    Value
                         ------- -------------------------------------------------------

Long-Term Debt:
Fixed Rate ($)             10.5   195.1  22.6   22.6  124.5  1,043.4  1,418.7  1,456.4
Average Interest Rate (%)  6.17    5.90  6.72   6.72   7.56     7.55     7.29

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

                                              PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 2 "Rate Matters," appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Note 7 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Note 2 "Rate Matters, " appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 1999, and Note 5 "Contingencies" of Notes to Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Item 4. Submission of Matters to a Vote of Security-Holders (not applicable for South Carolina Electric & Gas Company)

         The Annual Meeting of Shareholders of SCANA Common Stock (No Par Value) was held on April 27, 2000. The following matters were voted upon at the meeting.

         1, 2 and 3. To elect eight (8) directors for the terms specified in the Proxy Statement.

                                       Number of  Shares     Total
                       Number of Shares     Voting to       Shares
   Nominee              Voting  For    Withhold Authority   Voted

 James A. Bennett        89,976,081    1,617,421           91,593,502
 William C. Burkhardt    89,986,860    1,606,642           91,593,502
 Lynne M. Miller         90,003,639    1,589,863           91,593,502
 Maceo K. Sloan          90,000,473    1,593,029           91,593,502
 William B. Timmerman    86,983,138    4,610,364           91,593,502
 John L. Skolds          89,438,507    2,154,995           91,593,502
 G. Smedes York          89,519,483    2,074,019           91,593,502
 Charles E. Zeigler, Jr. 89,362,363    2,231,139           91,593,502

         4.  To approve the SCANA Long-Term Equity Compensation Plan.

                                                     Number
                                                   of  Shares

                                For                 70,895,654
                                Against             18,961,433
                                Abstain              1,736,415
                                Total               91,593,502

Percent of FOR votes of those shares actually voting for this proposal:  77.40%

         5. To approve the appointment of Deloitte & Touche LLP as independent accountants for the Company.

                                                       Number
                                                     of  Shares

                                For                   90,257,260
                                Against                  886,378
                                Abstain                  449,864
                                Total                 91,593,502

Percent of FOR votes of those shares actually voting for this proposal:  98.54%

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

         B. Reports on Form 8-K during the second quarter 2000 were as follows:

                None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                         SCANA CORPORATION

(Registrant)




August 11, 2000                          By: s/M. R. Cannon
                                             M.R. Cannon
                                             Controller
                                             (Principal accounting officer)

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



                                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                 (Registrant)




August 11, 2000                     By:   s/Mark R. Cannon
                                          Mark R. Cannon
                                          Controller
                                         (Principal accounting officer)

                                  EXHIBIT INDEX

           Applicable to
Exhibit     Form 10-Q of
No.    SCANA   SCE&G  Description

2.01     X      X  Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North Carolina, Incorporated, SCANA
                   Corporation , New Sub I, Inc. and New Sub II, Inc. (Filed as
                   Exhibit 2.1 to Registration Statement No. 333-78227)

3.01     X         Restated Articles of Incorporation of SCANA as adopted on
                   April 26, 1989 (Filed as Exhibit 3-A to Registration
                   Statement No. 33-49145)

3.02            X  Restated Articles of Incorporation of SCE&G, as adopted on
                   December 15, 1993 (Filed as Exhibit 3.01 to Registration Statement No. 333-86387)

3.03      X        Articles of Amendment of SCANA, dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421)

3.04            X  Articles of Amendment of SCE&G, dated June 7, 1994 filed
                   June 9, 1994 (Filed as Exhibit 3.02 to Registration Statement No. 333-86387)

3.05            X  Articles of Amendment of SCE&G, dated November 9, 1994 (Filed as Exhibit 3.03 to Registration Statement No. 333-86387)

3.06            X  Articles of Amendment of SCE&G, dated December 9, 1994
                  (Filed as Exhibit 3.04 to Registration Statement No.333-86387)

3.07            X  Articles of Correction of SCE&G, dated January 17, 1995
                  (Filed as Exhibit 3.05 to Registration Statement No.333-86387)

3.08            X  Articles of Amendment of SCE&G, dated January  13, 1995 and filed January 17, 1995 (Filed as Exhibit 3.06 to Registration Statement No. 333-86387)

3.09            X  Articles of Amendment of SCE&G, dated March 30, 1995 (Filed as Exhibit 3.07 to Registration Statement No. 333-86387)

3.10            X  Articles of Correction of SCE&G - Amendment to Statement
                   filed March 31, 1995, dated December 13, 1995 (Filed as
                   Exhibit 3.08 to Registration Statement No. 333-86387)

3.11            X  Articles of Amendment of SCE&G, dated December 13, 1995
                  (Filed as Exhibit 3.09 to Registration Statement No.333-86387)

3.12            X  Articles of Amendment of SCE&G, dated February 18, 1997
                  (Filed as Exhibit 3-L to Registration Statement No. 333-24919)

3.13            X  Articles of Amendment of SCE&G, dated February 21, 1997
                   (Filed as Exhibit 3.11 to Registration Statement No.
                   333-86387)

3.14            X  Articles of Amendment of SCE&G, dated April 22, 1997 (Filed as Exhibit 3.12 to Registration Statement No. 333-86387)

           Applicable to
Exhibit      Form 10-Q of
No.    SCANA   SCE&G  Description

3.15              X   Articles of Amendment of SCE&G, dated April 9, 1998 (Filed as Exhibit 3.13 to Registration Statement No. 333-86387)

3.16              X   Articles of Amendment of SCE&G, dated May 19, 1999 (Filed
                      as Exhibit 3.16 to Form 10-K for the year ended December
                      31, 1999)

3.17              X   Articles of Amendment of SCE&G, dated August 13, 1999
                      (Filed as Exhibit 3.17 to Form 10-K for the year ended
                      December 31, 1999)

3.18              X   Articles of Amendment of SCE&G, dated March 1, 2000 (Filed as Exhibit 3.18 to Form 10-K for the year ended December
                      31, 1999)

3.19      X           By-Laws of SCANA as revised and amended on February 22,
                      2000 (Filed as Exhibit 3.19 to Form 10-K for the year ended December 31, 1999)

3.20              X   By-Laws of SCE&G as amended and adopted on  February 22,
                      2000 (Filed as Exhibit 3.20 to Form 10-K for the year ended December 31, 1999)

4.01          X             Articles of Exchange of South Carolina Electric and
                            Gas Company and SCANA Corporation (Filed as Exhibit
                            4-A to Post-Effective Amendment No. 1 to
                            Registration Statement No. 2-90438)

4.02          X             Indenture dated as of November 1, 1989 between SCANA
                            Corporation and The Bank of New York, as Trustee
                            (Filed as Exhibit 4-A to Registration Statement No.
                            33-32107)

4.03          X      X      Indenture dated as of January 1, 1945, between the
                            South Carolina Power Company  and Central
                            Hanover Bank and Trust, as Trustee, as supplemented by Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as
                            Exhibit 2-B to Registration Statement No. 2-26459)

4.04          X      X      Fourth Supplemental Indenture dated as of April 1,
                            1950, to Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture
                            Filed as Exhibit 2-C to Registration Statement No.
                            2-26459)

4.05          X      X      Fifth through Fifty-third Supplemental Indenture
                            referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose filenumbers are set forth below:

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

Exhibit
No.

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

4.06           X     X     Indenture dated as of April 1, 1993 from South
                           Carolina Electric & Gas Company to NationsBank of
                           Georgia, National Association (Filed as Exhibit 4-F to Registration Statement No. 33-49421)

4.07           X     X     First Supplemental Indenture to Indenture  referred
                           to in Exhibit 4.07 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No.33-49421)

4.08           X     X     Second Supplemental Indenture to Indenture referred
                           to in Exhibit  4.07 dated as of June  15, 1993
                           (Filed as Exhibit 4-G to Registration Statement No.
                           33-57955)

            Applicable to
Exhibit      Form 10-Q of
No.        SCANA   SCE&G  Description
4.09           X     X      Trust Agreement for SCE&G Trust I (Filed as
                            Exhibit 4-G to SCE&G Form 10-K for the year ended December 31, 1997)

4.10           X     X      Certificate of Trust for SCE&G Trust I (Filed
                            as Exhibit 4-H to SCE&G Form 10-K for the year ended December 31, 1997)

4.11           X     X      Junior Subordinated Indenture for SCE&G Trust
                            I (Filed as Exhibit 4-I to SCE&G Form 10-K for the year ended December 31, 1997)

4.12           X     X      Guarantee Agreement for SCE&G Trust I (Filed as
                            Exhibit 4-J to SCE&G Form 10-K for the
                            year ended December 31, 1997)

4.13           X     X      Amended and Restated Trust Agreement for SCE&G
                            Trust I (Filed as Exhibit 4-K to SCE&G
                            Form 10-K for the year ended December 31, 1997)

10.01          X            SCANA Voluntary Deferral Plan as amended
                            through October 21, 1997 (Filed as Exhibit
                            10.01(a) to Registration Statement No. 333-86803)

10.02          X     X      Supplemental Executive Retirement Plan (Filed
                            as Exhibit 10.01(b) to Registration
                            Statement No. 333-86803)

10.03          X            SCANA Supplementary Voluntary Deferral Plan as
                            amended and restated through October 21, 1997 (Filed as Exhibit 10-B to SCANA Form 10-K for the year ended December 31, 1997)

10.04          X            SCANA Key Executive Severance Benefits Plan as
                            amended and restated effective as of
                            October 21, 1997 (Filed as Exhibit 10.01(c) to
                            Registration Statement No. 333-86803)

10.05                 X     SCANA  Supplementary Key Executive  Severance
                            Benefits Plan as amended and restated effective
                            October 21, 1997 (Filed as Exhibit  10.01(d) to
                            Registration Statement No.
                            333-86803)

10.06          X            SCANA Performance Share Plan as amended and
                            restated effective January 1, 1998  (Filed as
                            Exhibit 10.01(e) to Registration Statement No.
                            333-86803)

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

10.10                X      Service Agreement between SCE&G and SCANA
                            Servcies, Inc., effective April 1, 2000 (Filed herewith on page 49)

27.01          X            Financial Data Schedule (Filed herewith)

27.02                X      Financial Data Schedule (Filed herewith)