Form 10-K/A
period 2000-12-31
SCANA CORP
filed 2001-04-27
CIK 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 Amendment No. 1

                                   FORM 10-K/A

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                          ----------------------------------------------------

                                    OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the transition period from                        to
                               ----------------------    ---------------------

                          Commission File Number 1-8809
                                                 ------

                                SCANA CORPORATION
------------------------------------------------------------------------------
              (Exact name of registrant as specified in its charter)

       SOUTH CAROLINA                                      57-0784499
-----------------------------------------         ----------------------------
(State or other jurisdiction of                          (IRS employer
incorporation or organization)                        identification no.)

1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA                   29201
----------------------------------------------    ----------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code     (803) 217-9000
                                                  ----------------------------

Securities registered pursuant to 12(b) of the Act:


  Title of each class               Name of each exchange on which registered
  -------------------               ------------------------------------------

Common Stock, without par value                 New York Stock Exchange
---------------------------------   ------------------------------------------

Securities registered pursuant to 12(g) of the Act:

                                   None
------------------------------------------------------------------------------
                             (Title of class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2.8 billion at February 28, 2001, based on a price of $27.21. The total number of shares outstanding at February 28, 2001 was 104,729,131.

DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of the Registrant's 2001 Proxy Statement, dated March 19, 2001, in connection with its 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2000, as set forth in the pages attached hereto:


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


                                  PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA

*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 2000 and 1999

    *Consolidated Statements of Income and Retained Earnings for the years ended
     December 31, 2000, 1999 and 1998

    *Consolidated Statements of Cash Flows for the years ended December 31,
     2000, 1999 and 1998

    *Consolidated Statements of Capitalization as of December 31, 2000 and 1999

    *Consolidated Statements of Changes in Common Equity for the years ended
       December 31, 2000, 1999 and 1998.

    *Notes to Consolidated Financial Statements

 Stock Purchase-Savings Plan:                                            Page

 **Independent Auditors' Report.........................................  4

   Financial Statements:

 **Statements of Financial Position as of December 31, 2000 and 1999...   5

 **Statements of Changes in Participants' Equity for the years
      ended December 31, 2000, 1999 and 1998...........................   6

 **Notes to Financial Statements.......................................   7

   Supplemental Schedules:

 **Assets Held for Investment Purposes at End of Year as of
      December 31, 2000................................................   11

 **Reportable Transactions for the year ended December 31, 2000           13

  *Previously filed with Form 10-K.

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

         * Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2000, 1999 and 1998.

    (2)  Exhibits:

       * Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit number in prior filings are incorporated herein by reference and made a part hereof.

              As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than ten percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

(b)  Reports on Form 8-K during the fourth quarter of 2000 were as follows:

              None



    * Previously filed with Form 10-K. ** Filed herein.

TO PARTICIPATING EMPLOYEES:


For your information there are submitted herewith the financial statements of the Stock Purchase-Savings Plan for the years ended December 31, 2000, 1999 and 1998, together with related Notes, Supplemental Schedules and Independent Auditors' Report.




s/K. B. Marsh
K. B. Marsh
Chairman of the SCANA Corporation
Stock Purchase-Savings Plan Committee



                       INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the accompanying Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 2000 and 1999, and the related Statements of Changes in Participants' Equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 2000 and 1999 and the changes in participants' equity for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment purposes as of December 31, 2000 and (2) reportable transactions for the year ended December 31, 2000 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2000 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
April 6, 2001

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN
                        STATEMENTS OF FINANCIAL POSITION

                        As of December 31, 2000 and 1999
(Thousands of Dollars)


    DECEMBER 31, 2000                                   2000            1999
    Assets:
    Investments, at Fair Value:
      SCANA Corporation - Shares of common stock
        (cost - $222,763 and $201,160, respectively)   $278,706      $260,098

      Invesco Common and Collective Trust Funds:
      IRT Growth and Income Fund                          4,552
      IRT Maximum Appreciation Fund                         284
      IRT Intermediate Return Fund                          156
      IRT Stable Value Fund                               4,380

      Mutual Funds:
      American Century Income & Growth Fund                 992
      Berger Small Cap Value Fund                           304
      EuroPacific Growth Fund                             1,274
      MAS Mid Cap Value Fund                                376
      MFS Mid Cap Growth Fund                             4,476
      Pimco Total Return Fund                             1,917
      Invesco Blue Chip Growth Fund                      11,884
      Invesco Small Company Growth Fund                   2,357
      IRT 500 Index Fund                                  7,141
      Evergreen Select Treasury Fund                                      295
      United States Savings Bonds -
        Series E & EE                                                      72
      Other                                                 160
      Loans to Participants                              12,666        13,435
                                                      --------- -------------
    Total Investments, at Fair Value                    331,625       273,900
                                                      --------- -------------
    Receivables:
      Participants' Contributions                         1,046
      SCANA Corp - Dividends                              2,739         1,816
                                                      --------- -------------
    Total Receivables                                     3,785         1,816
                                                      --------- -------------
    Total Participants' Equity                         $335,410      $275,716
                                                      ========= =============

                                SCANA CORPORATION
                            STOCK PURCHASE-SAVINGS PLAN
                   STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

                For the years ended December 31, 2000, 1999 and 1998
                              (Thousands of Dollars)

--------------------------------------------------- ------------- ----------
                                                2000          1999       1998
---------------------------------------------
Investment Income:
---------------------------------------------
  Interest and Dividends                     $13,562       $12,476    $14,651
--------------------------------------------
  Net Appreciation (Depreciation)
--------------------------------------------
      in Fair Value of Investments:
--------------------------------------------
    Common Stock of SCANA Corporation         25,851      (47,199)     19,611
--------------------------------------------
    Mutual Funds                             (15,279)
--------------------------------------------
  Common and Collective Trust Funds          (1,056)
--------------------------------------------
Contributions:
--------------------------------------------
    Company and Participating Subsidiaries    12,398        10,127      9,478
--------------------------------------------
    Participating Employees                   17,041        12,103     10,580
---------------------------------------------------- ------------- ----------
                                            -------- ------------- ----------
          Total                               52,517      (12,493)     54,320
--------------------------------------------
--------------------------------------------
Distributions to Participants                 31,469      (20,131)   (29,914)
---------------------------------------------------- ------------- ----------
Net Increase (Decrease) Before Transfers      21,048      (32,624)     24,406
--------------------------------------------

--------------------------------------------
Transfers From PSNC                           38,646
---------------------------------------------------- ------------- ----------
Net Increase (Decrease)                       59,694      (32,624)     24,406
--------------------------------------------

--------------------------------------------
Participants' Equity, Beginning of Year      275,716       308,340    283,934
                                            -------- ------------- ----------
                                            -------- ------------- ----------
Participants' Equity, End of Year           $335,410      $275,716   $308,340
--------------------------------------------======== ============= ==========
                                            ======== ============= ==========

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS


1.  Significant Accounting Policies:

         Basis of Accounting

         The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

         Investments

         Common stock, mutual fund and common and collective trust fund investments are stated at quoted market value. Money market funds and savings bonds are stated at cost, which approximates fair value. Loans to participants are stated at cost plus accrued interest which approximates fair value.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and changes therein. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit, and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of financial position.

         Payment of Benefits

         Benefits are recorded when paid.


2.  Plan Information:

    The following description of the SCANA Corporation Stock Purchase-Savings Plan (Plan) provides only general information. Participants should refer to the plan document for a complete description of the Plan's provisions. Costs of administering the Plan are paid by the Plan sponsor, SCANA Corporation (Company).

    The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. To be eligible to participate in the Plan, an employee must be receiving eligible earnings from the Company and/or participating subsidiaries, or would be receiving eligible earnings except for a leave of absence authorized by the Company under the established personnel practices and must have attained the age of 18. Also, there is no length of service requirement. The Company and participating subsidiaries match employee contributions made through payroll deductions of up to 6% of eligible earnings. Employees may contribute up to an additional 9% of eligible earnings which are not matched by the Company's and participating subsidiaries' contributions. Prior to October 1, 2000, employee contributions were invested in common stock of the Company or, prior to November 1, 1988, such contributions could, as an alternative, have been invested in United States Savings Bonds. Effective January 1, 1999, the Plan was amended to include the Evergreen Select Treasury Money Market Fund (managed by First Capital Group of First Union Bank)as an additional investment option for participant contributions only. The Company's and participating subsidiaries' contributions are invested only in shares of common stock of the Company. Company and participating subsidiaries' contributions are fully and immediately vested.
       The Plan was amended effective December 1, 1999 to add an employee stock ownership plan feature. Thus, the Plan consists of two portions beginning December 1, 1999. The first portion is a profit sharing plan intended to qualify under Code Sections 401(a), 401(k) and 401(m). The second portion (the assets of which are invested in the Common Stock Fund) is both a stock bonus plan and an employee stock ownership plan intended to qualify under Code Sections 401(a) and 4975(e) (7), respectively, and as such is designed to invest primarily in qualifying employer securities of SCANA Corporation. As a result, effective January 1, 2000, dividends payable on SCANA Corporation Common Stock allocated to the employee stock ownership plan feature will be distributed to Plan participants. Alternatively, participants who are actively employed by SCANA Corporation, its subsidiaries or related companies, can elect on an annual basis not to receive a distribution of dividends payable from the Plan. For those participants who do not make an annual election and those participants who are not on a payroll of SCANA Corporation, all dividends on SCANA Corporation Common Stock will be distributed as soon as practical after they are paid to the Plan.

       The Plan was amended effective March 1, 2000 to admit Public Service Company of North Carolina (PSNC) as a participating employer.

       The Plan was amended effective September 1, 2000 to merge plan assets from the former Public Service Company of North Carolina, Incorporated and Subsidiaries Special Savings and Retirement Plan (PSNC Plan) into the existing Plan assets of the SCANA Stock Purchase Savings Plan. During September 2000, plan assets of $38,646,172 were transferred from the PSNC plan into the Plan.

       Plan assets were transferred from First Union National Bank to Invesco Retirement Plan Services (IRPS) during September 2000. Plan Assets invested in SCANA Corporation common stock were transferred as SCANA Corporation common stock. Plan assets invested in Evergreen Select Treasury Money Market Fund were transferred to the IRT Stable Value Fund. Participants' accounts were later reallocated based on the participants' investment option selections. The Plan was amended effective December 1, 1999 to add an employee stock ownership plan feature. Thus, the Plan consists of two portions beginning December 1, 1999. The first portion is a profit sharing plan intended to qualify under Code Sections 401(a), 401(k) and 401(m). The second portion (the assets of which are invested in the Common Stock Fund) is both a stock bonus plan and an employee stock ownership plan intended to qualify under Code Sections 401(a) and 4975(e)(7), respectively, and as such is designed to invest primarily in qualifying dividends payable on SCANA Corporation Common Stock allocated to the employee stock ownership plan feature will be distributed to Plan participants. Alternatively, participants who are actively employed by SCANA Corporation, its subsidiaries or related companies, can elect on an annual basis not to receive a distribution of dividends payable from the Plan. For those participants who do not make an annual election and those participants who are not on a payroll of SCANA Corporation, all dividends on SCANA Corporation Common Stock will be distributed as soon as practicable after they are paid to the Plan.

       As noted above, the Plan, as amended, allows participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, are subject to Tax Deferred contribution limitations of 6% or less of eligible earnings. Regular Savings amounts are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings amounts are exempt from such withholding. The Plan allows for the acceptance of Direct Rollovers ("Rollover") from other qualified retirement plans and conduit IRA's. Rollover amounts can be invested in any combination of SCANA Common Stock and the 13 available mutual fund choices. Participants may request a distribution in the form of whole shares (SCANA Common Stock only) or cash for all securities and earnings credited to their Regular Savings and Rollover accounts (cash is distributed for fractional shares).

       Participants may not request a distribution from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

       Participants may obtain loans from their Tax Deferred and Regular Savings and Rollover accounts. Loans are made available based on the asset value in a participant's account at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing participant. The participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except that a loan used to acquire the principal residence of the participant may be extended to a maximum of ten years. All payments of the loan, including interest, are reinvested on behalf of the participant in the investments he/she selected for all other participant contributions. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or, alternatively, it will reduce the distributable amount of the participant's account balance. This reduction will be converted to taxable income as a deemed distribution to the participant or the participant's beneficiary. If the terminating participant elects to delay distribution (permissible when the present value of the participant's vested accrued benefit exceeds $5,000), an unpaid loan balance will be converted to taxable income as a deemed distribution prior to the distribution of assets to the participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death. Effective September 2000, the interest rate on a loan is determined by using "Prime Interest Rate" as published in the Wall Street Journal plus 1% as determined on the last business day of each month for the next month's loans.

       Although participants immediately vest in contributions from the Company and participating subsidiaries, they may request a distribution of only such contributions which have been in existence for two years following the close of the Plan year during which they were made. If the participant has participated in the Plan for at least five years, all Company contributions are eligible for distribution. Distributions due to the death of the participant will be made to the surviving spouse, unless there is no surviving spouse or the spouse has consented in writing to distribution to a beneficiary designated by the participant.

       In the Plan's latest determination letter dated November 1995, the Internal Revenue Service ("IRS") stated that the Plan as then designed was in compliance with Section 401(a) of the Internal Revenue Code ("IRC") and, as such, is exempt from federal income taxes under Section 501(a). The Plan administrator believes that the Plan, as amended, is currently designed and being operated in compliance with the applicable requirements of IRC. In accordance with Section 401(a) of the Internal Revenue Code, participants are not taxed on the income earned or Company contributions made until such time as the employees or their beneficiaries receive distributions from the Plan.

     The Plan's assets, which consist of Company common stock and mutual fund investments managed by Invesco Retirement Plan Services, are held by Invesco Retirement Trust as the Plan's Trustee (Trustee) pursuant to a Trust Agreement executed as of September 1, 2000.Company contributions are held and managed by the Trustee, which invests cash received, interest and dividend income and makes distributions to participants. Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Administrative expenses for the Trustee's fees are paid directly by the Company.

       Although it has not expressed any intent to do so, the Company and participating subsidiaries have the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of ERISA.

3.       Non Participant Directed Investments:

      Information about the net assets and the significant components of the changes in net asset relating to the nonparticipant-directed investments is as follows as of December 31, 2000, 1999 and 1998, and for the years ended December 31, 2000, 1999 and 1998:

                                                2000         1999        1998

Net assets:

Investment in SCANA Stock                     $128,159     $122,078    $142,012

Changes in net assets:

  Net appreciation                            $12,588     $(23,352)     $9,620
  Interest and dividends                                    5,496       6,700
  Employer contributions                       12,398       10,127      9,478
  Benefits paid to participants               (18,905)     (12,205)    (18,565)
    Net change                                  6,081      (19,934)     7,233
Investment in SCANA Stock, beginning of year  122,078      142,012     134,779
Investment in SCANA Stock, end of year        $128,159     $122,078    $142,012


4.     Effect of Acquisition of PSNC on SCANA Common Stock Held in the Plan:

       On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina Inc. (PSNC). As a result of the merger, SCANA common stock held in the Plan was exchanged as outlined in SCANA and PSNC's joint proxy statement/prospectus dated May 11, 1999.

5.  Related Party Transactions

       Certain Plan investments are shares of mutual funds managed by IRPS and common stock of SCANA Corporation. IRPS is the trustee as defined by the Plan and SCANA is the Plan Sponsor; therefore, these transactions qualify as party-in-interest. Fees paid by the Plan for investment services amounted to $29,172 for the year ended December 31, 2000.

SCANA Corporation
STOCK PURCHASE-SAVINGS PLAN


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES AT END OF YEAR Form 5500,Schedule H, Part IV, Line 4i DECEMBER 31, 2000 (thousands of dollars)




                                     CURRENT
          DESCRIPTION                                     COST        VALUE
          -----------                                     ----        ------

        * SCANA Corporation Common Stock               222,763      278,706
        * Common and Collective Trust Funds:
            IRT Growth and Income Fund                                 4,552
            IRT Maximum Appreciation Fund                                284
            IRT Intermediate Return Fund                                 156
            IRT Stable Value Fund                                      4,380

        * Mutual Funds:
            American Century Income & Growth Fund                        992
            Berger Small Cap Value Fund                                  304
              EuroPacific Growth Fund                                  1,274
              MAS Mid Cap Value Fund                                     376
              MFS Mid Cap Growth Fund                                  4,476
              Pimco Total Return Fund                                  1,917
              Invesco Blue Chip Growth Fund                           11,884
              Invesco Small Company Growth Fund                        2,357
              IRT 500 Index Fund                                       7,141

        * Other                                                          160

        * Loans to participants, with interest rates
          ranging from 5.6% to 10.5% and maturities
          ranging from 1 month to 10 years                           12,666




* denotes party-in-interest

  Cost is only required for Non-Participant Directed Investments
  (SCANA Stock only)

SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
Form 5500,Schedule H, Part IV, Line 4j DECEMBER 31, 2000
(thousands of dollars)



DURING THE YEAR ENDED DECEMBER 31, 2000, THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PLAN.


                                                COST OF        NET GAIN
                 PURCHASE       SELLING         ASSETS           FROM
                  PRICE         PRICE            SOLD            SALE
                  -----         -----           ----            ----

   PURCHASES     313,819

   SALES                         82,448         70,991           11,457

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SCANA CORPORATION
                                          (Registrant)




Date: April 27, 2001               BY: s/Mark R. Cannon
                                       Mark R. Cannon, Controller
                                       (Principal accounting officer)

                                  EXHIBIT INDEX

           Applicable to
Exhibit    Form 10-K of
No.       SCANA    SCE&G   Description

2.01        X               Agreement and Plan of Merger, dated as of February
                            16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North
                            Carolina, Incorporated, SCANA Corporation, New Sub
                            I, Inc. and New Sub II, Inc.(Filed as Exhibit 2.1 to
                            Registration Statement No. 333-78227 on Form S-4 and incorporated by reference herein)

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

3.05                   X    Articles of Amendment of SCE&G, dated November 9,
                            1994 (Filed as Exhibit 3.03 to Registration
                            Statement No. 333-86387 and incorporated by reference herein)

3.06                   X    Articles of Amendment of SCE&G, dated December 9,
                            1994 (Filed as Exhibit 3.04 to Registration
                            Statement No. 333-86387 and incorporated by reference herein)

3.07                   X    Articles of Correction of SCE&G, dated January 17,
                            1995 (Filed as Exhibit 3.05 to Registration
                            Statement No. 333-86387 and incorporated by reference herein)

3.08                   X    Articles of Amendment of SCE&G, dated January  13,
                            1995 and filed January 17, 1995 (Filed as Exhibit
                            3.06 to Registration Statement No. 333-86387 and incorporated by reference herein)

3.09                   X    Articles of Amendment of SCE&G, dated March 30, 1995
                            (Filed as Exhibit 3.07 to Registration Statement No.
                            333-86387 and incorporated by reference herein)

3.10                   X    Articles of Correction of SCE&G - Amendment to
                            Statement filed March 30, 1995, dated December 13,
                            1995 (Filed as Exhibit 3.08 to Registration
                            Statement No. 333-86387 and incorporated by reference herein)

3.11                   X    Articles of Amendment of SCE&G, dated December 13,
                            1995 (Filed as Exhibit 3.09 to Registration
                            Statement No. 333-86387 and incorporated by reference herein)

3.12                   X    Articles of Amendment of SCE&G, dated February 18,
                            1997 (Filed as Exhibit 3-L to Registration Statement
                            No. 333-24919 and incorporated by reference herein)

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

3.16                   X       Articles of Amendment of SCE&G, dated May 19,
                               1999 (Filed as Exhibit 3.01 to Registration
                               Statement No. 333-49960 and incorporated by reference herein)

3.17                   X       Articles of Amendment of SCE&G, dated August 13,
                               1999 (Filed as Exhibit 3.02 to Registration
                               Statement No. 333-49960 and incorporated by reference herein)

3.18                   X       Articles of Amendment of SCE&G, dated March 1,
                               2000 (Filed as Exhibit 3.03 to Registration
                               Statement No. 333-49960 and incorporated by reference herein)

3.19                   X       Articles of Amendment of SCE&G, dated May 10,
                               2000 (Filed herewith)

3.20                   X       Articles of Amendment of SCE&G, dated June 12,
                               2000 (Filed herewith)

3.21                   X       Articles of Amendment of SCE&G, dated August 2,
                               2000 (Filed herewith)

3.22                   X       Articles of Amendment of SCE&G, dated March 9,
                               2001 (Filed herewith)

3.23        X                  By-Laws of SCANA as revised and amended on
                               February 22, 2001.  (Filed as Exhibit
                               3.22 to Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

3.24                   X       By-Laws of SCE&G as amended and adopted on
                               February 22, 2001  (Filed  as Exhibit
                               3.23 to Form 10-K for the year ended December 31, 2000 and incorporated by reference herein)

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

           Applicable to
Exhibit    Form 10-K of
No.       SCANA    SCE&G      Description

---------
4.05        X          X       Fifth through Fifty-third Supplemental Indenture
                               referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below and are incorporated by reference herein

---------
         December 1, 1950     Exhibit 2-D       to Registration No. 2-26459
         July 1, 1951         Exhibit 2-E       to Registration No. 2-26459
         June 1, 1953         Exhibit 2-F       to Registration No. 2-26459
         June 1, 1955         Exhibit 2-G       to Registration No. 2-26459
         November 1, 1957     Exhibit 2-H       to Registration No. 2-26459
         September 1, 1958    Exhibit 2-I       to Registration No. 2-26459
         September 1, 1960    Exhibit 2-J       to Registration No. 2-26459
         June 1, 1961         Exhibit 2-K       to Registration No. 2-26459
         December 1, 1965     Exhibit 2-L       to Registration No. 2-26459
         June 1, 1966         Exhibit 2-M       to Registration No. 2-26459
         June 1, 1967         Exhibit 2-N       to Registration No. 2-29693
         September 1, 1968    Exhibit 4-O       to Registration No. 2-31569
         June 1, 1969         Exhibit 4-C       to Registration No. 33-38580
         December 1, 1969     Exhibit 4-O       to Registration No. 2-35388
         June 1, 1970         Exhibit 4-R       to Registration No. 2-37363
         March 1, 1971        Exhibit 2-B-17    to Registration No. 2-40324
         January 1, 1972      Exhibit 2-B       to Registration No. 33-38580
         July 1, 1974         Exhibit 2-A-19    to Registration No. 2-51291
         May 1, 1975          Exhibit 4-C       to Registration No. 33-38580
         July 1, 1975         Exhibit 2-B-21    to Registration No. 2-53908
         February 1, 1976     Exhibit 2-B-22    to Registration No. 2-55304
         December 1, 1976     Exhibit 2-B-23    to Registration No. 2-57936
         March 1, 1977        Exhibit 2-B-24    to Registration No. 2-58662
         May 1, 1977          Exhibit 4-C       to Registration No. 33-38580
         February 1, 1978     Exhibit 4-C       to Registration No. 33-38580
         June 1, 1978         Exhibit 2-A-3     to Registration No. 2-61653
         April 1, 1979        Exhibit 4-C       to Registration No. 33-38580
         June 1, 1979         Exhibit 2-A-3     to Registration No. 33-38580
         April 1, 1980        Exhibit 4-C       to Registration No. 33-38580
         June 1, 1980         Exhibit 4-C       to Registration No. 33-38580
         December 1, 1980     Exhibit 4-C       to Registration No. 33-38580
         April 1, 1981        Exhibit 4-D       to Registration No. 33-49421
         June 1, 1981         Exhibit 4-D       to Registration No. 2-73321
         March 1, 1982        Exhibit 4-D       to Registration No. 33-49421
         April 15, 1982       Exhibit 4-D       to Registration No. 33-49421
         May 1, 1982          Exhibit 4-D       to Registration No. 33-49421
         December 1, 1984     Exhibit 4-D       to Registration No. 33-49421
         December 1, 1985     Exhibit 4-D       to Registration No. 33-49421
         June 1, 1986         Exhibit 4-D       to Registration No. 33-49421
         February 1, 1987     Exhibit 4-D       to Registration No. 33-49421
         September 1, 1987    Exhibit 4-D       to Registration No. 33-49421
         January 1, 1989      Exhibit 4-D       to Registration No. 33-49421
         January 1, 1991      Exhibit 4-D       to Registration No. 33-49421
         February 1, 1991     Exhibit 4-D       to Registration No. 33-49421
         July 15, 1991        Exhibit 4-D       to Registration No. 33-49421
         August 15, 1991      Exhibit 4-D       to Registration No. 33-49421
         April 1, 1993        Exhibit 4-E       to Registration No. 33-49421
         July 1, 1993         Exhibit 4-D       to Registration No. 33-57955
         May 1, 1999          Exhibit 4.04      to Registration No. 333-86387

-------------------------------------------------------------------------------
                   Applicable to
Exhibit      Form 10-K of
No.       SCANA    SCE&G      Description

---------
4.06        X          X       Indenture dated as of April 1, 1993 from South
                               Carolina Electric & Gas Company to
                               NationsBank of Georgia, National Association
                               (Filed as Exhibit 4-F to Registration
                               Statement No. 33-49421 and incorporated by reference herein)

---------
4.07        X          X       First Supplemental Indenture to Indenture
                               referred to in Exhibit 4.06 dated as of
                               June 1, 1993 (Filed as Exhibit 4-G to
                               Registration Statement No. 33-49421 and
                               incorporated by reference herein)

---------
4.08        X          X       Second Supplemental Indenture to Indenture
                               referred to in Exhibit 4.06 dated as of June 15, 1993 (Filed as Exhibit 4-G to
                               Registration Statement No. 33-57955 and
                               incorporated by reference herein)

---------
4.9         X          X       Trust Agreement for SCE&G Trust I (Filed as
                               Exhibit 4.03 to Registration Statement No.
                               333-49960 and incorporated by reference herein)

---------
4.10        X          X       Certificate of Trust of SCE&G Trust I (Filed as
                               Exhibit 4.04 to Registration Statement No.
                               333-49960 and incorporated by reference herein)

---------
4.11        X          X       Junior Subordinated Indenture for SCE&G Trust I
                               (Filed as Exhibit 4.05 to Registration
                               Statement No. 333-49960 and incorporated by reference herein)

---------
4.12        X          X       Guarantee Agreement for SCE&G Trust I (Filed as
                               Exhibit 4.06 to Registration Statement
                               No. 333-49960 and incorporated by reference herein)

---------
4.13        X          X       Amended and Restated Trust Agreement for SCE&G
                               Trust I (Filed as Exhibit 4.07 to
                               Registration Statement No. 333-49960 and incorporated by reference herein)

---------
10.01       X                  SCANA Voluntary Deferral Plan as amended through
                               October 21, 1997 (Filed as Exhibit
                               10.01 to Registration Statement No. 333-49960 and incorporated by reference herein)

10.02 X SCANA Supplemental Executive Retirement Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(b) to Registration Statement No. 333-86803
                               and incorporated by reference herein)

---------
10.03       X                  SCANA Supplementary Voluntary Deferral Plan as
                               amended and restated through October 21, 1997
                               (Filed as Exhibit 10.02 to Registration Statement
                               No. 333-49960 and incorporated by reference herein)

---------
10.04                 X        SCANA Key Executive Severance Benefits
                               Plan as amended and restated effective as of October 21, 1997 (Filed as Exhibit
                               10.01(c) to Registration Statement No.
                               333-86803
                               and incorporated by reference herein)

---------
10.05       X                  SCANA Supplementary Key Executive Severance
                               Benefits Plan effective as of December 17,
                               1997 (Filed as Exhibit 10.01(d) to Registration
                               Statement No. 333-86803 and incorporated by reference herein)

--------------------------------------------------------------------------------
                   Applicable to
Exhibit             Form 10-K of
No.              SCANA    SCE&G      Description

--------------
10.06              X                  SCANA Performance Share Plan as amended
                                      and restated effective December 1, 1999
                                      (Filed as Exhibit 10.06 to Form 10-K for the year ended December 31, 1999 and incorporated by reference herein)

--------------
10.07              X                  SCANA Key Employee Retention Plan as
                                      amended and restated effective as of
                                      October 21, 1997 (Filed as Exhibit 10.02
                                      to Registration Statement No. 333-49960
                                      and incorporated by reference herein)

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

10.10              X                  SCANA Corporation Director Compensation
                                      and Deferral Plan effective January 1,
                                      2001 (Filed as Exhibit 10.5 to
                                      Registration Statement No. 333-49960 and incorporated by reference herein)

10.11              X                  SCANA Long-Term Equity Compensation Plan
                                      dated January 2000 (Filed as Exhibit 4.04
                                      to Registration Statement No. 333-37398
                                      and incorporated by reference herein)

11.01                                 Statement Re Computation of Per Share
                                      Earnings (Not Applicable)

12.01              X          X       Statements Re Computation of Ratios (Filed
                                      as Exhibit 12.01 to Form 10-K for the year ended December 31, 1999 and incorporated by reference herein)

23.01              X                  Consents of Experts and Counsel
                                      Independent Auditors' Consent (Filed
                                      as Exhibit 23.01 to Form 10-K for the
                                      year ended December 31, 2000 and
                                      incorporated by reference herein)

23.02                         X       Consents of Experts and Counsel
                                      Independent Auditors' Consent (Filed
                                      as Exhibit 23.02 to Form 10-K for the
                                      year ended December 31, 2000 and
                                      incorporated by reference herein)

23.03              X                  Consent of Experts and Counsel
                                      Independent Auditors' Consent (Filed
                                      herewith)