Form 10-K/A
period 2000-12-31
SCANA CORP
filed 2001-05-02
CIK 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                 Amendment No. 2

                                   FORM 10-K/A

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended   December 31, 2000
                          ----------------------------------------------------

                                       OR
 ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

For the transition period from                        to
                               ----------------------    ---------------------

                          Commission File Number 1-8809

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

     The undersigned registrant hereby amends Exhibit 23.01, Consents of Experts and Counsel, to add Registration Statement No. 333-90073 on Form S-3, and
Exhibit 23.03, Consents of Experts and Counsel, to add Registration Statement No. 333-37398 on Form S-8 and Registration Statement No. 333-90073 on Form S-3.


                                    SIGNATURE


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       SCANA CORPORATION
                                          (Registrant)




Date: May 2, 2001                  BY: s/Mark R. Cannon
                                       Mark R. Cannon, Controller
                                       (Principal accounting officer)