Form 10-Q
period 2001-03-31
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2001-05-14
CIK 754737, 81025, 91882

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to
                  ------------ --------------------------------

Commission    Registrant, State of Incorporation,             I.R.S. Employer
File Number   Address  and  Telephone Number                  Identification No.

1-8809        SCANA Corporation                                       57-0784499
              (a South Carolina Corporation)
              1426 Main Street, Columbia, South Carolina 29201
              (803) 217-9000

1-3375        South Carolina Electric & Gas Company                   57-0248695
              (a South Carolina Corporation)
              1426 Main Street, Columbia, South Carolina 29201
              (803) 217-9000

1-11429 Public Service Company of North Carolina, Incorporated 56-2128483 (a South Carolina Corporation)
              1426 Main Street, Columbia, South Carolina  29201
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                 Description of            Shares Outstanding
Registrant                       Common Stock              at  April 30, 2001
----------                       ------------           ----------------------

SCANA Corporation                  Without Par Value            104,728,268

South Carolina Electric & Gas
Company                         Par Value $4.50 Per Share       40,296,1471

Public Service Company of
North Carolina, Incorporated       Without Par Value               1,000(1)

1Held beneficially and of record by SCANA Corporation.

         This combined Form 10-Q is separately filed by SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated. Information contained herein relating to any individual Company is filed by such Company on its own behalf. Each Company makes no representation as to information relating to the other Companies.

         Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

================================================================================

                                      INDEX

                                                                           Page
PART 1.  FINANCIAL INFORMATION

SCANA Corporation Financial Section........................................   3

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000 ........................   4
              Condensed Consolidated Statements of Income
              and Retained Earnings for the Periods Ended
              March 31, 2001 and 2000......................................   6
              Condensed Consolidated Statements of Cash Flows
              for the Periods Ended March 31, 2001 and 2000................   7
              Notes to Condensed Consolidated Financial Statements.........   8

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................  16

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  21

South Carolina Electric & Gas Company Financial Section....................  23

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of
              March 31, 2001 and December 31, 2000 ........................  24
              Condensed Consolidated Statements of Income
              and Retained Earnings for the Periods Ended
              March 31, 2001 and 2000......................................  26
              Condensed Consolidated Statements of Cash Flows
              for the Periods Ended March 31, 2001 and 2000................  27
              Notes to Condensed Consolidated Financial Statements.........  28

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations.........................................  33

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  37

Public Service Company of North Carolina, Incorporated.....................  38

Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets as of March 31, 2001
              and December 31, 2000 .......................................  39
              Condensed Consolidated Statements of Income and
              Retained Earnings for the Periods Ended
              March 31, 2001 and 2000......................................  40
              Condensed Consolidated Statements of Cash Flows for
              the Periods Ended March 31, 2001 and 2000....................  41
         Notes to Condensed Consolidated Financial Statements..............  42

Item 2.  Management's Narrative Analysis of Results of Operations..........  45

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................  47

Item 6.  Exhibits and Reports on Form 8-K..................................  47

Signatures.................................................................  48

Exhibit Index..............................................................  51

                                SCANA CORPORATION
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                         March 31,  December 31,
Millions of dollars                                        2001         2000
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                                $4,737      $4,747
    Gas                                                      1,440       1,435
    Other                                                      186         187
--------------------------------------------------------------------------------
        Total                                                6,363       6,369
    Less accumulated depreciation and amortization           2,250       2,212
--------------------------------------------------------------------------------
        Total                                                4,113       4,157
    Construction work in progress                              331         261
    Nuclear fuel, net of accumulated amortization               56          57
    Acquisition adjustment, net of accumulated amortization    471         474
--------------------------------------------------------------------------------
        Utility Plant, Net                                   4,971       4,949
--------------------------------------------------------------------------------

Nonutility Property, net of accumulated depreciation            88          79
Investments                                                    236         203
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Nonutility Property and Investments, Net                324         282
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                        289         159
    Receivables (net of allowance for
      uncollectible accounts of
      $34 in 2001 and $31in 2000)                              632         699
    Inventories (at average cost):
        Fuel                                                   111         107
        Materials and supplies                                  57          56
        Emission allowances                                     19          20
    Prepayments                                                 18          16
    Investments                                                700         479
--------------------------------------------------------------------------------
        Total Current Assets                                 1,826       1,536
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                               37          30
    Nuclear plant decommissioning fund                          74          72
    Pension asset, net                                         206         196
    Other regulatory assets                                    227         213
    Other                                                      136         142
--------------------------------------------------------------------------------
        Total Deferred Debits                                  680         653
--------------------------------------------------------------------------------
            Total                                           $7,801      $7,420
================================================================================

                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



----------------------------------------------------------------------------
                                                 March 31,   December 31,
Millions of dollars                                 2001         2000
----------------------------------------------------------------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common Equity                                $2,232        $2,032
    Preferred stock (Not subject to purchase or
     sinking funds)                                 106           106
------------------------------------------------------------ -------------
        Total Stockholders' Investment            2,338         2,138
Preferred Stock, net (Subject to purchase or
  sinking funds)                                     10            10
SCE&G-Obligated Mandatorily Redeemable
    Preferred Securities of SCE&G's
    Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal
    amount of the 7.55% Junior Subordinated
    Debentures of SCE&G, due 2027                    50            50
Long-Term Debt, net                               2,801         2,850
------------------------------------------------------------ -------------
        Total Capitalization                      5,199         5,048
------------------------------------------------------------ -------------

Current Liabilities:
    Short-term borrowings                           144           398
    Current portion of long-term debt               587            41
    Accounts payable                                277           396
    Customer deposits                                21            25
    Taxes accrued                                     9            54
    Interest accrued                                 58            42
    Dividends declared                               34            32
    Deferred income taxes, net                      180            98
    Other                                            16            25
------------------------------------------------------------ -------------
       Total Current Liabilities                  1,326         1,111
------------------------------------------------------------ -------------

Deferred Credits:
    Deferred income taxes, net                     759            721
    Deferred investment tax credits                117            119
    Reserve for nuclear plant decommissioning       74             72
    Postretirement benefits                        115            113
    Other regulatory liabilities                    89             75
    Other                                          122            161
------------------------------------------------------------ -------------
        Total Deferred Credits                   1,276          1,261
------------------------------------------------------------ -------------
           Total                                $7,801         $7,420
==============================================================================

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)
     ---------------------------------------------------------------------------
                                                            Three Months Ended
                                                                  March 31,
     Millions of dollars, except per share amounts            2001       2000
     ------------------------------------------------------------------------ --

     Operating Revenues:
         Electric                                              $340      $294
         Gas - Regulated                                        467       311
         Gas - Nonregulated                                     511       216
     ---------------------------------------------------------------------------
             Total Operating Revenues                         1,318       821
     ---------------------------------------------------------------------------
     Operating Expenses:
         Fuel used in electric generation                        67        70
         Purchased power                                         48         7
         Gas purchased for resale                               816       379
         Other operation and maintenance                        128       111
         Depreciation and amortization                           56        55
         Other taxes                                             30        29
     ---------------------------------------------------------------------------
             Total Operating Expenses                         1,145       651
     ---------------------------------------------------------------------------
     Operating Income                                           173       170
     ---------------------------------------------------------------------------
     Other Income:
        Other income, including allowance for equity
           funds used during construction                        13        12
        Gain on sale of subsidiary assets                         9         -
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
             Total Other Income                                  22         12
     ---------------------------------------------------------------------------
     ---------------------------------------------------------------------------
     Income Before Interest Charges, Income Taxes,
       Preferred Stock Dividends
        and Cumulative Effect of Accounting Change             195         182
     ---------------------------------------------------------------------------
     Interest Charges:
         Interest expense on long-term debt, net                59          44
         Other interest expense, net of  allowance
           for borrowed funds used during construction           -          10
     ---------------------------------------------------------------------------
             Total Interest Charges, Net                        62          54
     ---------------------------------------------------------------------------
     Income Before Income Taxes, Preferred Stock Dividends
        and Cumulative Effect of Accounting Change             133         128
     Income Taxes                                               51          50
     ---------------------------------------------------------------------------
     Income Before Preferred Stock Dividends
        and Cumulative Effect of Accounting Change              82          78
     Preferred Dividend Requirement of SCE&G -
         Obligated Mandatorily
         Redeemable Preferred Securities                         1           1
     ---------------------------------------------------------------------------
     Income Before Cash Dividends on Preferred
        Stock of Subsidiary and Cumulative
        Effect of Accounting Change                             81          77
     Cash Dividends on Preferred Stock of Subsidiary
       (At stated rates)                                        (2)         (2)
     ---------------------------------------------------------------------------
     Income Before Cumulative Effect of Accounting Change       79          75
     Cumulative Effect of Accounting Change,
        net of taxes  (Note 2)                                   -          29
     ---------------------------------------------------------------------------
     Net Income                                                 79         104
     Retained Earnings at Beginning of Period                  850         720
     Common Stock Cash Dividends Declared                      (31)        (30)
     ---------------------------------------------------------------------------
     Retained Earnings at End of Period                       $898        $794
     ===========================================================================
     Basic and Diluted Earnings Per Share of Common Stock:
          Before Cumulative Effect of Accounting Change       $.75        $.72
          Cumulative Effect of Accounting Change,
            net of taxes                                         -         .28
     -------------------------------------------------------------------- ------
          Basic and diluted earnings per share                $.75       $1.00
     ==================================================================== ======
          Weighted average shares outstanding (millions)     104.7       104.0
     ===========================================================================

     See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
Millions of dollars                                        2001        2000
--------------------------------------------------------------------- ----------

Cash Flows From Operating Activities:
  Net income                                                 $79        $104
    Adjustments to reconcile net income to net
      cash provided from operating activities:
      Cumulative effect of accounting change,
        net of taxes                                           -         (29)
      Depreciation and amortization                           58          57
      Amortization of nuclear fuel                             1           5
      Gain on sale of subsidiary assets                       (9)          -
      Equity in income of affiliates                           -          (1)
      Preferred stock dividends                                2           2
      Allowance for funds used during construction            (4)         (1)
      Over (under) collection, fuel adjustment clauses         -          31
      Changes in certain assets and liabilities:
          (Increase) decrease in receivables                  66          (2)
          (Increase) decrease in inventories                  (4)         35
          (Increase) decrease in pension asset               (10)         (9)
          (Increase) decrease in other regulatory assets       1           3
          Increase (decrease) in deferred income taxes, net   44          21
          Increase (decrease) in regulatory liabilities       (1)          2
          Increase (decrease) in postretirement benefits       2          11
          Increase (decrease) in accounts payable           (119)        (47)
          Increase (decrease) in taxes accrued               (45)        (40)
      Other, net                                             (48)         (8)
------------------------------------------------------------------------ -------
    Net Cash Provided From Operating Activities               13         134
------------------------------------------------------------------------ -------
Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                               (78)        (53)
    Purchase of subsidiary,  net of cash acquired              -        (212)
    Proceeds from sale of subsidiary assets                    24          3
    Increase in nonutility property and investments:
      Nonutility property                                     (12)        (3)
      Investments                                             (26)        (3)
------------------------------------------------------------------------ -------
------------------------------------------------------------------------ -------
    Net Cash Used For Investing Activities                    (92)      (268)
------------------------------------------------------------------------ -------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                     149          -
        Issuance of notes and loans                           350        700
    Repayments:
        Notes and loans                                        (4)         -
        Other long-term debt                                   (1)        (1)
        Common stock                                            -       (488)
    Dividend payments:
        Common stock                                          (29)       (34)
        Preferred stock of subsidiary                          (2)        (2)
    Short-term borrowings, net                               (254)       (59)
------------------------------------------------------------------------ -------
    Net Cash Provided From Financing Activities               209        116
------------------------------------------------------------------------ -------
Net Increase (Decrease) In Cash and
  Temporary Cash Investments                                  130        (18)
Cash and Temporary Cash Investments, January 1                159        116
------------------------------------------------------------------------ -------
Cash and Temporary Cash Investments, March 31                $289        $98
======================================================================== =======

Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest
                      of $2 for 2001 and $1 for 2000)         $44        $37
                  - Income taxes                                3         26
    Noncash Investing and Financing Activities:
         Unrealized gain (loss)  on securities available
           for sale, net of tax                               148        (73)
         Unrealized gain (loss) on SFAS 133 hedging
           activities, net of tax                               4          -

  In conjunction with the acquisition of Public Service Company of North Carolina, Incorporated in 2000, liabilities were assumed as follows:
                Fair value of assets acquired           $1,177
                Cash paid for capital stock               (212)
                Stock issued for consideration            (488)
                                                     ---------
                     Liabilities assumed                  $477
                                                     =========

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3 and 4, which are necessary for a fair statement of the results for the interim periods reported.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 2001, approximately $264 million and $89 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $140 million and $60 million, respectively. The electric and gas regulatory assets of approximately $71 million and $52 million, respectively, (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

        Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income of the Company totaled $231 million and $31 million for the three months ended March 31, 2001 and 2000, respectively. Other comprehensive income included unrealized gains/(losses) on securities available for sale of $148 million and $(73) million for the three months ended March 31, 2001 and 2000, respectively, and unrealized gains on hedging activities of $4 million for the three months ended March 31, 2001. Accumulated other comprehensive income of the Company totaled $291 million and $139 million as of March 31, 2001 and December 31, 2000, respectively.

         C.   New Accounting Standard

         On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 7 for a discussion of the impact of the adoption of SFAS 133 on the Company.

           D.   Stock Option Plan


         On April 27, 2000 the Company adopted the SCANA Corporation Long-Term Equity Compensation Plan (the Plan). Under the Plan, certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and related interpretations. In addition the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." As of March 31, 2001 options to acquire approximately 839,000 shares of SCANA common stock have been granted at strike prices equal to or greater than market prices on the dates of issuance.


         E.  Earnings Per Share

          Earnings per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed as net income divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

          F.  Reclassifications

          Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2001.

2.        Cumulative Effect of Accounting Change

          Effective January 1, 2000 the Company changed its method of accounting for operating revenues associated with its regulated utility operations from cycle billing to full accrual. The cumulative effect of this change was $29 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period.

3.        ACQUISITION

          On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 371,000 residential, commercial and industrial customers in 25 of its 28 franchised counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with the acquisition, 16.3 million shares of SCANA common stock were repurchased for approximately $488 million. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition. The total cost of the acquisition was approximately $700 million, which exceeded the fair value of the net assets by approximately $466 million. The excess is being amortized over 35 years on a straight-line basis.

4.         RATE AND OTHER REGULATORY MATTERS

           South Carolina Electric & Gas Company

          A. On April 24, 2001 the Public Service Commission of South Carolina
             (PSC) approved South Carolina Electric & Gas Company's (SCE&G) request to increase the fuel component of rates charged to electric customers from 1.330 cents per kilowatt-hour to 1.579 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2001 through April 2002. It also includes recovery over a two year period of under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2001.

          B. On July 20, 2000 the PSC approved SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to
             68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving SCE&G's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. On March 9, 2001 the PSC issued an order granting SCE&G's request to reduce the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001.

          C. On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and resulted in a reduction in annual depreciation expense of approximately $2.9 million. The retroactive effect was recorded in the second quarter of 2000.

          D. On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of March 31, 2001 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

          E. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated amortization of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, which enabled SCE&G to recover the balances as of the end of the year 2000.

          F. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge of $.011 per therm that provides for the recovery of the balance remaining at March 31, 2001 of $26.4 million.

         G. In September 1992 the PSC issued an order granting SCE&G's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied SCE&G's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. SCE&G appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied SCE&G's request for reconsideration. In response to an appeal of the PSC's order by SCE&G, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of SCE&G's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by SCE&G. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which SCE&G filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. The Consumer Advocate and other intervenors have petitioned the Circuit Court for judicial review of the PSC's order granting relief. Action by the Circuit Court is pending.

        Public Service Company of North Carolina, Incorporated

        H. On April 6, 2000 the North Carolina Utilities Commission (NCUC) issued an order permanently approving PSNC's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed PSNC use of this mechanism on a trial basis. Use of this mechanism allows PSNC to collect from its customers amounts approximating the amounts paid for natural gas.

        I. A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million.

        J. On December 7, 1999 the NCUC issued an order approving SCANA's acquisition of PSNC. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

5.      LONG-TERM DEBT

        On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Also on January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes. In addition, on May 9, 2001 SCANA issued $300 million fixed rate notes maturing May 15, 2011. The interest rate was 6.875 percent. The proceeds from the sale of debt were used to refinance $300 million bank notes originally issued to consummate SCANA's acquisition of PSNC.

6.      RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock.

         In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2001 approximately $33.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

7.       FINANCIAL INSTRUMENTS

        Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income, depending upon the intended use of the derivative and the resulting designation.

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile price market and risks associated with price differentials at different delivery locations. The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions. These instruments do not constitute investments independent of the hedged exposures.

        Risk limits are established to control the level of market, credit, liquidity and operational/administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to the Risk Management Committee, which is comprised of members of senior management, the Company's Controller, the Senior Vice President of South Carolina Pipeline Corporation and the President of SCANA Energy Marketing, Inc. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are prohibited as well as the authorization requirements for transactions that are allowed.

     As a result of adopting SFAS 133, the Company recorded a credit of approximately $23.0 million, net of tax, as the effect of a change in accounting principle (transition adjustment) to other comprehensive income on January 1, 2001. This amount represents the reclassification of unrealized gains that were deferred and reported as liabilities at December 31, 2000. During the three months ended March 31, 2001, the fair market value of the qualifying cash flow hedges reflected in the transition adjustment declined by $16 million, net of tax. The remaining gains/losses on such qualifying cash flow hedges as well as hedges entered into subsequently ($1 million, net of tax) are expected to be reclassified to earnings (as adjustments to gas purchased for resale) by March 2002. All gains/losses related to qualifying cash flow hedges so reflected in other comprehensive income will be reclassified to earnings at the time the hedged transaction affects earnings.

     In the first quarter of 2001 the Company recognized income as a $3.5 million reduction of gas purchased for resale) of approximately $2.2 million, net of tax, as a result of qualifying cash flow hedges whose hedged transaction occurred during the three months ended March 31, 2001.

8.   INVESTMENTS IN EQUITY SECURITIES

     At March 31, 2001 SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments in ITC Holding Company, Inc. (ITC) and its affiliates:


o Powertel, Inc. (Powertel) is a publicly traded company that owns and operates personal communications services (PCS) systems in several major Southeastern markets. SCH owns approximately 5.0 million common shares of Powertel at a cost of approximately $78.9 million. Powertel common stock closed at $55.00 per share on March 31, 2001, resulting in a pre-tax unrealized holding gain of $194.2 million (a decline of $34.6 million from December 31, 2000). In addition, SCH owns the following series of non-voting convertible preferred shares, at the approximate cost noted:
     100,000 shares series B ($75.1 million); 50,000 shares series D ($22.5 million); and 50,000 shares 6.5 percent series E ($75.0 million). Cumulative dividends on preferred series E shares are generally paid in common shares of Powertel and are accrued quarterly. Preferred series B shares become convertible in March 2002 at a conversion price of $16.50 per common share or approximately 4.6 million common shares. Preferred series D shares become convertible in March 2002 at a conversion price of $12.75 per common share or approximately 1.7 million common shares. Preferred series E shares become convertible in June 2003 at a conversion price of $22.01 per common share or approximately 3.4 million common shares. The market value of the convertible preferred shares of Powertel is not readily determinable. However, as converted, the market value of the underlying common shares for the preferred shares was approximately $538.9 million at March 31, 2001, reflecting an unrealized pre-tax holding gain of $253.9 million and an unrecorded pre-tax holding gain of $112.4 million (a decline of $44.3 million and $23.7 million from December 31, 2000, respectively). Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares and preferred shares convertible within twelve months.

     On August 28, 2000 SCH announced that, under terms of separate definitive agreements, Powertel has agreed to be acquired by either Deutsche Telekom AG (DT) or VoiceStream Wireless Corporation (VoiceStream). If DT's previously announced acquisition of VoiceStream is successfully completed, then DT would also acquire Powertel. If the DT - VoiceStream transaction is not completed, then VoiceStream would acquire Powertel. In connection with these transactions, SCH agreed to certain restrictions on disposition of its Powertel shares and the shares it would receive in either of these transactions. On March 13, 2001 Powertel shareholders approved the acquisition agreements. On May 1, 2001 DT obtained final regulatory approval to acquire VoiceStream. DT's acquisition of VoiceStream and Powertel is expected to close during the second quarter of 2001.

o ITC DeltaCom, Inc. (ITCD) is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $5.875 per share on March 31, 2001, resulting in a pre-tax unrealized holding loss of $13.0 million. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares become convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $17.4 million at March 31, 2001, reflecting an unrealized pre-tax holding gain of $6.2 million. Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares and preferred shares convertible within twelve months.

o Knology, Inc. (Knology) is a broad-band service provider of cable television, telephone and internet services. SCH owns $71,050,000 face amount of 11.875 percent Senior Discount Notes due 2007 of Knology Broadband, Inc., a wholly-owned subsidiary of Knology. The Senior Discount Notes have a book basis at March 31, 2001 of approximately $59.6 million. In addition, SCH owns approximately 7.2 million shares of Knology Series A Convertible Preferred Stock with a cost basis of approximately $5.0 million and warrants to purchase approximately 0.2 million shares of Series A Convertible Preferred Stock. On January 12, 2001 SCH invested $25.0 million for approximately 8.3 million shares of Series C Convertible Preferred Stock of Knology. The market value of these investments is not readily determinable.

o    ITC  holds  ownership  interests  in  several  Southeastern  communications companies, including those discussed above. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. The market values of these investments are not readily determinable.

9.   CONTINGENCIES

     With respect to commitments at March 31, 2001, reference is made to Note 13 of Notes to Consolidated Financial Statements appearing in the Company's
     Annual Report on Form 10-K for the year ended December 31, 2000. Contingencies at March 31, 2001 include the following:

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

     SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited
     (NEIL). The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $8.1 million.

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

     B. Environmental

     The Company maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations.

     For SCE&G, such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $26.4 million at March 31, 2001. The deferral includes the estimated costs associated with the following matters.

o In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $16.5 million, of which approximately $3.7 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

o In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties to the Calhoun Park Area site. The EPA has required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer. The EPA expects to issue a second Record of Decision dealing with the intermediate aquifer in September 2001. The cost for intermediate groundwater investigation and cleanup is expected to approximate $4.7 million.


o SCE&G owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation, characterization and remediation are proceeding according to schedule. Upon successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion and a covenant not to sue. For the site located in Florence, South Carolina, SCE&G entered into a similar Remedial Action Plan Contract with DHEC in September 2000. SCE&G is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

       In addition, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. An environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million to $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of March 31, 2001 PSNC has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of shared cost recovery from other PRPs. Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

10.  SEGMENT OF BUSINESS INFORMATION

The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments.

Disclosure of Reportable Segments

Millions of dollars
----------------------------- ----------- ------------ -------------- ----------- --------------------- ------------- --------------
      Three months ended       Electric       Gas           Gas       Retail Gas    Energy      All     Adjustments/  Consolidated
        March 31, 2001        Operations  Distribution Transmission   Marketing    Marketing   Other    Eliminations      Total
----------------------------- ----------- ------------ -------------- ----------- --------------------- ------------- --------------

External Customer Revenue        $340        $385            $82         $263        $248       $18         $(18)        $1,318
Intersegment Revenue               74           -            119            -           -         5         (198)             -
Operating Income (Loss)            94          60              -           15           6         -           (2)           173
Net Income (Loss)                   2          20             (1)           9           3         3           43             79
Segment Assets                  5,960        1,743           292          160         138       907       (1,399)         7,801






Millions of dollars
----------------------------- ----------- ------------ -------------- ----------- ------------------------------------ -------------
      Three months ended       Electric       Gas           Gas       Retail Gas    Energy      All     Adjustments/   Consolidated
        March 31, 2000        Operations  Distribution Transmission   Marketing    Marketing   Other    Eliminations       Total
----------------------------- ----------- ------------ -------------- ----------- ------------------------------------ -------------

External Customer Revenue        $294        $255           $56          $135         $81        $2          $(2)          $821
Intersegment Revenue               77           1            61             -           -         2         (141)             -
Operating Income (Loss)            91          58             8            15          (1)        -           (1)           170
Net Income (loss)                   2          25             4             9           1        (2)          65(1)         104
Segment Assets                  5,399        1,565          246            26         152       844       (1,203)         7,029

1 Includes cumulative effect of accounting change (See Note 2).


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-----------------------------------------------------------------------------

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.


LIQUIDITY AND CAPITAL RESOURCES


        SCANA Energy, the Company's non-regulated retail gas division in Georgia, has maintained its position as the second largest marketer in Georgia, with an approximate 30 percent market share. SCANA Energy earned approximately $9.3 million or $.09 per share in the quarter ended March 31, 2001 which approximated the earnings of the corresponding period in 2000. See additional discussion of financial results at Results of Operations. Due to record high wholesale natural gas prices and cold winter temperatures, the Georgia Public Service Commission (GPSC) adopted emergency rules which prohibited gas marketers from disconnecting service to residential customers for non-payment from mid-January through March 2001. Customers also were permitted to switch marketers without paying their previous provider. As a result of the action taken by the GPSC, SCANA Energy increased its allowance for uncollectible accounts in the first quarter 2001 and has implemented more stringent credit policies.

         On February 9, 2000 the Federal Energy Regulatory Commission (FERC) issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans for the possible formation of a regional transmission organization (RTO). On October 16, 2000 the Company and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). FERC gave provisional approval to GridSouth in March 2001. When operational, GridSouth will function as an independent regional transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. GridSouth is required to be operational by December 2001.



        In March 2001 V. C. Summer Nuclear Station returned to service. It had been taken out of service on October 7, 2000 for a planned maintenance and refueling outage. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. Repairs were completed and the integrity of the new welds was verified through extensive testing. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 4A of Notes to Condensed Consolidated Financial Statements). The Nuclear Regulatory Commission (NRC) was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002.

        In March 2001 the Company completed the sale of its home security and alarm monitoring division (SCANA Security). The sale, valued at approximately $24.5 million, resulted in a one-time gain of approximately $.04 per share in the first quarter 2001 (see Results of Operations). SCANA Communications, Inc.'s sale of its 800 megahertz radio service network is expected to be finalized in April 2002.

        On April 10, 2001 South Carolina Electric & Gas Company (SCE&G) announced plans to construct a 500 to 600 megawatt combined cycle natural gas-fueled power plant in Jasper County, South Carolina, to supply electricity to its South Carolina customers beginning in the summer of 2004. The proposed generation facility is estimated to cost between $250 million and $300 million and will use natural gas. Construction is expected to begin in the Summer of 2002 and is expected to be completed in the Summer of 2004.

        In April 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station returned to service. It had been taken out of service in January 2001 due to an electrical ground in the generator. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 4A of Notes to Condensed Consolidated Financial Statements).

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the three months ended March 31, 2001 and 2000:

-----------------------------------------------------------------------------
                                                    Three Months Ended
                                                        March 31,
(Millions of Dollars)                               2001         2000
-----------------------------------------------------------------------------

Net cash provided from operating activities           $13         $134
Net cash provided from financing activities           209          116
Cash provided from sale of subsidiary assets           24            3
Cash and temporary cash investments available
  at the beginning of the period                      159          116
----------------------------------------------------------------------------
----------------------------------------------------------------------------
Net cash available for  property additions
  and construction expenditures                       $405        $369
============================================================================

Funds used for purchase of subsidiary                 $-          $212
Funds used for utility property additions
  and construction expenditures,
  net of noncash allowance for funds used
  during construction                                $78           $53
Funds used for nonutility property additions         $12            $3


         The Company's electric and natural gas businesses are seasonal in nature, with the primary demand for electricity being experienced during summer and winter and the primary demand for natural gas being experienced during winter. As a result of the significant increase during early 2001 and the latter half of 2000 in the cost to the Company of natural gas and the colder than normal weather experienced during winter 2000-2001, the Company experienced significant increases in its working capital requirements, contributing to the need for the financings by SCANA and PSNC in early 2001 described above.

       On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Also on January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes.


       In addition, on May 9, 2001 SCANA issued $300 million fixed rate notes maturing May 15, 2011. The interest rate was 6.875 percent. The proceeds were used to refinance $300 million of bank notes originally issued to consummate SCANA's acquisition of PSNC.

       The Company anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended March 31, 2001 was 2.53.

Environmental Matters

         For information on environmental matters see Note 9B "Contingencies - Environmental" of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Investments in Equity Securities

     SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, holds investments in Powertel, Inc. (Powertel) and other telecommunications companies (described in Note 7 "Investments in Equity Securities" of Notes to Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q). On August 28, 2000 SCH announced that under terms of separate definitive agreements, Powertel has agreed to be acquired by either Deutsche Telekom AG (DT) or VoiceStream Wireless Corporation (VoiceStream). If DT's previously announced acquisition of VoiceStream is successfully completed, then DT would also acquire Powertel. If the DT - VoiceStream transaction is not completed, then VoiceStream would acquire Powertel. In connection with these transactions, SCH agreed to certain restrictions on disposition of its Powertel shares and the shares it would receive in either of these transactions. On March 13, 2001 Powertel shareholders approved the acquisition agreements. On May 1, 2001 DT obtained final regulatory approval to acquire VoiceStream. DT's acquisition of VoiceStream and Powertel is expected to close during the second quarter 2001. Within the constraints of the above-mentioned restrictions, the Company may use cash generated from the sale of any DT shares received in the transition for the retirement of debt, the repuchase of the Company's outstanding common shares or for other corporate purposes.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2000

Earnings and Dividends

        Earnings per share of common stock for the three months ended March 31, 2001 and 2000 were as follows:

      ------------------------------------------ -------------- ---------------
                                                     2001            2000
      ------------------------------------------ -------------- ---------------

      Earnings derived from:
          Operations                                 $.71             $.72
          Sale of business                            .04                -
          Change in accounting                          -              .28
      ------------------------------------------ -------------- ---------------
          Earnings per weighted average share        $.75            $1.00
      ========================================== ============== ===============

        Earnings per share from operations for the three months ended March 31, 2001 decreased $.01 as compared to 2000. The Company experienced improved electric and gas margins of $.04 and $.09, respectively and other improvements of $.03. These improvements were slightly more than offset by increased operations and maintenance expense ($.10), interest expense ($.05), depreciation expense ($.01) and the impact of increased common shares outstanding ($.01).

        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three months ended March 31, 2001 was $10.1 million, compared to $9.8 million for the corresponding period in 2000. As a result of pension income, employee benefit costs were reduced approximately $5.3 million and $5.1 million for the three months ended March 31, 2001 and 2000, respectively. In addition, other income increased $3.0 million for the three months ended March 31, 2001 and 2000.

        The Company recognized a gain of $.04 per share in connection with the sale of the assets of SCANA Security in March 2001. In 2000, earnings from a change in accounting resulted from the recording of unbilled revenues by SCANA's regulated retail utility subsidiaries in 2000 (see Note 2 of Notes to Condensed Consolidated Financial Statements).

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 3 percent and 1 percent of income before income taxes for the three months ended March 31, 2001 and 2000, respectively.

        The Company's Board of Directors declared the following quarterly dividends on common stock during 2001:

---------------------- -------------- ------------------- --------------------
Declaration            Dividend       Record              Payment
Date                   Per Share      Date                Date
---------------------- -------------- ------------------- --------------------
February 22, 2001       $.30          March 9, 2001       April 1, 2001
----------------------
May 3, 2001             $.30          June 8, 2001        July 1, 2001
---------------------- -------------- ------------------- --------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

------------------------------------------------------------------------------
                                            Three Months Ended
Millions of  dollars               2001       2000     Change     % Change
--------------------------------------------------- --------------------------

Electric operating revenue       $340.2     $294.3     $45.9       15.6%
Less:  Fuel used in generation     67.3       70.2       (2.9)      (4.1)%
           Purchased power         48.5        6.7       41.8          *
--------------------------------------------------- ------------
Margin                           $224.4     $217.4       $7.0        3.2%
=================================================== ==========================
*Greater than 100%

        Changes in electric operations sales margins for the three months ended March 31, 2001 reflect customer growth and more favorable weather. Increases in purchased power costs were primarily attributable to plant outages discussed at Liquidity and Capital Resources.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

-------------------------------------------------------------------------------
                                                Three Months Ended
Millions of  dollars                    2001      2000     Change    % Change
-------------------------------------         --------- ------------
                                     --------                       -----------

Gas distribution operating  revenue   $385.5    $255.6     $129.9      50.8%
 Less: Gas purchased for resale        279.5     152.7      126.8      83.0%
--------------------------------------------- --------- ------------
Margin                                $106.0    $102.9        $3.1      3.0%
============================================= ========= =======================

        Changes in gas distribution sales margins for the three months ended March 31, 2001 reflect customer growth. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001.

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

--------------------------------------------------------------------------------
                                               Three Months Ended
Millions of  dollars                     2001    2000     Change    % Change
------------------------------------------------------ -------------------------
------------------------------------------------------ -------------------------

Gas transmission operating  revenue    $201.3  $118.0     $83.3      70.6%
 Less: Gas purchased for resale         192.1   102.1       90.0     88.1%
------------------------------------------------------ ------------
Margin                                   $9.2   $15.9      $(6.7)   (42.1%)
====================================================== =========================

        Gas transmission sales margins for the three months ended March 31, 2001 decreased primarily as a result of reduced industrial margins due to an unfavorable competitive position relative to alternate fuels. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001.

Retail Gas Marketing

         Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail gas marketing revenues and net income for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

-----------------------------------------------------------------------
                                  Three Months Ended
Millions of  dollars    2001           2000    Change      % Change
----------------------------- -------------- ----------- --------------

Operating revenues    $263.0         $135.3    $127.7        94.4%
Net income               9.3            8.9        0.4        4.5%
============================= ============== =========== ==============

         Operating revenues for the three months ended March 31, 2001 increased primarily as a result of record high natural gas prices and more favorable weather.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues and net income for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

--------------------------------------------------------------------------
                                     Three Months Ended
Millions of  dollars       2001      2000           Change    % Change
-------------------------------- -------------- ----------- --------------

Operating revenues       $247.7      $83.5          $164.2        *
Net income                  3.5        (0.1)           3.6        *
================================ ============== =========== ==============
*Greater than 100%

        Operating revenues for the three months ended March 31, 2001 increased primarily as a result of record high natural gas prices and more favorable weather. Net income improved primarily due to the favorable changes in market value of certain transportation contracts resulting from volatility in the natural gas market in early 2001.

Other Operating Expenses

        Changes in other operating expenses for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

-------------------------------------------------------------------------------
                                            Three Months Ended
Millions of  dollars                2001        2000       Change    % Change
----------------------------------------- ----------- -------------------------
----------------------------------------- ----------- -------------------------

Other operation and maintenance   $128.3      $110.8        17.5       15.8%
Depreciation and amortization       55.6        54.8          0.8       1.5%
Other taxes                         29.9        29.3          0.6       2.0%
----------------------------------------- ----------- -------------
                                 -------- -----------
Total                             $213.8      $194.9       $18.9       9.7%
========================================= ================== =========== ======

        Other operation and maintenance expenses increased primarily as a result of increased revenue-related expenses (e.g. provision for bad debts) for energy sales and increased employee benefit costs. Depreciation and amortization increased due to normal property additions, which was partially offset by a reduction in SCE&G's gas depreciation rates. Other taxes increased due to increased property taxes.

Interest Expense

        Interest expense for the three months ended March 31, 2001 increased when compared to the corresponding period in 2000, primarily due to the issuance of debt for the acquisition of PSNC in mid February 2000 and the issuance of other debt in mid-2000 and early 2001. The proceeds of such debt offerings were used for general corporate purposes, including providing working capital for natural gas purchases.

Income Taxes

        Income taxes for the three months ended March 31, 2001 increased approximately $0.5 million when compared to the corresponding period in 2000. This change is primarily due to the change in operating and other income.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by the Company described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about the Company's financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

March 31, 2001                                       Expected Maturity Date
Millions of  dollars
                                                                                   There-                   Fair
Liabilities                       2001      2002    2003       2004       2005       after       Total      Value
----------------------------------------- ----------------- ---------- ---------- ---------- ------------ ---------
----------------------------------------- ----------------- ---------- ---------- ---------- ------------ ---------

Long-Term Debt:
Fixed Rate ($)                     36.5    337.4    499.4      186.3      182.0     1,446.4     2,688.0    2,734.2
Average Fixed Interest Rate       7.23%    7.36%     6.50%      7.58%      7.43%       7.21%        7.14%
Variable Rate ($)                     -    550.0    150.0         -           -          -        700.0       699.7
Average Variable Interest Rate        -    5.94%     6.02%        -           -          -         5.96%


     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has a book basis investment in a telecommunications company of approximately $59.6 million for 11.875 percent senior discount notes due 2007. The fair value of these notes approximates cost. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax effect, to other comprehensive income.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.


As of March 31, 2001            Expected Maturity in 2001      Expected Maturity in 2002
                              Weighted                       Weighted
                               Average                        Average
  Millions of dollars        Settlement   Contract   Fair   Settlement   Contract   Fair
  Natural Gas Derivatives:      Price      Amount    Value     Price      Amount   Value
  ------------------------------------ ---------- ------------------------------ ---------

  Futures Contracts:
    Long                        $5.2     $35.8     $38.5      $5.0       $3.8      $3.8
    Short                        5.2       1.2        1.4        -          -         -
  SET Futures Contracts (1):
    Long                         5.1       1.7        2.1        -          -         -
  ------------------------------------ ---------- ------------------------------ ---------

                            Expected Maturity in 2001

Natural Gas Derivatives:  Weighted Average Strike Price     Contract Amount
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                                         (Millions of dollars)
Options:
  Purchased call (long)              $5.618                      $10.1
--------------------------------------------------------------------------------

                          Expected Maturity in 2001

                          Weighted Average   Weighted Average   Notional Amounts
Natural Gas Derivatives:      Pay Rate         Receive Rate      (10,000 mmbtu)
--------------------------------------------------------------------------------

Swaps:
SET (1)                        $8.8180           $9.2050             1,096
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

(1) SCANA Energy Trading, LLC (SET) is a 70 percent owned subsidiary of SCANA Energy Marketing, Inc. Amounts shown are at 100 percent.

     See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

     Equity price risk - Certain investments in telecommunications companies' marketable equity securities are carried at their market value of approximately $854.0 million. A ten percent decline in market value would result in a $85.4 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                        March 31,   December 31,
Millions of dollars                                       2001         2000
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                             $4,447       $4,453
    Gas                                                     409          409
    Other                                                   186          186
--------------------------------------------------------------------------------
        Total                                             5,042        5,048
    Less accumulated depreciation and amortization        1,752        1,720
--------------------------------------------------------------------------------
        Total                                             3,290        3,328
    Construction work in progress                           294          230
    Nuclear fuel, net of accumulated amortization            56           57
--------------------------------------------------------------------------------
        Utility Plant, Net                                3,640        3,615
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                     21           21
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary cash investments                      39           60
    Receivables                                             260          287
    Inventories (at average cost):
        Fuel                                                 30           21
        Materials and supplies                               47           46
        Emission allowances                                  19           20
    Prepayments                                              12            5
--------------------------------------------------------------------------------
        Total Current Assets                                407          439
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                            26           20
    Nuclear plant decommissioning fund                       74           72
    Pension asset, net                                      206          196
    Other regulatory assets                                 205          191
    Other                                                   111          110
--------------------------------------------------------------------------------
        Total Deferred Debits                               622          589
--------------------------------------------------------------------------------
            Total                                        $4,690       $4,664
================================================================================

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                   March 31,    December 31,
Millions of dollars                                  2001           2000
--------------------------------------------------------------------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                   $1,689         $1,657
    Preferred stock (Not subject to purchase
     or sinking funds)                                  106           106
--------------------------------------------------------------------------------
        Total Stockholders' Investment                1,795         1,763
Preferred Stock, net (Subject to purchase
      or sinking funds)                                  10            10
Company-Obligated Mandatorily Redeemable
    Preferred Securities of the Company's
    Subsidiary Trust, SCE&G Trust I, Holding
    solely $50 million principal amount
    of the 7.55% Junior Subordinated
    Debentures of SCE&G, due 2027                         50             50
Long-Term Debt, net                                    1,416          1,267
--------------------------------------------------------------------------------
          Total Capitalization                         3,271          3,090
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                 93           188
    Current portion of long-term debt                     28            28
    Accounts payable                                      76           103
    Accounts payable - affiliated companies               39            58
    Customer deposits                                     18            17
    Taxes accrued                                          -            51
    Interest accrued                                      29            22
    Dividends declared                                    37            44
    Deferred income taxes, net                            24            20
    Other                                                  6            10
--------------------------------------------------------------------------------
          Total Current Liabilities                     350            541
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes, net                          609            584
    Deferred investment tax credits                     108            109
    Reserve for nuclear plant decommissioning            74             72
    Postretirement benefits                             115            113
    Regulatory liabilities                               71             65
    Other                                                92             90
--------------------------------------------------------------------------------
          Total Deferred Credits                      1,069           1,033
--------------------------------------------------------------------------------
                Total                                $4,690          $4,664
================================================================================

See Notes to Condensed Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended
                                                                            March 31,
Millions of dollars                                                2001                   2000
--------------------------------------------------------------------------------- ---------------------

Operating Revenues:
    Electric                                                       $342                   $294
    Gas                                                              157                    101
--------------------------------------------------------------------------------- ---------------------
        Total Operating Revenues                                    499                    395
--------------------------------------------------------------------------------- ---------------------

Operating Expenses:
    Fuel used in electric generation                                  50                     57
    Purchased power (including affiliated
     purchases of $17 and $22)                                        75                     29
    Gas purchased for resale                                        119                      62
    Other operation  and maintenance                                  79                     73
    Depreciation and amortization                                     40                     40
    Other taxes                                                       26                     25
--------------------------------------------------------------------------------- ---------------------
        Total Operating Expenses                                    389                    286
--------------------------------------------------------------------------------- ---------------------

Operating Income                                                    110                    109
--------------------------------------------------------------------------------- ---------------------

Other Income, including allowance for equity funds
     used during construction                                          5                      5
--------------------------------------------------------------------------------- ---------------------

Income Before Interest Charges, Income Taxes,
    Preferred  Stock Dividends and Cumulative Effect of
    Accounting Change                                               115                    114
--------------------------------------------------------------------------------- ---------------------

Interest Charges:
    Interest expense on long-term debt, net                           28                     24
    Other interest expense, net of allowance for borrowed
       funds used during construction                                  -                      2
--------------------------------------------------------------------------------- ---------------------
        Total Interest Charges, Net                                   28                     26
--------------------------------------------------------------------------------- ---------------------

Income Before Income Taxes, Preferred Stock Dividends
    and Cumulative Effect of Accounting Change                        87                     88
Income Taxes                                                          32                     32
--------------------------------------------------------------------------------- ---------------------

Income Before Preferred Stock Dividends
    and Cumulative Effect of Accounting Change                        55                     56
Preferred Dividend Requirement of the Company - Obligated
    Mandatorily Redeemable Preferred Securities                         1                     1
--------------------------------------------------------------------------------- ---------------------

Income Before Cumulative Effect of Accounting Change                  54                     55
Cumulative Effect of Accounting Change, net of taxes  (Note 2)          -                    22
--------------------------------------------------------------------------------- ---------------------

Net Income                                                            54                     77
Preferred Stock Cash Dividends (At stated rates)                       (2)                   (2)
--------------------------------------------------------------------------------- ---------------------
Earnings Available for Common Stockholder                             52                     75
Retained Earnings at Beginning of Period                             649                   550
Common Stock Cash Dividends Declared                                  (35)                  (32)
--------------------------------------------------------------------------------- ---------------------
Retained Earnings at End of Period                                 $666                   $593
================================================================================= =====================

See Notes to Condensed Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                   March 31,
Millions of dollars                                           2001       2000
--------------------------------------------------------------------------------


Cash Flows From Operating Activities:
   Net income                                                  $54         $77
      Adjustments to reconcile net income to net
         cash provided from operating activities:
          Cumulative effect of accounting change,
            net of taxes                                        -          (22)
          Depreciation and amortization                         41          40
          Amortization of nuclear fuel                           1           5
          Allowance for funds used during construction          (4)         (1)
          Over (under) collections, fuel adjustment clauses    (13)         14
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                42           6
              (Increase) decrease in inventories                (9)          3
              (Increase) decrease pension asset                (10)        (10)
              (Increase) decrease other regulatory assets        -           5
              Increase (decrease) deferred income taxes, net    25          21
              Increase (decrease) other regulatory liabiliti     5           1
              Increase (decrease) postretirement benefits        2           1
              Increase (decrease) in accounts payable          (46)        (23)
              Increase (decrease) in taxes accrued             (51)        (21)
          Other, net                                            (3)        (18)
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities              34          78
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
       Utility property additions and construction
        expenditures, net of AFC                               (64)        (39)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
       Net Cash Used For Investing Activities                  (64)        (39)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                      149           -
     Repayments:
          Other long-term debt                                  (1)         (1)
     Dividend payments:
         Common stock                                          (42)        (26)
         Preferred stock                                        (2)         (2)
     Short-term borrowings, net                                (95)        (26)
--------------------------------------------------------------------------------
     Net Cash Provided From (Used For) Financing Activities      9         (55)
--------------------------------------------------------------------------------

Net Increase (Decrease) In Cash and
 Temporary Cash Investments                                    (21)        (16)
Cash and Temporary Cash Investments, January 1                  60          78
--------------------------------------------------------------------------------
Cash and Temporary Cash Investments, March 31                  $39         $62
================================================================================
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
          interest of $2 for 2001 and $1 for 2000)             $19         $24
                  - Income taxes                                 2           7


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Condensed Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2 and 3, which are necessary for a fair statement of the results for the interim periods reported.

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of March 31, 2001, approximately $231 million and $71 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $129 million and $55 million, respectively. The electric and gas regulatory assets of approximately $71 million and $30 million, respectively, (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

           B. New Accounting Standard

       Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's adoption of SFAS 133, as amended, did not have a material impact on the Company's results of operations, cash flows or financial position.

       C.  Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2001.

2.     Cumulative Effect of Accounting Change

        Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $22 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period.

3.      RATE AND OTHER REGULATORY MATTERS

        A.  On April 24, 2001 the Public Service Commission of South Carolina
            (PSC) approved the Company's request to increase the fuel component of rates charged to electric customers from 1.330 cents per kilowatt-hour to 1.579 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2001 through April 2002. It also includes recovery over a two year period of under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2001.

        B. On July 20, 2000 the PSC approved the Company's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to
            68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving the Company's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. On March 9, 2001 the PSC issued an order granting the Company's request to reduce the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001.

        C. On July 5, 2000 the PSC approved the Company's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and resulted in a reduction in annual depreciation expense of approximately $2.9 million. The retroactive effect was recorded in the second quarter of 2000.

        D. On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of March 31, 2001 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        E. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates which were fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally the PSC approved accelerated amortization of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, which enabled the Company to recover the balances as of the end of the year 2000.

        F. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved the Company's request to maintain the billing surcharge of $.011 per therm that provides for the recovery of the balance remaining at March 31, 2001 of $26.4 million.

        G. In September 1992 the PSC issued an order granting the Company's request for a $.25 increase in transit fares from $.50 to $.75 in Columbia, South Carolina; however, the PSC also required $.40 fares for low income customers and denied the Company's request to reduce the number of routes and frequency of service. The new rates were placed into effect in October 1992. The Company appealed the PSC's order to the Circuit Court, which in May 1995 ordered the case back to the PSC for reconsideration of several issues including the low income rider program, routing changes, and the $.75 fare. The Supreme Court declined to review an appeal of the Circuit Court decision and dismissed the case. The PSC and other intervenors filed another Petition for Reconsideration, which the Supreme Court denied. The PSC and other intervenors filed another appeal to the Circuit Court which the Circuit Court denied in an order dated May 9, 1996. In this order the Circuit Court upheld its previous orders and remanded them to the PSC. During August 1996 the PSC heard oral arguments on the orders on remand from the Circuit Court. On September 30, 1996 the PSC issued an order affirming its previous orders and denied the Company's request for reconsideration. In response to an appeal of the PSC's order by the Company, the Circuit Court issued an order on May 25, 2000, which remanded the matter to the PSC for review of the Company's original application and request to terminate the low income rider fare. On September 27, 2000 the PSC issued an order granting the relief requested by the Company. On September 29, 2000 the Consumer Advocate filed a motion with the PSC for a stay of this order to which the Company filed a response. On October 3, 2000 the PSC accepted the Consumer Advocate's motion and issued a stay of its order. The Consumer Advocate and other intervenors have petitioned the Circuit Court for judicial review of the PSC's order granting relief. Action by the Circuit Court is pending.

4.     LONG-TERM DEBT

       On January 24, 2001 the Company issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

5.     RETAINED EARNINGS

       The Company's Restated Articles of Incorporation and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2001 approximately $33.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.     CONTINGENCIES

       With respect to commitments at March 31, 2001, reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Contingencies at March 31, 2001 include the following:

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

        The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited (NEIL). These policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $8.1 million.

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

     B.  Environmental

        The Company maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts recovered through rates and insurance settlements, totaled $26.4 million at March 31, 2001. The deferral includes the estimated costs associated with the following matters.

o In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned manufactured gas plants (MGP), properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. On September 30, 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. The Company estimates that the Record of Decision will result in costs of approximately $16.5 million, of which approximately $3.7 million remains. On January 13, 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Company submitted a Comprehensive Remedial Design Work Plan (RDWP) on December 17, 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

     In September 2000, the Company was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties to the Calhoun Park Area site. The EPA has required that the Company conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer. The EPA expects to issue a second Record of Decision dealing with the intermediate aquifer in September 2001. The anticipated cost for intermediate groundwater investigation and cleanup is expected to be approximately $4.7 million

o The Company owns three other decommissioned MGP sites which contain residues of by-product chemicals. For the site located in Sumter, South Carolina, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation and characterization are proceeding according to schedule. Upon selection and successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion and a covenant not to sue. For the site located in Florence, South Carolina, the Company entered into a similar Remedial Action Plan Contract with DHEC in September 2000. The Company is continuing to investigate the remaining site in Columbia and is monitoring the nature and extent of residual contamination.

7.  SEGMENT OF BUSINESS INFORMATION

The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its Electric Operations and Gas Distribution segments. Therefore, net income is not allocated to these segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to the Company's segments.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------------------- ------------ ---------- ----------------- --------------
          Three months ended    Electric        Gas         All       Adjustments/    Consolidated
            March 31, 2001     Operations   Distribution   Other      Eliminations        Total
------------------------------------------- ------------ ---------- ----------------- --------------

External  Revenue                  $342        $157          -              $-           $499
Intersegment Revenue                 47           -          -             (47)             -
Operating Income (Loss)              89          22          -              (1)            110
Segment Assets                    5,665         508          -          (1,483)           4,690
------------------------------------------- ------------ ---------- ----------------- --------------


------------------------------------------- ------------ ---------- ----------------- --------------
          Three months ended    Electric        Gas         All       Adjustments/    Consolidated
            March 31, 2000     Operations   Distribution   Other      Eliminations        Total
------------------------------------------- ------------ ---------- ----------------- --------------

External Revenue                   $294        $101          -                -           $395
Intersegment Revenue                 55           -        -              (55)               -
Operating Income (Loss)              86           23         -                -             109
Segment Assets                    5,209          461         -          (1,268)           4,402
------------------------------------------- ------------ ---------- ----------------- --------------



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------------


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 2000.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy especially in SCE&G's service territory,
(4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) inflation, (10) changes in environmental regulations and (11) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the Securities and Exchange Commission. SCE&G disclaims any obligation to update any forward-looking statements.

LIQUIDITY AND CAPITAL RESOURCES

         On February 9, 2000 the Federal Energy Regulatory Commission (FERC) issued FERC Order 2000. The Order required utilities which operate electric transmission systems to submit plans for the possible formation of a regional transmission organization (RTO). On October 16, 2000 SCE&G and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). FERC gave provisional approval to GridSouth in March 2001. When operational, GridSouth will function as an independent regional transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. GridSouth is required to be operational by December 2001.

         On April 10, 2001 SCE&G announced plans to construct a 500 to 600 megawatt combined cycle natural gas-fueled power plant in Jasper County, South Carolina, to supply electricity to its South Carolina customers beginning in the summer of 2004. The proposed generation facility is estimated to cost between $250 million and $300 million and will use natural gas. Construction is expected to begin in the Summer of 2002 and is expected to be completed in the Summer of 2004.

         In April 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station returned to service. It had been taken out of service in January 2001 due to an electrical ground in the generator. The PSC has approved recovery of the cost of replacement power through SCE&G's fuel adjustment clause (see Note 3A of Notes to Condensed Consolidated Financial Statements).

         In March 2001 V. C. Summer Nuclear Station returned to service. It had been taken out of service on October 7, 2000 for a planned maintenance and refueling outage. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. Repairs were completed and the integrity of the new welds was verified through extensive testing. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 3A of Notes to Condensed Consolidated Financial Statements). The Nuclear Regulatory Commission (NRC) was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002.



        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the three months ended March 31, 2001 and 2000:

--------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                March 31,
Millions of dollars                                         2001           2000
---------------------------------------------------------------------- ---------


Net cash provided from operating activities                 $34            $78
Net cash provided from (used for) financing
  activities                                                  9           (55)
Cash and temporary cash investments available
  at the beginning of the period                             60            78
---------------------------------------------------------------------- ---------
Net cash available for utility property additions
    and construction expenditures                           $103          $101
====================================================================== =========
Funds used for utility property additions
   and construction expenditures, net of
   noncash allowance for funds used during construction     $64            $39


        On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds were used to reduce short-term debt and for general corporate purposes.

        SCE&G anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the twelve months ended March 31, 2001 was 4.13.

Environmental Matters

         For information on environmental matters see Note 6B "Contingencies - Environmental" of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

         Changes in net income for the three months ended March 31, 2001 and 2000 were as follows:

-------------------------------------------------------------------------------
                                        Three Months Ended
Millions of dollars            2001         2000    Change        % Change
------------------------------------ ------------ ------------ ----------------
------------------------------------ ------------ ------------ ----------------

Net income derived from:
     Operations               $53.5        $54.2     $(0.7)          (1.3%)
     Change in accounting         -         22.3     (22.3)       (100.0%)
------------------------------------ ------------ ------------
                            -------- ------------
     Total net income         $53.5        $76.5    $(23.0)        (30.1%)
==================================== ============ ============ ================

        Net income from operations for the three months ended March 31, 2001 decreased primarily due to increased other operation and maintenance expenses and interest expense, which were partially offset by improved electric margin.

        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three months ended March 31, 2001 and 2000 was $7.8 million. As a result of pension income, employee benefit costs were reduced approximately $4.8 million for the three months ended March 31, 2001. For the corresponding periods in 2000, employee benefit costs were reduced approximately $4.7 million. Additionally, other income increased $3.0 million for the three months ended March 31, 2001 and 2000.

         Earnings from a change in accounting resulted from recording of unbilled revenue (See Note 2 of Notes to Condensed Consolidated Financial Statements).

         Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 4 percent and 1 percent of income before income taxes for the three months ended March 31, 2001 and 2000, respectively.

SCE&G's Board of Directors declared the following quarterly dividends on common stock held by SCANA, during 2001:

----------------------------------------- -------------------- ----------------
Declaration             Dividend          Quarter              Payment
Date                    Amount            Ended                Date
----------------------------------------- -------------------- ----------------
February 22, 2001       $35.0 million     March 31, 2001       April 1, 2001
------------------------
May 3, 2001             $41.75 million    June 30, 2001        July 1, 2001
------------------------

Electric Operations

          Electric Operations is comprised of the electric portion of SCE&G and Fuel Company. Changes in the electric operations sales margins, excluding the cumulative effect of accounting change, for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

--------------------------------------------------------------------------------
                                            Three Months Ended
Millions of dollars                2001        2000       Change      % Change
---------------------------------------- ----------- ---------------------------
---------------------------------------- ----------- ---------------------------

Electric operating revenue       $341.5      $294.3       $47.2        16.0%
Less:  Fuel used in generation     50.0        57.0         (7.0)     (12.3%)
          Purchased power          74.6        29.0        45.6          *
---------------------------------------- ----------- ---------------
                                -------- -----------
Margin                           $216.9      $208.3        $8.6          4.1%
======================================== =========== ===========================
*Greater than 100%
                  -

          Changes in electric operations sales margins for the three months ended March 31, 2001 reflect customer growth and more favorable weather. Increases in purchased power costs were primarily attributable to plant outages discussed in Liquidity and Capital Resources.

Gas Distribution

          Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins, excluding the cumulative effect of accounting change, for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

--------------------------------------------------------------------------------
                                              Three Months Ended
Millions of dollars                2001          2000      Change      % Change
---------------------------------------- ------------- -------------------------
---------------------------------------- ------------- -------------------------

Gas operating  revenue           $157.1        $100.4       $56.7       56.5%
 Less: Gas purchased for resale   118.9          61.7        57.2       92.7%
---------------------------------------- ------------- --------------
                                -------- -------------
Margin                             38.2          38.7       $(0.5)       (1.3%)
======================================== ============= =========================

          Gas distribution sales margins for the three months ended March 31, 2001 decreased by an insignificant amount. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001. The increased cost of gas was passed on to customers as discussed in Note 3B in NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS.

 Other Operating Expenses

          Changes in other operating expenses for the three months ended March 31, 2001 when compared to the corresponding period in 2000, were as follows:

--------------------------------------------------------------------------------
                                                Three Months Ended
Millions of dollars                  2001          2000       Change   % Change
------------------------------------------ ------------- -----------------------
------------------------------------------ ------------- -----------------------

Other operation  and maintenance    $78.9         $73.4       $5.5       7.5%
Depreciation and amortization        40.5          40.3         0.2      0.5%
Other taxes                          25.6          25.2         0.4      1.6%
------------------------------------------ ------------- --------------
                                 --------- -------------
Total                              $145.0        $138.9       $6.1       4.4%
========================================== ============= =======================

           Other operation expenses for the three months ended March 31, 2001 increased primarily as a result of increases in employee benefit costs.

           The increase in depreciation and amortization expenses for the three months ended March 31, 2001 resulted from normal property additions, partially offset by a reduction in gas depreciation rates. Other taxes increased primarily due to increased property taxes.


Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     All financial instruments held by SCE&G and described below are held for purposes other than trading.

     Interest rate risk - The table below provides information about SCE&G's financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates.

March 31, 2001
Millions of dollars                                        Expected Maturity Date

                                                                    There-                 Fair
Liabilities              2001     2002     2003     2004    2005     after     Total      Value
-------------------------------- -------- ------- ------------------------------------------------
-------------------------------- -------- ------- ------------------------------------------------

Long-Term Debt:
Fixed Rate ($)           26.7      27.6    129.5   123.9    173.9    962.1    1,443.7    1,481.6
Average Interest Rate   6.73%     6.72%   6.37%    7.52%    7.40%      7.43%    7.32%

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                 March 31,        December 31,
Millions of dollars                                2001               2000
--------------------------------------------------------------------------------

Assets
Gas Utility Plant                                    $795             $787
    Less accumulated depreciation                     269              263
    Acquisition adjustment, net of
      accumulated amortization                        449              452
--------------------------------------------------------------------------------
           Gas Utility Plant, Net                     975              976
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net               29               34
--------------------------------------------------------------------------------

Current Assets:
     Cash and temporary cash investments               31                8
     Restricted cash and temporary investments          -                5
     Receivables (net of allowance for
        uncollectible accounts of $3
        for 2001 and $2 for 2000)                     129              148
     Inventories (at average cost):
        Stored gas                                     21               32
        Materials and supplies                          8                7
     Other                                              2                2
--------------------------------------------------------------------------------
           Total Current Assets                       191              202
--------------------------------------------------------------------------------

Deferred Charges and Other Assets:
     Due from affiliate-pension asset                  10               10
     Regulatory assets                                 21               21
     Other                                             10               10
--------------------------------------------------------------------------------
            Total Deferred Charges and
                Other Assets                           41               41
---------------------------------------------------------- ---------------- ----
                Total                              $1,236           $1,253
========================================================== ================ ====
========================================================== ================ ====

Capitalization and Liabilities
Capitalization:
     Common equity                                   $729             $712
     Long-term debt, net                              295              145
--------------------------------------------------------------------------------
            Total Capitalization                    1,024              857
--------------------------------------------------------------------------------

Current Liabilities:
     Short-term borrowings                              -              125
     Current portion of long-term debt                  4                4
     Accounts payable                                  44               84
     Taxes accrued                                     20                3
     Customer prepayments and deposits                  4                8
     Advances from parent                               -               44
     Dividends declared and interest accrued           10                5
     Other                                              1                1
--------------------------------------------------------------------------------
            Total Current Liabilities                  83              274
--------------------------------------------------------------------------------

Deferred Credits and Other Liabilities:
      Deferred income taxes, net                       83               82
      Due to affiliate-postretirement benefits         10               10
      Regulatory liabilities                           13                5
      Other                                            23               25
----------------------------------------------------------------------- --------
            Total Deferred Credits and
              Other Liabilities                       129              122
---------------------------------------------------------- ---------------- ----
                Total                              $1,236           $1,253
========================================================== ================ ====

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              AND RETAINED EARNINGS
                                   (Unaudited)

   -----------------------------------------------------------------------------
                                                          Three Months Ended
                                                               March 31,
       Millions of dollars                             2001          2000
   -----------------------------------------------------------------------------

       Operating Revenues                              $228          $169
       Cost of Gas                                      160           103
   -----------------------------------------------------------------------------
           Gross Margin                                  68            66
   -----------------------------------------------------------------------------

       Operating Expenses:
          Operation and maintenance                      17            17
          Depreciation and amortization                  10            10
          Other taxes                                     2             2
   -----------------------------------------------------------------------------
              Total Operating Expenses                   29            29
   -----------------------------------------------------------------------------

       Operating Income                                  39            37

       Other Income, net                                  1             1

       Interest Charges                                   5             5
   -----------------------------------------------------------------------------

       Income Before Income Taxes and                    35            33
         Cumulative Effect of Accounting Change

       Income Taxes                                      15            14
   -----------------------------------------------------------------------------

       Income Before Cumulative Effect of
         Accounting Change                               20            19

       Cumulative Effect of Accounting Change,
         net of taxes (Note 2)                            -             7
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------

       Net Income                                        20            26
       Retained Earnings at Beginning of Period           9            73
       Acquisition of Company                             -           (73)
       Common Stock Cash Dividends Declared              (6)           (6)
   -----------------------------------------------------------------------------
   -----------------------------------------------------------------------------
       Retained Earnings at End of Period               $23           $20
   =============================================================================

    See Notes to Condensed Consolidated Financial Statements.



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



-------------------------------------------------------------------------------------------
                                                                   Three Months Ended
                                                                        March 31
Millions of dollars                                                 2001          2000
------------------------------------------------------------------------------ ------------


Cash Flows From Operating Activities:
   Net income                                                       $20            $26
   Adjustments to reconcile net income to net
     cash provided from operating activities:
         Cumulative effect of accounting change, net of taxes          -            (7)
         Depreciation and amortization                                12            12
         Equity in earnings of investee                               (1)           (2)
         Over (under) collection, fuel adjustment clause              13            17
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                   12             -
            (Increase) decrease in inventories                       10             15
            Increase (decrease) in accounts payable and advances     (75)          (11)
            Increase (decrease) in regulatory liabilities             (5)            -
            Increase (decrease) in deferred income taxes, net          1             1
            Increase (decrease) in accrued taxes                      18            19
         Other, net                                                    2             (9)
------------------------------------------------------------------------------ ------------
Net Cash Provided From Operating Activities                            7            61
------------------------------------------------------------------------------ ------------
Cash Flows From Investing Activities:
   Construction expenditures                                         (11)            (8)
   Investments                                                         5             -
   Sale of subsidiary                                                  4             -
   Nonutility and other                                                2              2
------------------------------------------------------------------------------ ------------
Net Cash Used For Investing Activities                                 -             (6)
------------------------------------------------------------------------------ ------------
Cash Flows From Financing Activities:
  Issuance of medium-term notes                                     149               -
  Repayment of short-term borrowings, net                          (125)            (48)
  Retirement of long-term debt and common stock                        -             (1)
  Cash dividends                                                      (4)            (5)
------------------------------------------------------------------------------ ------------
Net Cash Provided  From (Used For) Financing Activities               20           (54)
------------------------------------------------------------------------------ ------------
Net Increase In Cash and Temporary Cash Investments                   23              1
Cash and Temporary Cash Investments, January 1                         8              9
------------------------------------------------------------------------------ ------------
Cash and Temporary Cash Investments, March 31                       $31              $10
============================================================================== ============

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized interest
                     of $0.3 for 2001 and $0.2 for 2000)            $2                $3
                - Income taxes                                       -                 1



In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $466 million acquisition adjustment.

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)


        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3, 4 and 5, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of March 31, 2001, approximately $21 million and $13 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.3 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

         B. New Accounting Standard

         Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's adoption of SFAS 133, as amended, did not have a material impact on the Company's results of operations, cash flows or financial position.

         C. Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2001.

2.           CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Effective January 1, 2000 PSNC changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was approximately $6.6 million, net of taxes. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period. Also, effective January 1, 2000 the gas costs associated with unbilled revenues are no longer deferred.

3.       ACQUISITION BY SCANA CORPORATION

         On February 10, 2000 the acquisition of the Company by SCANA Corporation (SCANA) was consummated in a business combination accounted for as a purchase. As a result the Company became a wholly owned subsidiary of SCANA. Pursuant to the Agreement and Plan of Merger, the Company shareholders were paid approximately $212 million in cash and
         17.4 million shares of SCANA common stock valued at approximately $488 million.

         The Company has recorded a utility plant acquisition adjustment of approximately $466 million, which reflects the excess of SCANA's purchase price of approximately $700 million over the fair value of the Company's net assets at January 1, 2000. The adjustment is being amortized over 35 years on the straight-line basis. Common equity at March 31, 2001 reflects this acquisition adjustment.

        The Company agreed to pay approximately $5 million to ten key executives under severance agreements related to the acquisition. Severance benefits of approximately $2.7 million have been paid to seven key executives whose positions were eliminated. In addition, approximately $3.1 million was paid to former directors of the Company in connection with deferred compensation and retirement plans, and approximately $8.1 million was paid to participants in the Company's nonqualified stock option plans.

4.       SALE OF PSNC PRODUCTION CORPORATION AND SCANA PUBLIC SERVICE LLC

          PSNC Production Corporation and SCANA Public Service Company LLC were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA, for $4.4 million, which approximated net book value, effective January 1, 2001.

5.       RATE AND OTHER REGULATORY MATTERS

         On April 6, 2000 the North Carolina Utilities Commission (NCUC) issued an order permanently approving the Company's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed the Company use of this mechanism on a trial basis. This procedure allows the Company to manage its deferred gas costs better by ensuring that the amount paid for natural gas to serve these customers approximates the amount collected from them.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 the Company filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties. Pursuant to state statutes, the NCUC required the Company to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved the Company's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from the Company's expansion fund for this project. The Company estimates that the cost of this project will be approximately $31.4 million.

              On December 7, 1999 the NCUC issued an order approving the acquisition of the Company by SCANA. As specified in the NCUC order, the Company reduced its rates by approximately $1 million in August 2000, will reduce rates another $1 million in August 2001 and has agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

6.       LONG-TERM DEBT

         On February 16, 2001 the Company issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes.

7.      CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGP) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at only one site, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources has recommended that no further action be taken with respect to one site. An environmental due diligence review of the Company conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. The Company is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRP). An order of the NCUC dated May 11, 1993 authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of March 31, 2001 the Company has recorded a liability and associated regulatory asset of $10.2 million, which reflects the minimum amount of the range, net of shared cost recovery from other PRPs. Amounts incurred to date are not material.
         Management intends to request recovery of additional MGP cleanup costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

8.       SEGMENT OF BUSINESS INFORMATION

         For the three months ended March 31, 2001 Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service Company LLC (SCANA Public Service) were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA (see Note 4). In 2000 SCANA Public Service was an Energy Marketing segment of the Company and used net income to measure profitability.

                                          Disclosure of Reportable Segments
                                                (Millions of Dollars)

    ----------------------- -------------- ------------- ------ ---------------- --------------------
    Three months ended          Gas          Energy       All   Adjustments/     Consolidated
    March 31, 2001          Distribution   Marketing     Other  Eliminations        Total
    ----------------------- -------------- ------------- ------ ---------------- --------------------

    External Revenue            $228          n/a            -            -            $228
    Intersegment Revenue             -        n/a                         -               -
                                                           -
    Operating Income               39         n/a          n/a            -               39
    Segment Assets              1,232         n/a          29           (25)           1,236

    ----------------------- -------------- ------------- ------ ---------------- --------------------
    Three months ended          Gas          Energy       All   Adjustments/     Consolidated
    March  31, 2000         Distribution   Marketing     Other  Eliminations        Total
    ----------------------- -------------- ------------- ------ ---------------- --------------------

    External Revenue             $166         $31                    $(28)              $169
                                                           -
    Intersegment Revenue             -           2                    (32)                 -
                                                          $30
    Operating Income               36         n/a                        1                37
                                                          n/a
    Net Income                    n/a            1
                                                           1          24 1                 26
    Segment Assets              1,133           18                    (65)
                                                          54                            1,140

    1 Includes cumulative effect of accounting change

Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS


         The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC) Annual Report on Form 10-K for the fiscal year December 31, 2000.

         Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC's accounting policies, (8) weather conditions, especially in areas served by PSNC, (9) inflation, (10) changes in environmental regulation and (11) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the Securities and Exchange Commission. PSNC disclaims any obligation to update any forward-looking statements.

Capital Expansion Program

         PSNC's capital expansion program, through the construction of lines, services, systems and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for natural gas in its franchised service areas. PSNC's 2001 construction budget is approximately $58.0 million, compared to actual construction expenditures for 2000 of $39.1 million. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the three months ended March 31, 2001 were $11.2 million compared to $7.6 million for the same period last year.

Earnings and Dividends

        Net income for the three months ended March 31, 2001 and 2000 was as follows:

    ------------------------------------------ --------------------------------

                          Three Months Ended March 31,
    Millions of dollars                             2001           2000
    ------------------------------------------ --------------------------------
    Net income derived from:
       Operations                                   $20.3          $19.4
       Change in accounting                             -            6.6
    ------------------------------------------ --------------------------------
           Total net income                         $20.3          $26.0
    ========================================== ================================

        Net income from operations increased approximately $0.9 million primarily due to customer growth. In 2000 net income increased due to the change in accounting to record unbilled revenues (see Note 2 of Notes to Condensed Consolidated Financial Statements).

PSNC's Board of Directors declared the following quarterly dividends on common stock held by SCANA during 2001:

-------------------- ------------------- ----------------- ---------------------
Declaration Date     Dividend Amount     Quarter Ended     Payment Date
-------------------- ------------------- ----------------- ---------------------
February 22, 2001       $6.0 million     March 31, 2001    April 1, 2001
May 3, 2001             $5.8 million     June 30, 2001     July 1, 2001



Gas Distribution

         Changes in gas distribution sales margins for the three months ended March 31, 2001, when compared to the corresponding period in 2000, were as follows:

---------------------------------------------------------------------------
(Millions of Dollars)                  Three Months Ended March 31,
                        2001      2000     Change       % Change
---------------------------------------------------------------------------
Gas operating revenue  $228.4     $169.2      $59.2          35.0%
Less:  Cost of gas      160.6      103.5       57.1        55.1%
-------------------------------------------------------
Gross margin            $67.8      $65.7       $2.1          3.2%
===========================================================================

         The increase in margin for the three months ended March 31, 2001 primarily resulted from customer growth. Customers as of March 31, 2001 and 2000 were approximately 371,000 and 358,000, respectively. Revenues and cost of gas were impacted by large increases in natural gas prices in late 2000 and early 2001.

Operating Expenses

         Operating expenses remained virtually unchanged for the three months ended March 31, 2001 when compared to the corresponding period in 2000.

        PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 4 "Rate and Other Regulatory Matters," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and Note 4 "Rate and Other Regulatory Matters" and Note 9 "Contingencies" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Note 3 "Rate and Other Regulatory Matters," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 2000, and Note 3 "Rate and Other Regulatory Matters" and Note 6 "Contingencies" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.

         Public Service Company of North Carolina, Incorporated:

         For information regarding legal proceedings see Note 5 "Rate and Other Regulatory Matters," of NOTES TO CONSOLIDATED FINANCIAL STATEMENTS appearing in Public Service Company of North Carolina, Incorporated's Annual Report on Form 10-K for the year ended December 31, 2000, and
         Note 5 "Rate and Other Regulatory Matters" and Note 7 "Contingencies" of NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS appearing in this Quarterly Report on Form 10-Q.



Item 6.    Exhibits and Reports  on Form 8-K

         A.  Exhibits

                SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated:

                Exhibits filed with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are hereby incorporated herein by reference and made a part hereof.

         B.  Reports on Form 8-K during the first quarter 2001 were as follows:

                SCANA Corporation:
                Date of report:  January 9, 2001
                Item reported:  Item 5

                South Carolina Electric & Gas Company:
                Date of report:  January 9, 2001
                Item reported:  Item 5

                Public Service Company of North Carolina, Incorporated:
                Date of report:  February 12, 2001
                Item reported:  Item 5

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                          SCANA CORPORATION
                                            (Registrant)




May 14, 2001                              By: s/M. R. Cannon

                                              M. R. Cannon
                                              Controller
                                              (Principal accounting officer)

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                  -------------------------------------
                                            (Registrant)




May 14, 2001                       By:   s/Mark R. Cannon
                                         ---------------------------------
                                         Mark R. Cannon
                                         Controller
                                         (Principal accounting officer)

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                         (Registrant)




May 14, 2001          By:   s/Mark R. Cannon
                            ---------------------------------
                            Mark R. Cannon
                            Controller
                            (Principal accounting officer)

                                  EXHIBIT INDEX

Exhibit  Applicable to
          Form 10-Q of
No.     SCANA    SCE&G   PSNC    Description

2.01      X               X      Agreement and Plan of Merger, dated as of
                                 February 16, 1999 as amended and
                                 restated as of May 10, 1999, by and among Public Service Company of North Carolina,
                                 Incorporated, SCANA Corporation, New Sub I,
                                 Inc. and New Sub II, Inc. (Filed as Exhibit 2.1 to Registration Statement No. 333-78227 on Form
                                 S-4)

3.01      X                      Restated Articles of Incorporation of SCANA as
                                 adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145)

3.02               X             Restated Articles of Incorporation of SCE&G, as
                                 adopted on May 3, 2001 (Filed herewith)

3.03      X                      Articles of Amendment of SCANA, dated April 27,
                                 1995 (Filed as Exhibit 4-B to
                                 Registration Statement No. 33-62421)

3.04                      X      Articles of Incorporation of PSNC (formerly New
                                 Sub II, Inc.) dated February 12, 1999 (Filed as
                                 Exhibit 3.01 to Registration Statement No. 333-
                                 45206)

3.05                      X      Articles of Amendment of PSNC (formerly New Sub
                                 II, Inc.) as adopted on February 10, 2000
                                 (Filed as Exhibit 3.02 to Registration
                                 Statement No. 333-45206)

3.06                      X      Articles of Correction of PSNC dated February
                                 11, 2000 (Filed as Exhibit 3.03 to Registration
                                 Statement  No. 333-45206)

3.07      X                      By-Laws of SCANA as revised and amended on
                                 December 13, 2000 (Filed as Exhibit 3.22 to
                                 Form 10-K for the year ended December 31, 2000)

3.08               X             By-Laws of SCE&G as amended and adopted on
                                 February 22, 2001  (Filed as Exhibit 3.23 to
                                 Form 10-K for the year ended December 31, 2000)

3.09                      X      By-Laws of PSNC (formerly New Sub II, Inc.) as
                                 revised and amended on February 22, 2001 (Filed as Exhibit 3.24 to Form 10-K for the year ended
                                 December 31, 2000)

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

                           EXHIBIT INDEX

Exhibit  Applicable to
          Form 10-Q of
No.     SCANA       SCE&G       PSNC    Description

4.05      X           X
                                        Fifth through Fifty-third
                                        Supplemental Indenture referred
                                        to in Exhibit 4.03 dated as of
                                        the dates indicated below and
                                        filed as exhibits to the
                                        Registration Statements whose
                                        file numbers are set forth below
-------
      December 1, 1950        Exhibit 2-D         to Registration No. 2-26459
      July 1, 1951            Exhibit 2-E         to Registration No. 2-26459
      June 1, 1953            Exhibit 2-F         to Registration No. 2-26459
      June 1, 1955            Exhibit 2-G         to Registration No. 2-26459
      November 1, 1957        Exhibit 2-H         to Registration No. 2-26459
      September 1, 1958       Exhibit 2-I         to Registration No. 2-26459
      September 1, 1960       Exhibit 2-J         to Registration No. 2-26459
      June 1, 1961            Exhibit 2-K         to Registration No. 2-26459
      December 1, 1965        Exhibit 2-L         to Registration No. 2-26459
      June 1, 1966            Exhibit 2-M         to Registration No. 2-26459
      June 1, 1967            Exhibit 2-N         to Registration No. 2-29693
      September 1, 1968       Exhibit 4-O         to Registration No. 2-31569
      June 1, 1969            Exhibit 4-C         to Registration No. 33-38580
      December 1, 1969        Exhibit 4-O         to Registration No. 2-35388
      June 1, 1970            Exhibit 4-R         to Registration No. 2-37363
      March 1, 1971           Exhibit 2-B-17      to Registration No. 2-40324
      January 1, 1972         Exhibit 2-B         to Registration No. 33-38580
      July 1, 1974            Exhibit 2-A-19      to Registration No. 2-51291
      May 1, 1975             Exhibit 4-C         to Registration No. 33-38580
      July 1, 1975            Exhibit 2-B-21      to Registration No. 2-53908
      February 1, 1976        Exhibit 2-B-22      to Registration No. 2-55304
      December 1, 1976        Exhibit 2-B-23      to Registration No. 2-57936
      March 1, 1977           Exhibit 2-B-24      to Registration No. 2-58662
      May 1, 1977             Exhibit 4-C         to Registration No. 33-38580
      February 1, 1978        Exhibit 4-C         to Registration No. 33-38580
      June 1, 1978            Exhibit 2-A-3       to Registration No. 2-61653
      April 1, 1979           Exhibit 4-C         to Registration No. 33-38580
      June 1, 1979            Exhibit 2-A-3       to Registration No. 33-38580
      April 1, 1980           Exhibit 4-C         to Registration No. 33-38580
      June 1, 1980            Exhibit 4-C         to Registration No. 33-38580
      December 1, 1980        Exhibit 4-C         to Registration No. 33-38580
      April 1, 1981           Exhibit 4-D         to Registration No. 33-49421
      June 1, 1981            Exhibit 4-D         to Registration No. 2-73321
      March 1, 1982           Exhibit 4-D         to Registration No. 33-49421
      April 15, 1982          Exhibit 4-D         to Registration No. 33-49421
      May 1, 1982             Exhibit 4-D         to Registration No. 33-49421
      December 1, 1984        Exhibit 4-D         to Registration No. 33-49421
      December 1, 1985        Exhibit 4-D         to Registration No. 33-49421
      June 1, 1986            Exhibit 4-D         to Registration No. 33-49421
      February 1, 1987        Exhibit 4-D         to Registration No. 33-49421
      September 1, 1987       Exhibit 4-D         to Registration No. 33-49421
      January 1, 1989         Exhibit 4-D         to Registration No. 33-49421
      January 1, 1991         Exhibit 4-D         to Registration No. 33-49421
      February 1, 1991        Exhibit 4-D         to Registration No. 33-49421
      July 15, 1991           Exhibit 4-D         to Registration No. 33-49421

-------

                           EXHIBIT INDEX

Exhibit  Applicable to
          Form 10-Q of
No.    SCANA   SCE&G  PSNC    Description

             August 15, 1991     Exhibit 4-D     to Registration No. 33-49421
             April 1, 1993       Exhibit 4-E     to Registration No. 33-49421
             July 1, 1993        Exhibit 4-D     to Registration No. 33-57955
             May 1, 1999         Exhibit 4.04    to Registration No. 333-86387

-------
4.06      X      X    Indenture dated as of April 1, 1993 from South Carolina
                      Electric & Gas Company to NationsBank of Georgia, National
                      Association (Filed as Exhibit 4-F to Registration
                      Statement No. 33-49421)

-------
4.07      X      X    First Supplemental Indenture to Indenture  referred to in
                      Exhibit 4.06 dated as of June 1, 1993 (Filed as Exhibit
                      4-G to Registration Statement No. 33-49421)

-------
4.08      X      X    Second Supplemental Indenture to Indenture referred to in
                      Exhibit  4.06 dated as of June 15, 1993 (Filed as Exhibit
                      4-G to Registration Statement No. 33-57955)

-------
4.09      X      X    Trust Agreement for SCE&G Trust I (Filed as Exhibit 4.03
                      to Registration Statement No. 333-49960)

-------
4.10      X      X    Certificate of Trust of SCE&G Trust I (Filed as Exhibit
                      4.04 to Registration Statement No. 333-49960)

-------
4.11      X      X    Junior Subordinated Indenture for SCE&G Trust I (Filed as
                      Exhibit 4.05 to Registration Statement No. 333-49960)

-------

4.12      X       X    Guarantee Agreement for SCE&G Trust I (Filed as
                       Exhibit 4.06 to Registration  Statement No. 333-49960)

-------
4.13      X       X    Amended and Restated Trust Agreement for SCE&G Trust I
                       (Filed as Exhibit 4.07 to Registration Statement No.
                       333-49960)

-------

                                                 EXHIBIT INDEX

Exhibit   Applicable to
           Form 10-K of
No.      SCANA  SCE&G PSNC    Description

---------

---------

---------

---------
4.14       X           X      Debenture Purchase Agreement, dated as of December
                              5, 1989, as amended, with respect to $43 million of 10% Senior Debentures due December 1, 2004
                              (Filed as Exhibit 4.05 to Registration Statement
                              No. 333-45206 and incorporated by reference herein)

---------
4.15       X           X      Amendment to Debenture Purchase Agreement dated as
                              of December 5, 1989, between PSNC and The
                              Prudential Life Insurance Company of America
                              (Filed as Exhibit 4.06 to Registration Statement
                              No. 333-45206 and incorporated by
                              reference herein)

---------
4.16       X           X      Debenture Purchase Agreement, dated as of June 25,
                              1992, with respect to $32 million of 8.75% Senior
                              Debentures due June 30,  2012 (Filed as Exhibit
                              4.07 to Registration Statement No. 333-45206 and incorporated by reference herein)

---------
4.17       X           X      Indenture dated as of January 1, 1996 between PSNC
                              and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.08 to Registration
                              Statement No. 333-45206 and incorporated by reference herein)

---------
4.18       X           X      First Supplemental Indenture dated as of January
                              1, 1996, between PSNC and First Union National
                              Bank of North Carolina, as Trustee (Filed as
                              Exhibit 4.09 to Registration Statement No. 333-
                              45206 and incorporated by reference herein)

---------
4.19       X           X      Second Supplemental Indenture dated as of December
                              15, 1996 between PSNC and First Union National
                              Bank of North Carolina, as Trustee (Filed as
                              Exhibit 4.10 to Registration Statement No. 333-
                              45206 and incorporated by reference  herein)

---------
4.20       X           X      Third Supplemental Indenture dated as of February
                              10, 2000 between PSNC and First Union National
                              Bank of North Carolina, as Trustee (Filed as
                              Exhibit 4.11 to Registration Statement No.
                              333-45206 and incorporated by reference
                              herein)

4.21       X           X      Fourth Supplemental Indenture dated as of February
                              12, 2001 between PSNC and First Union National
                              Bank of North Carolina, as Trustee (Filed as
                              Exhibit 4.28 to Form 10-K for the year ended
                              December 31, 2000)

---------

                             EXHIBIT INDEX

Exhibit Applicable to
        Form 10-Q of
No.    SCANA   SCE&G  PSNC    Description

4.22                  X      PSNC $150 million medium-term note issued February
                             16, 2001 (Filed as Exhibit 4.29 to Form 10-K for the year ended December 31, 2000)

------
10.01   X                    SCANA Voluntary Deferral Plan as amended through
                             October 21, 1997 (Filed as Exhibit 10.01 to
                             Registration Statement No. 333-49960)

------
10.02   X                    SCANA Supplementary Executive Retirement Plan as
                             amended and restated effective as of October 21, 1997 (Filed as Exhibit 10.01(b) to Registration
                             Statement No. 333-86803)

------
10.03                X       SCANA Supplementary Voluntary Deferral Plan as
                             amended and restated through October 21, 1997
                             (Filed as Exhibit 10.02 to Registration Statement
                             No. 333-49960)

------
10.04   X                    SCANA Key Executive Severance Benefits Plan as
                             amended and restated effective as
                             of October 21, 1997 (Filed as Exhibit 10.01(c) to
                             Registration Statement No. 333-86803)

------
10.05   X                    SCANA Supplementary Key Executive Severance
                             Benefits Plan effective as of
                             December 17, 1997 (Filed as Exhibit 10.01(d) to
                             Registration Statement No. 333-86803)

------
10.06   X                    SCANA Performance Share Plan as amended and
                             restated effective January 1, 1998
                             (Filed as Exhibit 10 (e) to Registration Statement
                             No. 333-86803)

------
10.07   X                    SCANA Long-Term Equity Compensation Plan dated
                             January 2000 filed as Exhibit 4.04
                             to Registration Statement No. 333-37398)

------
10.08   X                    SCANA Key Employee Retention Plan as amended and
                             restated effective as of October 21, 1997 (Filed as Exhibit 10.02 to Registration Statement No.
                             333-49960)

------
10.09   X                    Description of SCANA Whole Life Option (Filed as
                             Exhibit 10-F to Form 10-K for the year ended
                             December 31, 1991, under cover of Form SE, File No.
                             1-8809)

10.10                  X     Description of SCANA Corporation Annual Incentive
                             Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form
                             SE, File No. 1-8809)

10.11   X                    SCANA Corporation Director Compensation and
                             Deferral Plan effective January 1,
                             2001 (Filed as Exhibit 10.05 to Registration
                             Statement No. 333-49960)

10.12                 X      Operating Agreement of Pine Needle LNG Company, LLC
                             dated August 8, 1995  (Filed as Exhibit 10.01 to
                             Registration Statement No. 333-45206)

10.13                 X      Amendment to Operating Agreement of Pine Needle LNG
                             Company, LLC dated October 1, 1995 (Filed as
                             Exhibit 10.02 to Registration Statement No.
                             333-45206)

                                  EXHIBIT INDEX

Exhibit   Applicable to
          Form 10-Q of
No.    SCANA  SCE&G  PSNC  Description

-------
10.14                 X    Amended Operating Agreement of Cardinal Extension
                           Company, LLC dated December 19, 1996 (Filed as
                           Exhibit 10.03 to Registration Statement No.
                           333-45206)

10.15                 X    Amended Construction, Operation and Maintenance
                           Agreement by and between Cardinal Operating Company and Cardinal Extension Company, LLC dated December
                           19, 1996 (Filed as Exhibit 10.04 to Registration
                           Statement No. 333-45206)

10.16                 X    Form of Severance Agreement between PSNC and its
                           Executive Officers (Filed as Exhibit 10.05 to
                           Registration Statement No. 333-45206)

10.17                 X    Service Agreement between PSNC and SCANA Services,
                           Inc., effective April 1, 2000 (Filed as Exhibit 10.06
                           to Registration Statement No. 333-45206)