Form 10-Q
period 2001-06-30
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2001-08-14
CIK 754737, 81025, 91882

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

                  For the quarterly period ended June 30, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to
                      ------------ -----------------------


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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                 Description of              Shares Outstanding
Registrant                       Common Stock                  at July 31, 2001

 SCANA Corporation               Without Par Value                 104,728,268

South Carolina Electric
  & Gas Company                  Par Value $4.50 Per Share         40,296,1471

Public Service Company of
  North Carolina, Incorporated   Without Par Value                      1,0001

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

================================================================================

                                      INDEX


           Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section......................................   3
Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of June 30, 2001
          and December 31, 2000..........................................   4
         Condensed Consolidated Statements of Income and Retained
          Earnings for the Periods Ended June 30, 2001 and 2000..........   6
         Condensed Consolidated Statements of Cash Flows for the
          Periods Ended June 30, 2001 and 2000...........................   7
          Notes to Condensed Consolidated Financial Statements...........   8

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................   17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   23

South Carolina Electric & Gas Company Financial Section..................   25

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of June 30, 2001
             and December 31, 2000 ......................................   26
           Condensed Consolidated Statements of Income and Retained
             Earnings for the Periods Ended June 30, 2001 and 2000.......   27
           Condensed Consolidated Statements of Cash Flows for the
             Periods Ended June 30, 2001 and 2000........................   29
           Notes to Condensed Consolidated Financial Statements..........   30

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.....................................   34

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......   38

Public Service Company of North Carolina, Incorporated Financial Section.   40

Item 1.  Financial Statements
           Condensed Consolidated Balance Sheets as of June 30,
             2001 and December 31, 2000 .................................   41
           Condensed Consolidated Statements of Income(Loss) and
             Retained Earnings for the Periods Ended June 30,
             2001 and 2000...............................................   42
           Condensed Consolidated Statements of Cash Flows for
             the Periods Ended June 30, 2001 and 2000....................   43

Notes to Condensed Consolidated Financial Statements.....................   44

Item 2.  Management's Narrative Analysis of Results of Operations.........  48

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings...............................................   50

Item 4.  Submission of Matters to a Vote of Security-Holders.............   50

Item 6.  Exhibits and Reports on Form 8-K................................   51

Signatures...............................................................   52

Exhibit Index............................................................   55

                                SCANA CORPORATION
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION



Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


------------------------------------------------------------------------------
                                                     June 30,    December 31,
Millions of dollars                                    2001         2000
------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                           $4,741      $4,747
    Gas                                                 1,445       1,435
    Other                                                 188         187
------------------------------------------------------------------------------
        Total                                           6,374       6,369
    Less accumulated depreciation and amortization      2,292       2,212
------------------------------------------------------------------------------
        Total                                           4,082       4,157
    Construction work in progress                         426         261
    Nuclear fuel, net of accumulated amortization          51          57
    Acquisition adjustment, net of
      accumulated amortization                            467         474
------------------------------------------------------------------------------
        Utility Plant, Net                              5,026       4,949
------------------------------------------------------------------------------

Nonutility Property, net of accumulated depreciation      101          79
Investments                                               225         203
------------------------------------------------------------------------------
------------------------------------------------------------------------------
       Nonutility Property and Investments, Net           326         282
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                        185         159
    Receivables (net of allowance for
      uncollectible accounts of $40 in
      2001 and $31 in 2000)                               461         699
    Inventories (at average cost):
        Fuel                                              151         107
        Materials and supplies                             57          56
        Emission allowances                                17          20
    Prepayments                                            27          16
    Investments                                           883         479
------------------------------------------------------------------------------
        Total Current Assets                            1,781       1,536
------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                          37          30
    Nuclear plant decommissioning fund                     75          72
    Pension asset, net                                    216         196
    Other regulatory assets                               222         213
    Other                                                 165         142
------------------------------------------------------------------------------
        Total Deferred Debits                             715         653
------------------------------------------------------------------------------
            Total                                      $7,848      $7,420
==============================================================================

                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



----------------------------------------------------------------- --------------
                                                       June 30,     December 31,
Millions of dollars                                      2001            2000
----------------------------------------------------------------- --------------
Capitalization and Liabilities

Stockholders' Investment:
    Common Equity                                       $2,304            $2,032
    Preferred stock (Not subject to purchase or
     sinking funds)                                        106               106
-------------------------------------------------------------------------------
        Total Stockholders' Investment                    2,410            2,138
Preferred Stock, net (Subject to purchase or
  sinking funds)                                            10                10
SCE&G-Obligated Mandatorily Redeemable Preferred
  Securities of SCE&G's Subsidiary Trust, SCE&G
  Trust I, holding solely $50 million principal
  amount of the 7.55% Junior Subordinated
  Debentures of SCE&G, due 2027                             50                50
Long-Term Debt, net                                      2,950             2,850
-------------------------------------------------------------------- -----------
        Total Capitalization                             5,420             5,048
-------------------------------------------------------------------- -----------

Current Liabilities:
    Short-term borrowings                                   116              398
    Current portion of long-term debt                       438               41
    Accounts payable                                        238              396
    Customer deposits                                        21               25
    Taxes accrued                                            11               54
    Interest accrued                                         51               42
    Dividends declared                                       34               32
    Deferred income taxes, net                              241               98
    Other                                                    20               25
-------------------------------------------------------------------- -----------
       Total Current Liabilities                          1,170            1,111
-------------------------------------------------------------------- -----------

Deferred Credits:
    Deferred income taxes, net                             729               721
    Deferred investment tax credits                        116               119
    Reserve for nuclear plant decommissioning               75                72
    Postretirement benefits                                117               113
    Other regulatory liabilities                            94                75
    Other                                                  127               161
-------------------------------------------------------------------- -----------
        Total Deferred Credits                           1,258             1,261
-------------------------------------------------------------------- -----------
           Total                                        $7,848            $7,420
==================================================================== ===========

See Notes to Condensed Consolidated Financial Statements.


                                SCANA CORPORATION
        CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

---------------------------------------------------------------------- ------------------------------
                                              Three Months Ended             Six Months Ended
                                                   June 30,                      June 30,
Millions of dollars, except per share amount   2001           2000          2001           2000
------------------------------------------------------- -------------- --------------- --------------

Operating Revenues:
    Electric                                   $340            $320         $681            $614
    Gas - Regulated                              175            164           642             476
    Gas - Nonregulated                           225            178           736             394
------------------------------------------------------- -------------- --------------- --------------
        Total Operating Revenues                 740            662        2,059           1,484
------------------------------------------------------- -------------- --------------- --------------
Operating Expenses:
    Fuel used in electric generation              68             72           135             143
    Purchased power                               39             11            87               17
    Gas purchased for resale                     333            278        1,148              657
    Other operation and maintenance              122            120           251             229
    Depreciation and amortization                 56             53           112             108
    Other taxes                                   29             29            59               58
------------------------------------------------------- -------------- --------------- --------------
        Total Operating Expenses                 647            563        1,792            1,212
------------------------------------------------------- -------------- --------------- --------------
Operating Income                                  93             99          267              272
------------------------------------------------------- -------------- --------------- --------------
Other Income:
   Other income, including allowance for
      equity funds used during construction          18              8           31              17
   Gain on sale of subsidiary assets                  -              -            9                1
   Gain on sale of investments                     546               -          546                -
--------------------------------------------------------- -------------- --------------- --------------
--------------------------------------------------------- -------------- --------------- --------------
        Total Other Income                         564               8         586               18
--------------------------------------------------------- -------------- --------------- --------------
--------------------------------------------------------- -------------- --------------- --------------
Income Before Interest Charges, Income Taxes,
  Preferred Stock Dividends and Cumulative
  Effect of Accounting Change                      657             107          853              290
----------------------------------------------------------------------- -------------- --------------
Interest Charges:
    Interest expense on long-term debt, net         59             51          119               95
    Other interest expense, net of  allowance
    for borrowed funds used during construction      -              4            2              14
----------------------------------------------------------- -------------- --------------- --------------
        Total Interest Charges, Net                 59             55          121              109
----------------------------------------------------------- -------------- --------------- --------------
Income Before Income Taxes, Preferred Stock
  Dividends and Cumulative Effect of
  Accounting Change                                598              52          732              181
Income Taxes                                       210               21         262                72
----------------------------------------------------------- -------------- --------------- --------------
Income Before Preferred Stock Dividends
   and Cumulative Effect of Accounting Change        388               31         470               109
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities        1                             2                2
                                                                   1
------------------------------------------------------------ -------------- --------------- --------------
Income Before Cash Dividends on Preferred Stock
 of Subsidiary and Cumulative Effect of
 Accounting Change                                 387               30          468               107
Cash Dividends on Preferred Stock of
 Subsidiary (At stated rates)                       2                2            4                4
----------------------------------------------------------------------- -------------- --------------
Income Before Cumulative Effect of
 Accounting Change                                385               28          464               103
Cumulative Effect of Accounting Change,
 net of taxes  (Note 2)                             -               -              -              29
----------------------------------------------------------------------- -------------- --------------
Net Income                                        385               28           464              132
Retained Earnings at Beginning of Period          898             794            850              720
Common Stock Cash Dividends Declared              (32)            (30)          (63)             (60)
---------------------------------------------------------- -------------- --------------- --------------
Retained Earnings at End of Period              $1,251             $792       $1,251            $792
========================================================== ============== =============== ==============
Basic and Diluted Earnings Per Share of Common Stock:
     Before Cumulative Effect of Accounting Change        $3.67            $.27         $4.42              $.99
     Cumulative Effect of Accounting Change, net of taxes      -               -              -             .28
-------------------------------------------------------------------- -------------- --------------- --------------
     Basic and diluted earnings per share                 $3.67            $.27          $4.42           $1.27
==================================================================== ============== =============== ==============
     Weighted average shares outstanding (millions)       104.7           104.7         104.7            104.4
==================================================================== ============== =============== ==============

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
-------------------------------------------------------------------------------
                                                       Six Months Ended June 30,
Millions of dollars                                           2001       2000
----------------------------------------------------------------------------

Cash Flows From Operating Activities:
  Net income                                                   $464       $132
    Adjustments to reconcile net income to net cash
      provided from operating activities:
        Cumulative effect of accounting change,
          net of taxes                                            -        (29)
        Depreciation and amortization                           116        127
        Amortization of nuclear fuel                              6         10
        Gain on sale of subsidiary assets and investments      (555)        (1)
        Hedging activities                                      (46)         -
        Undistributed earnings of affiliates, net                (2)        (1)
        Preferred stock dividends of subsidiary                   4          4
        Allowance for funds used during construction             (9)        (3)
        Over (under) collection, fuel adjustment clauses          2         11
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables                  234         33
            (Increase) decrease in inventories                  (42)        36
            (Increase) decrease in pension asset                (20)       (19)
            (Increase) decrease in other regulatory
             assets                                               3         19
            Increase (decrease) in deferred income
             taxes, net                                         220         16
            Increase (decrease) in regulatory liabilities         5          2
            Increase (decrease) in postretirement benefits        4         12
            Increase (decrease) in accounts payable            (158)       (19)
            Increase (decrease) in taxes accrued                (43)       (59)
        Other, net                                              (91)       (45)
--------------------------------------------------------------------------------
    Net Cash Provided From Operating Activities                  92        226
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Utility property additions and construction
     expenditures, net of AFC                                  (183)      (132)
    Purchase of subsidiary, net of cash acquired                  -       (212)
    Proceeds from sale of subsidiary assets                      24          -
    Proceeds from sale of assets                                  2          1
    Increase in nonutility property                             (25)        (5)
    Increase in investments                                     (28)       (17)
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
    Net Cash Used For Investing Activities                      210)      (365)
--------------------------------------------------------------------------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                       149        148
        Issuance of notes and loans                             648        699
    Repayments and repurchases:
        First Mortgage Bonds                                      -       (100)
        Notes and loans                                        (306)         -
        Other long-term debt                                      -         (2)
        Common stock                                              -       (488)
    Dividend payments:
        Common stock                                            (61)       (64)
        Preferred stock of subsidiary                            (4)        (4)
    Short-term borrowings, net                                 (282)       (91)
--------------------------------------------------------------------------------
    Net Cash Provided From Financing Activities                 144         98
--------------------------------------------------------------------------------
Net Increase (Decrease) In Cash and
  Temporary Investments                                          26        (41)
Cash and Temporary Investments, January 1                       159        116
--------------------------------------------------------------------------------
Cash and Temporary Investments,  June 30                       $185        $75
================================================================================

Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest
                     of $5 for 2001 and $2 for 2000)          $111         $95
                  - Income taxes                                41          76
    Noncash Investing and Financing Activities:
         Unrealized gain (loss) on securities available
          for sale, net of tax                                 255         111

  In conjunction with the February 2000 acquisition of Public Service Company of North Carolina, Incorporated, liabilities were assumed as follows:
                Fair value of assets acquired               $1,177
                Cash paid for capital stock                   (212)
                Stock issued for consideration                (488)
                                                              -------
                     Liabilities assumed                      $477
                                                              =======

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 2001, approximately $259 million and $94 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $140 million and $65 million, respectively. The electric and gas regulatory assets of approximately $72 million and $47 million, respectively, (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

        B.  Comprehensive Income

        Comprehensive income includes net income and all other changes in equity except those resulting from investments by and distributions to stockholders. Comprehensive income(loss) of the Company totaled $104 million and $335 million for the three and six months ended June 30, 2001, respectively, and $(10) million and $21 million for the same periods in 2000. Other comprehensive income includes unrealized gains(losses) on securities available for sale of $(247) million and $(99) million for the three and six months ended June 30, 2001, respectively, and $184 million and $111 million for the same periods in 2000. Included in these amounts is a $291 million unrealized gain associated with the Powertel, Inc. investment, which was realized in net income on May 31, 2001. (See further discussion of the Powertel, Inc. merger at Note 8.) Other comprehensive income also included unrealized losses on hedging activities of $34 million and $30 million for the three and six months ended June 30, 2001, respectively. Accumulated other comprehensive income of the Company totaled $10 million and $139 million as of June 30, 2001 and December 31, 2000, respectively.

         C.   New Accounting Standards

         On January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. See Note 7 for a discussion of the impact of the Company's adoption of SFAS 133.

         In June 2001 the Financial Accounting Standards Board approved the issuance of three new accounting standards. SFAS 141, "Business Combinations," requires that all business combinations be accounted for using the purchase method of accounting. SFAS 141 applies to all business combinations initiated after June 30, 2001, and is not expected to have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill not be amortized but instead be tested for impairment at least annually at the reporting unit level. A reporting unit is the same level as, or one level below, an operating segment. The Company will adopt SFAS 142 effective January 1, 2002. The impact SFAS 142 may have on the Company's results of operations, cash flows and financial position has not been determined but could be material.

          SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing a liability related to the future obligation to retire an asset (such as a nuclear plant). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's results of operations, cash flows and financial position has not been determined.

           D.   Stock Option Plan

         On April 27, 2000 the Company adopted the SCANA Corporation Long-Term Equity Compensation Plan (the Plan). Under the Plan, certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. In addition the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." As of June 30, 2001 options to acquire approximately 848,000 shares of SCANA common stock have been granted at strike prices equal to or greater than market prices on the dates of issuance. Therefore no compensation expense has been recorded.

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

3.        ACQUISITION

          On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina, Inc. (PSNC) in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 362,000 residential, commercial and industrial customers in 25 of its 28 franchised counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with the acquisition, 16.3 million shares of SCANA common stock were repurchased for approximately $488 million. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition. The total cost of the acquisition was approximately $700 million, which exceeded the fair value of the net assets acquired by approximately $466 million. The excess is being amortized over 35 years on a straight-line basis.

4.         RATE AND OTHER REGULATORY MATTERS

           South Carolina Electric & Gas Company

          A. On April 24, 2001 the Public Service Commission of South Carolina
             (PSC) approved South Carolina Electric & Gas Company's (SCE&G) request to increase the fuel component of rates charged to electric customers from 1.330 cents per kilowatt-hour to 1.579 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2001 through April 2002. The increase also provides recovery over a two-year period of under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2001.

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

          D. On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of June 30, 2001 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

          E. On January 9, 1996 the PSC issued an order granting SCE&G an increase in retail electric rates which was fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally, the PSC approved accelerated amortization of a significant portion of SCE&G's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, which enabled SCE&G to recover the balances as of the end of the year 2000.

          F. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved SCE&G's request to maintain the billing surcharge of $.011 per therm that provides for the recovery of the balance remaining at June 30, 2001 of $26.3 million.



        Public Service Company of North Carolina, Incorporated

        G. On April 6, 2000 the North Carolina Utilities Commission (NCUC) issued an order permanently approving PSNC's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed PSNC use of this mechanism on a trial basis. This mechanism allows PSNC to collect from its customers amounts approximating the amounts paid for natural gas.

        H. A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed at a cost of approximately $4.8 million and customers began receiving service in July 2001.

        I. On December 7, 1999 the NCUC issued an order approving SCANA's acquisition of PSNC. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in each of August 2000 and August 2001, and has agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

5.      LONG-TERM DEBT

        On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Also on January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes. In addition, on May 9, 2001 SCANA issued $300 million medium-term notes maturing May 15, 2011 and bearing a fixed interest rate of 6.875 percent. The proceeds were used to refinance $300 million bank notes originally issued to consummate SCANA's acquisition of PSNC.

6.      RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock.

        In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2001 approximately $34.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

7.       FINANCIAL INSTRUMENTS

        Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income, depending upon the intended use of the derivative and the resulting designation.

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

        The Company recognized income(loss) of approximately $(0.3) million and $4.6 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three and six months ended June 30, 2001, respectively.

        In May 2001 the Company entered into an interest rate swap agreement whereby the Company pays variable rate and receives fixed rate interest payments on a notional amount of $300 million. This swap is designated as a fair value hedge of the $300 million medium-term notes also issued in May. At June 30, 2001 the estimated fair value of this swap was $0.3 million.

8.      INVESTMENTS IN EQUITY SECURITIES

        At June 30, 2001 SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments:

          o SCH owns approximately 39.3 million ordinary shares of Deutsche Telekom AG (DT), a European telecommunications carrier. These shares were received in exchange for the approximately 14.9 million shares of Powertel, Inc. (Powertel) SCH owned prior to DT's acquisition of Powertel in May 2001. SCH recorded a non-cash, after-tax gain of $354.4 million as a result of the exchange. SCH's investment in DT is approximately $798.0 million. DT ordinary shares closed at $22.45 per share on June 30, 2001, resulting in a pre-tax unrealized holding gain of $84.5 million. Accumulated other comprehensive income includes the after-tax amount of unrealized holding gains and losses on ordinary shares.

          o ITC Holding Company, Inc. (ITC) holds ownership interests in several Southeastern communications companies. SCH owns approximately 3.1 million common shares, 645,153 series A convertible preferred shares, and 133,664 series B convertible preferred shares of ITC. These investments cost approximately $5.8 million, $7.2 million, and $4.0 million, respectively. The market values of these investments are not readily determinable.

          o ITC^DeltaCom, Inc. (ITCD), an affiliate of ITC, is a fiber optic telecommunications provider. SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed on NASDAQ at $4.00 per share on June 30, 2001, resulting in a pre-tax unrealized holding loss of $21.9 million. In addition, SCH owns 1,480,771 shares of series A preferred stock of ITCD at a cost of approximately $11.2 million. Series A preferred shares become convertible in March 2002 into 2,961,542 shares of ITCD common stock. The market value of series A preferred stock of ITCD is not readily determinable. However, as converted, the market value of the underlying common stock for the series A preferred stock was approximately $11.8 million at June 30, 2001, reflecting an unrealized pre-tax holding gain of $0.6 million. Accumulated other comprehensive income includes the after-tax amount of all unrealized holding gains and losses on common shares and preferred shares convertible within 12 months.

          o Knology, Inc. (Knology), an affiliate of ITC, is a broad-band service provider of cable television, telephone and internet services. SCH owns $71,050,000 face amount of 11.875 percent Senior Discount Notes due 2007 of Knology Broadband, Inc., a wholly-owned subsidiary of Knology. The Senior Discount Notes have a book basis at June 30, 2001 of approximately $61.3 million. In addition, SCH owns approximately 7.2 million shares of Knology series A convertible preferred stock with a cost basis of approximately $5.0 million and warrants to purchase approximately 0.2 million shares of series A convertible preferred stock. On January 12, 2001 SCH invested $25.0 million for approximately 8.3 million shares of series C convertible preferred stock of Knology. The market value of these investments is not readily determinable.

          In addition, the Company purchased 5,000 shares of ITCD series B cumulative convertible preferred stock and a warrant to purchase up to approximately 263,158 shares of ITCD common stock in May 2001 at a cost of $5.0 million. These series B preferred shares are convertible at any time into 877,193 shares of ITCD Common Stock. The market value of this investment is not readily determinable. However, as converted, the market value of the underlying common stock for the series B preferred stock was approximately $3.5 million at June 30, 2001, reflecting an unrealized pre-tax holding loss of $1.5 million. Accumulated other comprehensive income includes the after-tax amount of this unrealized holding loss.

9.      CONTINGENCIES

        With respect to commitments at June 30, 2001, reference is made to Note 13 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Contingencies at June 30, 2001 include the following:

        A.    Lake Murray Dam Reinforcement

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. The cost and completion date of this project will depend on the reinforcement alternative ultimately approved by FERC; however, it is possible that the costs could range up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding.

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

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $8.1 million.

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

        For SCE&G, such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $26.3 million at June 30, 2001. The deferral includes the estimated costs associated with the following matters.

          o In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties
               (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. SCE&G completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. In September 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. SCE&G estimates that the Record of Decision will result in costs of approximately $16.5 million, of which approximately $1.6 million remains. In January 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) in December 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

                 In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties to the Calhoun Park Area site. The EPA has required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer. The EPA expects to issue a second Record of Decision dealing with the intermediate aquifer in September 2001. Intermediate groundwater investigation and cleanup is expected to cost approximately $4.7 million.

          o SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. For the site located in Sumter, effective September 15, 1998, SCE&G entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation, characterization and remediation are proceeding according to schedule. Excavation at the Sumter MGP site was completed in May 2001 as part of an Interim Removal Action. Further work may be required at the discretion of DHEC. Upon successful implementation of a site remedy, DHEC will give SCE&G a Certificate of Completion and a covenant not to sue. For the site located in Florence SCE&G entered into a similar Remedial Action Plan Contract with DHEC in September 2000. SCE&G is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

       In addition, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources (DENR) has recommended that no further action be taken with respect to one site. Excavation at the Raleigh MGP site was completed in March 2001 as part of an Interim Removal Action. Further work may be required at the discretion of DENR. Work at the Durham MGP site began in May 2001 under a DENR-approved Phase II Workplan. An environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. A May 1993 order by the NCUC authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of June 30, 2001 PSNC has recorded a liability and associated regulatory asset of $9.2 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are not material. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

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



                        Disclosure of Reportable Segments
                              (Millions of dollars)

------------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- --------------
      Three months ended   Electric       Gas           Gas       Retail Gas    Energy        All     Adjustments/  Consolidated
        June 30, 2001     Operations  Distribution Transmission   Marketing    Marketing     Other    Eliminations      Total
------------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- --------------

External Customer Revenue      340         125            50         121          104             -          -            740
Intersegment Revenue           133            -           47            -            -            -      (180)               -
Operating Income (Loss)         94           (7)           4         n/a          n/a             -          2             93
Net Income (Loss)              n/a          n/a            2           (5)           6         346          36            385
Segment Assets              4,790        1,606          288          114          126        1,453       (529)          7,848


------------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- --------------
       Six months ended    Electric       Gas           Gas       Retail Gas    Energy        All     Adjustments/  Consolidated
        June 30, 2001     Operations  Distribution Transmission   Marketing    Marketing     Other    Eliminations      Total
------------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- --------------

External Customer Revenue      681         510          132          384          352             -          -          2,059
Intersegment Revenue           272            1         166              -           -            -      (439)               -
Operating Income               191           53            4          n/a          n/a            -         19            267
Net Income                     n/a          n/a            1            7            5         337        114             464
Segment Assets              4,790        1,606          288          114          126        1,453       (529)          7,848

------------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- --------------
      Three months ended   Electric       Gas           Gas       Retail Gas    Energy        All     Adjustments/  Consolidated
        June 30, 2000     Operations  Distribution Transmission   Marketing    Marketing     Other    Eliminations      Total
------------------------- ----------- ------------ -------------- ----------- ------------ ---------- ------------- --------------

External Customer Revenue      320         106            58          92            86            -          -            662
Intersegment Revenue           139            1           39            -            -            -      (179)               -
Operating Income (Loss)        102           (5)           8         n/a           n/a            -         (6)            99
Net Income (Loss)              n/a          n/a            4            9         (12)         (13)         40             28
Segment Assets              4,820        1,518          246           44          113        1,089       (819)          7,011

------------------------- ----------- ------------ -------------- ----------- ------------ ---------- --------------- --------------
       Six months ended    Electric       Gas           Gas       Retail Gas    Energy        All      Adjustments/   Consolidated
        June 30, 2000     Operations  Distribution Transmission   Marketing    Marketing     Other     Eliminations       Total
------------------------- ----------- ------------ -------------- ----------- ------------ ---------- --------------- --------------

External Customer Revenue     614           361         115          227          167             -           -           1,484
Intersegment Revenue          216              1        101             -            2            -       (320)                -
Operating Income              193            54          16           na           na             -           9              272
Net Income (Loss)              n/a          n/a            8            9          (1)         (25)         1411             132
Segment Assets              4,820        1,518          246           44          113        1,089        (819)            7,011

1 Includes cumulative effect of accounting change (See Note 2).


     Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
--------------------------------------------------------------------------------

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


LIQUIDITY AND CAPITAL RESOURCES

        SCANA Energy, the Company's non-regulated retail gas division in Georgia, has maintained its position as the second largest marketer in Georgia, with an approximate 27 percent market share. SCANA Energy lost approximately $2.5 million or $.03 per share in the quarter ended June 30, 2001 which approximated the loss for the corresponding period in 2000. See additional discussion at Results of Operations. Due to record high wholesale natural gas prices and cold winter temperatures, the Georgia Public Service Commission
(GPSC) adopted emergency rules which prohibited gas marketers from disconnecting service to residential customers for non-payment from mid-January through March 2001. Customers also were permitted to switch marketers without first paying outstanding balances owed to their previous provider. As a result of the GPSC action, SCANA Energy increased its allowance for uncollectible accounts in the first quarter 2001 and has implemented more stringent credit policies.

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified South Carolina Electric & Gas Company (SCE&G) of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. The cost and completion date of this project will depend on the reinforcement alternative ultimately approved by FERC; however, it is possible that the costs could range up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding.

         On February 9, 2000FERC issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans for the possible formation of a regional transmission organization (RTO). In October 2000 the Company and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). FERC gave provisional approval to GridSouth in March 2001. When operational, GridSouth will function as an independent regional transmission company. In July 2001 FERC ordered mediation talks to take place between the utilities forming GridSouth and certain groups that have proposed other RTOs. These talks are being mediated by an administrative law judge, with a stated goal of FERC being the formation of a single RTO in the Southeast.

        In March 2001 V. C. Summer Nuclear Station returned to service. It had been taken out of service on October 7, 2000 for a planned maintenance and refueling outage. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. Repairs were completed and the integrity of the new welds was verified through extensive testing. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 4A of Notes to Condensed Consolidated Financial Statements). The Nuclear Regulatory Commission was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002.

        In March 2001 the Company completed the sale of its home security and alarm monitoring division (SCANA Security). The sale, valued at approximately $24.5 million, resulted in a one-time gain of approximately $.04 per share in the first quarter 2001 (see Results of Operations).

        In April 2001 SCE&G announced plans to construct a 620 megawatt combined cycle natural gas-fueled power plant in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The proposed generation facility is estimated to cost between $250 million and $300 million. Construction is expected to begin in the Summer of 2002 and is expected to be completed in the Summer of 2004.

        In April 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station returned to service. It had been taken out of service in January 2001 due to an electrical ground in the generator. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 4A of Notes to Condensed Consolidated Financial Statements).

        In June 2001 SCANA Communications, Inc. (SCI) agreed to subcontract the operation and maintenance of its 800 megahertz radio service network to Motorola for the period July 1, 2001 through March 31, 2002. After March 31, 2002 SCI has the option to sell the network to Motorola.
        In June 2001 South Carolina Pipeline Corporation (SCPC) announced that it will petition The Public Service Commission of South Carolina (PSC) to allow SCPC to convert from a closed system to an open-access transportation-only system. Under an open system customers would be required to secure their own gas supplies and transportation services. SCPC plans to file the petition in the fall of 2001 and seek implementation in 2002.

        In July 2001 the Company announced the formation of SCG Pipeline, Inc., a wholly owned subsidiary that will engage in the transportation of natural gas in Georgia and South Carolina. SCG Pipeline will transport natural gas from interconnections with Southern Natural Gas and Southern LNG's Elba Island liquefied natural gas import terminal near Savannah, Georgia. The Company is currently evaluating potential pipeline routes for an end point in Jasper County, South Carolina. SCG Pipeline plans to file for FERC certification in the fall of 2001. The proposed service date for the pipeline is November 2003. In addition SCPC announced plans to extend its existing facilities to interconnect with the proposed pipeline to gain access to additional supplies of natural gas.

The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               June 30,
Millions of dollars                                    2001               2000
------------------------------------------------------------------- ------------

Net cash provided from operating activities            $92               $226
Net cash provided from financing activities            144                 98
Cash provided from sale of subsidiary assets            24                  -
Cash provided from sale of assets                        2                  1
Cash and temporary investments available at
  the beginning of the period                          159                116
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net cash available for  property additions
  and construction expenditures                        $421              $441
================================================================================

Funds used for purchase of subsidiary                   -                $212
Funds used for utility property
  additions and construction expenditures,
  net of noncash allowance for funds used
  during construction                                 $183               $132
Funds used for nonutility property additions           $25                 $5
============================================================= ==================

       The Company's electric and natural gas businesses are seasonal in nature, with the primary demand for electricity being experienced during summer and winter and the primary demand for natural gas being experienced during winter. As a result of the significant increase during early 2001 and the latter half of 2000 in the cost to the Company of natural gas and the colder than normal weather experienced during winter 2000-2001, the Company experienced significant increases in its working capital requirements, contributing to the need for the financings by SCANA and PSNC in early 2001as described below.

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

       In addition, on May 9, 2001 SCANA issued $300 million medium-term notes maturing May 15, 2011 and bearing a fixed interest rate of 6.875 percent. SCANA also entered into an interest rate swap agreement to pay variable rate and receive fixed rate interest payments. This swap is designated as a fair value hedge on the medium-term notes. The proceeds from the issuance of the medium-term notes were used to refinance $300 million of bank notes originally issued to consummate SCANA's acquisition of PSNC.

       The Company anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 2.50.

Environmental Matters

       For information on environmental matters see Note 9C "Contingencies - Environmental" of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Investments in Equity Securities

       The Company and SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, hold investments in several telecommunications companies (described in Note 8 "Investments in Equity Securities" of Notes to Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q). As a result of Deutsche Telekom AG's (DT) acquisition of Powertel, Inc. (Powertel) on May 31, 2001, SCH's investment in Powertel was exchanged for approximately 39.3 million ordinary shares of DT. SCH may not sell or transfer these ordinary shares until August 31, 2001, at which time 40% may be sold or transferred . After November 30, 2001 SCH may sell or transfer all of its DT shares. The Company intends to monetize SCH's investment in DT in an appropriate and timely manner and to use the proceeds to reduce outstanding debt and for potential future investments.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

        Earnings per share of common stock for the three and six months ended June 30, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                         Three Months Ended   Six Months Ended
                                          2001     2000       2001       2000
--------------------------------------------------------------------------------

Earnings derived from:
    Operations                              $.29      $.27     $1.00      $.99
    Non-recurring events:
       Sale of stock investment             3.38         -       3.38         -
       Sale of subsidiary assets               -        -        .04         -
      Cumulative effect of change
        in accounting                          -        -          -      $.28
                                                    ---------
--------------------------------------------------------------------------------
      Earnings per weighted average share  $3.67     $.27     $4.42      $1.27
================================================================================

        Earnings per share from operations for the three months ended June 30, 2001 increased $.02 as compared to 2000. The Company experienced an increase in gas margin of $.02, improvements in the results of Energy Marketing of $.07 and other improvements of $.01. These improvements were partially offset by a decline in electric margin ($.02), and increases in operation and maintenance expense ($.02), interest expense ($.02) and depreciation expense ($.02).

        Earnings per share from operations for the six months ended June 30, 2001 increased $.01 as compared to 2000. The Company experienced improved electric and gas margins of $.02 and $.11, respectively, improvements in the results of Energy Marketing of $.07, and other improvements of $.04. These improvements were partially offset by increased operation and maintenance expense ($.14), interest expense ($.07) and depreciation expense ($.02) .


        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three and six months ended June 30, 2001 was $10.1 million and $20.2 million, respectively, compared to $9.8 million and $19.6 million for the corresponding periods in 2000. As a result of pension income, employee benefit expenses were reduced approximately $5.3 million and $10.6 million for the three and six months ended June 30, 2001, compared to $5.0 million and $10.1 million for the corresponding periods in 2000. In addition, other income increased $2.9 million and $5.9 million for the three and six months ended June 30, 2001, respectively, compared to $3.0 million and $6.0 million for the corresponding periods in 2000.

     The Company recognized a non-recurring gain of $3.38 per share in connection with the sale of its investment in Powertel, Inc., which was acquired by Deutsche Telekom AG in May 2001 (see Note 8 of Notes to Condensed Consolidated Financial Statements). The Company also recognized a gain of $.04 per share in connection with the sale of the assets of SCANA Security in March 2001. In 2000, earnings from the cumulative effect of change in accounting resulted from the recording of unbilled revenues by SCANA's regulated retail utility subsidiaries (see Note 2 of Notes to Condensed Consolidated Financial Statements).

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented less than one percent and approximately three percent of income before taxes for the three months ended June 30, 2001 and 2000, respectively. AFC represented approximately one percent and two percent of income before income taxes for the six months ended June 30, 2001 and 2000, respectively.

        The Company's Board of Directors declared the following quarterly dividends on common stock during 2001:

--------------------- --------------- --------------------- -------------------
Declaration           Dividend        Record                Payment
Date                  Per Share       Date                  Date
--------------------- --------------- --------------------- -------------------
February 22, 2001      $.30           March 9, 2001         April 1, 2001
---------------------
May 3, 2001            $.30           June 8, 2001          July 1, 2001
---------------------
August 2, 2001         $.30           September 10, 2001    October 1, 2001
--------------------- --------------- --------------------- -------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------------- --------- --------- -------- --------- --------- ---------- ----------

                                         Three Months Ended                       Six Months Ended
Millions of  dollars              2001       2000          Change       2001      2000           Change
--------------------------------------- ---------- ------------------ --------- --------- ---------------------

Electric operating revenue       $340.5    $319.8   $20.7      6.5%    $680.7    $614.1     $66.6      10.8%
Less:  Fuel used in generation     67.9     72.7     (4.8)    (6.6%)    135.1      142.8      (7.7)    (5.4%)

           Purchased power         39.0      10.7     28.3       *        87.5      17.4     70.1        *
---------------------------------------- --------- ---------          --------- --------- ----------
Margin                           $233.6    $236.4    $(2.8)   (1.2%)   $458.1    $453.9      $4.2       0.9%
======================================== ========= ========= ======== ========= ========= ========== ==========
*Greater than 100%

        Changes in electric operations sales margins for the three months ended June 30, 2001 reflect milder weather and an economic slowdown. Changes in electric operations sales margins for the six months ended June 30, 2001 reflect steady customer growth partially offset by weather and an economic slowdown. Increases in purchased power costs for both periods, as compared to the corresponding periods in 2000, were primarily attributable to plant outages discussed at Liquidity and Capital Resources, which delayed scheduled maintenance outages at other plants until April and May 2001.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------------- --------- ---------- --------- --------- --------- ---------- -----------

                                             Three Months Ended                        Six Months Ended
Millions of  dollars                   2001      2000         Change         2001      2000           Change
-------------------------------------------- --------- ------------------- --------- --------- ----------------------

Gas distribution operating revenue  $125.0    $106.3    $18.7     17.6%     $510.5    $361.9     $148.6      41.1%
 Less: Gas purchased for resale        88.1              21.9     33.1%      367.7     218.9      148.8      68.0%
                                                66.2
-------------------------------------------- -------- ----------           --------- --------- -----------
Margin                               $36.9     $40.1    $(3.2)     (8.0%)   $142.8    $143.0       $(0.2)    (0.1%)
============================================ ======== ========== ========= ========= ========= =========== ==========

        Changes in gas distribution sales margins for the three and six months ended June 30, 2001 reflect milder weather and an economic slowdown. For the six months ended June 30, 2001, these factors were partially offset by customer growth. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001.

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins, including transactions with affiliates, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------------- --------- -------- ----------- --------- ---------- --------- -----------

                                             Three Months Ended                        Six Months Ended
Millions of  dollars                  2001       2000         Change         2001      2000           Change
------------------------------------------- ---------- ------------------- --------- --------- ----------------------

Gas transmission operating revenue   $97.1     $98.7  $(1.6)      (1.6%)    $298.4    $215.7     $82.7      38.3%
 Less: Gas purchased for resale       86.5      84.5     2.0       2.4%      278.7      186.6      92.1     49.4%
------------------------------------------- --------- --------             --------- ---------- ---------
Margin                               $10.6     $14.2  $(3.6)    (25.4%)      $19.7      $29.1     $(9.4)   (32.3%)
=========================================== ========= ======== =========== ========= ========== ========= ===========

        Gas transmission sales margins for the three and six months ended June 30, 2001 decreased primarily as a result of an economic slowdown and reduced industrial margins due to the unfavorable competitive position of natural gas relative to alternate fuels. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail gas marketing revenues and net income for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------- --------- --------- ----------- -------- --------- ---------- -----------

                                    Three Months Ended                         Six Months Ended
Millions of  dollars        2001      2000           Change         2001      2000           Change
------------------------------------ ------- --------------------- -------- --------- ----------------------

Operating revenues         $121.0     $91.6    $29.4       32.1%    $384.0    $226.9    $157.1      69.2%
Net income(loss)                                $(0.2)    (8.7%)       $6.8      $6.6      $0.2      3.0%
                           $(2.5)    $(2.3)
==================================== ======== ========= ========== ========= ========= ========== ==========

        Operating revenues for the three and six months ended June 30, 2001 increased primarily as a result of record high natural gas prices. Although operating revenues increased, net loss for the three months ended June 30, 2001 increased as a result of higher operating expenses.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------- --------- --------- ---------- --------- --------- ---------- ---------

                                   Three Months Ended                        Six Months Ended
Millions of  dollars        2001       2000          Change         2001      2000          Change
--------------------------------- ---------- -------------------- --------- --------- --------------------

Operating revenues        $103.9    $86.2     $17.7      20.5%     $351.6    $169.7     $181.9      *
Net income(loss)             $1.6     $0.8      $0.8      100%        $5.1                 $6.6     *
                                                                             $(1.5)
================================== ========= ========= ========== ========= ========== ========= =========
*Greater than 100%

        Operating revenues for the three and six months ended June 30, 2001 increased primarily as a result of record high natural gas prices. More favorable weather in early 2001 also contributed to the increase in operating revenues for the six months ended June 30, 2001. Net income improved primarily due to the favorable changes in market value of certain transportation contracts resulting from volatility in the natural gas market in early 2001.

Other Operating Expenses

        Changes in other operating expenses for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------------- ---------- --------- ---------- ---------- --------- ---------- ---------

                                          Three Months Ended                         Six Months Ended
Millions of  dollars                   2001          2000      Change        2001          2000         Change
-------------------------------------------- ------------- ------------- ------------- ------------- -------------

Other operation and maintenance  $122.0     $119.6    $2.4      2.0%       $251.3    $228.6     $22.7      9.9%
Depreciation and amortization      56.2       52.8     3.4      6.4%        111.8      107.6       4.2     3.9%
Other taxes                        28.8       28.9    (0.1)    (0.3%)         58.7                 0.5     0.9%
                                                                                      58.2
---------------------------------------- ---------- ---------            ---------- --------- ----------
Total                            $207.0     $201.3    $5.7      2.8%       $421.8    $394.4     $27.4      6.9%
======================================== ========== ========= ========== ========== ========= ========== =========

        Other operation and maintenance expenses increased primarily as a result of increased revenue-related expenses (e.g. provision for bad debts) for energy sales and increased employee benefit costs. Depreciation and amortization increased due to normal property additions. Other taxes for the six months ended June 30, 2001 increased primarily due to increased property taxes.

Other Income

     Other income for the three and six months ended June 30, 2001 increased when compared to the corresponding periods in 2000, primarily due to the non-recurring gain recognized in May 2001 in connection with the Company's investment in Powertel, Inc., which was acquired by Deutsche Telekom AG, and the March 2001 gain on the sale of the assets of SCANA Security (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Interest Expense

        Interest expense for the three and six months ended June 30, 2001 increased when compared to the corresponding periods in 2000, primarily due to the issuance of debt in mid-2000 and early 2001. The proceeds of such debt offerings were used to refinance debt related to the acquisition of PSNC in February 2000 and for general corporate purposes, including providing working capital for natural gas purchases.

Income Taxes

        Income taxes for the three and six months ended June 30, 2001 increased approximately $190.0 million when compared to the corresponding periods in 2000. This change is primarily due to the non-recurring gain recorded in May 2001 in connection with the sale of the Company's investment in Powertel, Inc., which was acquired by Deutsche Telekom AG (see Note 8 of Notes to Condensed Consolidated Financial Statements).

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

June 30, 2001                                                Expected Maturity Date
Millions of  dollars
                                                                                           There-                   Fair
Liabilities                            2001      2002      2003       2004       2005       after       Total      Value
------------------------------------- -------- --------- ---------- ---------- ---------- ---------- ------------ ---------
------------------------------------- -------- --------- ---------- ---------- ---------- ---------- ------------ ---------

Long-Term Debt:
Fixed Rate ($)                         35.8       37.7     297.6      186.4      182.0     1,746.3     2,485.8    2,528.1
Average Fixed Interest Rate            7.25       7.21       6.38      7.58       7.43         7.16        7.12
Variable Rate ($)                               700.0      202.0                                         902.0       901.9
Average Variable Interest Rate                    5.05       5.52                                          5.16

Interest Rate Swap:
Pay Variable/Receive Fixed ($)                                                                  300         300
                                                                                                                    0.3
  Average Pay Interest Rate                                                                    4.68        4.68
  Average Receive Interest Rate                                                                6.88        6.88


     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has an investment in the 11.875 percent senior discount notes (due 2007) of a telecommunications company, the cost basis of which is approximately $61.3 million . The fair value of these notes approximates cost. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax effect, to other comprehensive income.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

As of June 30, 2001           Expected Maturity in 2001       Expected Maturity in 2002       Expected Maturity in 2003
                              -------------------------       -------------------------       -------------------------
                             Weighted                        Weighted                        Weighted
                             Average                          Average                         Average
Millions of dollars         Settlement  Contract    Fair    Settlement   Contract    Fair   Settlement   Contract    Fair
Natural Gas Derivatives:      Price      Amount     Value      Price      Amount    Value      Price      Amount    Value
--------------------------- ----------- ----------          ------------ ---------- ------- ------------ ---------- -------
                                                   --------

Futures Contracts:
  Long($)                      3.4        98.7      72.8        3.6        118.3     96.0       3.8         2.2      2.1
  Short($)                     3.4          1.5       1.1       3.5           1.1     0.9        -           -        -
SET Futures Contracts1:
  Short($)                     3.2          0.9      0.7         -           -        -          -           -        -
--------------------------- ----------- ---------- -------- ------------ ---------- ------- ------------ ---------- -------

                            Expected Maturity in 2001

  Natural Gas Derivatives:    Weighted Average Strike Price     Contract Amount
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------
                                                         (Millions of dollars)
  Options:
    Purchased call (long)($)          5.699                       9.2
  ------------------------------------------------------------------------------

                            Expected Maturity in 2001

                           Weighted Average  Weighted Average   Notional Amounts
  Natural Gas Derivatives:     Pay Rate        Receive Rate      (10,000 mmbtu)
  ------------------------------------------------------------------------------

  Swaps:
  SET1                          $4.9181          $5.0637              766
  ------------------------------------------------------------------------------
  ------------------------------------------------------------------------------


1 SCANA Energy Trading, LLC (SET) is a 70 percent owned subsidiary of SCANA Energy Marketing, Inc. Amounts shown are at 100 percent.

     See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

     Equity price risk - Certain investments in telecommunications companies' marketable equity securities are carried at their market value of approximately $965.4 million. A ten percent decline in market value would result in a $96.5 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

                                                  PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                    June 30,      December 31,
Millions of dollars                                   2001            2000
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                          $4,450          $4,453
    Gas                                                  411             409
    Other                                                188             186
--------------------------------------------------------------------------------
        Total                                          5,049           5,048
    Less accumulated depreciation and amortization     1,785           1,720
--------------------------------------------------------------------------------
        Total                                          3,264           3,328
    Construction work in progress                        374             230
    Nuclear fuel, net of accumulated amortization         51              57
--------------------------------------------------------------------------------
        Utility Plant, Net                             3,689           3,615
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                  22              21
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                        30              60
    Receivables                                          256             287
    Inventories (at average cost):
        Fuel                                              33              21
        Materials and supplies                            46              46
        Emission allowances                               17              20
    Prepayments                                           17               5
--------------------------------------------------------------------------------
        Total Current Assets                             399             439
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                         27              20
    Nuclear plant decommissioning fund                    75              72
    Pension asset, net                                   216             196
    Other regulatory assets                              205             191
    Other                                                128             110
--------------------------------------------------------------------------------
        Total Deferred Debits                            651             589
--------------------------------------------------------------------------------
            Total                                     $4,761          $4,664
================================================================================





                                                SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                CONDENSED CONSOLIDATED BALANCE SHEETS
                                                             (Unaudited)


--------------------------------------------------------------------------------------- -------------------- -------------------
                                                                                             June 30,           December 31,
Millions of dollars                                                                            2001                 2000
--------------------------------------------------------------------------------------- -------------------- -------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                                             $1,688               $1,657
    Preferred stock (Not subject to purchase or sinking funds)                                    106                  106
--------------------------------------------------------------------------------------- -------------------- -------------------
        Total Stockholders' Investment                                                          1,794               1,763
Preferred Stock, net (Subject to purchase or sinking funds)                                         10                  10
Company-Obligated Mandatorily Redeemable Preferred Securities of the Company's
    Subsidiary Trust, SCE&G Trust I, Holding solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                                               50                  50
Long-Term Debt, net                                                                             1,415               1,267
--------------------------------------------------------------------------------------- -------------------- -------------------
          Total Capitalization                                                                  3,269               3,090
--------------------------------------------------------------------------------------- -------------------- -------------------

Current Liabilities:
    Short-term borrowings                                                                         116                  188
    Current portion of long-term debt                                                               28                  28
    Accounts payable                                                                                87                 103
    Accounts payable - affiliated companies                                                         23                  58
    Customer deposits                                                                               18                  17
    Taxes accrued                                                                                   37                  51
    Interest accrued                                                                                28                  22
    Dividends declared                                                                              44                  44
    Deferred income taxes, net                                                                      24                  20
    Other                                                                                            9                  10
--------------------------------------------------------------------------------------- -------------------- -------------------
          Total Current Liabilities                                                               414                  541
--------------------------------------------------------------------------------------- -------------------- -------------------

Deferred Credits:
    Deferred income taxes, net                                                                     603                 584
    Deferred investment tax credits                                                                107                 109
    Reserve for nuclear plant decommissioning                                                       75                   72
    Postretirement benefits                                                                        117                 113
    Regulatory liabilities                                                                          79                   65
    Other                                                                                           97                   90
--------------------------------------------------------------------------------------- -------------------- -------------------
          Total Deferred Credits                                                                1,078                1,033
--------------------------------------------------------------------------------------- -------------------- -------------------
                Total                                                                          $4,761              $4,664
======================================================================================= ==================== ===================

See Notes to Condensed Consolidated Financial Statements.







                                          SOUTH CAROLINA ELECTRIC & GAS COMPANY
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

------------------------------------------------------------------------- ------------------------------ --------------------------
                                                                               Three Months Ended            Six Months Ended
                                                                                    June 30,                     June 30,
Millions of dollars                                                            2001           2000        2001          2000
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Operating Revenues:
    Electric                                                                   $342           $320        $683          $614
    Gas                                                                           58             51         215           151
------------------------------------------------------------------------- --------------- -------------- -------- -----------------
        Total Operating Revenues                                                400             371         898          765
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Operating Expenses:
    Fuel used in electric generation                                              55             55         105          112
    Purchased power (including affiliated purchases)                              61             37         136            67
    Gas purchased for resale                                                      46             39         165          100
    Other operation  and maintenance                                              84              81        162          154
    Depreciation and amortization                                                 41              39         82            79
    Other taxes                                                                   25             24          50            50
------------------------------------------------------------------------- --------------- -------------- -------- -----------------
        Total Operating Expenses                                                312             275         700          562
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Operating Income                                                                  88             96         198          203
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Other Income:
  Other Income, including allowance for equity funds
     used during construction                                                      9               2         13             7
  Gain on sale of assets                                                           1               -           1            1
------------------------------------------------------------------------- --------------- -------------- -------- -----------------
        Total Other Income                                                        10              2          14             8
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Income Before Interest Charges, Income Taxes,  Preferred Stock
    Dividends and Cumulative Effect of Accounting Change                          98             98         212          211
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Interest Charges:
    Interest expense on long-term debt, net                                       28             25          56            49
    Other interest expense, net of allowance for borrowed
       funds used during construction                                              -               1                         3
                                                                                                            -
------------------------------------------------------------------------- --------------- -------------- -------- -----------------
        Total Interest Charges, Net                                               28             26          56            52
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Income Before Income Taxes, Preferred Stock Dividends
    and Cumulative Effect of Accounting Change                                    70             72         156          159
Income Taxes                                                                      26             27           57           58
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Income Before Preferred Stock Dividends
    and Cumulative Effect of Accounting Change                                    44             45           99         101
Preferred Dividend Requirement of the Company - Obligated
    Mandatorily Redeemable Preferred Securities                                    1               1           2            2
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Income Before Cumulative Effect of Accounting Change                              43             44          97            99
Cumulative Effect of Accounting Change, net of taxes  (Note 2)                     -               -           -           22
------------------------------------------------------------------------- --------------- -------------- -------- -----------------

Net Income                                                                        43             44          97           121
Preferred Stock Cash Dividends Declared (At stated rates)                         (2)             (2)                       (4)
                                                                                                           (4)
------------------------------------------------------------------------- --------------- -------------- -------- -----------------
Earnings Available for Common Stockholder                                         41              42         93           117
Retained Earnings at Beginning of Period                                        666             593         649           550
Common Stock Cash Dividends Declared                                             (42)            (32)                     (64)
                                                                                                          (77)
------------------------------------------------------------------------- --------------- -------------- -------- -----------------
Retained Earnings at End of Period                                             $665            $603       $665           $603
========================================================================= =============== ============== ======== =================

See Notes to Condensed Consolidated Financial Statements.




                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------- ----------------------------
                                                                                                  Six Months Ended
                                                                                                      June 30,
Millions of dollars                                                                              2001           2000
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Operating Activities:
   Net income                                                                                     $97            $121
      Adjustments to reconcile net income to net cash provided from operating activities:
          Cumulative effect of accounting change, net of taxes                                       -            (22)
          Depreciation and amortization                                                             82             79
          Amortization of nuclear fuel                                                               6             10
          Gain on sale of assets                                                                    (1)             (1)
          Allowance for funds used during construction                                              (7)             (3)
          Over (under) collections, fuel adjustment clauses                                        (11)            11
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                                                    31             (18)
              (Increase) decrease in inventories                                                    (9)              5
              (Increase) decrease pension asset                                                   (20)             (19)
              (Increase) decrease other regulatory assets                                            2               8
              Increase (decrease) deferred income taxes, net                                       19               14
              Increase (decrease) other regulatory liabilities                                       9                3
              Increase (decrease) postretirement benefits                                            4               4
              Increase (decrease) in accounts payable                                             (51)             (10)
              Increase (decrease) in taxes accrued                                                (14)               9
          Other, net                                                                              (26)             (18)
-------------------------------------------------------------------------------------------- -------------- -------------
       Net Cash Provided From Operating Activities                                                111             173
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                         (150)            (113)
    Nonutility property additions                                                                   (1)               -
    Proceeds from sale of assets                                                                     1                1
    Investments                                                                                      -
                                                                                                                (4)
-------------------------------------------------------------------------------------------- -------------- -------------
-------------------------------------------------------------------------------------------- -------------- -------------
       Net Cash Used For Investing Activities                                                    (150)            (116)
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                                                         149              148
         Capital contribution from Parent                                                          15                 -
     Repayments:
          First Mortgage Bonds                                                                       -            (100)
          Other long-term debt                                                                      (2)
                                                                                                                (2)
     Dividend payments:
         Common stock                                                                              (77)            (57)
         Preferred stock                                                                            (4)             (4)
     Short-term borrowings, net                                                                    (72)            (77)
-------------------------------------------------------------------------------------------- -------------- -------------
     Net Cash Provided From (Used For) Financing Activities                                          9             (92)
-------------------------------------------------------------------------------------------- -------------- -------------

Net Decrease In Cash and Temporary Investments                                                     (30)            (35)
Cash and Temporary Investments, January 1                                                           60              78
-------------------------------------------------------------------------------------------- -------------- -------------
Cash and Temporary Investments, June 30                                                           $30             $43
============================================================================================ ============== =============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $4 for 2001 and $2 for 2000)         $77             $50
                           - Income taxes                                                           11              17


See Notes to Condensed Consolidated Financial Statements.


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of June 30, 2001, approximately $232 million and $79 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $129 million and $60 million, respectively. The electric and gas regulatory assets of approximately $72 million and $30 million, respectively, (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

           B. New Accounting Standards

       Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's adoption of SFAS 133, as amended, did not have a material impact on the Company's results of operations, cash flows or financial position.

       In June 2001 the Financial Accounting Standards Board approved the issuance of three new accounting standards. SFAS 141, "Business Combinations," requires that all business combinations be accounted for using the purchase method of accounting. SFAS 141 applies to all business combinations initiated after June 30, 2001, and is not expected to have any impact on the Company's results of operations, cash flows or financial position.

       SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill not be amortized but instead be tested for impairment at least annually at the reporting unit level. A reporting unit is the same level as, or one level below, an operating segment. The Company will adopt SFAS 142 effective January 1, 2002. The impact SFAS 142 may have on the Company's results of operations, cash flows or financial position has not been determined.

       SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing a liability related to the future obligation to retire an asset (such as a nuclear plant). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's results of operations, cash flows and financial position has not been determined.

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

3.      RATE AND OTHER REGULATORY MATTERS

        A.  On April 24, 2001 the Public Service Commission of South Carolina
            (PSC) approved the Company's request to increase the fuel component of rates charged to electric customers from 1.330 cents per kilowatt-hour to 1.579 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2001 through April 2002. The increase also provides recovery over a twoyear period of under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2001.

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

        D. On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of June 30, 2001 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

     E. On January 9, 1996 the PSC issued an order granting the Company an increase in retail electric rates which was fully implemented by January 1997. The PSC authorized a return on common equity of 12.0 percent. The PSC also approved establishment of a Storm Damage Reserve Account capped at $50 million to be collected through rates over a ten-year period. Additionally the PSC approved accelerated amortization of a significant portion of the Company's electric regulatory assets (excluding deferred income tax assets) and the remaining transition obligation for postretirement benefits other than pensions, which enabled the Company to recover the balances as of the end of the year 2000.

F. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In November 2000, as a result of the annual review, the PSC approved the Company's request to maintain the billing surcharge of $.011 per therm that provides for the recovery of the balance remaining at June 30, 2001 of $26.3 million.

4.     LONG-TERM DEBT

        On January 24, 2001 the Company issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

5.     RETAINED EARNINGS

        The Company's Restated Articles of Incorporation and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At June 30, 2001 approximately $34.8 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.     CONTINGENCIES

        With respect to commitments at June 30, 2001, reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Contingencies at June 30, 2001 include the following:

        A.  Lake Murray Dam Reinforcement

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified the Company of its agreement with the Company's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. The Company and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of the Company's ongoing hydroelectric operating license with FERC. The cost and completion date of this project will depend on the reinforcement alternative ultimately approved by FERC; however, it is possible that the costs could range up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by the Company are expected to be recoverable through electric rates, the Company also is exploring alternative sources of funding.

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

           The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $8.1 million.

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

       C.  Environmental

       The Company maintains an environmental assessment program to identify and assess current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $26.3 million at June 30, 2001. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. The Company completed Phase One of the Removal Action Work Plan in 1998 at a cost of approximately $1.5 million. Phase Two, which cost approximately $3.5 million, included excavation and installation of several permanent barriers to mitigate coal tar seepage. In September 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. The Company estimates that the Record of Decision will result in costs of approximately $16.5 million, of which approximately $1.6 million remains. In January 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Company submitted a Comprehensive Remedial Design Work Plan (RDWP) in December 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues.

              In September 2000, the Company was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties to the Calhoun Park Area site. The EPA has required that the Company conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer. The EPA expects to issue a second Record of Decision dealing with the intermediate aquifer in September 2001. Intermediate groundwater investigation and cleanup is expected to cost approximately $4.7 million.

     o The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. For the site located in Sumter, effective September 15, 1998, the Company entered into a Remedial Action Plan Contract with DHEC pursuant to which it agreed to undertake a full site investigation and remediation under the oversight of DHEC. Site investigation, characterization and remediation are proceeding according to schedule. Excavation at the Sumter MGP site was completed in May 2001 as part of an Interim Removal Action. Further work may be required at the discretion of DHEC. Upon successful implementation of a site remedy, DHEC will give the Company a Certificate of Completion and a covenant not to sue. For the site located in Florence the Company entered into a similar Remedial Action Plan Contract with DHEC in September 2000. The Company is continuing to investigate the remaining site in Columbia, and is monitoring the nature and extent of residual contamination.

7.  SEGMENT OF BUSINESS INFORMATION

The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its reportable segments. Therefore, net income is not allocated to these segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to the Company's segments.


                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------ ------------ ------------ ---------- ----------------- --------------
          Three months ended    Electric        Gas         All       Adjustments/    Consolidated
            June 30, 2001      Operations   Distribution   Other      Eliminations        Total
------------------------------ ------------ ------------ ---------- ----------------- --------------

External  Revenue                  342          58           -              -              400
Intersegment Revenue                52            -          -            (52)                -
Operating Income (Loss)             94           (5)         -             (1)              88
Segment Assets                    4,790         423         199          (651)            4,761
------------------------------ ------------ ------------ ---------- ----------------- --------------


---------------------------- ------------ ------------ ---------- ----------------- --------------
           Six months ended   Electric        Gas         All       Adjustments/    Consolidated
            June 30, 2001    Operations   Distribution   Other      Eliminations        Total
---------------------------- ------------ ------------ ---------- ----------------- --------------

External  Revenue                683          215          -              -              898
Intersegment Revenue               99            -         -            (99)                -
Operating Income (Loss)          184          16           -             (2)             198
Segment Assets                  4,790         423         199          (651)            4,761
---------------------------- ------------ ------------ ---------- ----------------- --------------




------------------------------ -------------- ------------ ------------------------- -------------
         Three months ended      Electric         Gas         All    Adjustments/    Consolidated
           June 30, 2000       Operations    Distribution   Other   Eliminations       Total
----------------------------- -------------- ------------ ------------------------- -------------

External  Revenue                    320         51             -           -            371
Intersegment Revenue                  51           -            -        (51)               -
Operating Income (Loss)               99          (2)           -          (1)             96
Segment Assets                    4,524          407         202       (677)           4,456
----------------------------- -------------- ------------ ------------------------- -------------

------------------------------- ------------ ------------ ------------------------- --------------
           Six months ended      Electric        Gas         All    Adjustments/    Consolidated
            June 30, 2000       Operations   Distribution   Other   Eliminations        Total
------------------------------- ------------ ------------ ------------------------- --------------

External Revenue                      614        151            -          -              765
Intersegment Revenue                  106           -           -      (106)                 -
Operating Income (Loss)                85          21           -         (3)             203
Segment Assets                     4,524         407         202       (677)            4,456
------------------------------- ------------ ------------ ------------------------- --------------



Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations
-------------------------------------------------------------------------------


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

LIQUIDITY AND CAPITAL RESOURCES

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. The cost and completion date of this project will depend on the reinforcement alternative ultimately approved by FERC; however, it is possible that the costs could range up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding.

         On February 9, 2000 FERC issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans for the possible formation of a regional transmission organization (RTO). On October 16, 2000 SCE&G and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). FERC gave provisional approval to GridSouth in March 2001. When operational, GridSouth will function as an independent regional transmission company. In July 2001 FERC ordered mediation talks to take place between the utilities forming GridSouth and certain groups that have proposed other RTOs. These talks are being mediated by an administrative law judge, with a stated goal of FERC being the formation of a single RTO in the Southeast.

         In March 2001 V. C. Summer Nuclear Station returned to service. It had been taken out of service on October 7, 2000 for a planned maintenance and refueling outage. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. Repairs were completed and the integrity of the new welds was verified through extensive testing. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 3A of Notes to Condensed Consolidated Financial Statements). The Nuclear Regulatory Commission was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002.

         In April 2001 SCE&G announced plans to construct a 620 megawatt combined cycle natural gas-fueled power plant in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The proposed generation facility is estimated to cost between $250 million and $300 million. Construction is expected to begin in the Summer of 2002 and is expected to be completed in the Summer of 2004.

         In April 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station returned to service. It had been taken out of service in January 2001 due to an electrical ground in the generator. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 3A of Notes to Condensed Consolidated Financial Statements).

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the six months ended June 30, 2001 and 2000:

-------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               June 30,
Millions of dollars                                       2001           2000
-------------------------------------------------------------------- ----------

Net cash provided from operating activities               $111           $173
Net cash provided from (used for) financing activities       9            (92)
Cash and temporary cash investments available
 at the beginning of the period                             60             78
----------------------------------------------------------------- -------------
Net cash available for utility property
 additions and construction expenditures                  $180           $159
================================================================= =============
Funds used for utility property additions and
  construction expenditures, net of noncash
  allowance for funds used during construction            $150           $113
Funds used for investments                                   -             $4
================================================================= =============

        On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds were used to reduce short-term debt and for general corporate purposes.

        SCE&G anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 4.01.

Environmental Matters

         For information on environmental matters see Note 6C "Contingencies - Environmental" of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

         Changes in net income for the three and six months ended June 30, 2001 and 2000 were as follows:

  -----------------------------------------------------------------------------
                                    Three Months Ended      Six Months Ended
  Millions of dollars               2001          2000      2001      2000
  ------------------------------------------- ---------------------------------

  Net income derived from:
       Operations                  $43.0         $44.3     $96.5      $98.5
       Cumulative effect of
         change in accounting          -            -         -       22.3
  ------------------------------------------- ---------------------------------
         Total net income            $43.0         $44.3     $96.5     $120.8
  =========================================== =================================

        Net income from operations for the three months ended June 30, 2001 decreased primarily due to milder weather and increases in interest expense and other operation and maintenance expense, which were partially offset by customer growth.

        Net income from operations for the six months ended June 30, 2001 decreased primarily due to milder weather, increases in interest expense and other operation and maintenance expense and an economic slowdown, which were partially offset by customer growth.

     For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three and six months ended June 30, 2001 and 2000 was $7.8 million and $15.6 million, respectively. As a result of pension income, employee benefit expenses were reduced approximately $4.8 million and $9.6 million for the three and six months ended June 30, 2001. For the corresponding periods in 2000, employee benefit costs were reduced approximately $4.7 million and $9.5 million. Additionally, other income increased $3.0 million and $6.0 million for the three and six months ended June 30, 2001 and 2000.

         Earnings from the cumulative effect of change in accounting resulted from recording of unbilled revenue (See Note 2 of Notes to Condensed Consolidated Financial Statements).

         Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately six percent and five percent of income before income taxes for the three and six months ended June 30, 2001, respectively. For the three and six months ended June 30, 2000, AFC represented approximately two percent of income before income taxes.

         SCE&G's Board of Directors declared the following quarterly dividends on common stock held by SCANA, during 2001:

------------------- ----------------- ----------------------- ------------------
Declaration         Dividend          Quarter                 Payment
Date                Amount            Ended                   Date
------------------- ----------------- ----------------------- ------------------
February 22, 2001   $35.0 million     March  31, 2001         April 1, 2001
-------------------
May 3, 2001         $41.75 million    June 30, 2001           July 1, 2001
-------------------
August 2, 2001      $38.5 million     September 30, 2001      October 1, 2001
------------------- ----------------- ----------------------- ------------------

Electric Operations

          Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins, excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                        Three Months Ended                          Six Months Ended
Millions of dollars              2001      2000         Change           2001           2000         Change
-------------------------------------- --------- -------------------------------- ----------- ----------------------

Electric operating revenue     $341.8    $319.8    $22.0       6.9%    $683.4        $614.1    $69.3       11.3%
Less:  Fuel used in generation   54.7      55.2      (0.5)    (0.9%)    104.7         112.2      (7.5)     (6.7%)
          Purchased power        61.3      37.6     23.7      63.0%      135.9          66.6      69.3        *
------------------------------- ------- --------- ----------  --------- ----------- ------------------ ---------

Margin                         $225.8    $227.0    $(1.2)     (0.5%)    $442.8        $435.3      $7.5       1.7%
====================================== ========= ========== ===================== =========== =========== ==========
*Greater than 100%

        Changes in electric operations sales margins for the three months ended June 30, 2001 reflect milder weather and an economic slowdown. Changes in electric operations sales margin for the six months ended June 30, 2001 reflect steady customer growth partially offset by weather and an economic slowdown. Increases in purchased power costs for both periods, as compared to the corresponding periods in 2000, were primarily attributable to plant outages discussed at Liquidity and Capital Resources, which delayed scheduled maintenance outages at other plants until April and May 2001.

Gas Distribution

          Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins, excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                           Three Months Ended                        Six Months Ended
Millions of dollars                 2001      2000         Change         2001       2000            Change
----------------------------------------- --------- ------------------------------ ---------- ----------------------

Gas operating revenue              $57.8     $51.0     $6.8      13.3%   $214.9       $151.5    $63.4       41.8%
Less:  Gas purchased for resale     46.5      38.6      7.9      20.5%    165.4        100.3      65.1      64.9%
----------------------------------                  ----------          ---------- ---------- -----------
                                  ------- ---------
Margin                             $11.3     $12.4   $(1.1)      (8.9%)   $49.5        $51.2     $(1.7)     (3.3%)
========================================= ========= ========== =================== ========== =========== ==========

          Gas distribution sales margins for the three and six months ended June 30, 2001 decreased as a result of milder weather and an economic slowdown. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001. The increased cost of gas was passed on to customers as discussed in Note 3B in Notes To Condensed Consolidated Financial Statements.

 Other Operating Expenses

          Changes in other operating expenses for the three and six months ended June 30, 2001 when compared to the corresponding periods in 2000, were as follows:


-------------------------------------- --------------------------------------- --------------------------------------------
                                                 Three Months Ended                         Six Months Ended
Millions of dollars                        2001     2000         Change          2001       2000            Change
-------------------------------------- --------- -------- -------------------- ---------- ---------- ----------------------

Other operation  and maintenance          $83.7    $80.8    $2.9       3.6%     $162.6      $154.2       $8.4      5.4%
Depreciation and amortization              41.0     38.9     2.1       5.4%       81.6        79.2        2.4      3.0%
Other taxes                                24.8     24.4     0.4       1.6%       50.4        49.6        0.8       1.6%
--------------------------------------                    ---------            ---------- ---------- -------------
                                       --------- --------
Total                                    $149.5   $144.1    $5.4       3.7%     $294.6       $283.0     $11.6       4.1%
====================================== ========= ======== ========= ========== ========== ========== ============= ========


     Other operation expenses for the three and six months ended June 30, 2001 increased primarily as a result of increases in employee benefit costs. The increase in depreciation and amortization expenses for the three and six months ended June 30, 2001 resulted from normal property additions. Other taxes increased primarily due to increased property taxes.

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


June 30, 2001
Millions of dollars                          Expected Maturity Date

                                                                        There-              Fair
Liabilities              2001     2002     2003     2004      2005      after     Total     Value
-------------------------------- -------- ------- --------- ----------------------------------------
-------------------------------- -------- ------- --------- ----------------------------------------

Long-Term Debt:
Fixed Rate ($)           25.8     27.6    129.5    123.9      173.9     962.3    1,443.0   1,479.8
Average Interest Rate    6.74     6.72     6.37      7.52      7.40       7.43       7.32

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









             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION




                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

                                   PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                            CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

----------------------------------------------------------------------------- ---------------------- --------------------------
                                                                                    June 30,               December 31,
Millions of dollars                                                                   2001                     2000
----------------------------------------------------------------------------- ---------------------- --------------------------

Assets
Gas Utility Plant                                                                       $811                   $787
    Less accumulated depreciation                                                        275                     263
    Acquisition adjustment, net of accumulated amortization                              446                     452
----------------------------------------------------------------------------- ---------------------- --------------------------
           Gas Utility Plant, Net                                                        982                     976
----------------------------------------------------------------------------- ---------------------- --------------------------

Nonutility Property and Investments, Net                                                  29                      34
----------------------------------------------------------------------------- ---------------------- --------------------------

Current Assets:
     Cash and temporary investments                                                       39                        8
     Restricted cash and temporary investments                                              1                       5
     Receivables (net of allowance for uncollectible accounts of $1
        for 2001 and $2 for 2000)                                                         50                     148
     Inventories (at average cost):
        Stored gas                                                                        37                      32
        Materials and supplies                                                              8                       7
     Other                                                                                  1                       2
----------------------------------------------------------------------------- ---------------------- --------------------------
           Total Current Assets                                                          136                     202
----------------------------------------------------------------------------- ---------------------- --------------------------

Deferred Charges and Other Assets:
     Due from affiliate-pension asset                                                      10                      10
     Regulatory assets                                                                     17                      21
     Other                                                                                  8                      10
----------------------------------------------------------------------------- ---------------------- --------------------------
            Total Deferred Charges and Other Assets                                        35                      41
----------------------------------------------------------------------------- ---------------------- --------------------------
                Total                                                                $1,182                       $1,253
============================================================================= ====================== ==========================
============================================================================= ====================== ==========================

Capitalization and Liabilities
Capitalization:
     Common equity                                                                      $718                   $712
     Long-term debt, net                                                                  295                    145
----------------------------------------------------------------------------- ---------------------- --------------------------
            Total Capitalization                                                       1,013                     857
----------------------------------------------------------------------------- ---------------------- --------------------------

Current Liabilities:
     Short-term borrowings                                                                   -                   125
     Current portion of long-term debt                                                      4                       4
     Accounts payable                                                                      24                     84
     Taxes accrued                                                                           -                      3
     Customer prepayments and deposits                                                      4                       8
     Advances from parent                                                                    -                    44
     Dividends declared and interest accrued                                               11                       5
     Other                                                                                   2                      1
----------------------------------------------------------------------------- ---------------------- --------------------------
            Total Current Liabilities                                                      45                    274
----------------------------------------------------------------------------- ---------------------- --------------------------

Deferred Credits and Other Liabilities:
      Deferred income taxes, net                                                           84                     82
      Due to affiliate-postretirement benefits                                             10                      10
      Regulatory liabilities                                                               10                       5
      Other                                                                                20                      25
----------------------------------------------------------------------------- ---------------------- --------------------------
            Total Deferred Credits and Other Liabilities                                 124                      122
----------------------------------------------------------------------------- ---------------------- --------------------------
                Total                                                                $1,182                       $1,253
============================================================================= ====================== ==========================

See Notes to Condensed Consolidated Financial Statements.




             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME(LOSS)
                              AND RETAINED EARNINGS
                                   (Unaudited)

   --------------------------------------------------------------------- ---------------------------- ------------------------------
                                                                             Three Months Ended             Six Months Ended
                                                                                  June 30,                      June 30,
       Millions of dollars                                                   2001          2000            2001           2000
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------

       Operating Revenues                                                    $67            $80            $295           $250
       Cost of Gas                                                            41             52             202             156
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------
           Gross Margin                                                       26             28               93             94
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------

       Operating Expenses:
          Operation and maintenance                                           15             19               32             35
          Depreciation and amortization                                       11             10               21             21
          Other taxes                                                           2             1                3               3
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------
              Total Operating Expenses                                        28             30               56             59
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------

       Operating Income(Loss)                                                  (2)           (2)              37             35

       Other Income, net                                                        2             2                4               3

       Interest Charges                                                         5             5                11            10
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------

       Income (Loss) Before Income Taxes and
         Cumulative Effect of Accounting Change                                (5)           (5)              30             28

       Income Taxes                                                             -             -               14             14
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------

       Income(Loss) Before Cumulative Effect of Accounting Change             (5)            (5)              16             14

       Cumulative Effect of Accounting Change, net of taxes (Note 2)            -             -                 -              7
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------

       Net Income(Loss)                                                        (5)           (5)              16              21
       Retained Earnings at Beginning of Period                               23             20                 9             73
       Acquisition of Company                                                   -              -               -              (73)
       Common Stock Cash Dividends Declared                                    (5)           (5)             (12)             (11)
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------
   --------------------------------------------------------------------- ------------- -------------- --------------- --------------
       Retained Earnings at End of Period                                    $13            $10             $13              $10
   ===================================================================== ============= ============== =============== ==============

    See Notes to Condensed Consolidated Financial Statements.





             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



------------------------------------------------------------------------------------------------
                                                                         Six Months Ended
                                                                             June 30,
Millions of dollars                                                      2001          2000
----------------------------------------------------------------------------------- ------------


Cash Flows From Operating Activities:
   Net income                                                            $16            $21
   Adjustments to reconcile net income to net cash provided
     from operating activities:
         Cumulative effect of accounting change, net of taxes               -            (7)
         Depreciation and amortization                                    24            23
         Excess distributions (undistributed earnings) of investee          3            (3)
         Over (under) collection, fuel adjustment clause                  14            11
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                        88           38
            (Increase) decrease in inventories                             (6)            3
            Increase (decrease) in accounts payable and advances         (94)          (11)
            Increase (decrease) in deferred income taxes, net              2              2
            Increase (decrease) in accrued taxes                          (2)            (2)
         Other, net                                                        (2)           (8)
----------------------------------------------------------------------------------- ------------
Net Cash Provided From Operating Activities                               43            67
----------------------------------------------------------------------------------- ------------
Cash Flows From Investing Activities:
   Construction expenditures                                             (29)          (15)
   Investments                                                              -            (1)
   Nonutility and other                                                     1             -
----------------------------------------------------------------------------------- ------------
Net Cash Used For Investing Activities                                    (28)         (16)
----------------------------------------------------------------------------------- ------------
Cash Flows From Financing Activities:
  Issuance of medium-term notes                                           148             -
  Repayment of short-term borrowings, net                                (125)         (38)
  Retirement of long-term debt and common stock                              -           (1)
  Capital contribution from parent                                           3            -
  Cash dividends                                                          (10)         (11)
----------------------------------------------------------------------------------- ------------
Net Cash Provided  From (Used For) Financing Activities                    16          (50)
----------------------------------------------------------------------------------- ------------
Net Increase In Cash and Temporary Investments                             31             1
Cash and Temporary Investments, January 1                                    8            9
----------------------------------------------------------------------------------- ------------
Cash and Temporary Investments, June 30                                   $39            $10
=================================================================================== ============

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized interest of $0.6 for 2001
                     and $0.5 for 2000)                                     $6            $11
                         - Income taxes                                     15             16


In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $466 million acquisition adjustment.

Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service Company LLC were sold to SCANA Energy Marketing, Inc., an affiliate, for $4.4 million, which approximated net book value. Assets transferred included approximately $4.0 million cash.

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)


        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income(Loss) are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3, 4 and 5, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of June 30, 2001, approximately $17 million and $10 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.2 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

         B. New Accounting Standards

         Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The Company's adoption of SFAS 133, as amended, did not have a material impact on the Company's results of operations, cash flows or financial position.

         In June 2001 the Financial Accounting Standards Board approved the issuance of three new accounting standards. SFAS 141, "Business Combinations," requires that all business combinations be accounted for using the purchase method of accounting. SFAS 141 applies to all business combinations initiated after June 30, 2001, and is not expected to have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 142, "Goodwill and Other Intangible Assets," requires that goodwill not be amortized but instead be tested for impairment at least annually at the reporting unit level. A reporting unit is the same level as, or one level below, an operating segment. The Companywill adopt SFAS 142 effective January 1, 2002. The impact SFAS 142 may have on the Company's results of operations, cash flows or financial position has not been determined but could be material.

         SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing a liability related to the future obligation to retire an asset. The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's results of operations, cash flows and financial position has not been determined.

         C. Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2001.

2.           CUMULATIVE EFFECT OF ACCOUNTING CHANGE

         Effective January 1, 2000 the Company changed its method of accounting for operating revenues from cycle billing to full accrual. The cumulative effect of this change was $6.6 million, net of tax. Accruing unbilled revenues more closely matches revenues and expenses. Unbilled revenues represent the estimated amount customers will be charged for service rendered but not yet billed as of the end of the accounting period. Also, effective January 1, 2000 the gas costs associated with unbilled revenues are no longer deferred.

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

         The Company has recorded a utility plant acquisition adjustment of approximately $466 million, which reflects the excess of SCANA's purchase price of approximately $700 million over the fair value of the Company's net assets at January 1, 2000. The adjustment is being amortized over 35 years on a straight-line basis. Common equity at June 30, 2001 and December 31, 2000 reflects the effects of this acquisition adjustment.

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

5.       RATE AND OTHER REGULATORY MATTERS

         On April 6, 2000 the North Carolina Utilities Commission (NCUC) issued an order permanently approving the Company's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed the Company use of this mechanism on a trial basis. This mechanism allows the Company to collect from its customers amounts approximating the amounts paid for natural gas.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 the Company filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required the Company to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved the Company's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from the Company's expansion fund for this project. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed at a cost of approximately $4.8 million and customers began receiving service in July 2001.

               On December 7, 1999 the NCUC issued an order approving the acquisition of the Company by SCANA. As specified in the NCUC order, the Company reduced its rates by approximately $1 million in each of August 2000 and August 2001, and has agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with materially adverse governmental actions and force majeure events.

  6.      LONG-TERM DEBT

         On February 16, 2001 the Company issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds were used to reduce short-term debt and for general corporate purposes.

7.        CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources (DENR) has recommended that no further action be taken with respect to one site. Excavation at the Raleigh MGP site was completed in March 2001 as part of an Interim Removal Action. Further work may be required at the discretion of DENR. Work at the Durham MGP site began in May 2001 under a DENR-approved Phase II Workplan. An environmental due diligence review of the Company conducted in February 1999 estimated that the cost to remediate the remaining sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. The Company is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. A May 1993 order by the NCUC authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of June 30, 2001 the Company has recorded a liability and associated regulatory asset of $9.2 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1 million. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

8.       SEGMENT OF BUSINESS INFORMATION

         For the three and six months ended June 30, 2001 Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service Company LLC (SCANA Public Service) were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA (see Note 4). In 2000 SCANA Public Service was an Energy Marketing segment of the Company and used net income to measure profitability.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)
------------------------------------------------ --------- --------------- --------------------
Three months ended         Gas         Energy     All      Adjustments/    Consolidated
June 30, 2001          Distribution  Marketing   Other     Eliminations       Total
------------------------------------------------ --------- --------------- --------------------

External Revenue              67        n/a         -             -              67
Intersegment Revenue           -        n/a         -             -                -
Operating Income(Loss)        (2)       n/a       n/a             -               (2)
Segment Assets             1,179         n/a       29           (26)           1,182





    ------------------------- ------------------- ------------------ ------------- --------------------- --------------------
    Three months ended            Gas               Energy            All          Adjustments/          Consolidated
    June 30, 2000             Distribution        Marketing          Other         Eliminations             Total
    ------------------------- ------------------- ------------------ ------------- --------------------- --------------------

    External Revenue                 55                25               -                 -                     80
    Intersegment Revenue              -                 -               -                 -                      -
    Operating Income(Loss)           (2)             n/a              n/a                 -                     (2)
    Net Income                      n/a                 -               1                (6)                    (5)
    Segment Assets               1,112                 20             59               (58)                 1,133

    ------------------------- ------------------- ------------------ ------------- --------------------- --------------------
    Six months ended              Gas               Energy            All          Adjustments/          Consolidated
    June 30, 2001             Distribution        Marketing          Other         Eliminations             Total
    ------------------------- ------------------- ------------------ ------------- --------------------- --------------------

    External Revenue                295              n/a                 -                -                   295
    Intersegment Revenue              -              n/a              n/a                 -                       -
    Operating Income                 37              n/a              n/a                 -                     37
    Segment Assets               1,179               n/a               29              (26)                 1,182

    ------------------------- ------------------- ------------------ ------------- --------------------- --------------------
    Six months ended              Gas               Energy            All          Adjustments/          Consolidated
    June 30, 2000             Distribution        Marketing          Other         Eliminations             Total
    ------------------------- ------------------- ------------------ ------------- --------------------- --------------------

    External Revenue                221                55               -              (26)                   250
    Intersegment Revenue               -                2             29               (31)                      -
    Operating Income                 33              n/a              n/a                 2                     35
    Net Income                     n/a                  1               3                    17                 21
                                                                                   1
    Segment Assets               1,112                 20             59               (58)                 1,133

    1 Includes cumulative effect of accounting change (See Note 2).

Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC) Annual Report on Form 10-K for the year ended December 31, 2000.

         Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, forward-looking statements for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment,
(2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC's accounting policies, (8) weather conditions, especially in areas served by PSNC, (9) inflation, (10) changes in environmental regulations and (11) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the Securities and Exchange Commission. PSNC disclaims any obligation to update any forward-looking statements.

Capital Expansion Program

         PSNC's capital expansion program, through the construction of lines, services, systems and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for natural gas in its franchised service areas. PSNC's 2001 construction budget is approximately $58.0 million, compared to actual construction expenditures for 2000 of $39.1 million. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the six months ended June 30, 2001 were $28.9 million compared to $15.0 million for the same period last year. PSNC's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 3.0.

Earnings and Dividends

        Net income for the six months ended June 30, 2001 and 2000 was as follows:

 ------------------------------------------------------------------------------
                                                      Six Months Ended
                                                          June 30,
 Millions of dollars                                2001            2000
 ---------------------------------------------------------------- -------------
 Net income derived from:
    Operations                                     $15.6           $14.2
    Cumulative effect of change in accounting          -            6.6
 ---------------------------------------------------------------- -------------
        Total net income                           $15.6           $20.8
 ================================================================ =============

        Net income from operations for the six months ended June 30, 2001 increased $1.4 million over the corresponding period in 2000 primarily due to customer growth and a decrease in operating and maintenance expenses. In 2000 net income reflects a change in accounting to record unbilled revenues (see Note 2 of Notes to Condensed Consolidated Financial Statements).

PSNC's Board of Directors declared the following quarterly dividends on common stock held by SCANA during 2001:

--------------------- -------------------- --------------------- ---------------
Declaration Date      Dividend Amount      Quarter Ended         Payment Date
--------------------- -------------------- --------------------- ---------------
February 22, 2001        $6.0 million      March 31, 2001        April 1, 2001
May 3, 2001              $5.8 million      June 30, 2001         July 1, 2001
August 2, 2001           $3.0 million      September 30, 2001    October 1, 2001
--------------------- -------------------- --------------------- ---------------

Gas Distribution

         Changes in gas distribution sales margins for the six months ended June 30, 2001, when compared to the corresponding period in 2000, were as follows:

   ---------------------------- ------------------------------------------------
                                              Six Months Ended June 30,
   Millions of dollars             2001        2000                Change
   ---------------------------- ------------ ---------- ------------------------

   Gas operating revenue          $295.6      $249.8        $45.8      18.3%
   Less:  Cost of gas              202.3       155.9         46.4      29.8%
   ---------------------------- ------------ ---------- --------------
   Gross margin                    $93.3       $93.9        $(0.6)     (0.6%)
   ============================ ============ ========== ========================

         The decrease in margin for six months ended June 30, 2001 is primarily due to lower natural gas usage per degree day and the sale of PSNC Production Corporation (see Note 4 of Notes to Condensed Consolidated Financial Statements). This decrease was partially offset by a 2.8 percent increase in customers. Customers as of June 30, 2001 and 2000 were approximately 362,000 and 352,000, respectively. Revenues and cost of gas were impacted by large increases in natural gas prices in late 2000 and early 2001.

Operating Expenses

         Operating and maintenance expenses for the six months ended June 30, 2001 decreased $2.7 million when compared to the corresponding period in 2000. This decrease is primarily due to reduced costs related to employee benefits and advertising. The decrease also reflects the sale of PSNC Production Corporation.

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


     Item 4. Submission of Matters to a Vote of Security-Holders (not applicable for South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated)
-----------------------------------------------------------------------

The Annual Meeting of Shareholders of SCANA Common Stock (No Par Value) was held on May 3, 2001. The following matters were voted upon at the meeting.

1.  To elect five (5) directors for the terms specified in the Proxy Statement.

                       Number of Voting    Number of  Shares        Total
                          Shares Voting        Voting to           Shares
       Nominee                      For    Withhold Authority      Voted

 William B. Bookhart       92,521,398           1,340,525          93,861,923
 Elaine T. Freeman         92,389,031           1,472,892          93,861,923
 Harold C. Stowe           92,466,414           1,395,509          93,861,923
 W. Hayne Hipp             92,474,351           1,387,572          93,861,923
 G. Smedes York            92,416,809           1,445,114          93,861,923

     2. To approve the appointment of Deloitte & Touche as independent accountants for the Corporation.

                                                       Number
                                                      of  Shares

                       For                            92,573,278
                       Against                           766,339
                       Abstain                           522,306
                                                     -----------
                       Total                          93,861,923

Percent of FOR votes of those shares actually voting for this proposal:    98.6%

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

         B.  Reports on Form 8-K during the second quarter 2001 were as follows:

                SCANA Corporation:
                Date of report:  May 31, 2001
                Item reported:  Item 2


                South Carolina Electric & Gas Company:   None


                Public Service Company of North Carolina, Incorporated:  None

                                SCANA CORPORATION


                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                        SCANA CORPORATION

(Registrant)




August 14, 2001                        By: s/M. R. Cannon
                                           --------------------
                                           M. R. Cannon
                                           Controller
                                          (Principal accounting officer)

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



                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      -------------------------------------
                                  (Registrant)




August 14, 2001                      By:   s/Mark R. Cannon
                                           ---------------------------------
                                           Mark R. Cannon
                                           Controller
                                           (Principal accounting officer)

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



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                  (Registrant)




August 14, 2001                       By:   s/Mark R. Cannon
                                            ---------------------------------
                                            Mark R. Cannon
                                            Controller
                                            (Principal accounting officer)

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

3.01        X                Restated Articles of Incorporation of SCANA as
                             adopted on April 26, 1989 (Filed as Exhibit 3-A to
                             Registration Statement No. 33-49145)

3.02               X         Restated Articles of Incorporation of SCE&G, as
                             adopted on May 3, 2001 (Filed as Exhibit 3.01 to
                             Registration Statement No. 333-65460)

3.03        X                Articles of Amendment of SCANA, dated April 27,
                             1995 (Filed as Exhibit 4-B to Registration
                             Statement No. 33-62421)

3.04                     X   Articles of Incorporation of PSNC (formerly New Sub
                             II, Inc.) dated February 12, 1999 (Filed as Exhibit
                             3.01 to Registration Statement No. 333-45206)

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

3.06                     X   Articles of Correction of PSNC dated February 11,
                             2000 (Filed as Exhibit 3.03 to Registration
                             Statement  No. 333-45206)

3.07        X                By-Laws of SCANA as revised and amended on December
                             13, 2000 (Filed as Exhibit 3.22 to Form 10-K for the year ended December 31, 2000)

3.08               X         By-Laws of SCE&G as amended and adopted on February
                             22, 2001  (Filed as Exhibit 3.05 to Registration
                             Statement No. 333-65460)

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

                             EXHIBIT INDEX

Exhibit    Applicable to Form 10-Q of
No.       SCANA    SCE&G       PSNC    Description

4.05        X      X

 Fifth through Fifty-third Supplemental Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below
         December 1, 1950    Exhibit 2-D    to Registration No. 2-26459
         July 1, 1951        Exhibit 2-E    to Registration No. 2-26459
         June 1, 1953        Exhibit 2-F    to Registration No. 2-26459
         June 1, 1955        Exhibit 2-G    to Registration No. 2-26459
         November 1, 1957    Exhibit 2-H    to Registration No. 2-26459
         September 1, 1958   Exhibit 2-I    to Registration No. 2-26459
         September 1, 1960   Exhibit 2-J    to Registration No. 2-26459
         June 1, 1961        Exhibit 2-K    to Registration No. 2-26459
         December 1, 1965    Exhibit 2-L    to Registration No. 2-26459
         June 1, 1966        Exhibit 2-M    to Registration No. 2-26459
         June 1, 1967        Exhibit 2-N    to Registration No. 2-29693
         September 1, 1968   Exhibit 4-O    to Registration No. 2-31569
         June 1, 1969        Exhibit 4-C    to Registration No. 33-38580
         December 1, 1969    Exhibit 4-O    to Registration No. 2-35388
         June 1, 1970        Exhibit 4-R    to Registration No. 2-37363
         March 1, 1971       Exhibit 2-B-17 to Registration No. 2-40324
         January 1, 1972     Exhibit 2-B    to Registration No. 33-38580
         July 1, 1974        Exhibit 2-A-19 to Registration No. 2-51291
         May 1, 1975         Exhibit 4-C    to Registration No. 33-38580
         July 1, 1975        Exhibit 2-B-21 to Registration No. 2-53908
         February 1, 1976    Exhibit 2-B-22 to Registration No. 2-55304
         December 1, 1976    Exhibit 2-B-23 to Registration No. 2-57936
         March 1, 1977       Exhibit 2-B-24 to Registration No. 2-58662
         May 1, 1977         Exhibit 4-C    to Registration No. 33-38580
         February 1, 1978    Exhibit 4-C    to Registration No. 33-38580
         June 1, 1978        Exhibit 2-A-3  to Registration No. 2-61653
         April 1, 1979       Exhibit 4-C    to Registration No. 33-38580
         June 1, 1979        Exhibit 2-A-3  to Registration No. 33-38580
         April 1, 1980       Exhibit 4-C    to Registration No. 33-38580
         June 1, 1980        Exhibit 4-C    to Registration No. 33-38580
         December 1, 1980    Exhibit 4-C    to Registration No. 33-38580
         April 1, 1981       Exhibit 4-D    to Registration No. 33-49421
         June 1, 1981        Exhibit 4-D    to Registration No. 2-73321
         March 1, 1982       Exhibit 4-D    to Registration No. 33-49421
         April 15, 1982      Exhibit 4-D    to Registration No. 33-49421
         May 1, 1982         Exhibit 4-D    to Registration No. 33-49421
         December 1, 1984    Exhibit 4-D    to Registration No. 33-49421
         December 1, 1985    Exhibit 4-D    to Registration No. 33-49421
         June 1, 1986        Exhibit 4-D    to Registration No. 33-49421
         February 1, 1987    Exhibit 4-D    to Registration No. 33-49421
         September 1, 1987   Exhibit 4-D    to Registration No. 33-49421
         January 1, 1989     Exhibit 4-D    to Registration No. 33-49421
         January 1, 1991     Exhibit 4-D    to Registration No. 33-49421
         February 1, 1991    Exhibit 4-D    to Registration No. 33-49421
         July 15, 1991       Exhibit 4-D    to Registration No. 33-49421

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

4.10     X      X            Certificate of Trust of SCE&G Trust I (Filed as
                             Exhibit 4.04 to Registration Statement No.
                             333-49960)

4.11     X      X            Junior Subordinated Indenture for SCE&G Trust I
                             (Filed as Exhibit 4.05 to Registration Statement
                             No. 333-49960)

4.12   X     X             Guarantee Agreement for SCE&G Trust I (Filed as
                           Exhibit 4.06 to Registration Statement No. 333-49960)

4.13   X     X             Amended and Restated Trust Agreement for SCE&G Trust
                           I (Filed as Exhibit 4.07 to Registration Statement
                           No. 333-49960)

4.14   X            X      Indenture dated as of January 1, 1996 between PSNC
                           and First Union National Bank of North Carolina, as
                           Trustee (Filed as Exhibit 4.08 to Registration
                           Statement No. 333-45206 and incorporated by reference herein)

4.15   X            X      First Supplemental Indenture dated as of January 1,
                           1996, between PSNC and First Union National Bank of
                           North Carolina, as Trustee (Filed as Exhibit 4.09 to Registration Statement No. 333-45206 and incorporated by reference herein)

4.16   X            X      Second Supplemental Indenture dated as of December
                           15, 1996 between PSNC and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.10 to Registration Statement No. 333-45206 and incorporated by reference herein)

4.17   X            X      Third Supplemental Indenture dated as of February 10,
                           2000 between PSNC and First Union National Bank of
                           North Carolina, as Trustee (Filed as Exhibit 4.11 to Registration Statement No. 333-45206 and incorporated by reference herein)

                       EXHIBIT INDEX

Exhibit    Applicable to Form 10-Q of
No.      SCANA    SCE&G   PSNC    Description

4.18       X               X      Fourth Supplemental Indenture dated as of
                                  February 12, 2001 between PSNC and
                                  First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.28 to Form 10-K for the year ended December 31, 2000)

4.19                              X PSNC $150 million medium-term
                                  note issued February 16, 2001
                                  (Filed as Exhibit 4.29 to Form
                                  10-K for the year ended December
                                  31, 2000)

10.01      X                      SCANA Voluntary Deferral Plan as amended
                                  through October 21, 1997 (Filed as
                                  Exhibit 10.01 to Registration Statement No.
                                  333-49960)

10.02      X                      SCANA Supplementary Executive Retirement Plan
                                  as amended and restated effective
                                  as of October 21, 1997 (Filed as Exhibit 10.01
                                  (b) to Registration Statement No.
                                  333-86803)

10.03      X                      SCANA Supplementary Voluntary Deferral Plan as
                                  amended and restated through October 21, 1997
                                  (Filed as Exhibit 10.02 to Registration
                                  Statement No.333-49960)

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

10.10      X                      Description of  SCANA Corporation Executive
                                  Annual Incentive Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

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