Form 10-K/A
period 2000-12-31
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2001-10-01
CIK 754737, 81025, 91882

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Amendment No. 3

                                   FORM 10-K/A

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

Each of the following classes or series of securities is registered on the New York Stock Exchange.

Title of each class                          Registrant

Common Stock, without par value             SCANA Corporation

5% Cumulative Preferred Stock              South Carolina Electric & Gas Company
par value $50 per share

7.55% Trust Preferred Securities,          South Carolina Electric & Gas Company
Series A liquidation value $25 per
Trust Preferred Security



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

         SCANA Corporation   (   )
         South Carolina Electric & Gas Company   (   )
         Public Service Company of North Carolina, Incorporated   (X)

         The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $2.8 billion at February 28, 2001, based on a price of $27.21. Each of the other registrants is a wholly-owned subsidiary of SCANA Corporation and has no voting stock other than its common stock. A description of registrants' common stock follows:

                                                             Shares Outstanding
     Registrant               Description of Common Stock   at February 28, 2001
    ----------               ---------------------------    --------------------

SCANA Corporation                    Without Par Value           104,729,131

South Carolina Electric
 and Gas Company                     $4.50 Par Value              40,296,147

Public Service Company of
 North Carolina, Incorporated        Without Par Value                1,000

         Documents incorporated by reference: Specified sections of SCANA Corporation's 2001 Proxy Statement, dated March 19, 2001, in connection with its 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.

This combined Form 10-K/A is separately filed by SCANA Corporation, South Carolina Electric & Gas Company and Public Service Company of North Carolina, Incorporated. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.

Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction I (1) (a) and (b) of Form 10-K and therefore is filing this form with the reduced disclosure format allowed under General Instruction I (2).

         The undersigned registrants hereby amend the ratios of earnings to fixed charges (SEC method) in Item 1. Business and included in Exhibit 12.01, Statement Re Computation of Ratios.


                                     PART I

ITEM 1.  BUSINESS


ORGANIZATION

       SCANA, a South Carolina corporation having general business powers, was incorporated on October 10, 1984, and registered as a public utility holding company under PUHCA on February 10, 2000, concurrent with the completion of its acquisition of PSNC. SCANA holds, directly or indirectly, all of the capital stock of each of its subsidiaries except for the preferred stock of SCE&G, the preferred securities of SCE&G Trust I and 30 percent of an indirect subsidiary. SCANA and its subsidiaries (the Company) had 5,426 full-time, permanent employees as of February 28, 2001 as compared to 5,488 full-time, permanent employees as of February 29, 2000. SCE&G was incorporated under the laws of South Carolina in 1924, and is an operating public utility. SCE&G had 2,412 full-time, permanent employees as of February 28, 2001 as compared to 3,771 full-time, permanent employees as of February 29, 2000. Prior to being acquired by SCANA, PSNC was incorporated under the laws of North Carolina in 1938. Subsequent to its acquisition, PSNC is incorporated under the laws of South Carolina. PSNC is an operating public utility in North Carolina with 653 full-time, permanent employees as of February 28, 2001 as compared to 879 full-time, permanent employees as of February 29, 2000.

SEGMENTS OF BUSINESS

       SCANA neither owns nor operates any physical properties. It has 11 direct, wholly owned subsidiaries that are engaged in the functionally distinct operations described below. It also has investments in two LLCs: one has built and operates a cogeneration facility in Charleston, South Carolina and the other has constructed and operates a lime production facility in Charleston, South Carolina. SCANA also has four other direct, wholly owned subsidiaries that are in liquidation.

       Information with respect to major segments of business for the years ended December 31, 2000, 1999 and 1998 is contained in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 14), SCE&G (Note 13) and PSNC (Note 14). All such information is incorporated herein by reference.

Regulated Utilities

       SCE&G is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, of natural gas in South Carolina. SCE&G also renders urban bus service in the metropolitan area of Columbia, South Carolina. SCE&G's business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to heating requirements.

       SCE&G's electric service area extends into 24 counties covering more than 15,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 31 of the 46 counties in South Carolina and covers more than 21,000 square miles. The total population of the counties representing the combined service area is approximately 2.5 million.

       Predominant industries in the areas served by SCE&G include: synthetic fibers; chemicals; fiberglass; paper and wood; metal fabrication; stone, clay and sand mining and processing; and textile.

       GENCO owns and operates Williams Station and sells electricity solely to SCE&G. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowance requirements.

       Pipeline Corporation is engaged in the purchase, transmission and sale of natural gas on a wholesale basis to distribution companies and directly to industrial customers in 41 counties throughout South Carolina. Pipeline Corporation owns LNG liquefaction and storage facilities. It also supplies the natural gas for SCE&G's gas distribution system. Other resale customers include municipalities and county gas authorities and gas utilities. The industrial customers of Pipeline Corporation are primarily engaged in the manufacturing or processing of ceramics, paper, metal, food and textiles. Pipeline Corporation also operates a 62-mile six-inch propane pipeline that is owned by Suburban Propane, L.P. of Whippany, New Jersey.

       On February 10, 2000 SCANA completed its acquisition of PSNC. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 370,000 residential, commercial and industrial customers. PSNC provides service to 25 of its 28 franchised counties covering approximately 11,500 square miles in North Carolina. The industrial customers of PSNC include manufacturers or processors of textiles, chemicals, ceramics and clay products, glass, automotive products, minerals, pharmaceuticals, plastics, metals, electronic equipment, furniture and a variety of food and tobacco products. PSNC, through wholly owned, non-regulated subsidiaries, refuels natural gas vehicles and converts gasoline-fueled vehicles to natural gas. Effective January 1, 2001, PSNC's gas brokering activities were transferred to Energy Marketing.

Nonregulated Businesses

       Energy Marketing markets electricity, natural gas and other light hydrocarbons primarily in the southeast. Energy Marketing, also provides energy-related risk management services to producers and customers. In addition, SCANA Energy, a division of Energy Marketing, markets natural gas to approximately 432,000 customers in Georgia's deregulated natural gas market.

       SCI owns and operates a 500-mile fiber optics telecommunications network in South Carolina. In addition, SCI provides tower site construction, management and rental services in South Carolina and Georgia. SCI also owns an 800 Mhz radio service network within the state, and in January 2001, signed a letter of intent to sell the network. The sale is expected in April 2001. SCANA Communications Holdings, Inc. (SCH), a Delaware corporation and a wholly owned subsidiary of SCI, has investments in Powertel, Inc., ITC Holding Company, Inc., ITC^DeltaCom, Inc., and Knology, Inc., which are telecommunications services companies in the southeastern United States. On August 28, 2000 SCH announced that Powertel has agreed to be acquired by either Deutsche Telekom AG or VoiceStream Wireless Corporation, as further discussion under "Other" in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA.

       ServiceCare, Inc. is engaged in providing energy-related products and services beyond the energy meter. Its primary businesses are providing homeowners with service contracts on their home appliances and home security services. ServiceCare has announced the sale of its home security business expected to be completed in March 2001.

     Primesouth, Inc. is engaged in power plant management and maintenance services.

     SCANA Resources, Inc. conducts energy-related businesses and provides energy-related services.

Service Company

     SCANA Services, Inc. provides administrative, management and other services to the subsidiaries and business units within the Company.

COMPETITION

       For a discussion of the impact of competition, see the Competition section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

CAPITAL REQUIREMENTS AND FINANCING PROGRAM

Capital Requirements

       The Company's cash requirements arise primarily from SCE&G's and PSNC's operational needs, the Company's construction program, the need to fund the activities or investments of SCANA's nonregulated subsidiaries and payment of dividends. The ability of SCANA's regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon their ability to attract the necessary financial capital on reasonable terms. SCANA's regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. Depending on customer growth and inflation, and as the regulated subsidiaries continue their ongoing construction programs, it may be necessary to seek increases in rates. The Company's future financial position and results of operations will be affected by the regulated subsidiaries' ability to obtain adequate and timely rate and other regulatory relief, if requested.

       For a discussion of the impact of various rate matters on the Company's capital requirements, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 4), SCE&G (Note 3) and PSNC (Note 5).

       During 2001 the Company is expected to meet its capital requirements principally through internally generated funds (approximately 61 percent, after payment of dividends) and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future.

       The Company's current estimates of its cash requirements for construction and nuclear fuel expenditures, which are subject to continuing review and adjustment, for 2001 and the two-year period 2002-2003 are as follows:

------------------------------------------------------------- ----------------
Type of Facilities                          2002-2003              2001
------------------                          ---------              ----
                                                (Millions of Dollars)

South Carolina Electric & Gas Company:
 Electric Plant:
       Generation                              $329                $249
       Transmission                              43                  22
       Distribution                             178                  83
       Other                                     17                  15
   Nuclear Fuel                                  36                  26
   Gas                                           38                  20
   Common                                        17                   6
   Other                                          1                   1
------------------------------------------------------------- ----------------
       Total SCE&G                              659                 422
PSNC Gas                                         91                  42
Other Companies Combined                        193                  63
------------------------------------------------------------- ----------------
                Total                          $943                $527
------------------------------------------------------------- ----------------

         During 2000 SCE&G and GENCO expended approximately $23.2 million and $0.5 million, respectively, as part of a program to extend the operating lives of certain non-nuclear generating facilities. Additional improvements to be made under the program during 2001, included in the table above, are estimated to cost approximately $80.3 million for SCE&G.

       In addition to the capital requirements for 2001 described above, the Company, SCE&G and PSNC will require approximately $41.5 million, $28.2 million and $4.3 million, respectively, to refund and retire outstanding securities and obligations in 2001. For the years 2002-2005, the Company has an aggregate of $1,705.4 million of long-term debt maturing, which includes an aggregate of $455.2 million for SCE&G, $2.2 million of purchase or sinking fund requirements for SCE&G's preferred stock and $22.5 million for PSNC. SCE&G's long-term debt maturities for the years 2002-2005 include approximately $94.0 million for sinking fund requirements, of which $93.9 million may be satisfied by deposit and cancellation of bonds issued upon the basis of property additions or bond retirement credits.

        SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen was formed to build and operate a cogeneration facility at Westvaco's Kraft Division Paper Mill in North Charleston, South Carolina. The facility began operations in March 1999. On September 10, 1998, the contractor in charge of construction filed suit in Circuit Court seeking approximately $52 million from Cogen, alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named as defendants in the suit. SCANA and the other defendants believe the suit is without merit and are mounting an appropriate defense. SCANA and SCE&G do not believe that the resolution of this issue will have a material impact on their results of operations, cash flows or financial position.

        On October 15, 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. SCE&G and FERC have been discussing possible reinforcement alternatives for the dam over the past several years as part of SCE&G's ongoing hydroelectric operating license with FERC. Until discussions are concluded, it is not possible to finalize the cost of the project; however, it is possible that the cost could range up to $250 million. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding. The project is expected to be completed in 2004.

        On September 21, 1999 SCE&G announced a $256 million gas turbine generator project in Aiken County, South Carolina. Two combined-cycle turbines will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is scheduled to be completed by June 2002.

        On October 7, 2000 Summer Station was removed from service for a planned maintenance and refueling outage scheduled to last 38 1/2 days. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. SCE&G performed extensive ultrasonic testing of similar welds in the cooling system, which confirmed that the problem was limited to this single weld. A root cause analysis determined that the cause of the crack was primary water stress corrosion cracking. The repair involved cutting out a twelve-inch long spool of the pipe, which included the entire weld, and installing a new spool piece. Repairs have been completed and the integrity of the new welds have been verified through extensive testing. The plant was returned to service in March 2001. The NRC was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for Spring of 2002. SCE&G recorded a pretax charge of approximately $6 million in the fourth quarter of 2000 to expense repair costs to date. Additional costs that may be recorded in the first quarter of 2001 are not expected to be material. The cost of replacement power is expected to be recovered through SCE&G's electric fuel adjustment clause.

        In January 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station was taken out of service due to an electrical ground in the generator. The unit is expected to be returned to service in Spring 2001. The cost of replacement power is expected to be recovered through SCE&G's fuel adjustment clause.

Financing Program

       SCANA and PSNC each have in effect a medium-term note program for the issuance from time to time of unsecured medium-term debt securities. At December 31, 2000 SCANA had registered with the SEC and available for issuance $1 billion under its program, the proceeds of which may be used to refinance indebtedness incurred in connection with the acquisition of PSNC, to fund additional business activities in nonutility subsidiaries, to reduce short-term debt or for general corporate purposes.

       SCE&G's First and Refunding Mortgage Bond Indenture, dated April 1, 1945 (Old Mortgage), contains provisions prohibiting the issuance of additional bonds thereunder (Class A Bonds) unless net earnings (as therein defined) for 12 consecutive months out of the 18 months prior to the month of issuance are at least twice the annual interest requirements on all Class A Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2000 the Bond Ratio was 6.43. The Old Mortgage allows the issuance of additional Class A Bonds to an additional principal amount equal to (i) 70 percent of unfunded net property additions (which unfunded net property additions totaled approximately $1,452 million at December 31, 2000), (ii) retirements of Class A Bonds (which retirement credits totaled $68.4 million at December 31, 2000), and (iii) cash on deposit with the Trustee.

       SCE&G is subject to a bond indenture dated April 1, 1993 (New Mortgage) covering substantially all of its electric properties under which its future mortgage-backed debt (New Bonds) will be issued. New Bonds are issued under the New Mortgage on the basis of a like principal amount of Class A Bonds issued under the Old Mortgage which have been deposited with the Trustee of the New Mortgage (of which $665 million were available for such purpose at December 31, 2000). New Bonds will be issuable under the New Mortgage only if adjusted net earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice the annual interest requirements on all outstanding bonds (including Class A Bonds) and New Bonds to be outstanding (New Bond Ratio). For the year ended December 31, 2000 the New Bond Ratio was 6.34.

       The following additional financing transactions have occurred since January 1, 2000:

o On February 8, 2000 the Company issued $400 million of two-year floating rate notes maturing February 8, 2002. The interest rate on the notes is reset quarterly based on three-month LIBOR plus 50 basis points. The proceeds from these privately sold notes were used to consummate SCANA's acquisition of PSNC. On February 10, 2000 SCANA borrowed $300 million for a three-year term under a credit agreement with several banks. The interest rate is reset every one, two, three or six months and is based on LIBOR plus 100 basis points. These funds also were used to consummate SCANA's acquisition of PSNC.

o On June 14, 2000 SCE&G issued $150 million of First Mortgage Bonds having an annual interest rate of 7.50 percent and maturing on June 15, 2005. The proceeds from the sale of these bonds were used to pay the maturity of SCE&G's $100 million First Mortgage Bonds due June 15, 2000, to reduce short-term debt and for general corporate purposes.

o On July 13, 2000 SCANA issued $300 million two-year floating rate notes maturing on July 15, 2002. The interest rate is reset quarterly based on three-month LIBOR plus 65 basis points. Proceeds from the debt were used to repay medium-term notes totaling $170 million, to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Proceeds from the debt were used to reduce short-term debt and for general corporate purposes.

o On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

o On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. These funds were used to reduce short-term debt and for general corporate purposes.

        The Company's electric and natural gas businesses are seasonal in nature, with the primary demand for electricity being experienced during summer and winter and the primary demand for natural gas being experienced during winter. As a result of the significant increase during the latter half of 2000 in the cost to the Company of natural gas and the colder than normal weather experienced in December, the Company experienced significant increases in its working capital requirements, contributing to the need for the financings by SCANA and PSNC in early 2001 described above.

       Without the consent of at least a majority of the total voting power of SCE&G's preferred stock, SCE&G may not issue or assume any unsecured indebtedness if, after such issue or assumption, the total principal amount of all such unsecured indebtedness would exceed ten percent of the aggregate principal amount of all of SCE&G's secured indebtedness and capital and surplus; however, no such consent is required to enter into agreements for payment of principal, interest and premium for securities issued for pollution control purposes.

       Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain FERC authority to issue short-term debt. FERC has authorized SCE&G to issue up to $250 million of unsecured promissory notes or commercial paper with maturity dates of 12 months or less, but not later than December 31, 2002. GENCO has not sought such authorization.

       The SEC order authorizing the Company to register as a public utility holding company under PUHCA imposes various limits during the three years ending February 11, 2003 (the Authorization Period) on SCANA's, SCE&G's and PSNC's ability to issue long- and short-term debt. The order, as amended, requires SCANA, SCE&G and PSNC to maintain common equity of at least 30 percent of their consolidated capitalization. SCANA's issuance of capital securities is limited to $2.385 billion, including securities issued to repay acquisition debt financing. SCANA's short-term borrowings outstanding are limited to $450 million. SCE&G and PSNC may issue commercial paper and establish bank lines of credit for $300 million and $200 million, respectively. In addition, PSNC requires SEC approval under PUHCA prior to issuing long-term debt. SCANA plans to request such approval for PSNC in 2001.

       At December 31, 2000 SCE&G had $250 million of unused authorized lines of credit which consist of a credit agreement for a maximum of $250 million to support the issuance of commercial paper. SCE&G's commercial paper outstanding at December 31, 2000 and 1999 was $117.5 million and $143.1 million, respectively. In addition, Fuel Company has a credit agreement for a maximum of $125 million with the full amount available at December 31, 2000. The credit agreement supports the issuance of short-term commercial paper for the financing of nuclear and fossil fuels and sulfur dioxide emission allowances. Fuel Company commercial paper outstanding at December 31, 2000 was $70.2 million. This commercial paper and amounts outstanding under the revolving credit agreement, if any, are guaranteed by SCE&G.

       At December 31, 2000 PSNC had $125 million authorized lines of credit which consist of a credit agreement for a maximum of $125 million to support the issuance of commercial paper. Unused lines of credit at December 31, 2000 totaled $125 million. PSNC's commercial paper outstanding on December 31, 2000 was $125 million.

       SCE&G's Restated Articles of Incorporation prohibit issuance of additional shares of preferred stock without the consent of the preferred stockholders unless net earnings (as defined therein) for the 12 consecutive months immediately preceding the month of issuance are at least one and one-half times the aggregate of all interest charges and preferred stock dividend requirements (Preferred Stock Ratio). For the year ended December 31, 2000 the Preferred Stock Ratio was 2.09.

       As a result of SCANA's acquisition of PSNC on February 10, 2000, PSNC shareholders were paid $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with this transaction, certain SCANA shareholders were paid $488 million in cash for 16.3 million shares of SCANA common stock. During 2000, shares for the SPSP and the Investor Plus Plan were purchased on the open market.

       The Company's ratios of earnings to fixed charges (SEC method) were 2.47, 2.77, 3.38, 3.27 and 3.38 for the years ended December 31, 2000, 1999, 1998,
1997 and 1996, respectively. For SCE&G these ratios were 4.24, 3.71, 4.40, 3.85 and 3.80 for the same periods. For PSNC these ratios were 3.05 for the year ended December 31, 2000 and 3.18, 3.22, 3.41 and 3.62 for the fiscal years ended September 30, 1999, 1998, 1997 and 1996, respectively.

ELECTRIC OPERATIONS

Electric Sales

         In 2000 residential sales of electricity accounted for 40% of electric sales revenues; commercial sales 30%; industrial sales 19%; sales for resale 3%; and all other 8%. The Company's KWH sales by classification, excluding volumes attributable to the cumulative effect of accounting change, for the years ended December 31, 2000 and 1999 are presented below:

                                                          Sales
                                                     KWH (Millions)
    ----------------------------------------------------------------------------

                      CLASSIFICATION         2000      1999          % CHANGE
    ---------------------------------- -----------------------------------------

    Residential                              6,665         6,269         6%
    Commercial                               6,305         5,950         6%
    Industrial                               6,665         6,140         9%
    Sales for resale                         1,222         1,189         3%
    Other                                      553           518         7%
    ---------------------------------- -----------------------------
    Total Territorial                       21,410        20,066         7%
    Negotiated Market  Sales Tariff          1,942         1,678        16%
    ---------------------------------- -----------------------------
    Total                                   23,352        21,744         7%
    ================================== =============================

         Sales for resale includes electricity furnished for resale to two municipalities and two electric cooperatives. Sales under the Negotiated Market Sales Tariff during 2000 include sales to 36 investor-owned utilities and registered marketers, seven electric cooperatives, two municipalities and four federal/state electric agencies. During 1999 sales under the Negotiated Market Sales Tariff included sales to 32 investor-owned utilities and registered marketers, seven electric cooperatives, two municipalities and four federal/state electric agencies.

         The electric sales volume from residential sales increased for 2000 primarily as a result of colder weather. During 2000 the Company recorded a net increase of 13,701 customers, increasing its total customers to 537,253. The all-time peak demand of 4,211 MW was set on July 20, 2000.

Electric Interconnections

         SCE&G purchases all of the electric generation of Williams Station, owned by GENCO, under a Unit Power Sales Agreement which has been approved by FERC. Williams Station has a generating capacity of 580 MW.

         SCE&G's transmission system is part of the interconnected grid extending over a large part of the southern and eastern portions of the nation. SCE&G, Virginia Power Company, Duke Power Company, Carolina Power & Light Company, Yadkin, Incorporated and South Carolina Public Service Authority (Santee Cooper) are members of the Virginia-Carolinas Reliability Group, one of several geographic divisions within the Southeastern Electric Reliability Council. This Council provides for coordinated planning for reliability among bulk power systems in the Southeast. SCE&G is also interconnected with Georgia Power Company, Savannah Electric & Power Company, Oglethorpe Power Corporation and the Southeastern Power Administration's Clark Hill Project.

         On February 9, 2000 the FERC issued FERC Order 2000. The Order requires utilities which operate electric transmission systems to submit plans for the possible formation of an RTO. On October 16, 2000 the Company and two other southeastern electric utilities filed a joint request with FERC to establish GridSouth Transco, LLC (GridSouth). When operational, GridSouth will function as an independent transmission company. Initially, the three utilities will continue to own their respective transmission networks, while GridSouth will provide planning and operational oversight of the electric transmission grid. FERC gave provisional approval to GridSouth in March 2001. GridSouth is expected to be operational by December 2001.

Fuel Costs

         The following table sets forth the average cost of nuclear fuel and coal and the weighted average cost of all fuels (including oil and natural gas) used by the Company for the years 1998-2000.

                                       2000          1999           1998
                                       ----          ----           ----
Nuclear:
   Per million BTU                      $.46         $.46           $.46
Coal:
SCE&G
   Per ton                            $37.10        $39.37        $38.19
   Per million BTU                      1.48          1.50          1.57
GENCO
   Per ton                            $38.98        $41.46        $41.67
   Per million BTU                      1.51          1.63          1.61
Weighted Average Cost of All Fuels:
   Per million BTU                     $1.31         $1.32         $1.26

Fuel Supply

         The following table shows the sources and approximate percentages of the Company's total KWH generation by each category of fuel for the years 1998-2000 and the estimates for 2001 and 2002.

                                         Percent of Total KWH Generated
                   ------------------------------------------------------------
                        Estimated                          Actual
                   ---------------------    -----------------------------------
                    2002        2001           2000         1999      1998
                    ----        ----           ----         ----      ----

Coal                 67%         73%            77%           73%       69%
Nuclear              20          20             18            22        25
Hydro                 6           5              4             4         5
Natural Gas & Oil     7           2              1             1         1
                   --------- ----------- -- -----------------------------------
                     100%      100%              100%        100%      100%
                   ========= =========== == ===================================

         Coal is used at all five of SCE&G's fossil fuel-fired plants and GENCO's Williams Station. Unit train deliveries are used at all of these plants. On December 31, 2000 SCE&G had approximately a 37-day supply of coal in inventory and GENCO had approximately a 43-day supply.

         Coal is obtained through contracts and purchases on the spot market. Spot market purchases are expected to continue for coal requirements in excess of those provided by SCANA's existing contracts.

         Contract coal is purchased from ten suppliers located in eastern Kentucky, Tennessee, southwest Virginia and West Virginia. Contract commitments, which expire at various times from 2001 through 2009, approximate 6.1 million tons annually, which is 88 percent of total expected coal purchases for 2001. Sulfur restrictions on the contract coal range from 0.75 percent to 1.5 percent.

         SCE&G is building two combined-cycle turbines that will burn natural gas to produce 300 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station. The turbine project is schedule to be completed by June 2002.

         The Company believes that SCE&G's and GENCO's operations are in compliance with all existing regulations relating to the discharge of sulfur dioxide and nitrogen oxides. The Company is unaware that any more stringent sulfur content requirements for existing plants are contemplated at the state level by DHEC.

         SCE&G has adequate supplies of uranium or enriched uranium product under contract to manufacture nuclear fuel for Summer Station through 2005. The following table summarizes all contract commitments for the stages of nuclear fuel assemblies:

                                                       Remaining      Expiration
  Commitment          Contractor                       Regions(1)        Date

Enrichment    United States Enrichment Corporation (2)    16-18          2005
Fabrication   Westinghouse Electric Corporation           16-21          2009

     (1) A region represents approximately one-third to one-half of the nuclear core in the reactor at any one time. Region 15 was loaded in 2001. Region 16 will be loaded in 2002.

     (2) Contract provisions for the delivery of enriched uranium product encompass supply, conversion and enrichment services.

         SCE&G has on-site spent nuclear fuel storage capability until at least 2006 and expects to be able to expand its storage capacity to accommodate the spent fuel output for the life of the plant through spent fuel pool reracking, dry cask storage or other technology as it becomes available. In addition, there is sufficient on-site storage capacity over the life of Summer Station to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary for any reason. (See Nuclear Fuel Disposal under Environmental Matters for information regarding the contract with the DOE for disposal of spent fuel.)

         On October 7, 2000 Summer Station was removed from service for a planned maintenance and refueling outage. See preceding discussion of this matter on page 8.

Decommissioning

         For information regarding the decommissioning of Summer Station, see
Note 1H, Nuclear Decommissioning, of the Notes to Consolidated Financial Statements appearing in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA and SCE&G.

GAS OPERATIONS

Gas Sales - Regulated

         In 2000 the Company's residential sales accounted for 38% of gas sales revenues; commercial sales 22%; industrial sales 28%; sales for resale 8%; and other 4%. During the same period, SCE&G's residential sales accounted for 41% of gas sales revenues; commercial sales 32%; and industrial sales 27%. Also during the same period, PSNC's residential sales accounted for 64% of gas sales revenues; commercial sales 27%; and industrial sales 9%. Dekatherm sales by classification, excluding volumes associated with the cumulative effect of accounting change, for the years ended December 31, 2000 and 1999 are presented below:

                                                            Sales
                                                       Dekatherms (000)
-------------------------------------------------------------------------------------------------------------------------------
                                       The Company                          SCE&G                            PSNC
                                                        %                                %                              %
CLASSIFICATION               2000         1999*       Change      2000       1999      Change     2000       1999     Change
-------------------------- ---------- ------------ ------------ ---------- --------- ---------- --------- --------- -----------

Residential                  35,365      11,823       199.1%     12,235     11,823      3.5%      23,130    19,976     15.8%
Commercial                   25,039      11,790       112.4%     12,076     11,699      3.2%      12,850    11,609     10.7%
Industrial                   61,662      61,748                  17,129     17,958     (4.6%)      5,307     6,349   (16.4%)
                                                   (0.1%)
Sales for Resale             16,931      15,947           6.2%                            -                              -
                                                                    -      -                       -         -
Transportation gas           31,634        2,252   1,304.7%        2,085     1,975      5.6%      29,372    28,750      2.2%
                           --------   ----------                -- -----   -------                ------    ------
       Total               170,631     103,560          64.8%    43,525    43,455       0.2%      70,659    66,684      6.0%
========================== ========== ============ ============ ========== ========= ========== ========= ========= ===========
*SCANA acquired PSNC effective January 1, 2000 for accounting purposes.
  Therefore, the Company's 1999 sales do not include PSNC.

         The Company's and SCE&G's gas sales volume increased for 2000 primarily as a result of customer growth. The Company obtained 354,763 customers when it acquired PSNC. In addition, during 2000 the Company recorded a net increase of 21,798 customers, increasing its total customers to 637,017. SCE&G recorded a net increase of 6,103 gas customers, increasing its total customers to 266,348. PSNC recorded a net increase of 15,148 customers, increasing its total customers to 370,181.

         The demand for gas is affected by the weather, the price relationship between gas and alternate fuels and other factors.

         Pipeline Corporation, operating wholly within the State of South Carolina, provides natural gas utility and transportation services for its customers, and supplies natural gas to SCE&G and other wholesale purchasers. Pipeline Corporation is developing plans for an interstate natural gas pipeline to ensure adequate supplies to growing gas markets. The anticipated interstate pipeline will require Pipeline Corporation to file an application for approval with FERC and other federal and state agencies. Energy Marketing acquires and sells natural gas in regulated and deregulated markets. Energy Marketing has not supplied natural gas to any affiliate for use in providing regulated gas utility services.

Gas Cost and Supply

         Pipeline Corporation purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a gas inventory charge. The gas is brought to South Carolina through transportation agreements with Southern Natural (expiring in 2005 and 2006) and Transco (expiring in 2008 and 2017). The daily volume of gas that Pipeline Corporation is entitled to transport under these contracts on a firm basis is 188 MMCF from Southern Natural and 105 MMCF from Transco. Additional natural gas volumes are brought to Pipeline Corporation's system as capacity is available for interruptible transportation. SCE&G, under contract with Pipeline Corporation, is entitled to receive a daily contract demand of 266,495 dekatherms. The contract allows SCE&G to receive amounts in excess of this demand based on availability.

         During 2000 Pipeline Corporation's average cost per MCF of natural gas purchased for resale, including firm service demand charges, was $4.42 compared to $2.99 during 1999. SCE&G's average cost per MCF was $5.35 and $3.73 during 2000 and 1999, respectively.

         Pipeline Corporation has engaged in hedging activities on the New York Mercantile Exchange (NYMEX) of its gas supply pursuant to a limited program authorized and monitored by the PSC. Any gains or losses associated with that hedging activity are accounted for in Pipeline Corporation's purchased gas adjustment clause and, therefore, have no impact on net income.

         To meet the requirements of its high priority natural gas customers during periods of maximum demand, Pipeline Corporation supplements its supplies of natural gas from two LNG plants. The LNG plants are capable of storing the liquefied equivalent of 1,880 MMCF of natural gas. Approximately 1,192 MMCF of gas were in storage at December 31, 2000. On peak days the LNG plants can regasify up to 150 MMCF per day. Additionally, Pipeline Corporation had contracted for 6,447 MMCF of natural gas storage space. Approximately 3,713 MMCF of gas were in storage on December 31, 2000.

        PSNC Energy purchases natural gas under contracts with producers and marketers on a short-term basis at current price indices and on a long-term basis for reliability assurance at index prices plus a reservation charge. The gas is brought to North Carolina through transportation agreements with Transco and Dominion Gas Transmission with expiration dates ranging through 2016. The daily volume of gas that PSNC Energy is entitled to transport under these contracts on a firm basis is 259,894 dekatherms from Transco and 30,331 dekatherms from Dominion Gas Transmission. PSNC Energy has submitted non-binding nominations for firm transportation service on three proposed pipeline projects to meet incremental capacity requirements beginning in 2003.

        During 2000 PSNC Energy's average cost per dekatherm of natural gas purchased for resale, including firm service demand charges, was $5.63 compared to $3.71 during 1999.

        To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and liquefied natural gas (LNG) peaking services. Underground natural gas storage service agreements with Dominion Gas Transmission, Columbia Gas Transmission and Transco provide for storage capacity of approximately 8,657 MMCF. In addition, PSNC Energy's own LNG facility is capable of storing the liquefied equivalent of 1,000 MMCF of natural gas with daily regasification capability of 106 MMCF. Approximately 835 MMCF were in storage at December 31, 2000. LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for approximately 1,266 MMCF of storage space. At December 31, 2000 approximately 869 MMCF were stored in these three facilities.

         The Company believes that supplies under long-term contract and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Curtailment Plans

         The PSC has established allocation priorities applicable to the firm and interruptible capacities of Pipeline Corporation. The curtailment plan priorities of Pipeline Corporation apply to the resale distribution customers of Pipeline Corporation, including SCE&G.

Gas Marketing - Nonregulated

         Energy Marketing markets natural gas and provides energy-related risk management services to producers and consumers. Energy Marketing is also a power marketer, which allows it to buy and sell large blocks of electric capacity in wholesale markets. In addition, SCANA Energy, a division of Energy Marketing, markets natural gas to approximately 432,000 customers in Georgia's deregulated natural gas market.

         Although Energy Marketing's activities are primarily focused in the southeast, Energy Marketing has maintained smaller scale operations in the Midwest and in California. While Energy Marketing has from time to time been a customer of the California utilities (PG&E, SoCalEdison and SDG&E), it has not been a supplier to such companies and does not have material direct or indirect credit risk related to them.

         The Company's Board of Directors has established a Risk Management Committee which is responsible for developing corporate policies and overseeing the management of risk within tolerance parameters approved by the Board.

REGULATION

General

         SCANA became a registered public utility holding company under PUHCA on February 10, 2000, concurrent with completion of its acquisition of PSNC. SCANA and its subsidiaries are subject to the jurisdiction of the SEC as to financings, acquisitions and diversifications, affiliate transactions and other matters.

         SCE&G is subject to the jurisdiction of the PSC as to retail electric, gas and transit rates, service, accounting, issuance of securities (other than short-term promissory notes) and other matters.

         Pipeline Corporation is subject to the jurisdiction of the PSC as to gas rates, service, accounting and other matters.

         PSNC is subject to the jurisdiction of the NCUC as to gas rates, issuance of securities (other than notes with a maturity of two years or less or renewals of notes over a six-year or shorter period), service, accounting and other matters.

Federal Energy Regulatory Commission

         SCE&G and GENCO are subject to regulation under the Federal Power Act, administered by FERC and DOE, in the transmission of electric energy in interstate commerce and in the sale of electric energy at wholesale for resale, as well as with respect to licensed hydroelectric projects and certain other matters, including accounting and the issuance of short-term promissory notes. (See Capital Requirements and Financing Program.)

         SCE&G holds licenses under the Federal Water Power Act or the Federal Power Act with respect to all of its hydroelectric projects. The expiration dates of the licenses covering the projects are as follows:

                      License                                   License
  Project             Expiration  Project                       Expiration

  Neal Shoals            2036     Saluda                           2007
  Stevens Creek          2025     Parr Shoals                      2020
  Columbia               2000     Fairfield Pumped Storage         2020

SCE&G filed an application for a new license for Columbia on June 30, 1998. The application was officially accepted for filing by FERC notice dated December 23, 1999, and is currently in environmental review. The current license for Columbia expired on June 30, 2000; subsequent to that date, FERC issued a temporary operating license to allow SCE&G to continue to operate the project until a new license is issued.

         At the termination of a license under the Federal Power Act, the United States government may take over the project covered thereby, or FERC may extend the license or issue a license to another applicant. If the Federal government takes over a project or FERC issues a license to another applicant, the original licensee is entitled to be paid its net investment in the project, not to exceed fair value, plus severance damages.

         For a discussion of SCE&G's agreement with FERC related to reinforcing the Lake Murray Dam (related to the Saluda hydroelectric project), see previous discussion under Capital Requirements and see Liquidity and Capital Resources in Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Nuclear Regulatory Commission

         SCE&G is subject to regulation by the NRC with respect to the ownership, operation and decommissioning of Summer Station. The NRC's jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety, antitrust considerations and environmental impact. In addition, the Federal Emergency Management Agency is responsible for the review, in conjunction with the NRC, of certain aspects of emergency planning relating to the operation of nuclear plants.

National Energy Policy Act of 1992 and FERC Orders No. 636,  888 and 2000

         The Company's regulated business operations were impacted by the NEPA and FERC Orders No. 636, 888 and 2000. NEPA was designed to create a more competitive wholesale power supply market by creating "exempt wholesale generators" and by potentially requiring utilities owning transmission facilities to provide transmission access to wholesalers. Order No. 636 was intended to deregulate the markets for interstate sales of natural gas by requiring that pipelines provide transportation services that are equal in quality for all gas suppliers whether the customer purchases gas from the pipeline or another supplier. Orders No. 888 and 2000 require utilities under FERC jurisdiction that own, control or operate transmission lines to file nondiscriminatory open access tariffs that offer to others the same transmission service they provide to themselves and to submit plans for the possible formation of an RTO. The Company believes it will continue to be able to meet successfully the challenges of these altered business climates and does not anticipate there will be any material adverse impact from these Orders on the Company's results of operations, cash flows, financial position or business prospects.

RATE MATTERS

         For a discussion of the impact of various rate matters, see Regulatory Matters in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G, and the Notes to Consolidated Financial Statements appearing in
Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for SCANA (Note 4), SCE&G (Note 3) and PSNC (Note 5).

General

         SCE&G and PSNC's gas rate schedules for their residential and small commercial customers include a WNA. SCE&G's and PSNC's WNA were approved by the PSC and NCUC, respectively, and are in effect for bills rendered during the period from November 1 through April 30 of each year. In each case the WNA increases tariff rates if weather is warmer than normal and decreases rates if weather is colder than normal. The WNA does not change the seasonality of gas revenues; however, it does reduce fluctuations caused by abnormal weather.

Fuel Cost Recovery Procedures

         The PSC has established a fuel cost recovery procedure which determines the fuel component in SCE&G's retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any overcollection or undercollection from the preceding 12-month period. SCE&G has the right to request a formal proceeding at any time should circumstances dictate such a review. In the April 2000 annual review of the fuel cost component of electric rates, the PSC decreased the fuel cost component of the electric rate to 13.30 mills per KWH. For the April 2001 annual review, SCE&G has filed for an increase in the fuel cost component of electric rates to 15.79 mills per KWH.

         SCE&G's gas rate schedules and contracts include mechanisms that allow it to recover from its customers changes in the actual cost of gas. SCE&G's firm gas rates allow for the recovery of a fixed cost of gas, based on projections, as established by the PSC in annual gas cost and gas purchase practice hearings. Any differences between actual and projected gas costs are deferred and included when projecting gas costs during the next annual gas cost recovery hearing. In July 2000 the PSC approved SCE&G's request for an out-of-period adjustment to increase the cost of gas component from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. In the October 2000 review the PSC increased the base cost of gas to 78.151 cents per therm. In December 2000 the PSC approved SCE&G's request for an out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. In March 2001 the PSC approved SCE&G's request to decrease the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001.

         PSNC also operates under two rate provisions in addition to WNA that serve to reduce fluctuations in PSNC's earnings. First, its Rider D rate mechanism allows PSNC to recover, in any manner authorized by the NCUC, margin losses on negotiated gas sales. The Rider D rate mechanism also allows PSNC to recover from customers all prudently incurred gas costs, including changes in natural gas prices. Second, PSNC operates with full margin transportation rates. These rates allow PSNC to earn the same margin on gas delivered to customers regardless of whether the gas is sold, or only transported, by PSNC to the customer.

         PSNC's rates are established using a base cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas and changes in the rates charged by PSNC's pipeline transporters. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC's gas purchasing practices annually.

ENVIRONMENTAL MATTERS

General

         Federal and state authorities have imposed environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of these regulations and standards upon existing and proposed operations cannot be forecast. For a more complete discussion of how these regulations and standards impact the Company and SCE&G, see the Environmental Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

Capital Expenditures

         In the years 1998 through 2000, the Company's capital expenditures for environmental control amounted to approximately $98.4 million (including approximately $88.1 million for SCE&G). This was in addition to expenditures included in "Other operation and maintenance" expenses, which were approximately $19.6 million, $18.2 million, and $18.8 million during 2000, 1999 and 1998, respectively (including approximately $16.6 million, $15.0 million and $16.2 million for SCE&G during 2000, 1999 and 1998, respectively). It is not possible to estimate all future costs for environmental purposes, but forecasts for capitalized environmental expenditures for the Company are $23.3 million for 2001 and $192.8 million for the four-year period 2002 through 2005 (including $22.8 million for 2001 and $129.4 million for the four-year period 2002 through 2005 for SCE&G). These expenditures are included in the Company's and SCE&G's construction program.

         In October 1998 the EPA issued a final rule requiring 22 states, including South Carolina, to modify their state implementation plans (SIP) to address the issue of NOx pollution. On May 25, 1999 a federal appeals court delayed indefinitely the implementation of the rule. On March 3, 2000 the court affirmed the EPA's NOx rule for the affected states. South Carolina was subsequently ordered to amend its SIP to achieve significant NOx reductions. South Carolina failed to submit a revised SIP as required under the CAA, and the EPA has issued official notice to South Carolina (and a number of other states) to comply. While not final, South Carolina has proposed NOx reductions that would require the Company to install pollution control equipment. Because DHEC had not amended its SIP as of December 31, 2000 to set out or allocate any NOx reductions, it is not possible to estimate what, if any, capital expenditures will be required to comply with any potential mandated reductions.

Nuclear Fuel Disposal

         The Nuclear Waste Policy Act of 1982 required that the United States government make available by 1998 a permanent repository for high-level radioactive waste and spent nuclear fuel and imposes a fee of 1.0 mil per KWH of net nuclear generation after April 7, 1983. Payments, which began in 1983, are subject to change and will extend through the operating life of SCE&G's Summer Station. SCE&G entered into a contract with the DOE on June 29, 1983 providing for permanent disposal of its spent nuclear fuel by the DOE. The DOE presently estimates that the permanent storage facility will not be available until 2010. SCE&G has on-site spent nuclear fuel storage capability until at least 2006 and expects to be able to expand its storage capacity to accommodate the spent nuclear fuel output for the life of the plant through spent fuel pool reracking, dry cask storage or other technology as it becomes available. The Act also imposes on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available.

OTHER MATTERS

         With regard to SCE&G's insurance coverage for Summer Station, reference is made to the Notes to Consolidated Financial Statements (Note 13B for the Company and Note 12B for SCE&G), which are incorporated herein by reference.

         For a description of the Company's investments in various telecommunications companies, see Other in the Liquidity and Capital Resources section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA.


                                                                                                      Exhibit 12.01


                                      SCANA CORPORATION
                          COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                         For Each of the Five Years Ended December 31, 2000
                                     (Millions of Dollars)

                                                                                     Years Ended December 31,
                                                                  -------------------------------------------------------

                                                                    2000          1999        1998       1997     1996
                                                                    ----          ----        ----       ----     ----

Fixed Charges as defined:
     Interest expense                                               $226.1      $143.0      $128.0     $124.6   $125.6
     Amortization of debt premium, discount and expense (net)          4.4         3.1         2.7        2.6      2.6
     Interest component on rentals                                     1.2         0.8         0.9        1.8      2.3
     Preference security dividend requirement                         15.8        15.8        15.8       15.6      8.8
----------------------------------------------------------------- ------------- ----------- ---------- -------- ---------

            Total Fixed Charges (A)                                 $247.5       $162.7      $147.4     $144.6   $139.3
================================================================= ============= =========== ========== ======== =========

Earnings, as defined:
     Pretax income from continuing operations                       $374.3        $302.5     $366.2     $344.2   $339.8
     Total fixed charges above                                       247.5         162.7      147.4      144.6    139.3
     Distributions from equity investee                                5.9           1.3          -          -        -
     Preference security dividend requirements from above            (15.8)       (15.8)      (15.8)     (15.6)    (8.8)
----------------------------------------------------------------- ------------- ----------- ---------- -------- ---------

          Total Earnings (B)                                        $611.9        $450.7     $497.8     $473.2   $470.3
================================================================= ============= =========== ========== ======== =========

Ratio of Earnings to fixed charges (B/A)                              2.47          2.77        3.38      3.27      3.38
================================================================= ============= =========== ========== ======== =========





                                                                                                         Exhibit 12.01

                          SOUTH CAROLINA ELECTRIC & GAS COMPANY
                    COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                    For Each of the Five Years Ended December 31, 2000
                              (Millions of Dollars)

                                                                                      Years Ended December 31,
                                                                 -----------------------------------------------------------

                                                                   2000       1999         1998       1997        1996
                                                                   ----       ----         ----       ----        ----

Fixed Charges as defined:
     Interest expense                                               $106.4     $103.0         $98.8      $98.9     $102.2
     Amortization of debt premium, discount and expense (net)          2.6        2.5          2.3        2.3         2.3
     Interest component on rentals                                     1.1        0.8          0.9        1.8         2.3
     Preference security dividend requirement                          3.8        3.8          3.8        0.7           -
---------------------------------------------------------------- ---------- ------------ ---------- ----------- ------------

            Total Fixed Charges (A)                                 $113.9     $110.1       $105.8     $103.7      $106.8
================================================================ ========== ============ ========== =========== ============

Earnings, as defined:
     Pretax income from continuing operations                       $372.7     $302.7       $363.1     $295.9      $298.6
     Total fixed charges above                                       113.9      110.1        105.8      103.7       106.8
     Preference security dividend requirements from above             (3.8)      (3.8)        (3.8)      (0.7)          -
---------------------------------------------------------------- ---------- ------------ ---------- ----------- ------------

          Total Earnings (B)                                        $482.8     $409.0       $465.1     $398.9      $405.4
================================================================ ========== ============ ========== =========== ============

Ratio of Earnings to fixed charges (B/A)                              4.24       3.71         4.40      3.85         3.80
================================================================ ========== ============ ========== =========== ============




                                                                                                          Exhibit 12.01

                                              PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                                 COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                            For the Year Ended December 31, 2000 and Each of the Previous Four Years Ended September 30
                                                               (Millions of Dollars)

                                                   Twelve Months
                                                        Ended
                                                  December 31,              Years Ended September 30,
                                                       2000             1999     1998      1997       1996
                                                       ----             ----     ----      ----       ----

Fixed Charges as defined:
     Interest expense                                  $12.4            $13.6    $15.1     $15.1      $12.3
     Amortization of debt premium,
       discount and expense (net)                        0.2              0.4      0.2       0.2        0.1
     Other interest expense                              8.1              4.8      3.2       2.4        2.7
------------------------------------------------ ------------------ --- -------- --------- ---------- ----------

            Total Fixed Charges (A)                    $20.7            $18.8    $18.5     $17.7      $15.1
================================================ ================== === ======== ========= ========== ==========

Earnings, as defined:
     Pretax income from continuing operations          $39.7            $40.9    $41.0     $42.7      $39.6
     Total fixed charges above                          20.7             18.8     18.5      17.7       15.1
     Distributed income of equity investees              2.7                -         -        -          -
------------------------------------------------ ------------------ --- -------- --------- ---------- ----------

          Total Earnings (B)                           $63.1            $59.7    $59.5     $60.4      $54.7
================================================ ================== === ======== ========= ========== ==========

Ratio of Earnings to fixed charges (B/A)                3.05             3.18     3.22      3.41       3.62
================================================ ================== === ======== ========= ========== ==========



                                    SIGNATURE

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


                          s/W. B. Timmerman
By:                       W. B. Timmerman, Chairman of the Board,
                          President, Chief Executive Officer and Director

DATE:                     October 1, 2001



                          s/Mark R. Cannon
By:                       Mark R. Cannon
                          Controller

DATE:                     October 1, 2001

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

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY



By:                      s/N. O. Lorick
                         N. O. Lorick, President and Chief
                         Operating Officer


Date:                    October 1, 2001






                         s/Mark R. Cannon
By:                      Mark R. Cannon
                         Controller

DATE:                    October 1, 2001

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


                   PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED



By:                     s/Kevin B. Marsh
                        Kevin B. Marsh, Senior Vice President, Chief
                        Financial Officer

Date:                   October 1, 2001




                        s/Mark R. Cannon
By:                     Mark R. Cannon
                        Controller

DATE:                   October 1, 2001