Form 10-Q/A
period 2001-06-30
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2001-10-01
CIK 754737, 81025, 91882

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                 Amendment No. 1

                                   FORM 10-Q/A

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the Transition Period from            to
                                      ------------  -----------------------


Commission         Registrant, State of Incorporation,     I.R.S. Employer
File Number        Address  and  Telephone Number          Identification No.

1-8809             SCANA Corporation                          57-0784499
                   a South Carolina Corporation)
                   1426 Main Street,
                   Columbia, South Carolina 29201
                   (803) 217-9000

1-3375             South Carolina Electric & Gas Company      57-0248695
                   (a South Carolina Corporation)
                   1426 Main Street,
                   Columbia, South Carolina 29201
                   (803) 217-9000

1-11429            Public Service Company of
                     North Carolina, Incorporated             56-2128483
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                  Description of             Shares Outstanding
Registrant                        Common Stock                    at July 31,
----------                        ------------                   -------------
2001

 SCANA Corporation                Without Par Value              104,728,268

South Carolina Electric
  & Gas Company                   Par Value $4.50 Per Share       40,296,1471

Public Service Company of
  North Carolina, Incorporated    Without Par Value                   1,0001

1Held beneficially and of record by SCANA Corporation.

         This combined Form 10-Q/A is separately filed by SCANA Corporation (SCANA), South Carolina Electric & Gas Company (SCE&G) and Public Service Company of North Carolina, Incorporated (PSNC). Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other companies.


================================================================================

         PSNC meets the conditions set forth in General Instruction H (1)(a) and
(b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

         SCANA, SCE&G and PSNC hereby amend the ratios of earnings to fixed charges (SEC method) contained in their Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2001. These ratios were reported in SCANA and SCE&G's Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations and in PSNC's Item 2 Management's Narrative Analysis of Results of Operations. The revised ratios are set forth below:

         SCANA's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 4.52. SCE&G's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 4.07. PSNC's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 3.26. The full text of Item 2, as amended, for each of SANA, SCE&G and PSNC follows.

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

The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                                        Six Months Ended
                                                            June 30,
Millions of dollars                                 2001               2000
---------------------------------------------------------------- ---------------

Net cash provided from operating activities            $92             $226
Net cash provided from financing activities            144               98
Cash provided from sale of subsidiary assets            24                -
Cash provided from sale of assets                        2                1
Cash and temporary investments available at
  the beginning of the period                          159              116
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net cash available for  property
  additions and construction expenditures             $421             $441
================================================================================

Funds used for purchase of subsidiary                   -              $212
Funds used for utility property additions
 and construction expenditures, net of noncash
 allowance for funds used during construction        $183               $132
Funds used for nonutility property additions          $25                 $5
================================================================= ==============

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

       The Company anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 4.52.

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

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

        Earnings per share of common stock for the three and six months ended June 30, 2001 and 2000 were as follows:

--------------------------------------------------------------------------- --------------------
                                                   Three Months Ended      Six Months Ended
                                                    2001      2000          2001        2000
----------------------------------------------------------------------- ------------- ----------

Earnings derived from:
    Operations                                      $.29       $.27         $1.00       $.99
    Non-recurring events:
       Sale of stock investment                     3.38         -           3.38          -
       Sale of subsidiary assets                       -         -            .04          -
      Cumulative effect of change in accounting        -         -              -       $.28
     ----------------------------------------------- --------- ------------- ----------- -------
      Earnings per weighted average share          $3.67      $.27          $4.42       $1.27
======================================================================= ============= ==========

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

        The Company's Board of Directors declared the following quarterly dividends on common stock during 2001:

----------------------- -------------- --------------------- -------------------
Declaration             Dividend       Record                Payment
Date                    Per Share      Date                  Date
----------------------- -------------- --------------------- -------------------
February 22, 2001        $.30          March 9, 2001         April 1, 2001
-----------------------
May 3, 2001              $.30          June 8, 2001          July 1, 2001
-----------------------
August 2, 2001           $.30          September 10, 2001    October 1, 2001
----------------------- -------------- --------------------- -------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

----------------------------------------- --------- --------- ---------- --------- --------- ---------- ----------

                                          Three Months Ended                         Six Months Ended
Millions of  dollars               2001       2000          Change         2001      2000           Change
---------------------------------------- ---------- -------------------- --------- --------- ---------------------

Electric operating revenue        $340.5    $319.8   $20.7      6.5%      $680.7    $614.1     $66.6      10.8%
Less:  Fuel used in generation      67.9      72.7    (4.8)    (6.6%)      135.1     142.8      (7.7)     (5.4%)
           Purchased power          39.0      10.7     28.3       *         87.5      17.4      70.1        *
----------------------------------------- --------- ---------            --------- --------- ----------
Margin                            $233.6    $236.4    $(2.8)   (1.2%)     $458.1    $453.9      $4.2       0.9%
========================================= ========= ========= ========== ========= ========= ========== ==========
*Greater than 100%

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

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

-------------------------------------------- --------- ---------- --------- --------- --------- ---------- -----------

                                              Three Months Ended                        Six Months Ended
Millions of  dollars                    2001      2000       Change           2001      2000           Change
--------------------------------------------- --------- ------------------- --------- --------- ----------------------

Gas distribution operating revenue   $125.0    $106.3    $18.7     17.6%     $510.5    $361.9     $148.6      41.1%
 Less: Gas purchased for resale        88.1      66.2     21.9     33.1%      367.7     218.9      148.8      68.0%     66.2
--------------------------------------------- -------- ----------           --------- --------- -----------
Margin                                $36.9     $40.1    $(3.2)     (8.0%)   $142.8    $143.0      $(0.2)    (0.1%)
============================================= ======== ========== ========= ========= ========= =========== ==========

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

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins, including transactions with affiliates, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------------- -------- --------- -------- ----------- --------- ---------- --------- -----------

                                                   Three Months Ended                        Six Months Ended
Millions of  dollars                        2001       2000      Change         2001      2000           Change
---------------------------------------- -------- ---------- ------------------- --------- --------- ----------------------

Gas transmission operating revenue         $97.1     $98.7  $(1.6)     (1.6%)    $298.4     $215.7     $82.7     38.3%
 Less: Gas purchased for resale             86.5      84.5    2.0       2.4%      278.7      186.6      92.1     49.4%
---------------------------------------- -------- --------- --------             --------- ---------- ---------
Margin                                     $10.6     $14.2  $(3.6)    (25.4%)      $19.7     $29.1     $(9.4)   (32.3%)
======================================== ======== ========= ======== =========== ========= ========== ========= ===========

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

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail gas marketing revenues and net income for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------- -------- --------- --------- ----------- -------- --------- ---------- -----------

                                                Three Months Ended                         Six Months Ended
Millions of  dollars                    2001      2000           Change         2001      2000           Change
------------------------------------- ---------- ------- --------------------- -------- --------- ----------------------

Operating revenues                     $121.0     $91.6    $29.4     32.1%    $384.0    $226.9    $157.1      69.2%
Net income(loss)                       $(2.5)    $(2.3)    $(0.2)    (8.7%)    $6.8       $6.6      $0.2       3.0%

===================================== ========== ======== ========= ========== ========= ========= ========== ==========

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

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------ --------- --------- --------- ---------- --------- --------- ---------- ---------

                                               Three Months Ended                        Six Months Ended
Millions of  dollars                    2001       2000          Change         2001      2000          Change
------------------------------------ -------- ---------- -------------------- --------- --------- --------------------

Operating revenues                    $103.9    $86.2     $17.7      20.5%     $351.6    $169.7     $181.9      *
Net income(loss)                        $1.6     $0.8      $0.8       100%       $5.1    $(1.5)       $6.6      *

==================================== ========= ========= ========= ========== ========= ========== ========= =========
*Greater than 100%

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

Other Operating Expenses

        Changes in other operating expenses for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

--------------------------------------- --------- ---------- --------- ---------- ---------- --------- ---------- ---------
                                                   Three Months Ended                         Six Months Ended
Millions of  dollars                       2001        2000         Change          2001        2000         Change
--------------------------------------- ------------- ------------- ------------- ------------- ------------- -------------

Other operation and maintenance           $122.0     $119.6    $2.4      2.0%       $251.3    $228.6     $22.7      9.9%
Depreciation and amortization               56.2       52.8     3.4      6.4%        111.8     107.6       4.2      3.9%
Other taxes                                 28.8       28.9    (0.1)    (0.3%)        58.7      58.2       0.5      0.9%
--------------------------------------- --------- ---------- ---------            ---------- --------- ----------
Total                                     $207.0     $201.3    $5.7      2.8%       $421.8    $394.4     $27.4      6.9%
======================================= ========= ========== ========= ========== ========== ========= ========== =========

        Other operation and maintenance expenses increased primarily as a result of increased revenue-related expenses (e.g. provision for bad debts) for energy sales and increased employee benefit costs. Depreciation and amortization increased due to normal property additions. Other taxes for the six months ended June 30, 2001 increased primarily due to increased property taxes.

Other Income

        Other income for the three and six months ended June 30, 2001 increased when compared to the corresponding periods in 2000, primarily due to the non-recurring gain recognized in May 2001in connection with the Company's investment in Powertel, Inc., which was acquired by Deutsche Telekom AG, and the March 2001 gain on the sale of the assets of SCANA Security (see Note 8 of Notes to Condensed Consolidated Financial Statements).

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

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the six months ended June 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                                           Six Months Ended
                                                               June 30,
Millions of dollars                                       2001           2000
-------------------------------------------------------------------- -----------

Net cash provided from operating activities               $111           $173
Net cash provided from (used for)
  financing activities                                       9           (92)
Cash and temporary cash investments
  available at the beginning of the period                  60             78
--------------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures                  $180          $159
================================================================================
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during construction     $150           $113
Funds used for investments                                    -             $4
================================================================================

        On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds were used to reduce short-term debt and for general corporate purposes.

        SCE&G anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 4.07.

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

                              RESULTS OF OPERATIONS
                FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

         Changes in net income for the three and six months ended June 30, 2001 and 2000 were as follows:

  ------------------------------------------------- --------------------------- ---------------------------
                                                        Three Months Ended           Six Months Ended
  Millions of dollars                                   2001          2000          2001          2000
  ------------------------------------------------- ------------- ------------- ------------- -------------

  Net income derived from:
       Operations                                       $43.0         $44.3         $96.5          $98.5
       Cumulative effect of change in accounting            -            -             -            22.3
  ------------------------------------------------- ------------- ------------- ------------- -------------
        Total net income                                $43.0         $44.3         $96.5         $120.8
  ================================================= ============= ============= ============= =============

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

         SCE&G's Board of Directors declared the following quarterly dividends on common stock held by SCANA, during 2001:

--------------------- ------------------ -------------------- ------------------
Declaration           Dividend           Quarter              Payment
Date                  Amount             Ended                Date
--------------------- ------------------ -------------------- ------------------
February 22, 2001     $35.0 million      March  31, 2001      April 1, 2001
---------------------
May 3, 2001           $41.75 million     June 30, 2001        July 1, 2001
---------------------
August 2, 2001        $38.5 million      September 30, 2001   October 1, 2001
--------------------- ------------------ -------------------- ------------------

Electric Operations

          Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins, excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

--------------------------------- ------------------------------------------ ----------------------------------------------
                                             Three Months Ended                            Six Months Ended
Millions of dollars                   2001      2000         Change             2001           2000         Change
--------------------------------- --------- --------- ---------------------- ----------- ----------- ----------------------

Electric operating revenue          $341.8    $319.8    $22.0        6.9%      $683.4        $614.1    $69.3       11.3%
Less:  Fuel used in generation        54.7      55.2     (0.5)      (0.9%)      104.7         112.2      (7.5)     (6.7%)
          Purchased power             61.3      37.6     23.7       63.0%        135.9          66.6      69.3        *
---------------------------------   --------------------------                  --- -------------------- ---------
Margin                              $225.8    $227.0    $(1.2)     (0.5%)      $442.8        $435.3      $7.5       1.7%
================================= ========= ========= ========== =========== =========== =========== =========== ==========
*Greater than 100%
                  -

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

Gas Distribution

          Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins, excluding the cumulative effect of accounting change, for the three and six months ended June 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------ ----------------------------------------- ---------------------------------------------
                                                Three Months Ended                           Six Months Ended
Millions of dollars                      2001      2000         Change            2001       2000            Change
------------------------------------ --------- --------- --------------------- ----------- ---------- ----------------------

Gas operating revenue                   $57.8     $51.0     $6.8      13.3%      $214.9       $151.5    $63.4       41.8%
Less:  Gas purchased for resale          46.5      38.6      7.9      20.5%       165.4        100.3      65.1      64.9%
------------------------------------                     ----------            ----------- ---------- -----------
                                     --------- ---------
Margin                                  $11.3     $12.4   $(1.1)      (8.9%)      $49.5        $51.2     $(1.7)     (3.3%)
==================================== ========= ========= ========== ========== =========== ========== =========== ==========

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

 Other Operating Expenses

          Changes in other operating expenses for the three and six months ended June 30, 2001 when compared to the corresponding periods in 2000, were as follows:

-------------------------------------- ---------------------------------------- --------------------------------------------
                                                 Three Months Ended                          Six Months Ended
Millions of dollars                        2001     2000         Change           2001       2000            Change
-------------------------------------- --------- -------- --------------------- ---------- ---------- ----------------------

Other operation  and maintenance          $83.7    $80.8    $2.9       3.6%      $162.6       $154.2       $8.4      5.4%
Depreciation and amortization              41.0     38.9     2.1       5.4%         81.6        79.2        2.4      3.0%
Other taxes                                24.8     24.4     0.4       1.6%         50.4        49.6        0.8       1.6%
--------------------------------------                    ---------             ---------- ---------- -------------
                                       --------- --------
Total                                    $149.5   $144.1    $5.4       3.7%      $294.6       $283.0     $11.6       4.1%
====================================== ========= ======== ========= =========== ========== ========== ============= ========

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

Capital Expansion Program

         PSNC's capital expansion program, through the construction of lines, services, systems and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for natural gas in its franchised service areas. PSNC's 2001 construction budget is approximately $58.0 million, compared to actual construction expenditures for 2000 of $39.1 million. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the six months ended June 30, 2001 were $28.9 million compared to $15.0 million for the same period last year. PSNC's ratio of earnings to fixed charges for the 12 months ended June 30, 2001 was 3.26.

Earnings and Dividends

        Net income for the six months ended June 30, 2001 and 2000 was as follows:

--------------------------------------------------------------------------------
                                                   Six Months Ended
                                                       June 30,
Millions of dollars                              2001              2000
---------------------------------------------------------------- ---------------
Net income derived from:
   Operations                                   $15.6             $14.2
   Cumulative effect of change in accounting        -               6.6
---------------------------------------------------------------- ---------------
       Total net income                         $15.6             $20.8
================================================================ ===============

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

PSNC's Board of Directors declared the following quarterly dividends on common stock held by SCANA during 2001:

-------------------- ------------------- --------------------- -----------------
Declaration Date     Dividend Amount     Quarter Ended         Payment Date
-------------------- ------------------- --------------------- -----------------
February 22, 2001       $6.0 million     March 31, 2001        April 1, 2001
May 3, 2001             $5.8 million     June 30, 2001         July 1, 2001
August 2, 2001          $3.0 million     September 30, 2001    October 1, 2001
-------------------- ------------------- --------------------- -----------------

Gas Distribution

         Changes in gas distribution sales margins for the six months ended June 30, 2001, when compared to the corresponding period in 2000, were as follows:

 -----------------------------------------------------------------------------
                                      Six Months Ended June 30,
 Millions of dollars       2001        2000                Change
 ----------------------------------- ---------- ------------------------------

 Gas operating revenue    $295.6      $249.8        $45.8          18.3%
 Less:  Cost of gas        202.3       155.9         46.4          29.8%
 ----------------------------------- ---------- --------------
 Gross margin              $93.3       $93.9        $(0.6)         (0.6%)
 =================================== ========== ============== ===============

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




                                          SCANA CORPORATION
                                             (Registrant)




October 1, 2001                       By: s/M. R. Cannon
                                          ----------------------------------
                                          M. R. Cannon
                                          Controller
                                          (Principal accounting officer)

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



                                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                      -------------------------------------
                                                 (Registrant)




October 1, 2001                        By:   s/Mark R. Cannon
                                            ---------------------------------
                                             Mark R. Cannon
                                             Controller
                                             (Principal accounting officer)

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



                       PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                         (Registrant)




October 1, 2001                   By:   s/Mark R. Cannon
                                        ---------------------------------
                                        Mark R. Cannon
                                        Controller
                                        (Principal accounting officer)