Form 10-Q
period 2001-09-30
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2001-11-14
CIK 754737, 81025, 91882

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

                For the quarterly period ended September 30, 2001

                                       OR

              ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        For the Transition Period from to
                      ------------ -----------------------


Commission      Registrant, State of Incorporation,           I.R.S. Employer
File Number     Address  and  Telephone Number                Identification No.

1-8809          SCANA Corporation                                  57-0784499
                (a South CarolinaCorporation)
                1426 Main Street, Columbia, South Carolina 29201
                (803) 217-9000

1-3375          South Carolina Electric & Gas Company              57-0248695
                (a South Carolina Corporation)
                1426 Main Street, Columbia, South Carolina 29201
                (803) 217-9000

1-11429         Public Service Company of North Carolina,
                  Incorporated                                     56-2128483
                (a South Carolina Corporation)
                1426 Main Street, Columbia, South Carolina  29201
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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                    Description of           Shares Outstanding
Registrant                          Common Stock             at  October 31,
----------                          ------------             ----------------
2001

SCANA Corporation                   Without Par Value          104,728,268

South Carolina Electric &
  Gas Company                       Par Value $4.50 Per Share   40,296,147(a)

Public Service Company of
  North Carolina, Incorporated       Without Par Value              1,000(a)

(a)Held beneficially and of record by SCANA Corporation.

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

===============================================================================

                                      INDEX


                                                                         Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section..........................................3

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000.............................................4
         Condensed Consolidated Statements of Income and Retained
           Earnings for the Periods Ended September 30, 2001 and 2000........6
         Condensed Consolidated Statements of Cash Flows for the
           Periods Ended September 30, 2001 and 2000.........................7
         Condensed Consolidated Statements of Comprehensive Income...........8
         Notes to Condensed Consolidated Financial Statements................9

Item 2.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations.......................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........27


South Carolina Electric & Gas Company Financial Section.....................28

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000............................................29
         Condensed Consolidated Statements of Income and Retained
           Earnings for the Periods Ended September 30, 2001 and 2000.......31
         Condensed Consolidated Statements of Cash Flows for the Periods
           Ended September 30, 2001 and 2000................................32
         Notes to Condensed Consolidated Financial Statements...............33

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations........................................39

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.........43


Public Service Company of North Carolina, Incorporated Financial Section....44

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of September 30, 2001
           and December 31, 2000............................................45
         Condensed Consolidated Statements of Income (Loss) and
           Retained Earnings (Deficit) the Periods Ended September
           30, 2001 and 2000................................................46
         Condensed Consolidated Statements of Cash Flows for the Periods
           Ended September 30, 2001 and 2000................................47
         Notes to Condensed Consolidated Financial Statements...............48

Item 2.  Management's Narrative Analysis of Results of Operations...........52


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings..................................................54

Item 6.  Exhibits and Reports on Form 8-K...................................54

Signatures..................................................................55

Exhibit Index...............................................................58

                                SCANA CORPORATION
                                FINANCIAL SECTION

                                                  PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


---------------------------------------------------------------------------------- ------------------
                                                                  September 30,      December 31,
Millions of dollars                                                   2001               2000
---------------------------------------------------------------------------------- ------------------
Assets

Utility Plant:
    Electric                                                          $4,842             $4,747
    Gas                                                                1,481              1,435
    Other                                                               187                 187
--------------------------------------------------------------------------------- ------------------
        Total                                                          6,510              6,369
    Less accumulated depreciation and amortization                     2,338              2,212
---------------------------------------------------------------------------------- ------------------
        Total                                                          4,172              4,157
    Construction work in progress                                        396                261
    Nuclear fuel, net of accumulated amortization                         49                 57
    Acquisition adjustments, net of accumulated amortization             463                474
---------------------------------------------------------------------------------- ------------------
        Utility Plant, Net                                             5,080              4,949
---------------------------------------------------------------------------------- ------------------

Nonutility Property, net of accumulated depreciation                     108                 79
Investments                                                              204                203
---------------------------------------------------------------------------------- ------------------
---------------------------------------------------------------------------------- ------------------
       Nonutility Property and Investments, Net                          312                282
---------------------------------------------------------------------------------- ------------------
---------------------------------------------------------------------------------- ------------------

Current Assets:
    Cash and temporary investments                                       142                159
    Receivables (net of allowance for uncollectible accounts of
        $33 in 2001 and $31 in 2000)                                     394                699
    Inventories (at average cost):
        Fuel                                                             162                107
        Materials and supplies                                            59                 56
        Emission allowances                                               15                 20
    Prepayments                                                           19                 16
    Investments                                                          609                479
---------------------------------------------------------------------------------- ------------------
        Total Current Assets                                           1,400              1,536
---------------------------------------------------------------------------------- ------------------

Deferred Debits:
    Environmental                                                         36                  30
    Nuclear plant decommissioning fund                                    77                  72
    Pension asset, net                                                   228                 196
    Other regulatory assets                                              205                 213
    Other                                                                202                 142
---------------------------------------------------------------------------------- ------------------
        Total Deferred Debits                                            748                 653
---------------------------------------------------------------------------------- ------------------
            Total                                                     $7,540              $7,420
================================================================================== ==================




                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



--------------------------------------------------------------------------------- -----------------
                                                                September 30,       December 31,
Millions of dollars                                                  2001               2000
--------------------------------------------------------------------------------- -----------------
Capitalization and Liabilities

Stockholders' Investment:
    Common Equity                                                   $2,131             $2,032
    Preferred stock (Not subject to purchase or sinking funds)         106                106
--------------------------------------------------------------------------------- -----------------
        Total Stockholders' Investment                               2,237              2,138
Preferred Stock, net (Subject to purchase or sinking funds)             10                 10
SCE&G-Obligated Mandatorily Redeemable Preferred Securities
    of SCE&G's Subsidiary Trust, SCE&G Trust I, holding
    solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                   50                 50
Long-Term Debt, net                                                  2,671              2,850
--------------------------------------------------------------------------------- -----------------
        Total Capitalization                                         4,968              5,048
--------------------------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                                               75                398
    Current portion of long-term debt                                  738                 41
    Accounts payable                                                   159                394
    Customer deposits                                                   27                 27
    Taxes accrued                                                       76                 54
    Interest accrued                                                    60                 42
    Dividends declared                                                  34                 32
    Deferred income taxes, net                                         148                 98
    Other                                                               23                 30
--------------------------------------------------------------------------------- -----------------
       Total Current Liabilities                                     1,340              1,116
--------------------------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes, net                                         702                721
    Deferred investment tax credits                                    115                119
    Reserve for nuclear plant decommissioning                           77                 72
    Postretirement benefits                                            119                113
    Other regulatory liabilities                                        91                 70
    Other                                                              128                161
--------------------------------------------------------------------------------- -----------------
        Total Deferred Credits                                       1,232              1,256
--------------------------------------------------------------------------------- -----------------
           Total                                                    $7,540             $7,420
================================================================================= =================

See Notes to Condensed Consolidated Financial Statements.




                                                  SCANA CORPORATION
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                                     (Unaudited)

----------------------------------------------------------------------- ----------------------------- ------------------------------
                                                                             Three Months Ended             Nine Months Ended
                                                                               September 30,                  September 30,
Millions of dollars, except per share amounts                                 2001           2000          2001           2000
----------------------------------------------------------------------- -------------- -------------- --------------- --------------

Operating Revenues:
    Electric                                                                  $416            $397        $1,097         $1,011
    Gas - Regulated                                                             133            159            775            635
    Gas - Nonregulated                                                          161            260            897            654
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
        Total Operating Revenues                                                710            816         2,769          2,300
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Operating Expenses:
    Fuel used in electric generation                                             87             84           222             228
    Purchased power                                                              43             19           131               36
    Gas purchased for resale                                                    235            366         1,383           1,023
    Other operation and maintenance                                             117            118           367             346
    Depreciation and amortization                                                56             54           168             162
    Other taxes                                                                  29             29             88              88
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
        Total Operating Expenses                                               567             670         2,359           1,883
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Operating Income                                                               143             146           410             417
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Other Income:
   Other income, including allowance for
     equity funds used during construction                                       12               9            43             27
   Gain on sale of assets                                                         1               1            11               2
   Gain on sale of investment                                                     -               -          545                -
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
        Total Other Income                                                       13              10          599              29
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Income Before Interest Charges, Income Taxes,  Preferred Stock
    Dividends and Cumulative Effect of Accounting Change                        156            156         1,009             446
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction                                                     52             58           173             167
----------------------------------------------------------------------- -------------- -------------- --------------- --------------

Income Before Income Taxes, Preferred Stock Dividends
   and Cumulative Effect of Accounting Change                                  104              98           836             279
Income Taxes                                                                     38             36           300              108
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Income Before Preferred Stock Dividends
   and Cumulative Effect of Accounting Change                                    66              62          536              171
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                                  (1)                           (3)             (3)
                                                                                            (1)
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Income Before Cash Dividends on Preferred Stock of Subsidiary
   and Cumulative Effect of Accounting Change                                    65             61           533              168
Cash Dividends on Preferred Stock of Subsidiary (At stated rates)                (2)            (2)            (6)             (6)
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Income Before Cumulative Effect of Accounting Change                            63              59           527              162
Cumulative Effect of Accounting Change, net of taxes  (Note 2)                    -              -              -              29
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Net Income                                                                      63              59          527               191
Retained Earnings at Beginning of Period                                     1,251            792           850               720
Common Stock Cash Dividends Declared                                            (31)           (30)          (94)             (90)
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
Retained Earnings at End of Period                                           $1,283            $821       $1,283            $821
======================================================================= ============== ============== =============== ==============
Basic and Diluted Earnings Per Share of Common Stock:
     Before Cumulative Effect of Accounting Change                            $.61           $.56         $5.03            $1.55
     Cumulative Effect of Accounting Change, net of taxes                         -              -          -                 .28
----------------------------------------------------------------------- -------------- -------------- --------------- --------------
     Basic and diluted earnings per share                                     $.61           $.56         $5.03            $1.83
======================================================================= ============== ============== =============== ==============
     Weighted average shares outstanding (millions)                         104.7           104.7         104.7            104.5

See Notes to Condensed Consolidated Financial Statements.





                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------------- ----------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
--------------------------------------------------------------------------------------- ----------------------------------
Millions of dollars                                                                           2001              2000
--------------------------------------------------------------------------------------- ------------------ ---------------

Cash Flows From Operating Activities:
    Net income                                                                                $527              $191
    Adjustments to reconcile net income to net cash provided from operating activities:
        Cumulative effect of accounting change, net of taxes                                       -              (29)
        Depreciation and amortization                                                           174               180
        Amortization of nuclear fuel                                                              11               15
        Gain on sale of assets and investments                                                 (556)               (2)
        Hedging activities                                                                       (95)               -
        Excess distributions (undistributed earnings) of affiliates, net                            3              (3)
        Preferred stock dividends of subsidiary                                                     6               6
        Allowance for funds used during construction                                             (16)              (6)
        Over (under) collection, fuel adjustment clauses                                          17                4
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables                                                   299               31
            (Increase) decrease in inventories                                                   (53)             (24)
            (Increase) decrease in pension asset                                                 (32)             (33)
            (Increase) decrease in other regulatory assets                                        (2)              11
            Increase (decrease) in deferred income taxes, net                                    210               17
            Increase (decrease) in regulatory liabilities                                         18                6
            Increase (decrease) in postretirement benefits                                          6              14
            Increase (decrease) in accounts payable                                             (235)             (27)
            Increase (decrease) in taxes accrued                                                   22             (35)
        Other, net                                                                                (34)             13
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Provided From Operating Activities                                                  270              329
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                        (311)            (204)
    Purchase of subsidiary, net of cash acquired                                                   -             (212)
    Proceeds from sale of assets                                                                  28
                                                                                                                 1
    Increase in nonutility property                                                              (35)              (16)
    Increase in investments                                                                      (43)              (16)
--------------------------------------------------------------------------------------- ------------------ ---------------
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Used For Investing Activities                                                     (361)              (447)
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                                                       149                148
        Issuance of notes and loans                                                             654                998

    Repayments and repurchases:
        First Mortgage Bonds                                                                       -              (100)
        Notes and loans                                                                        (308)              (174)
        Common stock                                                                               -              (488)
    Dividend payments:
        Common stock                                                                            (92)               (94)
        Preferred stock of subsidiary                                                             (6)               (6)
    Short-term borrowings, net                                                                 (323)              (140)
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Provided From Financing Activities                                                  74                144
--------------------------------------------------------------------------------------- ------------------ ---------------
Net Increase (Decrease) In Cash and Temporary Investments                                       (17)                26
Cash and Temporary Investments, January 1                                                       159                116
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash and Temporary Investments, September 30                                                  $142               $142
======================================================================================= ================== ===============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $8 for 2001 and $4 for           $162               $134
2000)
                           - Income taxes                                                        41                109
    Noncash Investing and Financing Activities:
         Unrealized loss on securities available for sale, net of tax                          (294)             (132)

  In conjunction with the February 2000 acquisition of Public Service Company of
North Carolina, Incorporated, liabilities were
           assumed as follows:
                Fair value of assets acquired                   $1,177
                Cash paid for capital stock                       (212)
                Stock issued for consideration                    (488)
                                                              ---------
                     Liabilities assumed                          $477
                                                              =========

See Notes to Condensed Consolidated Financial Statements.



                                SCANA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

-----------------------------------------------------------------------------------------------
                                                 Three Months Ended     Nine Months Ended
                                                   September 30,          September 30,
Millions of dollars                                2001     2000       2001          2000
------------------------------------------------------------------- ---------- -------------

Net Income                                           $63     $59        $527          $191

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on securities
    available for sale                              (195)     (20)      (294)         (132)
  Unrealized gains (losses) on hedging activities    (10)       -        (40)            -
--------------------------------------------------------------------------------- -------------
Total Comprehensive Income (1)                     $(142)    $39        $193           $59
================================================================================= =============


(1) Accumulated other comprehensive income (loss) of the Company totaled $(195) million and $139 million as of September 30, 2001 and December 31, 2000, respectively.


See Notes to Condensed Consolidated Financial
Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        A.  Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 2001, approximately $241 million and $91 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $140 million and $70 million, respectively. The electric and gas regulatory assets of approximately $61 million and $40 million, respectively, (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

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

        SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing a liability related to the future obligation to retire an asset (such as a nuclear plant). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's results of operations, cash flows or financial position has not been determined but could be material.

           C.   Stock Option Plan

         On April 27, 2000 the Company adopted the SCANA Corporation Long-Term Equity Compensation Plan (the Plan). Under the Plan, certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." As of September 30, 2001 options to acquire approximately 877,000 shares of SCANA common stock have been granted under the Plan at strike prices equal to or greater than market prices on the dates of grant. Therefore, no compensation expense has been recorded.

         D.  Earnings Per Share

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

          E.  Reclassifications

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

3.        ACQUISITION

          On February 10, 2000 the Company completed its acquisition of Public Service Company of North Carolina, Incorporated (PSNC) in a business combination accounted for as a purchase. PSNC became a wholly owned subsidiary of the Company. PSNC is a public utility engaged primarily in transporting, distributing and selling natural gas to approximately 363,000 residential, commercial and industrial customers in 26 of its 28 franchised counties in North Carolina. Pursuant to the Agreement and Plan of Merger, PSNC shareholders were paid approximately $212 million in cash and 17.4 million shares of SCANA common stock valued at approximately $488 million. In connection with the acquisition, 16.3 million shares of SCANA common stock were repurchased for approximately $488 million. The results of operations of PSNC are included in the accompanying financial statements as of January 1, 2000, the effective date of acquisition. The total cost of the acquisition was approximately $700 million, which exceeded the fair value of the net assets acquired by approximately $466 million. The excess is being amortized over 35 years on a straight-line basis.

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

          B. On July 20, 2000 the PSC approved SCE&G's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to
             68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving SCE&G's request for another out-of-period adjustment to increase the cost of gas component to 99.340 cents per therm, effective with the first billing cycle in January 2001. On March 9, 2001 the PSC issued an order granting SCE&G's request to reduce the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001. On October 23, 2001, as part of the annual review of gas costs, the PSC approved SCE&G's request to further reduce the cost of gas component to 59.646 cents per therm effective with the first billing cycle in November 2001.

          C. On July 5, 2000 the PSC approved SCE&G's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and resulted in a reduction in annual depreciation expense of approximately $2.9 million. The retroactive effect was recorded in the second quarter of 2000.

          D. On September 14, 1999 the PSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of September 30, 2001 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

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

          F. In 1994 the PSC issued an order approving SCE&G's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 2001, as a result of the annual review, the PSC approved SCE&G's request to increase the billing surcharge from $1.1cents per therm to $3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at September 30, 2001 of $25.9 million prior to the end of the year 2005.

        Public Service Company of North Carolina, Incorporated

G. PSNC's rates are established using a benchmark cost of gas approved by the North Carolina Utilities Commission (NCUC) which may be modified periodically to reflect changes in the commodity price of natural gas purchased by PSNC. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The rules of the NCUC allow recovery of all prudently incurred gas costs. The NCUC reviews PSNC's gas purchasing practices annually.

            PSNC's benchmark cost of gas in effect during the nine months ended September 2001 and 2000 was as follows:

     Rate Per Therm  Effective Date        Rate Per Therm  Effective Date
     --------------  --------------        --------------   --------------

         $.690       January 2001               $.300       January 2000
         $.750       February-March 2001        $.265       February-May 2000
         $.650       April-August 2001          $.350       June 2000
         $.500       September 2001             $.450       July-September 2000

       H. On April 6, 2000 the NCUC issued an order permanently approving PSNC's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. This mechanism allows PSNC to collect from its customers amounts approximating the amounts paid for natural gas.

        I. A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 PSNC filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required PSNC to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved PSNC's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from PSNC's expansion fund for this project. PSNC estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed at a cost of approximately $5.7 million, and customers began receiving service in July 2001.

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

5.      LONG-TERM DEBT

        On January 24, 2001 SCANA issued $202 million two-year floating rate notes maturing on January 24, 2003. The interest rate is reset quarterly based on three-month LIBOR plus 110 basis points. Also, on January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. On February 16, 2001 PSNC issued $150 million of medium-term notes having an annual interest rate of 6.625 percent and maturing on February 15, 2011. The proceeds from these borrowings were used to reduce short-term debt and for general corporate purposes. On May 9, 2001 SCANA issued $300 million medium-term notes maturing May 15, 2011 and bearing a fixed interest rate of 6.875 percent (see Note 7). The proceeds were used to refinance $300 million bank notes originally issued to consummate SCANA's acquisition of PSNC.

6.      RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2001 approximately $36 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

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

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile price market and risks associated with price differentials at different delivery locations. The basic types of financial instruments utilized are exchange-traded instruments, such as New York Mercantile Exchange futures contracts or options and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions. These instruments do not constitute investments independent of the hedged exposures.

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

        The Company recognized losses of approximately $7.4 million and $2.8 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three and nine months ended September 30, 2001, respectively.

        In May 2001 the Company entered into an interest rate swap agreement to pay variable rate and receive fixed rate interest payments on a notional amount of $300 million. This swap was designated as a fair value hedge of the $300 million medium-term notes also issued in May. The swap agreement was terminated and replaced with another swap agreement, also designated as a fair value hedge, in August 2001. At September 30, 2001 the estimated fair value of this swap was $16.5 million. In August 2001 the Company received a net premium of $6.5 million to terminate the original swap. This amount is being amortized over the ten year term of the $300 million medium-term notes.

8.      INVESTMENTS IN EQUITY SECURITIES

        At September 30, 2001 SCANA and SCANA Communications Holdings, Inc.
        (SCH), a wholly owned, indirect subsidiary of SCANA, held the following investments:

     o SCH owns approximately 39.3 million ordinary shares of Deutsche Telekom AG (DT), a European telecommunications carrier. These shares were received in exchange for the approximately 14.9 million shares of Powertel, Inc. (Powertel) SCH owned prior to DT's acquisition of Powertel in May 2001. SCH recorded a non-cash, after-tax gain of $354.4 million as a result of the exchange. Based on the value of DT ordinary shares on the date of the exchange, SCH's investment in DT is approximately $798.0 million. DT ordinary shares closed at $15.50 per share on September 30, 2001, resulting in a pre-tax unrealized holding loss of $188.7 million. Accumulated other comprehensive income includes the after-tax amount of unrealized holding gains and losses on ordinary shares.

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

     o SCH owns approximately 5.1 million common shares of ITCD at a cost of approximately $43.0 million. ITCD common stock closed at $1.20 per share on September 30, 2001, resulting in a pre-tax unrealized holding loss of $36.9 million. In addition, SCH owns approximately 1.5 million shares of Series A preferred stock of ITCD, and SCANA owns 5,000 shares of Series B-1 and 6,667 shares of Series B-2 preferred stock of ITCD. These investments cost approximately $11.2 million, $4.3 million and $5.7 million, respectively. Series A preferred shares become convertible in March 2002 into approximately 3.0 million shares of ITCD common stock. Series B-1 and B-2 preferred shares are convertible at any time into a total of approximately 3.5 million shares of ITCD common stock. The market value of these series of preferred stock is not readily determinable. However, as converted, the market value of the underlying common stock was approximately $7.8 million at September 30, 2001, reflecting an unrealized pre-tax holding loss of approximately $13.4 million. In addition, the Company has warrants to purchase approximately 1.0 million shares of ITCD common stock, which cost approximately $1.7 million. At September 30, 2001 the value of these warrants was approximately $1.2 million, reflecting an unrealized pre-tax holding loss of approximately $0.6 million. Accumulated other comprehensive income includes the after-tax amount of these unrealized holding losses.

     o Knology, Inc. (Knology), an affiliate of ITC, is a broad-band service provider of cable television, telephone and internet services. SCH owns $71,050,000 face amount of 11.875 percent Senior Discount Notes due 2007 of Knology Broadband, Inc., a wholly-owned subsidiary of Knology. The Senior Discount Notes have a book basis at September 30, 2001 of approximately $63.1 million. In addition, SCH owns approximately 7.2 million shares of Knology series A convertible preferred stock with a cost basis of approximately $5.0 million and warrants to purchase approximately 159,000 shares of series A convertible preferred stock. On January 12, 2001 SCH invested $25.0 million for approximately 8.3 million shares of Knology series C convertible preferred stock. The market value of these investments is not readily determinable.

9.      CONTINGENCIES

        With respect to commitments at September 30, 2001, reference is made to
        Note 13 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Contingencies at September 30, 2001 include the following:

        A.    Lake Murray Dam Reinforcement

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project, which began in the third quarter of 2001 could cost up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding.

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

        C.  Environmental

        The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations.

        For SCE&G, such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.9 million at September 30, 2001. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of SCE&G's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved SCE&G's Removal Action Work Plan for soil excavation. In September 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. In January 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing SCE&G to design and carry out a plan of remediation for the Calhoun Park site. SCE&G submitted a Comprehensive Remedial Design Work Plan (RDWP) in December 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues. In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties to the Calhoun Park Area site. The EPA required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA expects to issue a second Record of Decision dealing with the intermediate aquifer in the fourth quarter of 2001. As of September 30, 2001, SCE&G has spent approximately $14.8 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

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

       In addition, PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources (DENR) has recommended that no further action be taken with respect to one site. Excavation at the Raleigh MGP site was completed in March 2001 as part of an Interim Removal Action. Further work at this site may be required at the discretion of DENR. Work at the Durham MGP site began in May 2001 under a DENR-approved Phase II Workplan. An environmental due diligence review of PSNC conducted in February 1999 estimated that the cost to remediate the sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. PSNC is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. A May 1993 order by the NCUC authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of September 30, 2001 PSNC has recorded a liability and associated regulatory asset of $9.1 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1.1 million. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

10.  SEGMENT OF BUSINESS INFORMATION

The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments.

                        Disclosure of Reportable Segments
                              (Millions of dollars)

--------------------------- ----------- ------------- ------------- ----------- -------------- -------------- --------------
    Three months ended       Electric       Gas           Gas       Retail Gas     Energy      Adjustments/   Consolidated
    September 30, 2001      Operations  Distribution  Transmission  Marketing     Marketing    Eliminations       Total
--------------------------- ----------- ------------- ------------- ----------- -------------- -------------- --------------

External Revenue                416            90           43         116           45                 -          710
Intersegment Revenue            163             1           33            -            -            (197)            -
Operating Income (Loss)         154          (14)            5          n/a          n/a              (2)          143
Net Income (Loss)                n/a          n/a          n/a           (2)           -              65            63
Segment Assets                4,878        1,579          313            96          94              580         7,540

--------------------------- ----------- ------------ -------------- ----------- -------------- -------------- --------------
    Nine months ended        Electric       Gas           Gas       Retail Gas     Energy      Adjustments/   Consolidated
    September 30, 2001      Operations  Distribution Transmission   Marketing     Marketing    Eliminations       Total
--------------------------- ----------- ------------ -------------- ----------- -------------- -------------- --------------

External Revenue              1,097         600           176          500           396               -          2,769
Intersegment Revenue             435           1          199             -             -          (635)               -
Operating Income                 345          39             9         n/a           n/a              17            410
Net Income                       n/a         n/a          n/a            5              5           517             527
Segment Assets                4,878        1,579          313           96            94            580           7,540

--------------------------- ----------- ------------ -------------- ----------- -------------- -------------- --------------
    Three months ended       Electric       Gas           Gas       Retail Gas     Energy      Adjustments/   Consolidated
    September 30, 2000      Operations  Distribution Transmission   Marketing     Marketing    Eliminations       Total
--------------------------- ----------- ------------ -------------- ----------- -------------- -------------- --------------

External Revenue                 397          97           62          112           148               -           816
Intersegment Revenue             152            1           41            -             -          (194)              -
Operating Income (Loss)          164         (11)            6         n/a           n/a             (13)          146
Net Income (Loss)                n/a         n/a          n/a            (5)          (3)             67             59
Segment Assets                4,873          1,544        258            33          130            290             7,128

--------------------------- ----------- ------------ -------------- ----------- -------------- -------------- --------------
    Nine months ended        Electric       Gas           Gas       Retail Gas     Energy      Adjustments/   Consolidated
    September 30, 2000      Operations  Distribution Transmission   Marketing     Marketing    Eliminations       Total
--------------------------- ----------- ------------ -------------- ----------- -------------- -------------- --------------

External Revenue               1,011         459          176          339           315              -             2,300
Intersegment Revenue             368            2         142             -             -             (512)          -
Operating Income                 357           42          22          n/a           n/a              (4)          417
Net Income (Loss)                n/a         n/a          n/a             1           (4)               1941            191
Segment Assets                4,873          1,544        258            33          130                290          7,128

1 Includes cumulative effect of accounting change (See Note 2).


11.      SUBSEQUENT EVENT

     In November 2001 a non-public company in which the Company has invested approximately $7.8 million declared that it was insolvent. This company was in the microturbine generator business. The Company's investment, which consisted of convertible loans and convertible preferred stock, was written off in November 2001.

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

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, including potential changes in the restructured, non-regulated Georgia natural gas markets, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) inflation, (11) changes in environmental regulations, (12) volatility in commodity natural gas markets and (13) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.


LIQUIDITY AND CAPITAL RESOURCES

        SCANA Energy, the Company's non-regulated retail gas division in Georgia, has maintained its position as the second largest marketer in Georgia, with an approximate 27 percent market share. SCANA Energy lost approximately $
 .02 per share in the quarter ended September 30, 2001, approximately $ .03 per share less than the loss reported for the corresponding period in 2000. See additional discussion at Results of Operations. Due to record high natural gas prices and cold winter temperatures, the Georgia Public Service Commission
(GPSC) adopted emergency rules which prohibited gas marketers from disconnecting service to residential customers for non-payment from mid-January through March 2001. Customers were also permitted to switch marketers without first paying outstanding balances owed to their previous provider. As a result of this action, SCANA Energy increased its allowance for uncollectible accounts in the first quarter of 2001 and, to the extent permitted by other GPSC rules, has implemented more stringent credit policies.

        Since that time, the GPSC has remained extremely active in its review and oversight of the natural gas marketplace. In the summer of 2001, the GPSC placed restrictions on the length of time that customer deposits may be held by marketers and also called for other changes in the ways that marketers interact with their customers. Further, in September, Georgia's Governor called for the formation of a task force to study the impact of natural gas deregulation. These actions raise concern as to the level of additional restrictions which may be placed on marketers, including SCANA Energy, in the coming winter months and heighten the risks of SCANA Energy's business efforts in that market.

        SCANA Energy and SCANA's other natural gas distribution, transmission and marketing segments maintain gas inventory and also utilize forward contracts and financial instruments, including futures contracts, to manage their exposure to fluctuating commodity natural gas prices. (See also Note 7 of Notes to Condensed Consolidated Financial Statements and discussion at Item 3.) As a part of this risk management process, a portion of SCANA's projected natural gas needs for this winter has been purchased or otherwise placed under contract. This factor and others (e.g., the level of bad debts experienced) are, in the aggregate, used to establish retail pricing levels at SCANA Energy. As a result of the potential regulatory actions discussed above and other downward pricing pressures inherent in the competitive market, SCANA Energy may be unable to sustain its current levels of customers and/or pricing, thereby reducing expected margins and profitability.

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified South Carolina Electric & Gas Company (SCE&G) of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project, which began in the third quarter of 2001, could cost up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding.

         On February 9, 2000 FERC issued FERC Order 2000. The Order required utilities which operate electric transmission systems to submit plans for the formation of regional transmission organizations (RTOs). In March 2001 FERC gave provisional approval to SCE&G and two other southeastern electric utilities to establish GridSouth Transco, LLC (GridSouth) as an independent regional transmission company, responsible for operating and planning the utilities' combined transmission systems. In July 2001 FERC expressed its desire that utilities throughout the U. S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. Accordingly, FERC ordered mediation talks to take place between the utilities forming GridSouth and certain groups that had proposed other RTOs. These talks were mediated by an administrative law judge, who issued her nonbinding mediation report to FERC in September 2001. The report made recommendations related to the formation of a Southeast regional RTO. FERC has not acted on the mediation report, and the timing or impact of future FERC orders related to RTOs cannot be predicted.

        In March 2001 V. C. Summer Nuclear Station returned to service. It had been taken out of service on October 7, 2000 for a planned maintenance and refueling outage. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. Repairs were completed and the integrity of the new welds was verified through extensive testing. The Public Service Commission of South Carolina (PSC) has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 4A of Notes to Condensed Consolidated Financial Statements). The Nuclear Regulatory Commission was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for the spring of 2002.

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

        In June 2001 South Carolina Pipeline Corporation (SCPC) announced that it will petition the PSC to allow SCPC to convert from a closed system to an open-access transportation-only system. Under an open access system customers would be required to secure their own gas supplies and interstate transportation services. SCPC plans to file the petition in the fall of 2001 and seek implementation in 2003.

        In July 2001 the Company announced the formation of SCG Pipeline, Inc., a wholly owned subsidiary that will engage in the transportation of natural gas in Georgia and South Carolina. SCG Pipeline will transport natural gas from interconnections with Southern Natural Gas and Southern LNG's Elba Island liquefied natural gas import terminal near Savannah, Georgia to an endpoint in Jasper County, South Carolina. SCG Pipeline plans to file for FERC certification in the first quarter of 2002. The proposed service date for the pipeline is November 2003. In addition SCPC announced plans to extend its existing facilities to interconnect with the proposed pipeline to gain access to additional supplies of natural gas.

        In October 2001 SCE&G filed with the PSC its siting plans to construct an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. Construction of the $450 million facility is expected to begin in April 2002, with commercial operation in the summer of 2004. In connection with the facility, SCE&G has signed a 250 megawatt electric supply contract with North Carolina Electric Membership Corporation for a term of at least five years beginning January 1, 2004.

        SCANA and Westvaco each own a 50 percent interest in Cogen South LLC (Cogen). Cogen built and operates a cogeneration facility in North Charleston, South Carolina. On September 10, 1998 the contractor in charge of construction filed suit in Circuit Court alleging that it incurred construction cost overruns relating to the facility and that the construction contract provides for recovery of these costs. In addition to Cogen, Westvaco, SCE&G and SCANA were also named as defendants in the suit. Cogen filed a separate suit against the contractor for delay and performance issues. The suits were combined and the contractor brought the manufacturer of the generator into the performance suit. In November 2001 a settlement was reached between all parties. Terms of the settlement are confidential, but the settlement's impact on SCANA and SCE&G's results of operations, cash flow and financial position is not material.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2001 and 2000:

--------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                            September 30,
Millions of dollars                                       2001      2000
--------------------------------------------------------------------------------

Net cash provided from operating activities                $270        $329
Net cash provided from financing activities                  74       144
Cash provided from sale of assets                            28           1
Cash and temporary investments available at
   the beginning of the period                              159        116
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net cash available for  property additions
  and construction expenditures                            $531        $590
================================================================================

Funds used for purchase of subsidiary                        $-       $212
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during construction     $311        $204
Funds used for nonutility property additions                $35        $16
================================================================================

       The Company's electric and natural gas businesses are seasonal in nature, with the primary demand for electricity being experienced during summer and winter and the primary demand for natural gas being experienced during winter. As a result of the significant increase during early 2001 and the latter half of 2000 in the cost to the Company of natural gas and the colder than normal weather experienced during winter 2000-2001, the Company experienced significant increases in its working capital requirements, contributing to the need for the financings by SCANA and PSNC in early 2001 as described below.

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

       On May 9, 2001 SCANA issued $300 million medium-term notes maturing May 15, 2011 and bearing a fixed interest rate of 6.875 percent. SCANA also entered into an interest rate swap agreement, designated as a fair value hedge, to pay variable rate and receive fixed rate interest payments. The proceeds from the issuance of the medium-term notes were used to refinance $300 million of bank notes originally issued to consummate SCANA's acquisition of PSNC. The swap agreement was terminated and replaced with another swap agreement, also designated as a fair value hedge, in August 2001. The net premium of approximately $6.5 million received upon the original swap's termination is being amortized over the term of the associated debt.

       In October 2001 SCANA's shelf registration of an additional $302 million medium-term notes became effective. SCANA currently has a total of $800 million medium-term notes available for issuance.

       The Company anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended September 30, 2001 was 4.57.

Environmental Matters

       For information on environmental matters see Note 9C of Notes To Condensed Consolidated Financial Statements.

Investments

       SCANA and SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, hold investments in several telecommunications companies (described in Note 8 "Investments in Equity Securities" of Notes to Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q). As a result of Deutsche Telekom AG's (DT) acquisition of Powertel, Inc. (Powertel) on May 31, 2001, SCH's investment in Powertel was exchanged for approximately 39.3 million ordinary shares of DT. SCH may sell or transfer only up to 40% of these ordinary shares until November 30, 2001, after which time SCH may sell or transfer all of its DT shares. The Company intends to monetize SCH's investment in DT in an appropriate and timely manner and to use the proceeds to reduce outstanding debt and for potential future investments.

     In determining the book value of certain investments, the Company follows SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities" and related interpretive guidance in the SEC's Staff Accounting Bulletin No. 59. This guidance requires periodic assessment to determine if an other than temporary decline in value has occurred. If such a decline is identified, a write-down is required. The Company has determined that no write-down was required at September 30, 2001. The Company will continue to monitor and evaluate its investments for potential impairments. See Note 8 of Notes To Condensed Consolidated Financial Statements for a discussion of the Company's investments.

     In November 2001 a non-public company in which the Company has invested approximately $7.8 million declared that it was insolvent. This company was in the microturbine generator business. The Company's investment, which consisted of convertible loans and convertible preferred stock, was written off in November 2001.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

        Earnings per share of common stock for the three and nine months ended September 30, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                           Three Months Ended  Nine Months Ended
                                              2001    2000    2001      2000
--------------------------------------------------------------------------------

Earnings derived from:
  Operations                                  $.61    $.56    $1.61     $1.55
  Non-recurring items:
    Realized gain from stock investment          -      -      3.38         -
    Sale of subsidiary assets                    -      -       .04         -
    Cumulative effect of change in accounting    -      -         -       .28
--------------------------------------------------------------------------------
   Earnings per weighted average share        $.61   $.56     $5.03     $1.83
================================================================================

        Earnings per share from operations for the three months ended September 30, 2001 increased $.05 as compared to 2000. The Company experienced an increase in gas margin of $.03, decreases in operation and maintenance expense of $.01 and interest expense of $.03, and other improvements of $.02. These improvements were partially offset by a decline in electric margin ($.04).

        Earnings per share from operations for the nine months ended September 30, 2001 increased $.06 as compared to 2000. The Company experienced increases in gas margin of $.14 and allowance for funds used during construction (AFC) of $.06, improved operating results due to the sale of SCANA Security of $.02, increased interest income of $.01 and other improvements of $.07. These improvements were partially offset by a decrease in electric margin ($.02) and increases in operation and maintenance expense ($.12), interest expense ($.06) and depreciation expense ($.04).

        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three and nine months ended September 30, 2001 was $11.7 million and $31.0 million, compared to $13.2 million and $31.9 million for the corresponding periods in 2000. As a result of pension income, employee benefit expenses were reduced approximately $6.3 million and $16.7 million for the three and nine months ended September 30, 2001, compared to $7.4 million and $17.5 million for the corresponding periods in 2000. In addition, other income increased $3.6 million and $9.6 million for the three and nine months ended September 30, 2001 compared to $3.9 million and $9.9 million for the corresponding periods in 2000.

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

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately seven percent and approximately two percent of income before taxes for the three months ended September 30, 2001 and 2000, respectively. AFC represented approximately two percent of income before income taxes for the nine months ended September 30, 2001 and 2000.

        The Company's Board of Directors declared the following quarterly dividends on common stock during 2001:

------------------------ -------------- --------------------- ------------------
Declaration              Dividend       Record                Payment
Date                     Per Share      Date                  Date
------------------------ -------------- --------------------- ------------------
February 22, 2001         $.30          March 9, 2001         April 1, 2001
------------------------
May 3, 2001               $.30          June 8, 2001          July 1, 2001
------------------------
August 2, 2001            $.30          September 10, 2001    October 1, 2001
------------------------
November 1, 2001          $.30          December 10, 2001     January 1, 2002
------------------------ -------------- --------------------- ------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

 -------------------------------------------------------------------------------------------------------------------

                                          Three Months Ended                         Nine Months Ended
 Millions of  dollars               2001       2000         Change         2001      2000           Change
 -------------------------------------------------------------------------------------------------------------------

 Electric operating revenue       $416.3     $396.7   $19.6     4.9%      $1,097.0     $1,010.8    $86.2      8.5%
 Less:  Fuel used in generation     86.5       84.6     1.9     2.2%         221.7        227.5    (5.8)     (2.5)%
           Purchased power          43.3       19.0    24.3       *          130.8         36.4     94.4        *
                                  --------------------------------------------------------------------------------
 Margin                           $286.5     $293.1   $(6.6)   (2.3)%       $744.5      $746.9    $(2.4)   (0.3)%
 ===================================================================================================================
*Greater than 100%

        Changes in electric operations sales margins for the three months ended September 30, 2001 reflect milder weather and an economic slowdown. Purchased power increased primarily due to power purchased for resale to other utilities. As a result, operating revenue also increased, but was more than offset by the effects of milder weather and the economic slowdown. Changes in electric operations sales margins for the nine months ended September 30, 2001 reflect steady customer growth partially offset by the effects of milder weather and the economic slowdown. Increases in purchased power costs for the nine months, as compared to the corresponding period in 2000, were primarily attributable to plant outages discussed at Liquidity and Capital Resources, which delayed scheduled maintenance outages at other plants until April and May 2001, and to the power purchased for resale in the third quarter.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates and excluding the cumulative effect of accounting change, for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------------- --------- ---------- --------- --------- --------- ---------- -----------

                                             Three Months Ended                        Nine Months Ended
Millions of  dollars                   2001      2000         Change         2001      2000           Change
-------------------------------------------- --------- ------------------- --------- --------- ----------------------

Gas distribution operating revenue   $90.3     $97.1   $(6.8)      (7.0)%    $600.8    $459.0    $141.8     30.9%
Less: Gas purchased for resale        58.1      64.6    (6.5)     (10.1)%     425.8     283.6     142.2     50.1%
-------------------------------------------- -------- ----------           ---------- --------- ----------
Margin                               $32.2     $32.5   $(0.3)      (0.9)%    $175.0    $175.4    $(0.4)     (0.2)%

============================================ ======== ========== ========= ========== ========= ========== ==========

        Changes in gas distribution sales margin for the three and nine months ended September 30, 2001 reflect milder weather and an economic slowdown. For the nine months ended September 30, 2001, these factors were largely offset by customer growth. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001.

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins, including transactions with affiliates, for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------------ --------- -------- ------------- ------- ---------- --------- -----------

                                             Three Months Ended                        Nine Months Ended
Millions of  dollars                 2001       2000          Change         2001     2000           Change
------------------------------------------ ---------- --------------------- ------- --------- ----------------------

Gas transmission operating revenue  $76.2    $102.9   $(26.7)    (25.9)%    $374.6    $318.6    $56.0     17.6%
Less: Gas purchased for resale       63.6      89.5    (25.9)    (28.9)%      342.3    276.1     66.2     24.0%
------------------------------------------ --------- ----------             -------- --------- ---------
Margin                              $12.6     $13.4    $(0.8)     (6.0)%     $32.3    $42.5   $(10.2)    (24.0)%
========================================== ========= ========== =========== ======== ========= ========= ===========

        Gas transmission sales margins for the three and nine months ended September 30, 2001 decreased primarily as a result of an economic slowdown, reduced industrial margins due to the unfavorable competitive position of natural gas relative to alternate fuels, and the insolvency of an industrial customer in the first quarter of 2001. Revenues and purchases were impacted by large increases in natural gas prices in late 2000 and early 2001.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail gas marketing revenues and net income for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------- ----------- --------- --------- ----------- -------- --------- ---------- -----------

                                               Three Months Ended                         Nine Months Ended
Millions of  dollars                 2001       2000             Change         2001      2000           Change
---------------------------------- ---------- ---------- --------------------- -------- --------- ----------------------

Operating revenues                  $116.0      $112.3      $3.7        3.3%    $500.0    $339.2    $160.8      47.4%
Net income (loss)                                 $(8.5)    $6.6      77.6%        $4.8      $1.1      $3.7        *
                                    $(1.9)
================================== ========== =========== ========= ========== ========= ========= ========== ==========
*Greater than 100%.

        Operating revenues for the nine months ended September 30, 2001 increased primarily as a result of record high natural gas prices. Net income
(loss) for the three and nine months improved primarily due to lower operating expenses.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income (loss) for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

---------------------------------- --------- --------- ------- ----------- --------- ---------- ----

                                Three Months Ended                         Nine Months Ended
Millions of  dollars    2001     2000        Change          2001       2000          Change
--------------------------------------- --------------- ---------- --------- --------------------

Operating revenues      $45.1   $147.6  $(102.5)   (69.4)%    $396.7     $314.7     $82.0     26.1%
Net income (loss)       $(0.3)    $0.3   $(0.6)       *        $4.8     $(4.1)      $8.9       *

======================================= =================== =========== ========== ========= =========
*Greater than 100%

        Operating revenues for the three months ended September 30, 2001 decreased as a result of phasing out marketing operations in the Midwest and California during the third quarter. Operating revenues for the nine months ended September 30, 2001 increased primarily as a result of record high natural gas prices and more favorable weather in early 2001, which was partially offset by phasing out marketing operations previously noted. Net income for the nine months ended September 30, 2001 increased primarily as a result of increased value in certain transportation contracts.

Other Operating Expenses

        Changes in other operating expenses for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

----------------------------------------- ---------- --------- ---------- ---------- --------- ---------- ---------

                                           Three Months Ended                        Nine Months Ended
Millions of  dollars              2001       2000            Change         2001      2000           Change
------------------------------------------ --------- -------------------- --------- --------- ---------------------

Other operation and maintenance   $116.6     $118.2    $(1.6)    (1.4)%    $367.7     $346.8     $20.9      6.0%
Depreciation and amortization       56.4       53.8      2.6      4.8%       168.3     161.5        6.8     4.2%
Other taxes                         29.4       29.5     (0.1)    (0.3)%       88.1       87.7      0.4      0.5%
 --------------------------------------- ---------- ---------            ---------- --------- ----------
Total                             $202.4     $201.5     $0.9     0.4%      $624.1     $596.0     $28.1      4.7%
========================================= ========== ========= ========== ========== ========= ========== =========

        Other operation and maintenance expense for the nine months increased primarily as a result of increased revenue-related expenses (e.g., provision for bad debts) for energy sales and increased employee benefit costs. Depreciation and amortization for the three and nine months increased due to normal property additions.

Other Income

        Other income for the nine months ended September 30, 2001 increased when compared to the corresponding period in 2000, primarily due to the non-recurring gain recognized in May 2001 in connection with the Company's investment in Powertel, Inc., which was acquired by Deutsche Telekom AG, and the March 2001 gain on the sale of the assets of SCANA Security (see Note 8 of Notes to Condensed Consolidated Financial Statements).

Interest Expense

        Interest expense for the three months ended September 30, 2001 decreased when compared to the corresponding period in 2000 primarily due to declining variable interest rates. Interest expense for the nine months ended September 30, 2001 increased when compared to the corresponding period in 2000 primarily due to the issuance of debt in mid-2000 and early 2001. The proceeds of such debt offerings were used to refinance debt related to the acquisition of PSNC in February 2000 and for general corporate purposes, including providing working capital for natural gas purchases.

Income Taxes

        Income taxes for the nine months ended September 30, 2001 increased approximately $191.8 million when compared to the corresponding period in 2000. This change is primarily due to the recording of deferred income taxes in connection with the non-recurring gain recorded in May 2001 arising from the sale of the Company's investment in Powertel, Inc., to Deutsche Telekom AG (see
Note 8 of Notes to Condensed Consolidated Financial Statements).

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

September 30, 2001                                           Expected Maturity Date
Millions of  dollars
                                                                                      There-                   Fair
Liabilities                       2001      2002      2003       2004       2005       after       Total      Value
-------------------------------- -------- --------- ---------- ---------- ---------- ---------- ------------ ---------
-------------------------------- -------- --------- ---------- ---------- ---------- ---------- ------------ ---------

Long-Term Debt:
Fixed Rate ($)                      9.6      38.1     298.2      186.8      182.0     1,867.4     2,582.1    2,526.7
Average Fixed Interest Rate        8.67      7.21      6.38       7.58       7.43        7.16        7.13          -
Variable Rate ($)                     -     700.0     202.0          -          -           -       902.0      901.2
Average Variable Interest Rate        -      4.27      4.81          -          -           -        4.39
                                                                                                              -

Interest Rate Swap:
Pay Variable/Receive Fixed ($)         -        -          -          -         -       300.0       300.0
                                                                                                               16.5
  Average Pay Interest Rate            -        -          -          -         -         3.28        3.28
                                                                                                                -
  Average Receive Interest Rate        -        -          -          -         -         6.88        6.88
                                                                                                                -

     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has an investment in the 11.875 percent senior discount notes (due 2007) of a telecommunications company, the cost basis of which is approximately $63.1 million . As these notes are not publicly traded, determination of their fair value is not practicable. An increase in market interest rates would result in a decrease in fair value of these notes and a corresponding adjustment, net of tax effect, to other comprehensive income.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

As of September 30, 2001       Expected Maturity in 2001        Expected Maturity in 2002         Expected Maturity in 2003
                               -------------------------        -------------------------         -------------------------
                             Weighted                         Weighted                          Weighted
                             Average                          Average                           Average
                            Settlement  Contract     Fair    Settlement  Contract     Fair     Settlement  Contract     Fair
Natural Gas Derivatives:      Price      Amount     Value      Price      Amount      Value      Price      Amount     Value
--------------------------- ----------- ---------- --------- ----------- ---------- ---------- ----------- ---------- ---------
                                        (Millions of                     (Millions of                      (Millions of
                                        dollars)                         dollars)                          dollars)
Futures Contracts:
  Long($)                      2.50       58.8       32.5       2.80       156.2      103.3       3.30       2.2       1.8
  Short($)                     2.30        1.1        0.7       2.80         1.9        1.4          -         -          -
--------------------------- ----------- ---------- --------- ----------- ---------- ---------- ----------- -------- -----------


                            Expected Maturity in 2001

  Natural Gas Derivatives:            Weighted Average Strike Price                   Contract Amount
  ------------------------------- ---------------------------------------- ----------------------------------------
  ------------------------------- ---------------------------------------- ----------------------------------------
                                                                                    (Millions of dollars)
  Options:
    Purchased call (long)($)                       5.827                                     4.2
  ------------------------------- ---------------------------------------- ----------------------------------------


     See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

     Equity price risk - Certain investments in telecommunications companies' marketable equity securities are carried at their market value of approximately $671.4 million. A ten percent decline in market value would result in a $67.1 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                    September 30,   December 31,
Millions of dollars                                      2001           2000
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                            $4,550         $4,453
    Gas                                                    423            409
    Other                                                  187            186
--------------------------------------------------------------------------------
        Total                                            5,160          5,048
    Less accumulated depreciation and amortization       1,821          1,720
--------------------------------------------------------------------------------
        Total                                            3,339          3,328
    Construction work in progress                          355            230
    Nuclear fuel, net of accumulated amortization           49             57
--------------------------------------------------------------------------------
        Utility Plant, Net                               3,743          3,615
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                    23             21
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                          37             60
    Receivables                                            239            287
    Inventories (at average cost):
        Fuel                                                25             21
        Materials and supplies                              48             46
        Emission allowances                                 15             20
    Prepayments                                              9              5
--------------------------------------------------------------------------------
        Total Current Assets                               373            439
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                           26             20
    Nuclear plant decommissioning fund                      77             72
    Pension asset, net                                     228            196
    Other regulatory assets                                194            191
    Other                                                  131            110
--------------------------------------------------------------------------------
        Total Deferred Debits                              656            589
--------------------------------------------------------------------------------
            Total                                       $4,795         $4,664
================================================================================

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                               September 30,    December 31,
Millions of dollars                                2001             2000
--------------------------------------------------------------------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                  $1,737           $1,657
    Preferred stock (Not subject to
      purchase or sinking funds)                      106              106
--------------------------------------------------------------------------------
        Total Stockholders' Investment               1,843           1,763
Preferred Stock, net (Subject to purchase
  or sinking funds)                                     10              10
Company-Obligated Mandatorily Redeemable
  Preferred Securities of the Company's
  Subsidiary Trust, SCE&G Trust I, Holding
  solely $50 million principal amount of
  the 7.55% Junior Subordinated Debentures
  of SCE&G, due 2027                                    50              50
Long-Term Debt, net                                  1,414           1,267
--------------------------------------------------------------------------------
          Total Capitalization                       3,317           3,090
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                               75             188
    Current portion of long-term debt                   28              28
    Accounts payable                                    59             103
    Accounts payable - affiliated companies             20              58
    Customer deposits                                   19              17
    Taxes accrued                                      102              51
    Interest accrued                                    29              22
    Dividends declared                                  40              44
    Deferred income taxes, net                          25              20
    Other                                                6              10
--------------------------------------------------------------------------------
          Total Current Liabilities                   403              541
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes, net                         596             584
    Deferred investment tax credits                    105             109
    Reserve for nuclear plant decommissioning           77              72
    Postretirement benefits                            119             113
    Regulatory liabilities                              82              65
    Other                                               96              90
--------------------------------------------------------------------------------
          Total Deferred Credits                     1,075           1,033
--------------------------------------------------------------------------------
                Total                               $4,795          $4,664
================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                          SOUTH CAROLINA ELECTRIC & GAS COMPANY
                            CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                                   (Unaudited)

---------------------------------------------------------------------------- ------------------------ -----------------------------
                                                                               Three Months Ended          Nine Months Ended
                                                                                  September 30,              September 30,
Millions of dollars                                                            2001         2000           2001           2000
---------------------------------------------------------------------------- ---------- ------------- --------------- -------------

Operating Revenues:
    Electric                                                                    $418        $397          $1,101        $1,011
    Gas                                                                            43          51             258           203
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------
        Total Operating Revenues                                                  461         448          1,359         1,214
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Operating Expenses:
    Fuel used in electric generation                                               69          68             174           180
    Purchased power (including affiliated purchases)                               70          45             206           112
    Gas purchased for resale                                                       33          40             198           140
    Other operation  and maintenance                                               78          75             241           229
    Depreciation and amortization                                                  41          40             122           119
    Other taxes                                                                    25          25              75            75
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------
        Total Operating Expenses                                                 316          293          1,016           855
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Operating Income                                                                 145          155             343          359
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Other Income:
  Other Income, including allowance for equity funds
     used during construction                                                       6            2              20            9
  Gain on sale of assets                                                            1            1               2            2
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------
        Total Other Income                                                          7           3               22           11
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Income Before Interest Charges, Income Taxes,  Preferred Stock
    Dividends and Cumulative Effect of Accounting Change                          152         158             365          370
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction                                                             26              82           79
                                                                                26
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Income Before Income Taxes, Preferred Stock Dividends
    and Cumulative Effect of Accounting Change                                   126          132            283           291
Income Taxes                                                                       45          49            103           107
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Income Before Preferred Stock Dividends
    and Cumulative Effect of Accounting Change                                     81          83            180           184
Preferred Dividend Requirement of the Company - Obligated
    Mandatorily Redeemable Preferred Securities                                                 (1)            (3)           (3)
                                                                                (1)
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Income Before Cumulative Effect of Accounting Change                               80          82            177            181
Cumulative Effect of Accounting Change, net of taxes  (Note 2)                      -            -              -            22
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------

Net Income                                                                         80          82            177            203
Preferred Stock Cash Dividends Declared (At stated rates)                                       (2)            (6)           (6)
                                                                                (2)
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------
Earnings Available for Common Stockholder                                          78           80           171           197
Retained Earnings at Beginning of Period                                         665          603            649           550
Common Stock Cash Dividends Declared                                              (38)         (41)         (115)         (105)
---------------------------------------------------------------------------- ---------- -------------- ------------- --------------
Retained Earnings at End of Period                                             $705          $642          $705          $642
============================================================================ ========== ============== ============= ==============

See Notes to Condensed Consolidated Financial Statements.





                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

---------------------------------------------------------------------------------------------
                                                                      Nine Months Ended
                                                                        September 30,
Millions of dollars                                                  2001           2000
------------------------------------------------------------------------------- -------------

Cash Flows From Operating Activities:
   Net income                                                         $177          $203
      Adjustments to reconcile net income to net cash
        provided from operating activities:
          Cumulative effect of accounting change, net of taxes           -           (22)
          Depreciation and amortization                                122           119
          Amortization of nuclear fuel                                  11            15
          Gain on sale of assets                                        (2)           (2)
          Allowance for funds used during construction                 (14)           (2)
          Over (under) collections, fuel adjustment clauses              3             2
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                        48            (6)
              (Increase) decrease in inventories                        (1)            4
              (Increase) decrease pension asset                        (32)          (42)
              (Increase) decrease other regulatory assets               (4)           12
              Increase (decrease) deferred income taxes, net            12            15
              Increase (decrease) other regulatory liabilities          19             6
              Increase (decrease) postretirement benefits                6            14
              Increase (decrease) in accounts payable                  (82)          (11)
              Increase (decrease) in taxes accrued                      51            12
          Other, net                                                    (3)           (3)
------------------------------------------------------------------------------- -------------
       Net Cash Provided From Operating Activities                     311           314
------------------------------------------------------------------------------- -------------

Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                                        (263)          (176)
    Nonutility property additions                                       (2)             -
    Proceeds from sale of assets                                         3              1
    Investments                                                         (5)            (7)
------------------------------------------------------------------------------- -------------
       Net Cash Used For Investing Activities                         (267)          (182)
------------------------------------------------------------------------------- -------------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                              149             148
         Capital contribution from Parent                               25               -
     Repayments:
          First Mortgage Bonds                                           -            (100)
          Other long-term debt                                          (3)             (3)

     Dividend payments:
         Common stock                                                 (119)            (87)
         Preferred stock                                                (6)             (6)
     Short-term borrowings, net                                       (113)           (108)
------------------------------------------------------------------------------- -------------
     Net Cash Provided From (Used For) Financing Activities            (67)           (156)
------------------------------------------------------------------------------- -------------

Net Decrease In Cash and Temporary Investments                         (23)            (24)
Cash and Temporary Investments, January 1                               60              78
------------------------------------------------------------------------------- -------------
Cash and Temporary Investments, September 30                           $37             $54
=============================================================================== =============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
                     interest of $7 for 2001 and $3 for 2000)         $103             $72
                  - Income taxes                                        11              65


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       A.  Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded, as of September 30, 2001, approximately $220 million and $82 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $129 million and $65 million, respectively. The electric and gas regulatory assets of approximately $61 million and $30 million, respectively, (excluding deferred income tax assets) are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

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

       SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing a liability related to the future obligation to retire an asset (such as a nuclear plant). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's results of operations, cash flows or financial position has not been determined.

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

     B. On July 20, 2000 the PSC approved the Company's request for an out-of-period adjustment to increase the cost of gas component of its rates for natural gas service from 54.334 cents per therm to 68.835 cents per therm, effective with the first billing cycle in August 2000. As part of its regularly scheduled annual review of gas costs, the PSC issued an order on November 9, 2000 which further increased the cost of gas component to 78.151 cents per therm, effective with the first billing cycle in November 2000. On December 21, 2000 the PSC issued an order approving the Company's request for another out-of-period adjustment to increase the cost of gas component to
          99.340 cents per therm, effective with the first billing cycle in January 2001. On March 9, 2001 the PSC issued an order granting the Company's request to reduce the cost of gas component to 79.340 cents per therm, effective with the first billing cycle in March 2001. On October 23, 2001, as part of the annual review of gas costs, the PSC approved the Company's request to further reduce the cost of gas component to 59.646 cents per therm effective with the first billing cycle in November 2001.

     C. On July 5, 2000 the PSC approved the Company's request to implement lower depreciation rates for its gas operations. The new rates were effective retroactively to January 1, 2000 and resulted in a reduction in annual depreciation expense of approximately $2.9 million. The retroactive effect was recorded in the second quarter of 2000.

     D. On September 14, 1999 the PSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The PSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the PSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of September 30, 2001 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

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

     F. In 1994 the PSC issued an order approving the Company's request to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former manufactured gas plants
          (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 2001, as a result of the annual review, the PSC approved the Company's request to increase the billing surcharge from $1.1 cents per therm to $3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at September 30, 2001 of $25.9 million prior to the end of the year 2005.

4.     LONG-TERM DEBT

        On January 24, 2001 the Company issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

5.     RETAINED EARNINGS

        The Company's Restated Articles of Incorporation and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2001 approximately $36 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

6.     CONTINGENCIES

        With respect to commitments at September 30, 2001, reference is made to
        Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. Contingencies at September 30, 2001 include the following:

        A.  Lake Murray Dam Reinforcement

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified the Company of its agreement with the Company's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project, which began in the third quarter of 2001, could cost up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by the Company are expected to be recoverable through electric rates, the Company also is exploring alternative sources of funding.

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

       C.  Environmental

       The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.9 million at September 30, 2001. The deferral includes the estimated costs associated with the following matters.

     o In September 1992 the Environmental Protection Agency (EPA) notified the Company, the City of Charleston and the Charleston Housing Authority of their potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for industrial operations, including a wood preserving (creosote) plant, one of the Company's decommissioned MGPs, properties owned by the National Park Service and the City of Charleston and private properties. The site has not been placed on the National Priorities List, but may be added in the future. The Potentially Responsible Parties (PRPs) negotiated an administrative order by consent for the conduct of a Remedial Investigation/Feasibility Study and a corresponding Scope of Work. Field work began in November 1993, and the EPA approved a Remedial Investigation Report in February 1997 and a Feasibility Study Report in June 1998. In July 1998 the EPA approved the Company's Removal Action Work Plan for soil excavation. In September 1998 a Record of Decision was issued which sets forth the EPA's view of the extent of each PRP's responsibility for site contamination and the level to which the site must be remediated. In January 1999 the EPA issued a Unilateral Administrative Order for Remedial Design and Remedial Action directing the Company to design and carry out a plan of remediation for the Calhoun Park site. The Company submitted a Comprehensive Remedial Design Work Plan (RDWP) in December 1999 and proceeded with implementation pending agency approval. The RDWP was approved by the EPA in July 2000, and its implementation continues. In September 2000, the Company was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties to the Calhoun Park Area site. The EPA required that the Company conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA expects to issue a second Record of Decision dealing with the intermediate aquifer in the fourth quarter of 2001.. As of September 30, 2001, the Company has spent approximately $14.8 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

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

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------------ -------------------------------------------
  Three months ended     Electric        Gas       Adjustments/  Consolidated
  September 30, 2001    Operations   Distribution  Eliminations     Total
------------------------------------ -------------------------------------------

External  Revenue           418          43             -            461
Intersegment Revenue         66           -           (66)             -
Operating Income (Loss)     151          (5)           (1)           145
Segment Assets            4,878         427          (510)         4,795

------------------------------------ ------------ ------------------------------
  Nine months ended      Electric        Gas       Adjustments/    Consolidated
  September 30, 2001    Operations   Distribution  Eliminations       Total
------------------------------------ ------------ ------------------------------

External  Revenue        1,101         258            -             1,359
Intersegment Revenue       165           -          (165)               -
Operating Income (Loss)    334          12            (3)             343
Segment Assets           4,878         427          (510)           4,795

------------------------ ------------ -----------------------------------------
  Three months ended      Electric        Gas       Adjustments/   Consolidated
  September 30, 2000    Operations   Distribution  Eliminations      Total
------------------------------------ ------------ ------------------------------

External  Revenue          397          51             -             448
Intersegment Revenue        63           -           (63)              -
Operating Income (Loss)    160          (4)           (1)            155
Segment Assets           4,576         411          (471)          4,516

------------------------ ------------ ------------ -----------------------------
   Nine months ended      Electric        Gas        Adjustments/ Consolidated
   September 30, 2000    Operations   Distribution   Eliminations     Total
------------------------ ------------ ------------ -----------------------------

External Revenue           1,011         203              -          1,214
Intersegment Revenue         169           -           (169)             -
Operating Income (Loss)      345          17             (3)           359
Segment Assets             4,576         411           (471)         4,516

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         -----------------------------------------------------------------------


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

LIQUIDITY AND CAPITAL RESOURCES

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project, which began in the third quarter of 2001, could cost up to $300 million with completion dates ranging from 2004 to 2006. Although any costs incurred by SCE&G are expected to be recoverable through electric rates, SCE&G also is exploring alternative sources of funding.

        On February 9, 2000 FERC issued FERC Order 2000. The Order required utilities which operate electric transmission systems to submit plans for the formation of regional transmission organizations (RTOs). In March 2001 FERC gave provisional approval to SCE&G and two other southeastern electric utilities to establish GridSouth Transco, LLC (GridSouth) as an independent regional transmission company, responsible for operating and planning the utilities' combined transmission systems. In July 2001 FERC expressed its desire that utilities throughout the U. S. combine their transmission systems to create four large independent regional operators, one each in the Northeast, Southeast, Midwest and West. Accordingly, FERC ordered mediation talks to take place between the utilities forming GridSouth and certain groups that had proposed other RTOs. These talks were mediated by an administrative law judge, who issued her nonbinding mediation report in September 2001. The report made recommendations related to the formation of a Southeast regional RTO. FERC has not acted on the mediation report, and the timing or impact of future FERC orders related to RTOs cannot be predicted.

        In March 2001 V. C. Summer Nuclear Station returned to service. It had been taken out of service on October 7, 2000 for a planned maintenance and refueling outage. During initial inspection activities, plant personnel discovered a small leak coming from a hole in a weld in a primary coolant system pipe. Repairs were completed and the integrity of the new welds was verified through extensive testing. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 3A of




Notes to Condensed Consolidated Financial Statements). The Nuclear Regulatory Commission was closely involved throughout this process and approved SCE&G's actions to repair the crack, as well as the restart schedule. SCE&G will continue to monitor primary coolant system pipes during the next outage, scheduled for the spring of 2002.

        In April 2001 SCE&G's 385 megawatt coal-fired Cope Generating Station returned to service. It had been taken out of service in January 2001 due to an electrical ground in the generator. The PSC has approved recovery of the cost of replacement power through SCE&G's electric fuel adjustment clause (see Note 3A of Notes to Condensed Consolidated Financial Statements).

        In October 2001 SCE&G filed with the PSC its siting plans to construct an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. Construction of the $450 million facility is expected to begin in April 2002, with commercial operation in the summer of 2004. In connection with the facility, SCE&G has signed a 250 megawatt electric supply contract with North Carolina Electric Membership Corporation for a term of at least five years beginning January 1, 2004.

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2001 and 2000:

----------------------------------------------------------------------------
                                                    Nine Months Ended
                                                      September 30,
Millions of dollars                                 2001           2000
-------------------------------------------------------------- -------------

Net cash provided from operating activities         $311          $314
Net cash used for financing activities               (67)         (156)
   at the beginning of the period                     60            78
--------------------------------------------------------------------------------
Net cash available for utility property
  additions and construction expenditures           $304          $236
================================================================================
Funds used for utility property additions
  and construction expenditures, net of
  noncash allowance for funds used during
  construction                                     $263           $176
Funds used for nonutility property additions         $2             $-
================================================================= =============

        On January 24, 2001 SCE&G issued $150 million First Mortgage Bonds having an annual interest rate of 6.70 percent and maturing on February 1, 2011. The proceeds were used to reduce short-term debt and for general corporate purposes.

        SCE&G anticipates that the remainder of its 2001 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended September 30, 2001 was 3.91.

Environmental Matters

        For information on environmental matters see Note 6C of Notes To Condensed Consolidated Financial Statements.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2001
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2000

Earnings and Dividends

         Net income components for the three and nine months ended September 30, 2001 and 2000 were as follows:

  ---------------------------- -------------------------------------------------
                                 Three Months Ended       Nine Months Ended
  Millions of dollars            2001          2000       2001          2000
  ---------------------------- ----------- ------------------------ ------------

  Net income derived from:
    Operations                  $79.7        $82.0      $176.2        $180.5
    Cumulative effect of
      change in accounting          -            -           -         22.3
  --------------------------------------- ------------- ---------- -------------
      Total net income          $79.7        $82.0      $176.2        $202.8
  ======================================= ============= ========== =============

        Net income from operations for the three months ended September 30, 2001 decreased primarily due to milder weather, an increase in other operation and maintenance expense and an economic slowdown, which were partially offset by customer growth.

        Net income from operations for the nine months ended September 30, 2001 decreased primarily due to milder weather, increases in interest expense and other operation and maintenance expense and an economic slowdown, which were partially offset by customer growth.

        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three and nine months ended September 30, 2001 was $11.1 million and $29.5 million, compared to $12.6 million and $30.7 million, respectively, for the corresponding periods in 2000. As a result of pension income, employee benefit expenses were reduced approximately $5.8 million and $15.4 million for the three and nine months ended September 30, 2001. For the corresponding periods in 2000, employee benefit expenses were reduced approximately $6.9 million and $16.4 million. Additionally, other income increased $3.7 million and $9.7 million for the three and nine months ended September 30, 2001. For the corresponding periods in 2000, other income increased $3.9 million and $9.9 million, respectively.

        Earnings from the cumulative effect of change in accounting resulted from recording of unbilled revenue (See Note 2 of Notes to Condensed Consolidated Financial Statements).

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately five percent of income before income taxes for the three and nine months ended September 30, 2001, respectively. For the three and nine months ended September 30, 2000, AFC represented approximately one percent of income before income taxes.

        SCE&G's Board of Directors declared the following quarterly dividends on common stock held by SCANA, during 2001:

---------------------- ------------------ --------------------- ----------------
Declaration            Dividend           Quarter               Payment
Date                   Amount             Ended                 Date
---------------------- ------------------ --------------------- ----------------
February 22, 2001      $35.0 million      March  31, 2001       April 1, 2001
----------------------
May 3, 2001            $41.75 million     June 30, 2001         July 1, 2001
----------------------
August 2, 2001         $38.5 million      September 30, 2001    October 1, 2001
----------------------
November 1, 2001       $40.0 million      December 31, 2001     January 1, 2002
---------------------- ------------------ --------------------- ----------------

Electric Operations

          Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins, excluding the cumulative effect of accounting change, for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

--------------------------------- ------------------------------------------ ----------------------------------------------
                                             Three Months Ended                            Nine Months Ended
Millions of dollars                   2001      2000         Change             2001           2000         Change
--------------------------------- --------- --------- ---------------------- ----------- ----------- ----------------------

Electric operating revenue          $417.6    $396.7    $20.9        5.3%     $1,101.0     $1,010.8    $90.2        8.9%
Less:  Fuel used in generation        69.1      67.6       1.5       2.2%         173.8       179.8      (6.0)     (3.3)%
          Purchased power             69.6      45.2     24.4      54.0%          205.5       111.9      93.6      83.6%
---------------------------------                     ----------             ----------- ----------- -----------
                                  --------- ---------
Margin                              $278.9    $283.9    $(5.0)      (1.8)%      $721.7       $719.1      $2.6       0.4%
================================= ========= ========= ========== =========== =========== =========== =========== ==========
*Greater than 100%
                  -

        Changes in electric operations sales margins for the three months ended September 30, 2001 reflect milder weather and an economic slowdown. Purchased power increased primarily due to power purchased for resale. As a result, operating revenue also increased, but was partially offset by the effects of milder weather and the economic slowdown. Changes in electric operations sales margin for the nine months ended September 30, 2001 reflect steady customer growth partially offset by the effects of milder weather and the economic slowdown. Increases in purchased power costs for the nine months, as compared to the corresponding period in 2000, were primarily attributable to plant outages discussed at Liquidity and Capital Resources, which delayed scheduled maintenance outages at other plants until April and May 2001, and to power purchased for resale in the third quarter.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins, excluding the cumulative effect of accounting change, for the three and nine months ended September 30, 2001, when compared to the corresponding periods in 2000, were as follows:

------------------------------------ ----------------------------------------- ---------------------------------------------
                                                Three Months Ended                          Nine Months Ended
Millions of dollars                      2001      2000         Change            2001       2000            Change
------------------------------------ --------- --------- --------------------- ----------- ---------- ----------------------

Gas operating revenue                   $43.0     $51.4   $(8.4)     (16.3)%     $257.9       $202.9    $55.0       27.1%
Less:  Gas purchased for resale          32.6      40.2     (7.6)    (18.9)%      198.0        140.4      57.6      41.0%
------------------------------------                     ----------            ----------- ---------- -----------
                                     --------- ---------
Margin                                  $10.4     $11.2   $(0.8)      (7.1)%      $59.9        $62.5     $(2.6)     (4.2)%
==================================== ========= ========= ========== ========== =========== ========== =========== ==========

       Gas distribution sales margins for the three and nine months ended September 30, 2001 reflect milder weather and an economic slowdown. Revenues and purchases for the nine months ended September 30, 2001 were impacted by large increases in natural gas prices in late 2000 and early 2001. The increased cost of gas was passed on to customers as discussed in Note 3B in Notes To Condensed Consolidated Financial Statements.

 Other Operating Expenses

       Changes in other operating expenses for the three and nine months ended September 30, 2001 when compared to the corresponding periods in 2000, were as follows:

-------------------------------------- ---------------------------------------- --------------------------------------------
                                                 Three Months Ended                          Nine Months Ended
Millions of dollars                        2001     2000         Change           2001       2000            Change
-------------------------------------- --------- -------- --------------------- ---------- ---------- ----------------------

Other operation  and maintenance          $78.4    $75.2    $3.2       4.3%      $240.9       $229.3     $11.6       5.1%
Depreciation and amortization              40.9     39.6     1.3       3.3%        122.5       118.8        3.7      3.1%
Other taxes                                24.8     25.5    (0.7)     (2.7)%        75.2        75.1        0.1      0.1%
--------------------------------------                    ---------             ---------- ---------- -------------
                                       --------- --------
Total                                    $144.1   $140.3    $3.8       2.7%      $438.6       $423.2     $15.4       3.6%
====================================== ========= ======== ========= =========== ========== ========== ============= ========


     Other operation expenses for the three and nine months ended September 30, 2001 increased primarily as a result of increases in employee benefit costs. The increase in depreciation and amortization expenses for the three and nine months ended September 30, 2001 resulted from normal property additions.

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

September 30, 2001
Millions of dollars                                 Expected Maturity Date

                                                                          There-                  Fair
Liabilities               2001     2002     2003     2004      2005       after       Total       Value
--------------------------------- -------- ------- --------- ---------- ----------- ----------- ----------
--------------------------------- -------- ------- --------- ---------- ----------- ----------- ----------

Long-Term Debt:
Fixed Rate ($)             1.3     27.6    129.5    123.9      173.9     1,082.3     1,538.5     1,478.7
Average Interest Rate     6.50     6.72      6.37     7.52      7.40         7.43        7.33
                                                                                                    -

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

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                September 30,   December 31,
Millions of dollars                                2001            2000
--------------------------------------------------------------------------------

Assets
Gas Utility Plant                                    $822           $787
    Less accumulated depreciation                     282            263
    Acquisition adjustment, net of
     accumulated amortization                         443            452
--------------------------------------------------------------------------------
           Gas Utility Plant, Net                     983            976
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net               28             34
--------------------------------------------------------------------------------

Current Assets:
     Cash and temporary investments                    21             8
     Restricted cash and temporary investments          1             5
     Receivables (net of allowance for
      uncollectible accounts of $1
      for 2001 and $2 for 2000)                        41           148
     Inventories (at average cost):
        Stored gas                                     47            32
        Materials and supplies                          8             7
     Other                                              4             2
--------------------------------------------------------------------------------
           Total Current Assets                       122           202
--------------------------------------------------------------------------------

Deferred Charges and Other Assets:
     Due from affiliate-pension asset                  10             10
     Regulatory assets                                 11             21
     Other                                              8             10
--------------------------------------------------------------------------------
            Total Deferred Charges and Other Assets    29             41
--------------------------------------------------------------------------------
                Total                               1,162         $1,253
================================================================================
================================================================================

Capitalization and Liabilities
Capitalization:
     Common equity                                   $706           $712
     Long-term debt, net                              295            145
--------------------------------------------------------------------------------
            Total Capitalization                    1,001            857
--------------------------------------------------------------------------------

Current Liabilities:
     Short-term borrowings                             -             125
     Current portion of long-term debt                 4               4
     Accounts payable                                 17              84
     Taxes accrued                                     -               3
     Customer prepayments and deposits                11               8
     Advances from parent                              -              44
     Dividends declared and interest accrued           7               5
     Other                                             3               6
--------------------------------------------------------------------------------
            Total Current Liabilities                 42             279
--------------------------------------------------------------------------------

Deferred Credits and Other Liabilities:
      Deferred income taxes, net                      84              82
      Deferred investment tax credits                  2               3
      Due to affiliate-postretirement benefits        11              10
      Regulatory liabilities                           5               -
      Other                                           17              22
----------------------------------------------------------- -------
            Total Deferred Credits and
              Other Liabilities                      119             117
--------------------------------------------------------------------------------
                Total                             $1,162          $1,253
================================================================================

See Notes to Condensed Consolidated Financial Statements.


                                  PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                             AND RETAINED EARNINGS (DEFICIT)
                                                         (Unaudited)

   ---------------------------------------------------------------------- --------------------------- ------------------------------
                                                                              Three Months Ended            Nine Months Ended
                                                                                September 30,                 September 30,
       Millions of dollars                                                   2001          2000            2001           2000
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------

       Operating Revenues                                                     $47           $76            $343           $326
       Cost of Gas                                                             25            54             228             210
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------
           Gross Margin                                                        22            22             115             116
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------

       Operating Expenses:
          Operation and maintenance                                            19            17               51             52
          Depreciation and amortization                                        10            10               32             31
          Other taxes                                                           2             2                5              5
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------
              Total Operating Expenses                                         31            29               88             88
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------

       Operating Income (Loss)                                                 (9)           (7)             27              28

       Other Income, net                                                        1             2                5              5

       Interest Charges                                                         6             5              16              15
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------

       Income (Loss) Before Income Taxes and
         Cumulative Effect of Accounting Change                              (14)          (10)              16              18

       Income Taxes (Benefit)                                                  (4)           (2)             10              12
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------

       Income (Loss) Before Cumulative Effect of Accounting Change           (10)            (8)              6               6

       Cumulative Effect of Accounting Change, net of taxes (Note 2)            -             -               -               7
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------

       Net Income (Loss)                                                     (10)            (8)              6              13
       Retained Earnings at Beginning of Period                               13             10               9              73
       Acquisition of Company                                                   -             -               -             (73)
       Common Stock Cash Dividends Declared                                    (3)           (5)            (15)            (16)
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------
   ---------------------------------------------------------------------- ------------ -------------- --------------- --------------
       Retained Earnings (Deficit) at End of Period                           $-           $(3)              $-             $(3)
   ====================================================================== ============ ============== =============== ==============

    See Notes to Condensed Consolidated Financial Statements.






                                  PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)



---------------------------------------------------------------------------------------------- ----------------------------
                                                                                                    Nine Months Ended
                                                                                                      September 30,
Millions of dollars                                                                                 2001          2000
---------------------------------------------------------------------------------------------- --------------- ------------


Cash Flows From Operating Activities:
   Net income                                                                                          $6          $13
   Adjustments to reconcile net income to net cash provided from operating activities:
         Cumulative effect of accounting change, net of taxes                                            -           (7)
         Depreciation and amortization                                                                 37           35
         Excess distributions (undistributed earnings) of investee                                      3            (2)
         Over (under) collection, fuel adjustment clause                                              14              2
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                                                   96             38
            (Increase) decrease in inventories                                                       (17)           (11)
            (Increase) decrease in regulatory assets                                                    1            (5)
            Increase (decrease) in accounts payable and advances                                    (101)            (6)
            Increase (decrease) in deferred income taxes, net                                           2             2
            Increase (decrease) in accrued taxes                                                       (2)           (2)
         Other, net                                                                                     2              2
---------------------------------------------------------------------------------------------- --------------- ------------
Net Cash Provided From Operating Activities                                                           41             59
---------------------------------------------------------------------------------------------- --------------- ------------
Cash Flows From Investing Activities:
   Construction expenditures                                                                         (41)           (25)
   Investments                                                                                         -             (1)
   Nonutility and other                                                                                1              -
---------------------------------------------------------------------------------------------- --------------- ------------
Net Cash Used For Investing Activities                                                               (40)           (26)
---------------------------------------------------------------------------------------------- --------------- ------------
Cash Flows From Financing Activities:
  Issuance of medium-term notes                                                                     148               -
  Repayment of short-term borrowings, net                                                          (125)            (13)
  Retirement of long-term debt and common stock                                                        -             (1)
  Capital contribution from parent                                                                     4              -
  Cash dividends                                                                                     (15)           (16)
---------------------------------------------------------------------------------------------- --------------- ------------
Net Cash Provided  From (Used For) Financing Activities                                               12            (30)
---------------------------------------------------------------------------------------------- --------------- ------------
Net Increase In Cash and Temporary Investments                                                        13              3
Cash and Temporary Investments, January 1                                                              8              9
---------------------------------------------------------------------------------------------- --------------- ------------
Cash and Temporary Investments, September 30                                                        $21              $12
============================================================================================== =============== ============

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized interest of $0.8 for 2001 and $0.7 for 2000)        $12              $15
                         - Income taxes                                                               15               14

In connection with the acquisition of Public Service Company of North Carolina, Inc. by SCANA Corporation, $21 million in common stock was cancelled. The application of push-down accounting for the acquisition resulted in a $466 million acquisition adjustment.

Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service Company LLC were sold to SCANA Energy Marketing, Inc., an affiliate, for $4.4 million, which approximated net book value. Assets transferred included approximately $4.0 million in cash.

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001
                                   (Unaudited)


        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2000. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income (Loss) are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Notes 2, 3, 4 and 5, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 2001, approximately $11 million and $5 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.2 million. The regulatory assets are recoverable through rates. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

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

         SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing a liability related to the future obligation to retire an asset. The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's results of operations, cash flows or financial position has not been determined.

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

         The Company has recorded a utility plant acquisition adjustment of approximately $466 million, which reflects the excess of SCANA's purchase price of approximately $700 million over the fair value of the Company's net assets at January 1, 2000. The adjustment is being amortized over 35 years on a straight-line basis. Common equity at September 30, 2001 and December 31, 2000 reflects the effect of this acquisition adjustment.

          Severance benefits of approximately $4.4 million have been paid to eight key executives. In addition, approximately $3.1 million was paid to former directors of the Company in connection with deferred compensation and retirement plans, and approximately $8.1 million was paid to participants in the Company's nonqualified stock option plans.

4.       SALE OF PSNC PRODUCTION CORPORATION AND SCANA PUBLIC SERVICE LLC

          PSNC Production Corporation and SCANA Public Service Company LLC were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA, for $4.4 million, which approximated net book value, effective January 1, 2001.

5.       RATE AND OTHER REGULATORY MATTERS

         PSNC's rates are established using a benchmark cost of gas approved by the North Carolina Utilities Commission (NCUC) which may be modified periodically to reflect changes in the commodity price of natural gas purchased by PSNC. PSNC may file revised tariffs with the NCUC coincident with these changes or it may track the changes in its deferred accounts for subsequent rate consideration. The rules of the NCUC allow recovery of all prudently incurred gas costs. The NCUC reviews PSNC's gas purchasing practices annually.

         PSNC's benchmark cost of gas in effect during the nine months ended September 2001 and 2000 was as follows:

     Rate Per Therm   Effective Date        Rate Per Therm   Effective Date
     --------------   --------------        --------------   --------------

         $.690        January 2001               $.300       January 2000
         $.750        February-March 2001        $.265       February-May 2000
         $.650        April-August 2001          $.350       June 2000
         $.500        September 2001             $.450       July-September 2000

         On April 6, 2000 the NCUC issued an order permanently approving the Company's request to establish its commodity cost of gas for large commercial and industrial customers on the basis of market prices for natural gas. The NCUC previously allowed the Company use of this mechanism on a trial basis. This mechanism allows the Company to collect from its customers amounts approximating the amounts paid for natural gas.



                A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. On December 30, 1999 the Company filed an application with the NCUC to extend natural gas service to Madison, Jackson and Swain Counties, North Carolina. Pursuant to state statutes, the NCUC required the Company to forfeit its exclusive franchises to serve six counties in western North Carolina effective January 31, 2000 because these counties were not receiving any natural gas service. Madison, Jackson and Swain Counties were included in the forfeiture order. On June 29, 2000 the NCUC approved the Company's requests for reinstatement of its exclusive franchises for Madison, Jackson and Swain Counties and disbursement of up to $28.4 million from the Company's expansion fund for this project. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed at a cost of approximately $5.7 million, and customers began receiving service in July 2001.

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

7.      CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The North Carolina Department of Environment and Natural Resources (DENR) has recommended that no further action be taken with respect to one site. Excavation at the Raleigh MGP site was completed in March 2001 as part of an Interim Removal Action. Further work at this site may be required at the discretion of DENR. Work at the Durham MGP site began in May 2001 under a DENR-approved Phase II Workplan. An environmental due diligence review of the Company conducted in February 1999 estimated that the cost to remediate the sites would range between $11.3 million and $21.9 million. During the second quarter of 2000, the review was finalized and the estimated liability was recorded. The Company is unable to determine the rate at which costs may be incurred over this time period. The estimated cost range has not been discounted to present value. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other Potentially Responsible Parties (PRPs). A May 1993 order by the NCUC authorized deferral accounting for all costs associated with the investigation and remediation of MGP sites. As of September 30, 2001 the Company has recorded a liability and associated regulatory asset of $9.1 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1.1 million. Management intends to request recovery of additional MGP clean-up costs not recovered from other PRPs in future rate case filings, and believes that all costs incurred will be recoverable in gas rates.

8.       SEGMENT OF BUSINESS INFORMATION

         For the three and nine months ended September 30, 2001 Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Effective January 1, 2001 PSNC Production Corporation and SCANA Public Service Company LLC (SCANA Public Service) were sold to SCANA Energy Marketing, Inc., a subsidiary of SCANA (see Note 4). In 2000 SCANA Public Service was an Energy Marketing segment of the Company and used net income to measure profitability.

                                                      Disclosure of Reportable Segments
                                                            (Millions of Dollars)
    -------------------------------- ----------------- ----------------- ------------------ ------------------
    Three months ended                     Gas              Energy         Adjustments/       Consolidated
    September 30, 2001                 Distribution       Marketing        Eliminations           Total
    -------------------------------- ----------------- ----------------- ------------------ ------------------

    External Revenue                          47               n/a                 -                 47
    Intersegment Revenue                        -              n/a                 -                   -
    Operating Income (Loss)                    (9)             n/a                 -                  (9)
    Segment Assets                        1,148                n/a               14               1,162

    ----------------------------- --------------------- ----------------- ------------------- ----------------
     Three months ended                   Gas                Energy          Adjustments/      Consolidated
    September 30, 2000                Distribution         Marketing         Eliminations          Total
    ----------------------------- --------------------- ----------------- ------------------- ----------------

    External Revenue                         46                30                 -                   76
    Intersegment Revenue                      -                  -                -                    -
    Operating Income (Loss)                  (7)              n/a                 -                    (7)
    Net Income                              n/a                  -               (8)                   (8)
    Segment Assets                       1,138                  17                1                1,156

   ------------------------------ --------------------- ----------------- ------------------- ----------------
   Nine months ended                      Gas                Energy          Adjustments/      Consolidated
   September 30, 2001                 Distribution         Marketing         Eliminations          Total
   ------------------------------ --------------------- ----------------- ------------------- ----------------


   External Revenue                         343               n/a                  -                 343
   Intersegment Revenue                        -              n/a                  -                    -
   Operating Income                          27               n/a                  -                   27
   Segment Assets                        1,148                n/a                    14            1,162

   ------------------------------ --------------------- ----------------- -------------------- ---------------
   Nine months ended                      Gas                Energy          Adjustments/       Consolidated
   September 30, 2000                 Distribution         Marketing         Eliminations          Total
   ------------------------------ --------------------- ----------------- -------------------- ---------------


   External Revenue                         267                85                   (26)             326
   Intersegment Revenue                        -                 2                    (2)                -
   Operating Income                          26               n/a                       2              28
   Net Income                               n/a                  1                    121              13
   Segment Assets                        1,138                 17                       1          1,156

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

Capital Expansion Program

         PSNC's capital expansion program, through the construction of lines, services, systems and facilities, and the purchase of equipment, is designed to help PSNC meet the growing demand for natural gas in its franchised service areas. PSNC's 2001 construction budget is approximately $58.0 million, compared to actual construction expenditures for 2000 of $39.1 million. The construction program is reviewed regularly by management and is dependent upon PSNC's continuing ability to generate adequate funds internally and to sell new issues of debt on acceptable terms. Construction expenditures during the nine months ended September 30, 2001 were $41.1 million compared to $24.6 million for the same period in 2000. PSNC's ratio of earnings to fixed charges for the 12 months ended September 30, 2001 was 3.0.

Earnings and Dividends

        Net income components for the nine months ended September 30, 2001 and 2000 were as follows:

--------------------------------------------------------------------------------
                                                      Nine Months Ended
                                                        September 30,
Millions of dollars                                 2001              2000
------------------------------------------------------------------- ------------
Net income derived from:
   Operations                                       $5.7               $6.3
   Cumulative effect of change in accounting           -                6.6
------------------------------------------------------------------- ------------
       Total net income                             $5.7             $12.9
=================================================================== ============

        Net income from operations for the nine months ended September 30, 2001 decreased primarily due to the sale of PSNC Production Corporation (see Note 4 of Notes to Condensed Consolidated Financial Statements), which was partially offset by customer growth. In 2000 net income reflects a change in accounting to record unbilled revenue (see Note 2).

PSNC's Board of Directors declared the following dividends on common stock held by SCANA during 2001:

-------------------- ------------------- -------------------- ------------------
Declaration Date     Dividend Amount     Quarter Ended        Payment Date
-------------------- ------------------- -------------------- ------------------
February 22, 2001       $6.0 million     March 31, 2001       April 1, 2001
May 3, 2001             $5.8 million     June 30, 2001        July 1, 2001
August 2, 2001          $3.0 million     September 30, 2001   October 1, 2001
-------------------- ------------------- -------------------- ------------------



Gas Distribution

         Changes in gas distribution sales margins for the nine months ended September 30, 2001, when compared to the corresponding period in 2000, were as follows:

-------------------------------------------------------------------------------
                                    Nine Months Ended September 30,
Millions of dollars          2001          2000               Change
-------------------------------------- ------------- --------------------------

Gas operating revenue       $342.9        $326.3        $16.6           5.1%
Less:  Cost of gas           227.8         210.5         17.3           8.2%
-------------------------------------- ------------- -------------
Gross margin                $115.1        $115.8        $(0.7)        (0.6)%
====================================== ============= ============= ============

         Gas distribution sales margin for the nine months ended September 30, 2001 decreased as a result of lower gas usage by residential customers and the sale of PSNC Production Corporation (see Note 4 of Notes to the Condensed Consolidated Financial Statements), which more than offset increased customer growth. Revenues and cost of gas were impacted by large increases in natural gas prices in late 2000 and early 2001. The increased cost of gas was passed on to customers.

Operating Expenses

         Operating and maintenance expenses for the nine months ended September 30, 2001 decreased $0.8 million when compared to the corresponding period in 2000 primarily due to reduced costs related to employee benefits and advertising and the sale of PSNC Production. The increase was partially offset by an increased provision for bad debt.

         PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Note 4 of Notes To Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2000, and Note 4 and Note 9 of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Note 3," of Notes To Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 2000, and Note 3 and Note 6 " of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         Public Service Company of North Carolina, Incorporated:

         For information regarding legal proceedings see Note 5 of Notes To Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's Annual Report on Form 10-K for the year ended December 31, 2000, and Note 5 and Note 7 of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

Item 2, 3, 4 and 5 are not applicable.

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

         B.  Reports on Form 8-K during the third quarter 2001 were as follows:

                SCANA Corporation:   None

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




                                    SCANA CORPORATION
                                     (Registrant)




November 14, 2001              By: s/Mark R. Cannon
                                   ----------------------
                                   Mark R. Cannon
                                   Controller
                                   (Principal accounting officer)

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



                              SOUTH CAROLINA ELECTRIC & GAS COMPANY
                              -------------------------------------
                                          (Registrant)




November 14, 2001             By:   s/Mark R. Cannon
                                   ---------------------------------
                                    Mark R. Cannon
                                    Controller
                                    (Principal accounting officer)

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



                         PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                             (Registrant)




November 14, 2001                By:   s/Mark R. Cannon
                                       ---------------------------------
                                       Mark R. Cannon
                                       Controller
                                       (Principal accounting officer)

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

3.01     X                  Restated Articles of Incorporation of SCANA as
                            adopted on April 26, 1989 (Filed as Exhibit 3-A to
                            Registration Statement No. 33-49145)

3.02     X                  Articles of Amendment of SCANA, dated April 27, 1995
                            (Filed as Exhibit 4-B to Registration Statement No.
                            33-62421)

3.03            X           Restated Articles of Incorporation of SCE&G, as
                            adopted on May 3, 2001 (Filed as Exhibit 3.01 to
                            Registration Statement No. 333-65460)

3.04            X           Articles of Amendment of SCE&G dated May 22, 2001
                            (Filed as Exhibit 3.02 to Registration Statement No.
                            333-65460)

3.05            X           Articles of Correction of SCE&G dated June 1, 2001
                            (Filed as Exhibit 3.03 to Registration Statement No.
                            333-65460)

3.06            X           Articles of Amendment of SCE&G dated June 14, 2001
                            (Filed as Exhibit 3.04 to Registration Statement No.
                            333-65460)

3.07            X           Articles of Amendment of SCE&G dated August 30, 2001
                            (Filed herewith)

3.08                  X     Articles of Incorporation of PSNC (formerly New Sub
                            II, Inc.) dated February 12, 1999 (Filed as Exhibit
                            3.01 to Registration Statement No.     333-45206)

3.09                  X     Articles of Amendment of PSNC (formerly New Sub II,
                            Inc.) as adopted on February 10, 2000 (Filed as
                            Exhibit 3.02 to Registration Statement No.
                            333-45206)

3.10                  X     Articles of Correction of PSNC dated February 11,
                            2000 (Filed as Exhibit 3.03 to Registration
                            Statement  No. 333-45206)

3.11     X                  By-Laws of SCANA as revised and amended on December
                            13, 2000 (Filed  as Exhibit 3.01 to Registration
                            Statement No. 333-68266)

3.12            X           By-Laws of SCE&G as amended and adopted on February
                            22, 2001  (Filed as Exhibit 3.05 to Registration
                            Statement No. 333-65460)

3.13                  X     By-Laws of PSNC (formerly New Sub II, Inc.) as
                            revised and amended on February 22, 2001 (Filed as Exhibit 3.01 to Registration Statement No.
                            333-68516)

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

4.05    X       X         Fifth through Fifty-third Supplemental Indentures to
                          Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below

              December 1, 1950   Exhibit 2-D      to Registration No. 2-26459
              July 1, 1951       Exhibit 2-E      to Registration No. 2-26459
              June 1, 1953       Exhibit 2-F      to Registration No. 2-26459
              June 1, 1955       Exhibit 2-G      to Registration No. 2-26459
              November 1, 1957   Exhibit 2-H      to Registration No. 2-26459
              September 1, 1958  Exhibit 2-I      to Registration No. 2-26459
              September 1, 1960  Exhibit 2-J      to Registration No. 2-26459
              June 1, 1961       Exhibit 2-K      to Registration No. 2-26459
              December 1, 1965   Exhibit 2-L      to Registration No. 2-26459
              June 1, 1966       Exhibit 2-M      to Registration No. 2-26459
              June 1, 1967       Exhibit 2-N      to Registration No. 2-29693
              September 1, 1968  Exhibit 4-O      to Registration No. 2-31569
              June 1, 1969       Exhibit 4-C      to Registration No. 33-38580
              December 1, 1969   Exhibit 4-O      to Registration No. 2-35388
              June 1, 1970       Exhibit 4-R      to Registration No. 2-37363
              March 1, 1971      Exhibit 2-B-17   to Registration No. 2-40324
              January 1, 1972    Exhibit 2-B      to Registration No. 33-38580
              July 1, 1974       Exhibit 2-A-19   to Registration No. 2-51291
              May 1, 1975        Exhibit 4-C      to Registration No. 33-38580
              July 1, 1975       Exhibit 2-B-21   to Registration No. 2-53908
              February 1, 1976   Exhibit 2-B-22   to Registration No. 2-55304
              December 1, 1976   Exhibit 2-B-23   to Registration No. 2-57936
              March 1, 1977      Exhibit 2-B-24   to Registration No. 2-58662
              May 1, 1977        Exhibit 4-C      to Registration No. 33-38580
              February 1, 1978   Exhibit 4-C      to Registration No. 33-38580
              June 1, 1978       Exhibit 2-A-3    to Registration No. 2-61653
              April 1, 1979      Exhibit 4-C      to Registration No. 33-38580
              June 1, 1979       Exhibit 2-A-3    to Registration No. 33-38580
              April 1, 1980      Exhibit 4-C      to Registration No. 33-38580
              June 1, 1980       Exhibit 4-C      to Registration No. 33-38580
              December 1, 1980   Exhibit 4-C      to Registration No. 33-38580
              April 1, 1981      Exhibit 4-D      to Registration No. 33-49421
              June 1, 1981       Exhibit 4-D      to Registration No. 2-73321
              March 1, 1982      Exhibit 4-D      to Registration No. 33-49421
              April 15, 1982     Exhibit 4-D      to Registration No. 33-49421

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

4.06     X     X         Indenture dated as of April 1, 1993 from South Carolin
                         Electric & Gas Company to NationsBank of Georgia,
                         National Association (Filed as Exhibit 4-F to
                         Registration Statement No. 33-49421)

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

4.09     X     X         Trust Agreement for SCE&G Trust I (Filed as Exhibit
                         4.03 to Registration Statement No. 333-49960)

4.10     X     X         Certificate of Trust of SCE&G Trust I (Filed as Exhibit
                         4.04 to Registration Statement No. 333-49960)

4.11     X     X         Junior Subordinated Indenture for SCE&G Trust I (Filed
                         as Exhibit 4.05 to Registration Statement No.333-49960)

4.12     X     X         Guarantee Agreement for SCE&G Trust I (Filed as Exhibit
                         4.06 to Registration Statement No. 333-49960)

4.13     X     X         Amended and Restated Trust Agreement for SCE&G Trust I
                         (Filed as Exhibit 4.07 to Registration Statement No.
                         333-49960)

4.14     X         X     Indenture dated as of January 1, 1996 between PSNC and
                         First Union National Bank of North Carolina, as Trustee
                         (Filed as Exhibit 4.08 to Registration Statement No.
                         333-45206)

4.15     X         X     First Supplemental Indenture dated as of January 1,
                         1996, between PSNC and First Union National Bank of
                         North Carolina, as Trustee (Filed as Exhibit 4.09 to
                         Registration Statement No. 333-45206)

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

                    EXHIBIT INDEX

Exhibit    Applicable to Form 10-Q of
No.      SCANA  SCE&G   PSNC    Description

4.17       X             X      Third Supplemental Indenture dated as of
                                February 10, 2000 between PSNC and First Union
                                National Bank of North Carolina, as Trustee
                                (Filed as Exhibit 4.11 to Registration Statement
                                No. 333-45206)

4.18       X             X      Fourth Supplemental Indenture dated as of
                                February 12, 2001 between PSNC and First Union
                                National Bank of North Carolina, as Trustee
                                (Filed as Exhibit 4.05 to Registration Statement
                                 No. 333-68516)

4.19                     X      PSNC $150 million medium-term note issued
                                February 16, 2001 (Filed as Exhibit 4.06 to
                                Registration Statement No. 333-68516)

10.01      X                    SCANA Executive Deferred Compensation Plan as
                                amended July 1, 2001 (Filed herewith)


10.01a     X                    SCANA Voluntary Deferral Plan as amended through
                                October 21, 1997 (Filed as Exhibit 10.01 to
                                Registration Statement No. 333-49960)

10.01b     X                    SCANA Key Employee Retention Plan as amended and
                                restated effective as of October 21, 1997
                                (Filed as Exhibit 10.02 to Registration
                                Statement No. 333-49960)

10.01c X Resolution by SCANA Corporation Board of Directors amending the SCANA Key Employee Retention Plan, adopted August 2, 2001 (Filed herewith)

10.02      X                    SCANA Supplemental Executive Retirement Plan as
                                amended July 1, 2000 (Filed herewith)

10.03      X                    SCANA Key Executive Severance Benefits Plan as
                                amended July 1, 2001 (Filed herewith)

10.03a     X                    SCANA Supplementary Key Executive Severance
                                Benefits Plan as amended July 1, 2001 (Filed herewith)

10.04      X                    SCANA Performance Share Plan as amended and
                                restated effective January 1, 1998 (Filed as
                                Exhibit 10 (e) to Registration Statement
                                No. 333-86803)

10.05      X                    SCANA Long-Term Equity Compensation Plan dated
                                January 2000 filed as Exhibit
                                4.04 to Registration Statement No. 333-37398)

10.06      X                    Description of SCANA Whole Life Option (Filed as
                                Exhibit 10-F to Form 10-K for the year ended
                                December 31, 1991, under cover of Form SE, File
                                No. 1-8809)

10.07      X                    Description of  SCANA Corporation Executive
                                Annual Incentive Plan (Filed as Exhibit 10-G to
                                Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809)

10.08      X                    SCANA Corporation Director Compensation and
                                Deferral Plan effective January 1, 2001 (Filed as Exhibit 10.05 to Registration Statement No.
                                333-49960)

                                                         EXHIBIT INDEX

Exhibit  Applicable to Form 10-Q of
No.     SCANA  SCE&G PSNC    Description

10.09                 X      Operating Agreement of Pine Needle LNG Company, LLC
                             dated August 8, 1995 (Filed as Exhibit 10.01 to
                             Registration Statement No. 333-45206)

10.10                 X      Amendment to Operating Agreement of Pine Needle LNG
                             Company, LLC dated October 1, 1995 (Filed as
                             Exhibit 10.02 to Registration Statement No.
                             333-45206)

10.11                 X      Amended Operating Agreement of Cardinal Extension
                             Company, LLC dated December 19, 1996 (Filed as
                             Exhibit 10.03 to Registration Statement No.
                             333-45206)

10.12                 X      Amended Construction, Operation and Maintenance
                             Agreement by and between Cardinal Operating Company and Cardinal Extension Company, LLC dated December
                             19, 1996 (Filed as Exhibit 10.04 to Registration
                             Statement No. 333-45206)

10.13                 X      Form of Severance Agreement between PSNC and its
                             Executive Officers (Filed as Exhibit 10.05 to
                             Registration Statement No. 333-45206)

10.14                 X      Service Agreement between PSNC and SCANA Services,
                             Inc., effective April 1, 2000 (Filed as Exhibit
                             10.06 to Registration Statement No. 333-45206)

10.15            X           Service Agreement between SCE&G and SCANA Services,
                             Inc., effective April 1, 2001 (Filed herewith)