Form 10-K/A
period 2001-12-31
SCANA CORP
filed 2002-04-26
CIK 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 Amendment No. 1


                                   FORM 10-K/A

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001
                                -----------------

                                       OR

 (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File Number 1-8809

                                SCANA CORPORATION
             (Exact name of registrant as specified in its charter)

                    SOUTH CAROLINA                            57-0784499
--------------------------------------------------------------------------------
        (State or other jurisdiction of                     (IRS employer
        incorporation or organization)                      identification no.)

      1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA                  29201
----------------------------------------------------------------------------
 (Address of principal executive offices)                        (Zip code)

        Registrant's telephone number, including area code (803) 217-9000
                                 ---------------

                     Securities registered pursuant to 12(b)of the Act:


Title of each class                 Name of each exchange on which registered
-------------------                 ------------------------------------------

Common Stock, without par value                 New York Stock Exchange
---------------------------------   ------------------------------------------

               Securities registered pursuant to 12(g)of the Act:

                                      None
-------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by nonaffiliates of the registrant was $2.9 billion at February 28, 2002, based on a price of $27.75. The total number of shares outstanding at February 28, 2002 was 104,728,268.

     DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of the Registrant's 2002 Proxy Statement, dated March 22, 2002, in connection with its 2001 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2001, as set forth in the pages attached hereto:


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


                                     PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 2001 and 2000

    *Consolidated Statements of Income and Retained Earnings for the years ended December 31, 2001, 2000 and 1999

    *Consolidated Statements of Cash Flows for the years ended December 31,
       2001, 2000 and 1999

    *Consolidated Statements of Capitalization as of December 31, 2001 and 2000

    *Consolidated Statements of Changes in Common Equity for the years ended December 31, 2001, 2000 and 1999.

    *Notes to Consolidated Financial Statements


 Stock Purchase-Savings Plan:                                             Page
                                                                          ----

   **Independent Auditors' Report.........................................  4

   **Financial Statements and Notes thereto...............................  5

   **Supplemental Schedules............................................... 10



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

          *Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999

    (2)  Exhibits:

         Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are incorporated herein by reference and made a part hereof.

         ** The Consent of the Independent Auditors (Exhibit 23.03) is filed herein.

         As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than $400,000,000, or 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

(b)  Reports on Form 8-K during the fourth quarter of 2001 were as follows:

         None



    * Previously filed with Form 10-K. ** Filed herein.

INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the accompanying Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 2001 and 2000, and the related Statements of Changes in Participants' Equity for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 2001 and 2000 and the changes in participants' equity for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment purposes as of December 31, 2001 and (2) reportable transactions for the year ended December 31, 2001 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2001 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
March 15, 2002

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                        As of December 31, 2001 and 2000
                             (Thousands of Dollars)



--------------------------------------------------------------- ----------------
                                                    2001               2000
--------------------------------------------------------------- ----------------

 Assets:
 Investments at Fair Value:
    SCANA Corporation -
    Shares of common stock
    (cost - $241,427 and $222,763 respectively)    $279,295           $278,706

    Common or Collective Trust Funds:
    IRT Growth and Income Fund                        3,093              4,552
    IRT Maximum Appreciation Fund                       476                284
    IRT Intermediate Return Fund                        330                156
    IRT Stable Value Fund                             5,972              4,380
    IRT 500 Index Fund                                6,481              7,141

    Mutual Funds:
    American Century Income & Growth Fund             1,276                992
    Berger Small Cap Value Fund                       1,550                304
    EuroPacific Growth Fund                           1,338              1,274
    MAS Mid Cap Value Fund                              921                376
    MFS Mid Cap Growth Fund                           3,841              4,476
    Pimco Total Return Fund                           2,938              1,917
    Invesco Blue Chip Growth Fund                     6,925             11,884
    Invesco Small Company Growth Fund                 2,169              2,357

    Other                                               377                160
    Loans to Participants (Note 2)                   12,870             12,666
                                                 ---------- ------------------

 Total Investments, at Fair Value                   329,852            331,625
                                                 ---------- ------------------

 Receivables:
    Contributions Receivable                          1,090              1,046
    SCANA Corp Dividends Receivable                   3,013              2,739
                                                 ---------- ------------------

 Total Receivables                                    4,103              3,785
                                                 ---------- ------------------

 Participants' Equity                              $333,955           $335,410
                                                 ========== ==================

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                  STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

              For the years ended December 31, 2001, 2000 and 1999
                             (Thousands of Dollars)

---------------------------------------------------------- ---------- ----------
                                                    2001         2000       1999

--------------------------------------------------
Investment Income
--------------------------------------------------
   Interest and Dividends                           13,580     13,562     12,476
--------------------------------------------------
   Net Appreciation (Depreciation)
       in Fair Value of Investments:
--------------------------------------------------
      Common Stock of SCANA Corporation (Note 3)  (16,323)     25,851   (47,199)
--------------------------------------------------
      Mutual Funds                                 (7,482)   (15,279)          -
--------------------------------------------------
      Common and Collective Trust Funds            (1,486)    (1,056)          -
--------------------------------------------------

--------------------------------------------------
Total Investment Income                           (11,711)     23,078   (34,723)
--------------------------------------------------

--------------------------------------------------
Contributions:
--------------------------------------------------
   Company and Participating Subsidiaries Match     14,446     12,398     10,127
--------------------------------------------------
   Participating Employees                          18,370     17,041     12,103
--------------------------------------------------

--------------------------------------------------
Total Additions to Participants' Equity             32,816     29,439     22,230
--------------------------------------------------

--------------------------------------------------
Distributions to Participants                     (22,560)   (31,469)   (20,131)
--------------------------------------------------

--------------------------------------------------
Net Increase (Decrease) Before Transfers           (1,455)     21,048   (32,624)
--------------------------------------------------

--------------------------------------------------
Transfers From PSNC (Note 2)                             -     38,646          -
--------------------------------------------------

--------------------------------------------------
Net Increase (Decrease) in Participants' Equity    (1,455)     59,694   (32,624)
--------------------------------------------------

--------------------------------------------------
Participants' Equity, Beginning of Year            335,410    275,716    308,340
--------------------------------------------------

--------------------------------------------------
Participants' Equity, End of Year                 $333,955   $335,410   $275,716
                                                  ======== ========== ==========

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS





1.  Summary of Accounting Policies:

         Basis of Accounting

         The accompanying financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

         Investments Valuation and Income Recognition

         Common stock, mutual funds, and common and collective trust funds are stated at market value based on the net asset value of shares held by the Plan at year end. Loans to participants are stated at cost plus accrued interest which approximates fair value.

         Use of Estimates

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and changes therein. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. Due to the level of risk associated with certain investment securities, it is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of financial position.

         Payment of Benefits

         Benefits are recorded when paid.


2.  Description of Plan

         The following description of the SCANA Corporation Stock
Purchase-Savings Plan (Plan) provides only general information. Participants should refer to the plan document for a complete description of the Plan's provisions. Costs of administering the Plan are paid by the Plan sponsor, SCANA Corporation (Company).

         The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. To be eligible to participate in the Plan, an employee must be receiving eligible earnings from the Company or participating subsidiaries, or would be receiving eligible earnings except for a leave of absence authorized by the Company under the established personnel practices and has attained the age of 18. There is no time of service requirement. The Company and participating subsidiaries match participant contributions made through payroll deductions of up to 6% of eligible earnings. Participants may contribute up to an additional 9% of eligible earnings which are not matched by the Company's and participating subsidiaries' contributions. Beginning October 1, 2000, when the trustee of the plan was changed from First Union National Bank to AMVESCAP National Trust Company (Trustee), the plan was amended to provide that participant contributions be invested in any combination of either SCANA Corporation common stock or a group of 13 mutual funds and common and collective trust funds selected to range from conservative to aggressive investment styles. The Company's and participating subsidiaries' contributions are invested only in shares of Company common stock. Company and participating subsidiaries' contributions are fully and immediately vested.

         The Plan was amended effective December 31, 2001 for certain amendments as required under the Economic Growth Tax Relief Reconciliation Act of 2001 (EGTRRA). In addition, the Plan elected to adopt certain optional amendments as provided for in EGTRRA. Effective December 31, 2001, rollovers will be accepted from 403(b) and 457 plans as long as the source of funds was pretax in nature. In addition, participants who take hardship distributions must serve a suspension period of six months instead of the previous twelve months. This option was effective for hardship distributions made after June 30, 2001.

         The Plan was amended effective March 1, 2000 to admit Public Service of North Carolina, Incorporated (PSNC) as a participating employer. The Plan was amended effective September 1, 2000 to merge plan assets from the former Public Service of North Carolina, Incorporated and Subsidiaries Special Savings and Retirement Plan (PSNC Plan) into the existing Plan . During September 2000,assets of approximately $38.6 million were transferred from the PSNC Plan into the Plan.

        The Plan was amended effective December 1, 1999 to add an employee stock ownership plan feature. Thus, the Plan consists of two portions beginning December 1, 1999. The first portion is a profit sharing plan intended to qualify under Code Sections 401(a), 401(k) and 401(m). The second portion (the assets of which are invested in the Common Stock Fund) is both a stock bonus plan and an employee stock ownership plan intended to qualify under Code Sections 401(a) and 4975(e) (7), respectively, and as such is designed to invest primarily in qualifying employer securities of the Company. As a result, effective January 1, 2000, dividends payable on Company common stock allocated to the employee stock ownership plan feature will be distributed to Plan participants. Alternatively, participants who are actively employed by the Company,, its subsidiaries or related companies, can elect on an annual basis not to receive a distribution of dividends payable from the Plan. For those participants who do not make an annual election and those participants who are not on a payroll of Company, all dividends on Company common stock will be distributed as soon as practical after they are paid to the Plan.

         The Plan, as amended, allows participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, are subject to Tax Deferred contribution limitations of 6% or less of eligible earnings. Regular Savings amounts are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings amounts are exempt from such withholding. The Plan allows for the acceptance of "Direct Rollovers" (Rollover) from other qualified retirement plans and conduit Individual Retirement Accounts
(IRAs). Rollover amounts can be invested in any combination of Company common stock and the 13 available mutual fund and common and collective trust fund choices. Participants may request a distribution in the form of whole shares (Company common stock only) or cash for all securities and earnings credited to their Regular Savings and Rollover accounts (cash is distributed for fractional shares).

         Participants may not request a distribution from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

     Participants may request a loan from their Tax Deferred and Regular Savings and Rollover accounts. Loans are made available based on the asset value in a participant's account at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the trustee and made available to the borrowing participant. Effective September 2000, the interest rate on a loan is determined by using "Prime Interest Rate" as published in the Wall Street Journal plus 1% as determined on the last business day of each month for the next month's loans. The participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except that a loan used to acquire the principal residence of the participant may be extended to a maximum of ten years. All payments of the loan, including interest, are reinvested on behalf of the participant in the investments he or she selected for all other participant contributions. Upon termination of employment or death, the outstanding balance of the loan may be paid in full or alternatively it will reduce the distributable amount of the participant's account balance. This reduction will be converted to taxable income as a deemed distribution to the participant or the participant's beneficiary. If the terminating participant elects to delay distribution (permissible when the present value of the participant's vested accrued benefit exceeds $5,000), an unpaid loan balance will be converted to taxable income as a deemed distribution prior to the distribution of assets to the participant. Participants may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

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

         The Plan's assets, which consist of Company common stock, mutual fund investments and common and collective trusts managed by an affiliate of the Trustee, are held by the Trustee pursuant to a Trust Agreement executed as of September 1, 2000. Company contributions are held and managed by the Trustee, which invests cash received, interest and dividend income and makes distributions to participants. Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Employees pay a minimal amount for the operating expenses of mutual funds or common and collective trusts in which they choose to invest as well as $.05 per share for each share of Company common stock sold at their direction. All other administrative expenses for the Trustee's fees are paid directly by the Company.

         Although it has not expressed any intent to do so, the Company and participating subsidiaries have the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1979 (ERISA).



3.       Nonparticipant-Directed Investments:

        Information about the net assets and the significant components of the changes in the net assets relating to the nonparticipant-directed investments is as follows as of December 31, 2001, 2000 and 1999 and for each of the three years ended December 31, 2001:

                                                            2001          2000        1999
                                                     ------------ ------------- -----------
Net Assets:
Investment in SCANA Common Stock                       $ 129,678     $ 128,159     $ 122,078
                                                     ============ ============= =============

Change in Net Assets:
  Net appreciation (depreciation)                      $ (7,562)      $ 12,588    $ (23,352)
  Interest and dividends                                   4,768                       5,496
  Employer contributions                                  14,444        12,398        10,127
  Benefits paid to participants                         (10,131)      (18,905)      (12,205)
                                                     ------------ ------------- -------------
    Net Change                                             1,519         6,081      (19,934)
Investment in SCANA Common Stock, beginning of year      128,159       122,078       142,012
                                                     ------------ ------------- -------------
Investment in SCANA Common Stock, end of year          $ 129,678     $ 128,159     $ 122,078
                                                     ============ ============= =============


4.       Related Party Transactions

Certain Plan investments are shares of mutual funds and common and collective trust funds managed by an affiliate of the Trustee and common stock of SCANA Corporation; therefore these transactions qualify as party-in-interest.

SCANA Corporation
STOCK PURCHASE-SAVINGS PLAN


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
Form 5500,Schedule H, Part IV, Line 4i AS OF DECEMBER 31, 2001 (Thousands of Dollars)


 DESCRIPTION                                     COST**         CURRENT
                                                                 VALUE
 ---------------------------------------------------------- ----------------

 * SCANA Corporation Common Stock                 $241,427         $279,295

 * Common and Collective Trust Funds:
       IRT Growth and Income Fund                                     3,093
       IRT Maximum Appreciation Fund                                    476
       IRT Intermediate Return Fund                                     330
       IRT Stable Value Fund                                          5,972
       IRT 500 Index Fund                                             6,481

 *Mutual Funds:
       American Century Growth & Income Fund                          1,276
       Berger Small Cap Value Fund                                    1,550
       EuroPacific Growth Fund                                        1,338
       MAS Mid Cap Value Fund                                           921
       MFS Mid Cap Growth Fund                                        3,841
       Pimco Total Return Fund                                        2,938
       Invesco Blue Chip Growth Fund                                  6,925
       Invesco Small Company Growth Fund                              2,169

 * Other                                                                377

 * Loans to participants, with interest rates
    ranging from 5.6% to 10.5% and maturities
    ranging from 1 month to 10 years                                 12,870
                                                            ----------------
                                                                   $329,852
                                                            ================

 * Denotes permitted party-in-interest

 ** Cost is only required for Non-Participant Directed Investments
      (SCANA Stock Only)

SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
Form 5500,Schedule H, Part IV, Line 4j FOR THE YEAR ENDED DECEMBER 31, 2001 (Thousands of Dollars)



DURING THE YEAR ENDED DECEMBER 31, 2001, THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PLAN.


                                              COST OF        NET GAIN
              PURCHASE          SELLING        ASSETS          FROM
                PRICE            PRICE          SOLD           SALE
                -----            -----          ----           ----

PURCHASES           $47,318

SALES                              $32,706       $30,953          $1,753

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SCANA CORPORATION
                                  (Registrant)




Date: April 26, 2002       BY: s/Mark R. Cannon
                               Mark R. Cannon,  Controller
                               (Principal Accounting Officer)





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

3.03               X             Restated Articles of Incorporation of SCE&G,
                                 as adopted on May 3, 2001 (Filed as
                                 Exhibit 3.01 to Registration Statement No.
                                 333-65460)

3.04               X             Articles of Amendment of SCE&G dated May 22,
                                 2001 (Filed as Exhibit 3.02 to
                                 Registration Statement No. 333-65460)

3.05               X             Articles of Correction of SCE&G dated June 1,
                                 2001 (Filed as Exhibit 3.03 to
                                 Registration Statement No. 333-65460)

3.06               X             Articles of Amendment of SCE&G dated June 14,
                                 2001 (Filed as Exhibit 3.04 to
                                 Registration Statement No. 333-65460)

3.07               X             Articles of Amendment of SCE&G dated August 30,
                                 2001 (Filed as Exhibit 3.07 to Form
                                 10-Q for the quarter ended September 30, 2001)

3.08               X             Articles of Amendment of SCE&G,
                                 dated March 13, 2002 (Filed as
                                 Exhibit 3.11 to Form 10-K for the
                                 year ended December 31, 2001 and
                                 incorporated by reference herein)

3.09                       X     Articles of Incorporation of PSNC (formerly
                                 New Sub II, Inc.) dated February 12, 1999
                                (Filed as Exhibit 3.01 to Registration Statement
                                 No. 333-45206 and incorporated by
                                 reference herein)

3.10                       X     Articles of Amendment of PSNC (formerly New Sub
                                 II, Inc.) as adopted on February 10,
                                 2000 (Filed as Exhibit 3.02 to Registration
                                 Statement No. 333-45206 and incorporated by reference herein)

3.10                       X     Articles of Correction of PSNC dated February
                                 11, 2000 (Filed as Exhibit 3.03 to
                                 Registration Statement No. 333-45206 and incorporated by reference herein)

3.12        X                    By-Laws of SCANA as revised and amended on
                                 December 13, 2000 (Filed  as Exhibit
                                 3.0.1to Registration Statement No. 333-68266)

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

                          EXHIBIT INDEX

         Applicable to
Exhibit   Form 10-K of
No.    SCANA  SCE&G  PSNC   Description
4.02     X                  Indenture dated as of November 1, 1989 between SCANA
                            Corporation and The Bank of New York, as Trustee
                            (Filed as Exhibit 4-A to Registration Statement No.
                             33-32107)

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

                              EXHIBIT INDEX

                   Applicable to
Exhibit            Form 10-K of
No.     SCANA      SCE&G        PSNC     Description

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

                              EXHIBIT INDEX

                   Applicable to
Exhibit            Form 10-K of
No.     SCANA     SCE&G    PSNC     Description
4.17      X                 X       Third Supplemental Indenture dated as of
                                    February 10, 2000 between PSNC and First
                                    Union National Bank of North Carolina, as
                                    Trustee (Filed as Exhibit 4.11 to
                                    Registration Statement No. 333-45206 and incorporated by reference herein)

4.18      X                 X       Fourth Supplemental Indenture dated as of
                                    February 12, 2001 between PSNC and First
                                    Union National Bank of North Carolina, as
                                    Trustee (Filed as Exhibit 4.05 to
                                    Registration Statement No. 333-68516)

4.19                        X       PSNC $150 million medium-term notes issued
                                    February 16, 2001 (Filed as Exhibit 4.06 to Registration Statement NO. 333-68516 and incorporated by reference herein)

10.01     X                         SCANA Executive Deferred Compensation Plan
                                    as amended July 1, 2001 (Filed as Exhibit
                                    10.01 to Form 10-Q for the quarter ended
                                    September 30, 2001)

10.02     X                         SCANA Supplemental Executive
                                    Retirement Plan as amended July
                                    1, 2000 (Filed as Exhibit 10.01
                                    to Form 10-Q for the quarter
                                    ended September 30, 2001)

10.03    X                          SCANA Key Executive Severance
                                    Benefits Plan as amended July
                                    1, 2001 (Filed as Exhibit 10.03
                                    to Form 10-Q for the quarter
                                    ended September 30, 2001)

10.04   X                           SCANA Supplementary Key
                                    Executive Severance Benefits
                                    Plan as amended July 1, 2001
                                    (Filed as Exhibit 10.03a to
                                    Form 10-Q for the quarter ended
                                    September 30, 2001)

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

10.10                       X       Operating Agreement of Pine Needle LNG
                                    Company, LLC dated August 5, 1995 (Filed as
                                    Exhibit 10.01 to Registration Statement No.
                                    333-45206 and incorporated by reference
                                    herein)

10.11                       X       Amendment to Operating Agreement of Pine
                                    Needle LNG Company, LLC dated October 1,
                                    1995 (Filed as Exhibit 10.02 to Registration
                                    Statement No. 333-45206 and
                                    incorporated by reference herein)

10.12                       X       Amended Operating Agreement of Cardinal
                                    Extension Company LLC dated December 19,
                                    1996 (Filed as Exhibit 10.03 to Registratio
                                    Statement No. 333-45206 and
                                    incorporated by reference herein)

                           EXHIBIT INDEX

                 Applicable to
Exhibit          Form 10-K of
No.      SCANA   SCE&G   PSNC  Description
10.13                     X    Amended Construction, Operation and Maintenance
                               Agreement by and between Cardinal
                               Operating Company and Cardinal Extension Company,
                               (Filed as Exhibit 10.04 to Registration Sttement
                               No. 333-45206 and incorporated by reference herein)

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

10.16              X           Service Agreement between SCE&G and SCANA
                               Services, Inc., effective April 1, 2001
                               (Filed as Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 2001)

12.01      X       X      X    Statement Re Computation of  Ratios (Filed as
                               Exhibit 12.01 to Form 10-K for the
                               year ended December 21, 2001 and incorporated by reference herein)

23.01      X                   Consents of Experts and Counsel (Independent
                               Auditors' Consent) (Filed herewith)

23.02              X           Consents of Experts and Counsel (Independent
                               Auditors' Consent) (Filed as Exhibit
                               23.02 to Form 10-K for the year ended December
                               31, 2001 and incorporated by
                               reference herein)

23.03                     X    Consents of Experts and Counsel (Independent
                               Auditors' Consent) (Filed as Exhibit
                               23.03 to Form 10-K for the year ended December
                               31, 2001 and incorporated by
                               reference herein)

23.04                     X    Consents of Experts and Counsel (Consent of
                               Independent Public Accountants) (Filed
                               as Exhibit 23.04 to Form 10-K for the year ended
                               December 31, 2001 and incorporated
                               by reference herein)

24.01      X       X      X    Power of Attorney (Filed as Exhibit 24.01 to Form
                               10-K for the year ended December
                               31, 2001 and incorporated by reference herein)

99.01                     X    Representation by Independent Public Accountants
                               (Filed as Exhibit 99.01 to Form
                               10-K for the year ended December 31, 2001 and incorporated by reference herein)






                                                          EXHIBIT 23.01

                                SCANA CORPORATION




INDEPENDENT AUDITORS' CONSENT



     We consent to the incorporation by reference in Post-Effective Amendment No. 1 to Registration Statement No. 33-49333 on Form S-8, Registration Statements No. 333-18973, 333-37398 and 333-87281 on Forms S-8 and Registration Statements No. 333-86803, 333-49960 and 333-68266 on Forms S-3 of our report dated March 15, 2002 appearing in this Annual Report on Form 10-K/A of SCANA Corporation Stock Purchase-Savings Plan for the year ended December 31, 2001.





s/Deloitte & Touche LLP
DELOITTE & TOUCHE LLP
Columbia, South Carolina
April 26, 2002