Form 10-Q
period 2002-03-31
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2002-05-15
CIK 754737, 81025, 91882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                       Description of       Shares Outstanding
Registrant                             Common Stock         at April 30, 2002
----------                             ------------         -------------------

SCANA Corporation                      Without Par Value            104,730,709

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

                                      INDEX

                                                                           Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section.........................................  3

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001 ...........................................   4
         Condensed Consolidated Statements of Operations for the
           Periods Ended March 31, 2002 and 2001...........................   6
         Condensed Consolidated Statements of Cash Flows for the
            Periods Ended March 31, 2002 and 2001..........................   7
         Condensed Consolidated Statements of Comprehensive
            Income.........................................................   8
         Notes to Condensed Consolidated Financial Statements..............   9

Item 2.  Management's Discussion and Analysis of Financial Condition
           and Results of Operations.......................................  18

Item 3.  Quantitative and Qualitative Disclosures About Market Risk........  24


South Carolina Electric & Gas Company Financial Section....................  26

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2002
          and December 31, 2001 ............................................ 27
         Condensed Consolidated Statements of Income for the Periods
           Ended March 31, 2002 and 2001.................................... 29
         Condensed Consolidated Statements of Cash Flows for the
           Periods Ended March 31, 2002 and 2001............................ 30
         Notes to Condensed Consolidated Financial Statements............... 31

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations......................................... 36

Item 3.  Quantitative and Qualitative Disclosures About Market Risk......... 40


Public Service Company of North Carolina, Incorporated Financial Section.... 41

Item 1.  Financial Statements
         Condensed Consolidated Balance Sheets as of March 31, 2002
           and December 31, 2001 ..........................................  42
         Condensed Consolidated Statements of Income for the
           Periods Ended March 31, 2002 and 2001...........................  43
         Condensed Consolidated Statements of Cash Flows for
           the Periods Ended March 31, 2002 and 2001.......................  44
         Notes to Condensed Consolidated Financial Statements............... 45

Item 2.  Management's Narrative Analysis of Results of Operations........... 48


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.................................................. 50

Item 6.  Exhibits and Reports on Form 8-K................................... 50

Signatures.................................................................. 51

Exhibit Index............................................................... 54

                                SCANA CORPORATION
                                FINANCIAL SECTION





                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


-------------------------------------------------------------------------------
                                                      March 31,  December 31,
Millions of dollars                                     2002         2001
-------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                            $4,875       $4,855
    Gas                                                  1,540        1,536
    Other                                                  194          187
-------------------------------------------------------------------------------
        Total                                            6,609        6,578
    Less accumulated depreciation and amortization       2,409        2,364
-------------------------------------------------------------------------------
        Total                                            4,200        4,214
    Construction work in progress                          620          544
    Nuclear fuel, net of accumulated amortization           51           45
    Acquisition adjustments, net of accumulated
      amortization                                         460          460
-------------------------------------------------------------------------------
        Utility Plant, Net                               5,331        5,263
-------------------------------------------------------------------------------

Nonutility Property, Net of Accumulated Depreciation        92            93
Investments                                                192           191
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
       Nonutility Property and Investments, Net            284          284
-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                         656          212
    Receivables (net of allowance for uncollectible
      accounts of $40 in 2002 and $37 in 2001)             413          424
    Inventories (at average cost):
        Fuel                                               125          164
        Materials and supplies                              60            59
        Emission allowances                                 14            13
    Prepayments                                             21           21
    Investments                                            274          664
-------------------------------------------------------------------------------
        Total Current Assets                             1,563        1,557
-------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                           32            34
    Nuclear plant decommissioning fund                      81           79
    Pension asset, net                                     246           239
    Other regulatory assets                                202           210
    Other                                                  150           156
-------------------------------------------------------------------------------
        Total Deferred Debits                              711          718
-------------------------------------------------------------------------------
            Total                                       $7,889       $7,822
===============================================================================

                                SCANA CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


---------------------------------------------------------------- ---------------
                                                   March 31,       December 31,
Millions of dollars                                   2002             2001
---------------------------------------------------------------- ---------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                    $2,205           $2,194
    Preferred stock (Not subject to purchase
      or sinking funds)                                 106              106
---------------------------------------------------------------- ---------------
        Total Stockholders' Investment                2,311            2,300
Preferred Stock, net (Subject to purchase
 or sinking funds)                                       10               10
SCE&G-Obligated Mandatorily Redeemable
   Preferred Securities of SCE&G's
    Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal
    amount of the 7.55% Junior Subordinated
    Debentures of SCE&G, due 2027                        50               50
Long-Term Debt, net                                   2,980            2,646
---------------------------------------------------------------- ---------------
        Total Capitalization                          5,351            5,006
---------------------------------------------------------------- ---------------

Current Liabilities:
    Short-term borrowings                                 98             165
    Current portion of long-term debt                    599             739
    Accounts payable                                     231             275
    Customer deposits                                     41               41
    Taxes accrued                                         90               82
    Interest accrued                                      58               45
    Dividends declared                                    36               34
    Deferred income taxes, net                            57             154
    Other                                                 23              26
---------------------------------------------------------------- ---------------
       Total Current Liabilities                      1,233            1,561
---------------------------------------------------------------- ---------------

Deferred Credits:
    Deferred income taxes, net                           755              720
    Deferred investment tax credits                      117              118
    Reserve for nuclear plant decommissioning             81               79
    Postretirement benefits                             124               122
    Other regulatory liabilities                        106               100
    Other                                                122              116
---------------------------------------------------------------- ---------------
        Total Deferred Credits                        1,305            1,255
---------------------------------------------------------------- ---------------
           Total                                     $7,889           $7,822
================================================================ ===============


See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                         Three Months Ended
                                                              March 31,
Millions of dollars, except per share amounts             2002          2001
--------------------------------------------------------------------------------

Operating Revenues:
    Electric                                             $302          $340
    Gas - regulated                                       296           467
    Gas - nonregulated                                    224           511
--------------------------------------------------------------------------------
        Total Operating Revenues                          822        1,318
--------------------------------------------------------------------------------

Operating Expenses:
    Fuel used in electric generation                       74            67
    Purchased power                                         5            48
    Gas purchased for resale                              378           816

    Other operation and maintenance                       127           128
    Depreciation and amortization                          54            56
    Other taxes                                            31            30
--------------------------------------------------------------------------------
        Total Operating Expenses                          669         1,145
--------------------------------------------------------------------------------

Operating Income                                          153           173
--------------------------------------------------------------------------------

Other Income (Loss):
    Other income, including allowance for
      equity funds used during construction                19            13
    Gain on sale of investments and assets                 15             9
    Impairment of investments                            (244)            -

--------------------------------------------------------------------------------
        Total Other Income (Loss)                        (210)           22
--------------------------------------------------------------------------------

Income (Loss) Before Interest Charges, Income
    Taxes and Preferred Stock Dividends                   (57)          195
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction                               51            62
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities             1             1
------------------------------------------------------------------- ------------

Income (Loss) Before Income Taxes and Preferred
  Stock Dividends                                        (109)          132
Income Tax Expense (Benefit)                              (39)           51
---------------------------------------------------------------------- --------

Income (Loss) Before Preferred Stock Dividends            (70)           81

Cash Dividends on Preferred Stock of Subsidiary
   (At stated rates)                                        2             2
---------------------------------------------------------------------- ---------

Net Income (Loss)                                        $(72)          $79
====================================================================== =========
====================================================================== =========

Basic and Diluted Earnings (Loss) Per Share             $(.68)         $.75
Weighted Average Shares Outstanding (millions)          104.7         104.7

See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                   March 31,
Millions of dollars                                            2002       2001
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
    Net income (loss)                                          $(72)       $79
    Adjustments to reconcile net income
      (loss) to net cash provided from operating activities:
        Depreciation and amortization                            55         58
        Amortization of nuclear fuel                              5          1
        Gain on sale of investments and assets                  (15)        (9)
        Hedging activities                                       29         (7)
        Impairment on investments                               244          -
        Allowance for funds used during construction            (10)        (4)
        Over (under) collection, fuel adjustment clauses          4          -
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables                   14         66
            (Increase) decrease in inventories                   37         (4)
            (Increase) decrease in prepayments                    -        (15)
            (Increase) decrease in pension asset                 (7)       (10)
            (Increase) decrease in other regulatory assets        1          1
            Increase (decrease) in deferred income taxes, net  (125)        44
            Increase (decrease) in regulatory liabilities        10         (1)
            Increase (decrease) in postretirement benefits        2          2
            Increase (decrease) in accounts payable             (37)      (112)
            Increase (decrease) in taxes accrued                  8        (45)
        Other, net                                               39        (30)
--------------------------------------------------------------------------------
    Net Cash Provided From Operating Activities                 182         14
--------------------------------------------------------------------------------
Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                                 (117)       (78)
    Proceeds from sale of investments and assets                313         24
    Increase in nonutility property                              (2)       (12)
    Investments in affiliates                                   (16)       (26)
---------------------------------------------------------------------- ---------
---------------------------------------------------------------------- ---------
    Net Cash Provided From (Used For) Investing Activities      178        (92)
---------------------------------------------------------------------- ---------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of  First Mortgage Bonds                       295        149
        Issuance of notes and loans                             397        350
    Repayments:
        First and Refunding Mortgage Bonds                     (104)         -
        First Mortgage Bonds                                      -         (4)
        Notes and loans                                        (402)        (1)
    Dividends and distributions:
        Common stock                                            (32)       (29)
        Preferred stock                                          (3)        (3)
    Short-term borrowings, net                                  (67)      (254)
---------------------------------------------------------------------- ---------
    Net Cash Provided From Financing Activities                  84        208
---------------------------------------------------------------------- ---------
Net Increase In Cash and Temporary Investments                  444        130
Cash and Temporary Investments, January 1                       212        159
---------------------------------------------------------------------- ---------
Cash and Temporary Investments, March 31                       $656       $289
===================================================================== =========
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized
     interest of $3 for 2002 and $2 for                        $38         $44
     2001)
                           - Income taxes                       7            3

Noncash Investing and Financing Activities:
    Unrealized gain on securities available for sale,
      net of tax                                               98         148



   See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
            CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                            March 31,
Millions of dollars                                     2002          2001
----------------------------------------------------------------- -------------

Net Income (Loss)                                      $(72)           $79

Other Comprehensive Income, net of tax:
  Unrealized gains on securities available for sale       93           148
  Unrealized gains (losses) on hedging activities         24            (19)
  Cumulative effect of change in accounting
   for hedging activities                                  -            23
----------------------------------------------------------------- -------------
Total Comprehensive Income (1)                           $45           $231
=============================================================================


(1) Accumulated other comprehensive income (loss) of the Company totaled $4 million and $(113) million as of March 31, 2002 and December 31, 2001, respectively.


See Notes to Condensed Consolidated Financial
Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of March 31, 2002 approximately $234 million and $106 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets, and liabilities of approximately $142 million and $84 million, respectively. The electric and gas regulatory assets of approximately $44 million and $48 million, respectively (excluding deferred income tax assets), are recoverable through rates. The Public Service Commission of South Carolina (SCPSC) and the North Carolina Utilities Commission (NCUC) have reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the SCPSC or the NCUC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. However, ultimate recovery is subject to SCPSC or NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.   New Accounting Standards

         The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 141 requires all future acquisitions to be accounted for utilizing the purchase method. SCANA considers the amounts categorized by the Federal Energy Regulatory Commission (FERC) as "acquisition adjustments" to be goodwill as defined in SFAS 142 and ceased amortization of such amounts upon the adoption of SFAS 142. In 2001, the amount of such amortization expense recorded was $14 million. This amortization related to acquisition adjustments of approximately $466 million carried on the books of Public Service Company of North Carolina, Incorporated
(PSNC) and approximately $40 million carried on the books of South Carolina Pipeline Corporation (SCPC). The Company has no other intangible assets subject to amortization as provided in SFAS 142.

         As required by the provisions of SFAS 142, the Company is performing initial valuation analyses to determine whether these carrying amounts are impaired, and if so, the amount of any write-down which might be recorded as the cumulative effect of the change in accounting principle. As allowed by the Statement, the Company will have completed the initial stage of the analyses by June 30, 2002. If any write-downs are indicated by the analyses, they will be quantified and recorded by the end of 2002. Because the Company is in the early stages of these analyses, the effect, if any, of the adoption of the impairment provisions of the Statement is not known; however, if write-downs are considered necessary, they could be material to the Company's results of operations for 2002.

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

         The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," were effective January 1, 2002. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements from the initial adoption of SFAS 144.

C.  Stock Option Plan

         The Company sponsors the SCANA Corporation Long-Term Equity Compensation Plan (the Plan), under which certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25), and related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation."

D.  Earnings (Loss) Per Share

         Earnings (loss) per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of common shares outstanding for the period. Diluted earnings (loss) per share are computed as net income (loss) divided by the weighted average number of shares of common stock outstanding during the period after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock.

E.  Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

2.        RATE AND OTHER REGULATORY MATTERS

         South Carolina Electric & Gas Company

         Electric

         On April 30, 2002 the SCPSC approved SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

         On September 14, 1999 the SCPSC approved an accelerated capital recovery plan for SCE&G's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The SCPSC approved an accelerated capital recovery methodology wherein SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by SCE&G based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of March 31, 2002 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2001 through March 31, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-March 2002


         In 1994 the SCPSC issued an order approving SCE&G's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 2001, as a result of the annual review, the SCPSC approved SCE&G's request to increase the billing surcharge from 1.1 cents per therm to 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at March 31, 2002 ($21.5 million) prior to the end of the year 2005.

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

         PSNC's benchmark cost of gas in effect during the period January 1, 2001 through March 31, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.690         January 2001
                   $.750         February-March 2001
                   $.650         April-August 2001
                   $.500         September-October 2001
                   $.350         November-December 2001
                   $.300         January 2002
                   $.215         February-March 2002

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

3.       LONG-TERM DEBT

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

         On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

4.      RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2002 approximately $38 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

5.      FINANCIAL INSTRUMENTS

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

        At March 31, 2002 SCANA and SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of SCANA, held marketable equity and debt securities in the following companies in the amounts noted in the table below.


                                                                                                                     Unrealized
Investee                  Securities (a)                                                 Basis     Market (b)    Gain (Loss)
Held By                                                                                                          (c)
----------------------------------------------------------------------------------------------- -------------- ---------------
                                                                                              (Millions of dollars)

DTAG             SCH    18.3 million ordinary shares                                    $258.0  (e)    $274.3       $16.3

ITC              SCH    3.1 million common stock                                           5.8            (d)          n/a
                 SCH    645,153 series A  convertible preferred stock                      7.2            (d)          n/a
                 SCH    133,664 series B convertible preferred stock                       4.0            (d)          n/a

ITC^DeltaCom     SCH    5.1 million common stock                                           4.4            1.6        (2.8)
                 SCH    1.5 million series A convertible preferred stock                   2.6            0.9        (1.7)

                 SCANA  5,215 series B-1 preferred stock convertible into 914,902
                           shares of common stock                                          0.8            0.3        (0.5)
                 SCANA  6,839 series B-2 preferred stock convertible into 2,671,485
                           shares of common stock                                          2.3            0.8        (1.5)
                 SCANA  Warrants to purchase approximately 1.0 million shares of
                            common stock                                                   0.8            0.3        (0.5)

Knology          SCH    7.2 million series A preferred stock, convertible into 7.5         5.0            (d)          n/a
                        million
                         shares of common stock
                 SCH    Warrants to purchase 159,000 shares of series A convertible
                           preferred stock, convertible into 164,900 shares of common                     (d)          n/a
                        stock
                 SCH    8.3 million series C preferred stock, convertible into 8.3        25.0            (d)          n/a
                        million
                           shares of common stock
Knology
 Broadband       SCH    $102,571,000 face amount, 11.875% Senior Discount notes due       79.1            (d)          n/a
                        2007



(a)  Convertible preferred stock is convertible into common stock at any time.

(b) As converted, based on market value of underlying common stock, where applicable.

(c) Amounts are included in accumulated other comprehensive income (loss), net of taxes.

(d)  Market value not readily determinable.

(e) Reflects write-down for "other than temporary" impairment as discussed below.

     Deutsche Telekom AG (DTAG) is an international telecommunications carrier. On March 1, 2002 the Company determined that the decline in value of its investment in DTAG to below its cost basis of $20.30 per share was other than temporary, and recorded an impairment loss of approximately $160 million (after tax). In March 2002 SCH sold 21 million ordinary shares of DTAG at a weighted average price of $14.82 per share through a series of market transactions. The sales resulted in net after tax proceeds of approximately $250 million.

     ITC Holding Company (ITC) holds ownership interests in several Southeastern communications companies. ITC^DeltaCom, Inc. (ITCD) is a regional provider of telecommunications services and an affiliate of ITC. Knology, Inc. (Knology) is a broadband service provider of cable television, telephone and internet services. Knology is an affiliate of ITC. Knology Broadband, Inc. (Knology Broadband) is a wholly-owned subsidiary of Knology and an affiliate of ITC.

Derivatives

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

        Risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to a Risk Management Committee. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for those transactions that are allowed.

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

       The Company recognized losses of approximately $(19.0) million, net of tax and gains of $4.9 million, net of tax as a result of qualifying cash flow hedges whose hedged transactions occurred during the three months ended March 31, 2002 and 2001, respectively. These gains and losses were recorded in cost of gas. Losses due to hedge ineffectiveness were insignificant. The Company estimates that substantially all of the March 31, 2002 balance of $(2) million, net of tax, will be reclassified from accumulated other comprehensive income to earnings in 2002 as an increase in gas cost if market prices remain stable. As of March 31, 2002 substantially all of the Company's cash flow hedges settle by their terms before the end of 2003.

         Certain derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its fuel adjustment clauses. Accordingly, the offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

         The Company also utilizes certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in net income and was insignificant in the periods presented.

Interest Rates

         In May 2001 the Company entered into an interest rate swap agreement to pay variable rate and receive fixed rate interest payments on a notional amount of $300 million. This swap was designated as a fair value hedge of the $300 million medium-term notes also issued in May. The swap agreement was terminated and replaced with another swap agreement to pay variable rate and receive fixed rate interest payments, also designated as a fair value hedge, in August 2001. At March 31, 2002 the estimated fair value of this swap was $1.2 million. In August 2001 the Company received $6.5 million to terminate the original swap. The $6.5 million basis adjustment of the related debt is being amortized as a reduction to interest expense over the ten-year term of the $300 million medium-term notes.

         On December 19, 2001 PSNC entered into two interest rate swap agreements to pay variable rate and receive fixed rate interest payments on a combined notional amount of $44.9 million. These swaps were designated as fair value hedges of PSNC's $12.9 million, 10 percent senior debenture due 2004 and $32.0 million, 8.75 percent senior debenture due 2012. At March 31, 2002 the fair value of these swaps was not significant.

     The fair value of these interest rate swaps is reflected within other deferred debits on the balance sheet. The corresponding hedged fair value change of the debt is also recorded on the balance sheet. The receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

6.       COMMITMENTS AND CONTINGENCIES

         Reference is made to Note 13 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Commitments and contingencies at March 31, 2002 include the following:

A.      Lake Murray Dam Reinforcement

        On October 15, 1999 the FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $250 million and be completed in 2005. Any costs incurred by SCE&G are expected to be recoverable through electric rates.

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

        SCE&G currently maintains policies (for itself and on behalf of Santee Cooper with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.5 million.

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

        South Carolina Electric & Gas Company

        In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of SCE&G's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA expects to issue a Record of Decision dealing with the intermediate aquifer and sediments in June 2002. SCE&G anticipates that major remediation activities will be completed in 2003, with certain monitoring activities continuing until 2007. As of March 31, 2002, SCE&G has spent approximately $17.0 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. SCE&G anticipates that major remediation activities for these three sites will be completed between 2003-2005. SCE&G has spent approximately $2.0 million related to these sites and expects to incur an additional $6.0 million.

         Public Service Company of North Carolina, Incorporated

        PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC estimates that the cost to remediate the sites would range between $11.3 million and $21.9 million. The estimated cost range has not been discounted to present value. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. At March 31, 2002 PSNC has recorded a liability and associated regulatory asset of $9.0 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1.2 million. Management believes that all MGP cleanup costs incurred will be recoverable through gas rates.

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

                        Disclosure of Reportable Segments
                              (Millions of dollars)

----------------------------------------------------------------------------------------------
       Three Months Ended     External  Intersegment  Operating        Net        Segment
         March 31, 2002       Revenue      Revenue  Income (Loss) Income (Loss)    Assets
----------------------------------------------------------------------------------------------

Electric Operations              $302       $149          $87           n/a       $5,124
Gas Distribution                  240          1           54           n/a        1,639
Gas Transmission                   56         73           (8)          n/a          293
Retail Gas Marketing              185          -          n/a          $14           100
Energy Marketing                   39          -          n/a           (1)           73
Telecommunications Investments      -          -            -         (150)          470
All Other                           -          1           21           15           606
Adjustments/Eliminations            -      (224)          (1)           50          (416)
----------------------------------------------------------------------------------------------
Consolidated Total               $822          -        $153          $(72)       $7,889
==============================================================================================


---------------------------------------------------------------------------------------------
       Three Months Ended      External  Intersegment   Operating        Net      Segment
         March 31, 2001        Revenue      Revenue   Income (Loss) Income (Loss)  Assets
---------------------------------------------------------------------------------------------

Electric Operations                $340        $74           $94           n/a     $5,002
Gas Distribution                    385           -           60           n/a      1,654
Gas Transmission                     82         119            -          n/a         292
Retail Gas Marketing                263           -          n/a            $9        160
Energy Marketing                    248           -          n/a             3        138
Telecommunications Investments         -          -            -           (2)        629
All Other                             18          5           21            26        283
Adjustments/Eliminations             (18)     (198)           (2)           43        (357)
--------------------------------------------------------------------------------------------
Consolidated Total               $1,318           -        $173           $79     $7,801
================================== =========== ============ ============ ========== ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ----------------------------------------------------------------------

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001.

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

COMPETITION

Electric Operations

     In South Carolina electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2002. Further, while several companies have announced their intent to site merchant generating plants in the Company's service territory, economic events, environmental concerns and other factors have slowed those efforts. At the Federal level, energy legislation has passed both houses of Congress in 2002, though significant differences exist between the House and Senate versions. Among other things, this legislation would require that one percent of the electric energy sold by retail electric suppliers be generated from renewable energy resources beginning 2005. This requirement would gradually escalate to ten percent in 2019. Substantial penalties would be levied from failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. The Company is not able to predict whether this or similar legislation or regulatory actions will be enacted and, if they are, the impact they will have on the Company.

Gas Transmission

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

Retail Gas Marketing

        In April 2002 Georgia's Governor signed into law the Natural Gas Consumer's Relief Act of 2002 (the Act). The Act attempts to resolve many of the issues surrounding Georgia's deregulated natural gas market with the following significant provisions:

o creates a regulated provider through a bidding process to serve low-income and high credit risk customers, o allows Georgia's 42 non-profit Electric Membership Corporations to set up natural gas affiliates that may seek certification as marketers of natural gas,
o establishes new service quality standards and addresses assignment of interstate assets, and o gives the Georgia Public Service Commission (GPSC) the authority to temporarily regulate rates if more than 90% of customers in a specific area of the state are served by three or fewer marketers.

        The GPSC is responsible to implement and monitor most of the Act's provisions. While SCANA Energy believes the Act represents a balanced approach in addressing deregulation issues for consumers and marketers, the impact the Act will have on SCANA Energy and Georgia's natural gas market cannot be predicted until more details of GPSC's implementation become known.

        SCANA Energy and SCANA's other natural gas distribution, transmission and marketing segments maintain gas inventory and also utilize forward contracts and financial instruments, including futures contracts, to manage their exposure to fluctuating commodity natural gas prices. (See Note 5 of Notes to Condensed Consolidated Financial Statements.) As a part of this risk management process, a portion of SCANA's projected natural gas needs has been purchased or otherwise placed under contract. This factor and others (e.g., the level of bad debts experienced) are, in the aggregate, used to establish retail pricing levels at SCANA Energy. As a result of the regulatory actions discussed above and other downward pricing pressures inherent in the competitive market, SCANA Energy may be unable to sustain its current levels of customers and/or pricing, thereby reducing expected margins and profitability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended March 31, 2002 was 3.47.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the three months ended March 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                         Three Months Ended
                                                             March 31,
Millions of dollars                                   2002           2001
--------------------------------------------------------------------------------

Net cash provided from operating activities            $182              $14
Net cash provided from financing activities              84              208
Cash provided from sale of investments and assets       313               24
Cash and temporary investments available
  at the beginning of the period                        212              159
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Net cash available for  property additions
   and construction expenditures                       $791             $405
================================================================================

Funds used for utility property additions
  and construction expenditures,
  net of noncash allowance for funds
  used during construction                             $117               $78
Funds used for nonutility property additions             $2             $12
================================================================================

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

        On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

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

        In October 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005. Any costs incurred by SCE&G are expected to be recoverable through electric rates.

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in the summer of 2004 and will be supplied with natural gas by SCG Pipeline, Inc. In connection with the facility, SCE&G has signed a 250 megawatt electric supply contract with North Carolina Electric Membership Corporation for a term of at least nine years beginning January 1, 2004.

Environmental Matters

       For information on environmental matters see Note 6C of Notes to Condensed Consolidated Financial Statements.

Other Matters

Radio Service Network

         In April 2002 SCI sold its 800 Mhz radio service network within South Carolina to Motorola, Inc. for an after tax gain of approximately $9 million.

Telecommunications Investments

         For information on telecommunications investments, see Note 5, "Financial Instruments," of Notes to Condensed Consolidated Financial Statements.

Transit

         SCE&G and the City of Columbia (City) have entered into an agreement whereby a regional transit authority will take over operation of SCE&G's transit system effective August 31, 2002. As part of the agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, will convey transit- related property and equipment to the City and will convey the historic Columbia Canal and Hydroelectric Plant to the City. The transaction is subject to various approvals by Federal and state regulatory agencies.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2001

Earnings (Loss) and Dividends

        Earnings (loss) per share of common stock for the three months ended March 31, 2002 and 2001 were as follows:

-------------------------------------------------------------------------------
                                                        Three Months Ended
                                                        2002          2001
----------------------------------------------------------------- -------------

Earnings (loss) derived from:
    Operations                                           $.74         $.71
    Non-recurring items:
       Realized gain from stock investment                .10             -
       Sale of subsidiary assets                             -          .04
       Investment impairment                            (1.52)            -
                                                                  -------------
----------------------------------------------------------------- -------------
       Earnings (loss) per weighted average share       $(.68)        $.75
================================================================= =============

        Earnings per share from operations for the three months ended March 31, 2002 increased $.03 as compared to 2001. The Company experienced a decrease in interest expense of $.06, an increase in its allowance for funds used during construction (AFC) of $.04, improvements in the operating results of its appliance protection and plant management businesses of $.02, decreases in operation and maintenance expense of $.01 and depreciation expense of $.01 and other operational improvements of $.02. These improvements were partially offset by a decline in gas margin of $.12 and in electric margin of $.01.

        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three months ended March 31, 2002 was $6.6 million, compared to $9.6 million for the corresponding period in 2001. As a result of pension income, employee benefit expenses were reduced approximately $3.6 million for the three months ended March 31, 2002, compared to $5.2 million for the corresponding period in 2001. In addition, other income increased $2.0 million for the three months ended March 31, 2002, compared to $3.0 million for the corresponding period in 2001.

        The Company recognized a non-recurring gain of $.10 per share in connection with the sale of Deutsche Telekom AG (DTAG) ordinary shares in March 2002. In March 2002 the Company also recorded an impairment write-down of $1.52 per share related to the other than temporary decline in market value of the Company's investment in DTAG (see Note 5 of Notes to Condensed Consolidated Financial Statements). The Company recognized a gain of $.04 per share in connection with the sale of the assets of SCANA Security in March 2001.

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately nine percent and approximately three percent of income (loss) before taxes for the three months ended March 31, 2002 and 2001, respectively. The increase in AFC for the three months ended March 31, 2002, compared to the corresponding period in 2001, is primarily the result of increased construction expenditures related to the Urquhart gas turbine generator project and the Lake Murray Dam project (see discussion at LIQUIDITY AND CAPITAL RESOURCES).

        The Company's Board of Directors declared the following quarterly dividends on common stock during 2002:

-------------------- --------------------- ------------------- -----------------
Declaration Date     Dividend Per Share    Record Date         Payment Date
-------------------- -----------------------------------------------------------

--------------------
February 21, 2002         $.325           March 8, 2002         April 1, 2002
--------------------
May 2, 2002               $.325           June 10, 2002         July 1, 2002
-------------------- -------------------- --------------------- ----------------

Electric Operations

     Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

 -------------------------------------------------------------------------------
                                             Three Months Ended
 Millions of  dollars                 2002      2001         Change
 -------------------------------------------------------------------------------

 Electric operating revenue         $302.6    $340.2   $(37.6)       (11.1)%
 Less:  Fuel used in generation       74.3      67.3       7.0        10.4%
           Purchased power             5.0      48.5    (43.5)       (89.7)%
 ----------------------------------------------------------------
 Margin                             $223.3    $224.4    $(1.1)       (0.5)%
 ===============================================================================

        Changes in electric operations sales margins for the three months ended March 31, 2002 reflect milder weather, which was partially offset by customer growth. Higher purchased power costs during 2001 related primarily to plant outages for maintenance and repairs.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates, for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

--------------------------------------- ----------------------------------------
                                       Three Months Ended
Millions of  dollars                    2002       2001             Change
--------------------------------------------- ---------- -----------------------

Gas distribution operating revenue  $241.0       $385.5   $(144.5)   (37.5)%
Less: Gas purchased for resale        140.1      $279.5    (139.4)   (49.9)%
--------------------------------------------- ---------- -----------
Margin                              $100.9       $106.0      $(5.1)   (4.8)%
============================================= ========== =======================

        Changes in gas distribution sales margin for the three months ended March 31, 2002 reflect milder weather and weak economic conditions. Revenues and purchases were impacted by extremely high commodity natural gas prices in early 2001.

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins, including transactions with affiliates, for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

--------------------------------------- ------- ------------ ------------ -----

                                      Three Months Ended
Millions of  dollars                  2002        2001             Change
------------------------------------------- ----------- -----------------------

Gas transmission operating revenue  $128.1      $201.3    $(73.2)    (36.4)%
Less: Gas purchased for resale       128.5       192.1     (63.6)    (33.1)%
------------------------------------------- ----------- -----------
Margin                              $(0.4)        $9.2     $(9.6)       *
=========================================== =========== =======================
*Greater than 100%

        Gas transmission sales margins for the three months ended March 31, 2002 decreased primarily as a result of reduced industrial margins due to the unfavorable competitive position of natural gas relative to alternate fuels. Revenues and purchases were impacted by extremely high commodity natural gas prices in early 2001.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail gas marketing revenues and net income for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

---------------------------------- ----------- --------- --------- -----------

                                               Three Months Ended
Millions of  dollars                 2002       2001             Change
---------------------------------- ---------- ---------- ---------------------

Operating revenues                  $185.0      $263.0    $(78.0)    (29.7)%
Net income (loss)                      13.9         9.3       4.6     49.5%
================================== ========== =========== ========= ==========

        Operating revenues for the three months ended March 31, 2002 decreased primarily as a result of the decline in commodity natural gas prices from the record levels experienced in 2001. Net income for the three months improved primarily due to lower bad debt expense and other operating expenses.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income (loss) for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

--------------------------------- ------------ --------- --------- -------------

                                      Three Months Ended
Millions of  dollars                 2002        2001               Change
--------------------------------- ----------- ----------- ----------------------

Operating revenues                  $39.0       $247.7     $(208.7)     (84.3)%
Net income (loss)                     (1.1)         3.5        (4.6)       *
================================= =========== =========== ============ =========
*Greater than 100%

        Operating revenues for the three months ended March 31, 2002 decreased primarily as a result of the decline in commodity natural gas prices from the record levels experienced in 2001and due to less favorable weather than in early 2001. Net income (loss) for the three months ended March 31, 2002 decreased primarily as a result of the winding down of operations for SCANA Energy Trading, LLC during the first quarter of 2002 and the closing of the Midwest office.

Other Operating Expenses

        Changes in other operating expenses for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

--------------------------------------- --------- ---------- --------- --------

                                                   Three Months Ended
Millions of  dollars                      2002       2001            Change
--------------------------------------- ---------- --------- ------------------

Other operation and maintenance           $126.4     $128.3   $(1.9)    (1.5)%
Depreciation and amortization               53.8       55.6    (1.8)    (3.2)%
Other taxes                                 31.2       29.9      1.3     4.3%
--------------------------------------- --------- ---------- ---------
Total                                     $211.4     $213.8   $(2.4)    (1.1)%
======================================= ========= ========== ========= =========

     Other operation and maintenance expense for the three months decreased primarily as a result of lower bad debt expense and other costs. Depreciation and amortization for the three months decreased due to implementation of SFAS 142 and the resulting reduction in amortization expense related to goodwill (see
Note 1B of Notes to Condensed Consolidated Financial Statements), which was partially offset by increases for normal property additions. Other taxes increased due to increased property taxes.

Other Income

        Other income for the three months ended March 31, 2002 decreased when compared to the corresponding period in 2001, primarily due to the investment impairment recorded in March 2002 in connection with the Company's investment in DTAG, which was partially offset by the non-recurring gain recognized in March 2002 in connection with the Company's sale of stock of DTAG, and the March 2001 gain on the sale of the assets of SCANA Security (see Note 5 of Notes to Condensed Consolidated Financial Statements).

Interest Expense

        Interest expense for the three months ended March 31, 2002 decreased when compared to the corresponding period in 2001 primarily due to declining variable interest rates, which was partially offset by increased debt.

Income Taxes

        Income taxes for the three months ended March 31, 2002 decreased approximately $91.0 million when compared to the corresponding period in 2001. This change is primarily due to a reduction of deferred income taxes in connection with the non-recurring investment impairment recorded in March 2002 arising from the Company's investment in DTAG (see Note 5 of Notes to Condensed Consolidated Financial Statements).

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

As of March 31, 2002                                         Expected Maturity Date
--------------------                                         ----------------------
Millions of  dollars
                                                                                     There-                   Fair
Liabilities                      2002      2003      2004       2005       2006       after       Total      Value
---------------------------------------- --------- ---------- ---------- ---------- ---------- ------------ ---------
---------------------------------------- --------- ---------- ---------- ---------- ---------- ------------ ---------

Long-Term Debt:
Fixed Rate ($)                     36.5    298.6     187.1      182.0      162.8     2,174.6     3,041.6    3,027.4
Average Fixed Interest Rate       7.24      6.38       7.58      7.43       8.63         6.79
                                                                                                  6.94
Variable Rate ($)                300.0    202.0      150.0           -          -                  652.0       648.7
                                                                                        -
Average Variable Interest Rate    2.48      2.90       2.50          -          -                    2.61
                                                                                        -

Interest Rate Swap:
Pay Variable/Receive Fixed ($)        -        -        12.9         -          -      332.0       344.9
                                                                                                              0.9
  Average Pay Interest Rate           -        -                     -          -        2.60        2.79
                                                     7.83
  Average Receive Interest Rate       -        -       10.00         -          -        6.21        6.35


     While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

     In addition, the Company has investments in the 11.875 percent senior discount notes (due 2007) of a telecommunications company, the cost basis of which is approximately $79.1 million . As these notes are not publicly traded, determination of their fair value is not practicable.

     Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

As of March 31, 2002
Millions of dollars, except settlement price and strike price

Natural Gas Derivatives:    Expected Maturity in 2002  Expected Maturity in 2003
------------------------- ------------------------------------------------------
                          Settlement  Contract  Fair  Settlement Contract  Fair
                          Price (a)    Amount   Value Price (a)   Amount   Value
Futures Contracts:
  Long($)                    3.47     71.5     72.7     3.89      23.9      29.5
  Short($)                   3.33      0.9      0.7        -        -         -

                            Strike       Contract       Strike         Contract
                             Price        Amount         Price          Amount
                             (a)                         (a)
Options:
  Purchased put (long)($)   $3.47         $31.9              -               -
  Sold put (short)($)       $3.55         $50.1         $2.30            $4.1
------------------------- --------------------------------------- --------------

(a)  Weighted average

     See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

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

     Risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to a Risk Management Committee. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions that are allowed.

     The NYMEX futures information above includes those financial positions of both Energy Marketing and SCPC. The ultimate effects of the hedging activities of SCPC are passed through to its customers through SCPC's fuel adjustment clauses.

     Equity price risk - Investments in telecommunications companies' equity securities are carried at their market value or, if market value is not readily determinable, at their cost. The Company's investments in such securities totaled $325.4 million at March 31, 2002. A temporary decline in value of ten percent would result in a $32.5 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income. An other than temporary decline in value of ten percent would result in a $32.5 million reduction in fair value and a corresponding adjustment to net income, net of tax effect.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                     March 31,     December 31,
Millions of dollars                                     2002           2001
--------------------------------------------------------------------------------
Assets

Utility Plant:
    Electric                                           $4,582         $4,563
    Gas                                                   428            425
    Other                                                 194            188
--------------------------------------------------------------------------------
        Total                                           5,204          5,176
    Less accumulated depreciation and amortization      1,875          1,841
--------------------------------------------------------------------------------
        Total                                           3,329          3,335
    Construction work in progress                         578            511
    Nuclear fuel, net of accumulated amortization          51             45
--------------------------------------------------------------------------------
        Utility Plant, Net                              3,958          3,891
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                   24             24
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Current Assets:
    Cash and temporary investments                         81             78
    Receivables                                           222            212
    Receivables - affiliated companies                      1              4
    Inventories (at average cost):
        Fuel                                               44             39
        Materials and supplies                             50             48
        Emission allowances                                14             13
    Prepayments                                            11              6
--------------------------------------------------------------------------------
        Total Current Assets                              423            400
--------------------------------------------------------------------------------

Deferred Debits:
    Environmental                                          21            24
    Nuclear plant decommissioning fund                     81            79
    Pension asset, net                                    246           239
    Due from affiliates - postretirement benefits          15            15
    Other regulatory assets                               185           193
    Other                                                 106            97
--------------------------------------------------------------------------------
        Total Deferred Debits                             654           647
--------------------------------------------------------------------------------
            Total                                      $5,059        $4,962
================================================================================

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                       March 31,    December 31,
Millions of dollars                                       2002         2001
--------------------------------------------------------------------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                        $1,766       $1,750
    Preferred stock (Not subject to purchase
     or sinking funds)                                      106          106
--------------------------------------------------------------------------------
        Total Stockholders' Investment                    1,872         1,856
Preferred Stock, net (Subject to purchase or
  sinking funds)                                             10            10
Company-Obligated Mandatorily Redeemable
  Preferred Securities of the Company's
    Subsidiary Trust, SCE&G Trust I,
    holding solely $50 million principal
    amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027        50            50
Long-Term Debt, net                                       1,609         1,412
--------------------------------------------------------------------------------
          Total Capitalization                            3,541         3,328
--------------------------------------------------------------------------------

Current Liabilities:
    Short-term borrowings                                     98          165
    Current portion of long-term debt                         26           28
    Accounts payable                                          99           99
    Accounts payable - affiliated companies                   58           78
    Customer deposits                                         20           19
    Taxes accrued                                             20           80
    Interest accrued                                           32           27
    Dividends declared                                         36           42
    Deferred income taxes, net                                 11           12
    Other                                                       6            8
--------------------------------------------------------------------------------
          Total Current Liabilities                          406          558
--------------------------------------------------------------------------------

Deferred Credits:
    Deferred income taxes, net                               623          599
    Deferred investment tax credits                          108          109
    Reserve for nuclear plant decommissioning                 81            79
    Due to affiliates - pension asset                         16            16
    Postretirement benefits                                  124          122
    Regulatory liabilities                                    90            81
    Other                                                     70            70
--------------------------------------------------------------------------------
          Total Deferred Credits                          1,112         1,076
--------------------------------------------------------------------------------
                Total                                    $5,059       $4,962
================================================================================

See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

-------------------------------------------------------------------------------
                                                            Three Months Ended
                                                                 March 31,
Millions of dollars                                          2002     2001
-------------------------------------------------------------------------------

Operating Revenues:
    Electric                                                 $304     $342
    Gas                                                       107      157
-------------------------------------------------------------------------------
        Total Operating Revenues                              411      499
-------------------------------------------------------------------------------

Operating Expenses:
    Fuel used in electric generation                           55       50
    Purchased power (including affiliated purchases)           33       75
    Gas purchased for resale                                   73      119
    Other operation  and maintenance                           83        79
    Depreciation and amortization                              42        40
    Other taxes                                                26        26
-------------------------------------------------------------------------------
        Total Operating Expenses                              312      389
-------------------------------------------------------------------------------

Operating Income                                               99      110
Other Income, Including Allowance for Equity Funds
     Used During Construction                                   9         5
-------------------------------------------------------------------------------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                 108        115
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction                             28        28
Preferred Dividend Requirement of the Company - Obligated
    Mandatorily Redeemable Preferred Securities                 1          1
-------------------------------------------------------------------------------

Income Before Income Taxes and Preferred Stock Dividends       79        86
Income Taxes                                                   27        32
-------------------------------------------------------------------------------


Net Income                                                     52         54
Preferred Stock Cash Dividends Declared (At stated rates)       2          2
-------------------------------------------------------------------------------
Earnings Available for Common Stockholder                     $50         $52
===============================================================================

See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                              Three Months Ended
                                                                    March 31,
Millions of dollars                                             2002        2001
--------------------------------------------------------------------------------

Cash Flows From Operating Activities:
   Net income                                                      $52      $54
      Adjustments to reconcile net income to net cash
        provided from operating activities:
          Depreciation and amortization                             40       41
          Amortization of nuclear fuel                               5        1
          Allowance for funds used during construction             (10)      (4)
          Over (under) collections, fuel adjustment clauses          7      (13)
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                    (7)      42
              (Increase) decrease in inventories                    (8)      (9)
              (Increase) decrease pension asset                     (7)     (10)
              (Increase) decrease other regulatory assets            1        -
              Increase (decrease) deferred income taxes, net        23       25
              Increase (decrease) other regulatory liabilities      10        5
              Increase (decrease) postretirement benefits            2        2
              Increase (decrease) in accounts payable              (20)     (46)
              Increase (decrease) in taxes accrued                 (60)     (51)
          Other, net                                                (2)      (2)
--------------------------------------------------------------------------------
       Net Cash Provided From Operating Activities                  26       35
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
    Utility property additions and construction
      expenditures, net of AFC                                   (103)      (64)
    Proceeds from sale of assets                                    1         -
    Investments                                                    (1)        -
------------------------------------------------------------------------ -------
       Net Cash Used For Investing Activities                    (103)      (64)
------------------------------------------------------------------------ -------

Cash Flows From Financing Activities:
     Proceeds:
         Issuance of First Mortgage Bonds                         295       149
     Repayments:
          First and Refunding Mortgage Bonds                    (104)         -
          Other long-term debt                                    (1)        (1)
     Dividends and distributions:
         Common stock                                            (40)       (42)
         Preferred stock                                          (3)        (3)
     Short-term borrowings, net                                  (67)       (95)
------------------------------------------------------------------------ -------
     Net Cash Provided From Financing Activities                  80          8
------------------------------------------------------------------------ -------

Net Increase (Decrease) In Cash and Temporary Investments          3        (21)
Cash and Temporary Investments, January 1                         78         60
------------------------------------------------------------------------ -------
Cash and Temporary Investments, March 31                         $81        $39
======================================================================== =======
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of
      $4 for 2002 and $2 for 2001)                               $54        $19
                           - Income taxes                         $3          2


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of March 31, 2002 approximately $206 million and $90 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets, and liabilities of approximately $125 million and $79 million, respectively. The electric and gas regulatory assets of approximately $44 million and $37 million, respectively, (excluding deferred income tax assets) are recoverable through rates. The Public Service Commission of South Carolina (SCPSC) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the SCPSC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

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

       The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" were effective January 1, 2002. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements from the initial adoption of SFAS 144.

C.     Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

2.    RATE AND OTHER REGULATORY MATTERS

       Electric

        On April 30, 2002 the SCPSC approved the Company's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 20012

        On September 14, 1999 the SCPSC approved an accelerated capital recovery plan for the Company's Cope Generating Station. The plan was implemented beginning January 1, 2000 for a three-year period. The SCPSC approved an accelerated capital recovery methodology wherein the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates. The amount of the accelerated depreciation will be determined by the Company based on the level of revenues and operating expenses, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year. As of March 31, 2002 no accelerated depreciation has been recorded. The accelerated capital recovery plan will be accomplished through existing customer rates.

        Gas

        The Company's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        The Company's cost of gas component in effect during the period January 1, 2001through March 31, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-March 2002

        In 1994 the SCPSC issued an order approving the Company's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 2001, as a result of the annual review, the SCPSC approved the Company's request to increase the billing surcharge from 1.1cents per therm to 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at March 31, 2002 ($21.5 million) prior to the end of the year 2005.



3.     LONG-TERM DEBT

       On January 31, 2002 the Company issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of the Company's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

4.     RETAINED EARNINGS

       The Company's Restated Articles of Incorporation and the Indenture underlying its First and Refunding Mortgage Bonds contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2002 approximately $38 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5.     COMMITMENTS AND CONTINGENCIES

       Reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Commitments and Contingencies at March 31, 2002 include the following:

A.      Lake Murray Dam Reinforcement

        On October 15, 1999 the Federal Energy Regulatory Commission (FERC) notified the Company of its agreement with the Company's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005. Any costs incurred by the Company are expected to be recoverable through electric rates.

B.      Nuclear Insurance

         The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $9.5 billion. Each reactor licensee is currently liable for up to $88.1 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of V. C. Summer Nuclear Station (Summer Station), would be approximately $58.7 million per incident, but not more than $6.7 million per year.

         The Company currently maintains policies (for itself and on behalf of Santee Cooper) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $15.5 million.

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

C.      Environmental

        The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental cleanup. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and clean up each site. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and cleanup relate primarily to regulated operations. Such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.9 million at March 31, 2002. The deferral includes the estimated costs associated with the following matters.

        In September 1992 the Environmental Protection Agency (EPA) notified the Company, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of the Company's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, the Company was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that the Company conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA expects to issue a Record of Decision dealing with the intermediate aquifer and sediments in June 2002. The Company anticipates that major remediation activities will be completed in 2003, with certain monitoring activities continuing until 2007. As of March 31, 2002, the Company has spent approximately $170 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for these three sites will be completed between 2003-2005. The Company has spent approximately $2.0 million related to these sites and expects to incur an additional $6.0 million.

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

        The Electric Operations segment is comprised of the electric portion of the Company and Fuel Company and is primarily engaged in the generation, transmission, and distribution of electricity. The Company's electric service territory extends into 24 counties covering more than 15,000 square miles in the central, southern, and southwestern portions of South Carolina. Sales of electricity to industrial, commercial, and residential customers are regulated by the SCPSC and by FERC. Fuel Company acquires, owns, and provides financing for the fuel and emission allowances required for the operation of the Company's generation facilities.

        The Gas Distribution segment, comprised of the local distribution operations of the Company, is engaged in the purchase and sale, primarily at retail, of natural gas. The Company's operations extend to 33 counties in South Carolina covering approximately 22,000 square miles.

        The Company's reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operations' product differs from Gas Distribution's, as does the generation process and method of distribution.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

-------------------------------- ------------ ----------------------------------
Three months ended   Electric        Gas        All   Adjustments/ Consolidated
  March 31, 2002    Operations   Distribution  Other  Eliminations    Total
-------------------------------- ------------ ----------------------------------

External  Revenue          $304        $107        -          -         $411
Intersegment Revenue         52           -        -       $(52)           -
Operating Income (Loss)      84          16        -         (1)          99
Segment Assets            5,124         431       $4       (500)       5,059

------------------------------------------ ------------ ------------------------
 Three months ended   Electric        Gas        All   Adjustments/ Consolidated
   March 31, 2001    Operations   Distribution  Other  Eliminations    Total
--------------------------------- ------------ ---------------------------------

External  Revenue         $342       $157         -           -        $499
Intersegment Revenue        47          -         -        $(47)          -
Operating Income (Loss)     89         22         -          (1)        110
Segment Assets           4,707        419         5        (441)      4,690

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
-------------------------------------------------------------------------------


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 2001.

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

COMPETITION

Electric Operations

     In South Carolina electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2002. Further, while several companies have announced their intent to site merchant generating plants in SCE&G's service territory, economic events, environmental concerns and other factors have slowed those efforts. At the Federal level, energy legislation has passed both houses of Congress in 2002, though significant differences exist between the House and Senate versions. Among other things, this legislation would require that one percent of the electric energy sold by retail electric suppliers be generated from renewable energy resources beginning in 2005. This requirement would gradually escalate to ten percent in 2019. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. SCE&G is not able to predict whether this or similar legislation or regulatory action will be enacted and, if they are, the impact they will have on SCE&G.

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

       The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the three months ended March 31, 2002 and 2001:

--------------------------------------------------------------------------------
                                                          Three Months Ended
                                                              March 31,
Millions of dollars                                       2002           2001
-------------------------------------------------------------------- -----------

Net cash provided from operating activities                 $26           $35
Net cash provided from for financing activities              80              8
Cash and temporary cash investments available at
  the beginning of the period                                78             60
-------------------------------------------------------------------- -----------
Net cash available for utility property additions
  and construction expenditures                            $184           $103
==================================================================== ===========
Funds used for utility property additions and
  construction expenditures, net of noncash
  allowance for funds used during construction             $103            $64
==================================================================== ===========

        SCE&G anticipates that the remainder of its 2002 cash requirements will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended March 31, 2002 was 3.69.

         On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

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

         In October 1999 FERC notified SCE&G of its agreement with SCE&G's plan to reinforce Lake Murray Dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005. Any costs incurred by SCE&G are expected to be recoverable through electric rates.

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in the summer of 2004 and will be supplied with natural gas by SCG Pipeline, Inc., an affiliate. In connection with the facility, SCE&G has signed a 250 megawatt electric supply contract with North Carolina Electric Membership Corporation for a term of at least nine years beginning January 1, 2004.

Environmental Matters

        For information on environmental matters see Note 5C of Notes To Condensed Consolidated Financial Statements.

Transit

        SCE&G and the City of Columbia (City) have entered into an agreement whereby a regional transit authority will take over operation of SCE&G's transit system effective August 31, 2002. As part of the agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, will convey transit- related property and equipment to the City and will convey the historic Columbia Canal and Hydroelectric Plant to the City. The transaction is subject to various approvals by Federal and State regulatory agencies.

                              RESULTS OF OPERATIONS
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2001

Earnings and Dividends

         Net income components for the three months ended March 31, 2002 and 2001 were as follows:

  -----------------------------------------------------------------------------
                                         Three Months Ended
  Millions of dollars                     2002      2001          Change
  ----------------------------------------------------------- ----------------

  Net income derived from operations     $52.0      $53.5     $(1.5)    (2.8)%
  ----------------------------------------------------------- ------- ---------

        Net income from operations for the three months ended March 31, 2002 decreased primarily due to milder weather, an increase in other operation and maintenance expense and a weak economy, which were partially offset by customer growth.

        For the last several years, the market value of the Company's retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the three months ended March 31, 2002 was $6.4 million, compared to $9.2 million for the corresponding period in 2001. As a result of pension income, employee benefit expenses were reduced approximately $3.4 million for the three months ended March 31, 2002. For the corresponding period in 2001, employee benefit expenses were reduced approximately $4.8 million. Additionally, other income increased $2.0 million for the three months ended March 31, 2002. For the corresponding period in 2001, other income increased $3.0 million.

        Allowance for funds used during construction (AFC) is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately eleven percent and four percent of income before income taxes for the three months ended March 31, 2002 and 2001, respectively. The increase in AFC for the three months ended March 31, 2002 compared to the corresponding period in 2001, is primarily the result of increased construction expenditures related to the gas turbine generator project and the Lake Murray Dam project (see discussion at LIQUIDITY AND CAPITAL RESOURCES).

        SCE&G's Board of Directors declared the following quarterly dividends on common stock held by SCANA, during 2002:

--------------------- ------------------- ---------------------- ---------------
Declaration Date      Dividend Amount     Quarter Ended          Payment Date
--------------------- ------------------- ---------------------- ---------------

---------------------
February 21, 2002     $34.0 million       March 31, 2002         April 1, 2002
---------------------
May 2, 2002           $38.0 million       June 30, 2002          July 1, 2002
--------------------- ------------------- ---------------------- ---------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

----------------------------------------------------------------------------
                                          Three Months Ended
Millions of dollars              2002         2001          Change
-------------------------------------- ------------ ------------------------

Electric operating revenue      $304.3      $341.5     $(37.2)      (10.9)%
Less:  Fuel used in generation    55.4        50.0                   10.8%
                                                       5.4
          Purchased power         32.9        74.6      (41.7)      (55.9)%
-------------------------------                     -----------
                               -------- -----------
Margin                          $216.0      $216.9      $(0.9)       (0.4)%
======================================= =========== =========== ============

        Changes in electric operations sales margins for the three months ended March 31, 2002 reflect milder weather, which was partially offset by customer growth. Higher purchased power costs during 2001 related primarily to plant outages for repairs and maintenance. Operating revenue decreased due to the effects of milder weather.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins for the three months ended March 31, 2002, when compared to the corresponding period in 2001, were as follows:

----------------------------------------------------------------------------
                                             Three Months Ended
Millions of dollars                    2002      2001         Change
-------------------------------------------- --------- ---------------------

Gas operating revenue                $107.1    $157.1    $(50.0)    (31.8)%
Less:  Gas purchased for resale        72.7     118.9     (46.2)    (38.9)%
----------------------------------                     ----------
                                  ---------- ---------
Margin                                $34.4     $38.2     $(3.8)     (9.9)%
============================================ ========= ========== ==========

       Gas distribution sales margins for the three months ended March 31, 2002 reflect milder weather and a weak economy. Revenues and purchases for the three months ended March 31, 2002 were impacted by extremely high commodity natural gas prices in early 2001. The increased cost of gas was passed on to customers as discussed in Note 2 in Notes To Condensed Consolidated Financial Statements.

 Other Operating Expenses

       Changes in other operating expenses for the three months ended March 31, 2002 when compared to the corresponding period in 2001, were as follows:

-------------------------------------------------------------------------------
                                             Three Months Ended
Millions of dollars                   2002        2001          Change
------------------------------------------- ----------- -----------------------

Other operation  and maintenance     $82.8       $78.9        $3.9        4.9%
Depreciation and amortization         41.5        40.5         1.0        2.5%
Other taxes                           26.5        25.6         0.9        3.5%
------------------------------------                    -----------
                                    ------- -----------
Total                               $150.8      $145.0        $5.8        4.0%
=========================================== =========== =========== ===========

         Other operating expenses for the three months ended March 31, 2002 increased primarily as a result of higher property insurance costs and reduced pension income in 2002. The increase in depreciation and amortization expenses for the three months ended March 31, 2002 resulted primarily from normal property additions. Other taxes increased primarily as a result of increased property taxes.

Other Income

         Other income for the three months ended March 31, 2002 increased when compared to the corresponding period in 2001, primarily as a result of the increase in the equity component of AFC (see AFC discussion at Earnings and Dividends).

Income Taxes

         Income taxes for the three months ended March 31, 2002 decreased when compared to the corresponding period in 2001, primarily as a result of the change in operating income.

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

As of March 31, 2002
Millions of dollars                     Expected Maturity Date

                                                        There-            Fair
Liabilities           2002 2003   2004   2005   2006    after    Total    Value
-------------------------------------- -----------------------------------------
-------------------------------------- -----------------------------------------

Long-Term Debt:
Fixed Rate ($)        26.1 129.7 123.9  173.9   154.6  1,147.8  1,756.0  1,717.7
Average Interest Rate 6.74  6.37  7.52   7.40    8.66     6.91     7.12

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

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

--------------------------------------------------------------------------------
                                                          March 31, December 31,
Millions of dollars                                         2002        2001
--------------------------------------------------------------------------------

Assets
Gas Utility Plant                                              863         $855
    Less accumulated depreciation                              296          288
    Acquisition adjustment, net of accumulated amortization    439          439
--------------------------------------------------------------------------------
           Gas Utility Plant, Net                            1,006        1,006
--------------------------------------------------------------------------------

Nonutility Property and Investments, Net                        29           29
--------------------------------------------------------------------------------

Current Assets:
     Cash and temporary investments                             55           18
     Restricted cash and temporary investments                   2            2
     Receivables (net of allowance for
       uncollectible accounts of $2
        for 2002 and $1 for 2001)                               55           70
     Receivables - affiliated companies                         10           12
     Inventories (at average cost):
        Stored gas                                              27           47
        Materials and supplies                                   8            8
--------------------------------------------------------------------------------
           Total Current Assets                                157          157
--------------------------------------------------------------------------------

Deferred Charges and Other Assets:
     Due from affiliate-pension asset                           11           11
     Regulatory assets                                          11           11
     Other                                                       9            7
--------------------------------------------------------------------------------
            Total Deferred Charges and Other Assets             31           29
--------------------------------------------------------------------------------
                Total                                       $1,223       $1,221
================================================================================
================================================================================

Capitalization and Liabilities
Capitalization:
     Common equity                                            $731         $715
     Long-term debt, net                                       290          290
--------------------------------------------------------------------------------
            Total Capitalization                             1,021        1,005
--------------------------------------------------------------------------------

Current Liabilities:
     Current portion of long-term debt                           4            4
     Accounts payable                                           20           41
     Accounts payable -affiliated companies                      7           10
     Taxes accrued                                              14            5
     Customer prepayments and deposits                          15           17
     Dividends declared and interest accrued                     9            6
     Other                                                       3            3
--------------------------------------------------------------------------------
            Total Current Liabilities                           72           86
--------------------------------------------------------------------------------

Deferred Credits and Other Liabilities:
      Deferred income taxes, net                                86           86
      Deferred investment tax credits                            2            2
      Due to affiliate-postretirement benefits                  12           11
      Regulatory liabilities                                    11           14
      Other                                                     19           17
--------------------------------------------------------------------------------
            Total Deferred Credits and Other Liabilities       130          130
--------------------------------------------------------------------------------
                Total                                       $1,223       $1,221
================================================================================

See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

   ------------------------------------------------------------------
                                           Three Months Ended
                                               March 31,
       Millions of dollars                2002             2001
   -------------------------------------------------- ---------------

       Operating Revenues                  $134             $228
       Cost of Gas                           67              160
   -------------------------------------------------- ---------------
           Gross Margin                      67               68
   -------------------------------------------------- ---------------

       Operating Expenses:
          Operation and maintenance          18               17
          Depreciation and amortization       9               10
          Other taxes                         2                2
   -------------------------------------------------- ---------------
              Total Operating Expenses       29               29
   -------------------------------------------------- ---------------

       Operating Income                      38               39

       Other Income, net                      2                1

       Interest Charges                       6                5
   -------------------------------------------------- ---------------

       Income Before Income Taxes            34               35

       Income Taxes                          13               15
   -------------------------------------------------- ---------------

       Net Income                           $21              $20
   ================================================== ===============

    See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


--------------------------------------------------------------------------------
                                                             Three Months Ended
                                                                 March 31,
Millions of dollars                                            2002     2001
--------------------------------------------------------------------------------


Cash Flows From Operating Activities:
   Net income                                                    $21       $20
   Adjustments to reconcile net income to net cash
     provided from operating activities:
         Depreciation and amortization                            10        12
         Excess distributions (undistributed earnings) of investee -        (1)
         Over (under) collection, fuel adjustment clause          (3)       13
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                16       12
            (Increase) decrease in inventories                     20       10
            (Increase) decrease in regulatory assets                -      (75)
            Increase (decrease) in accounts payable and advances  (24)      (5)
            Increase (decrease) in deferred income taxes, net       -        1
            Increase (decrease) in accrued taxes                    9       18
            Other, net                                             (3)       2
--------------------------------------------------------------------------------
Net Cash Provided From Operating Activities                        46        7
--------------------------------------------------------------------------------

Cash Flows From Investing Activities:
   Construction expenditures                                       (9)     (11)
   Investments                                                      -        5
   Nonutility and other                                             -        2
--------------------------------------------------------------------------------
Net Cash Used For Investing Activities                             (9)      (4)
--------------------------------------------------------------------------------

Cash Flows From Financing Activities:
  Issuance of medium-term notes                                      -      149
  Repayment of short-term borrowings, net                            -     (125)
  Cash dividends                                                     -       (4)
--------------------------------------------------------------------------------
Net Cash Provided  From Financing Activities                         -       20
--------------------------------------------------------------------------------

Net Increase In Cash and Temporary Investments                      37       23
Cash and Temporary Investments, January 1                           18        8
--------------------------------------------------------------------------------
Cash and Temporary Investments, March 31                           $55      $31
================================================================================

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized interest of
  $0.2 for 2002 and $0.3 for 2001)                                $6         $2
                         - Income taxes                            4          -


See Notes to Condensed Consolidated Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2002
                                   (Unaudited)


        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature except as described in Note 2 which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71. This accounting standard requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of March 31, 2002 approximately $11 million and $11 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.4 million. The North Carolina Utilities Commission (NCUC) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the NCUC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.       New Accounting Standards

     The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 141 requires all future acquisitions to be accounted for utilizing the purchase method. The Company considers the amounts categorized by the Federal Energy Regulatory Commission (FERC) as "acquisition adjustments" to be goodwill as defined in SFAS 142 and ceased amortization of such amounts upon the adoption of SFAS 142. For the year ended December 31, 2001, the amount of such amortization expense recorded was $13 million. The Company has no other intangible assets subject to amortization as provided in SFAS 142.

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

         The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," were effective January 1, 2002. This Statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements for the initial adoption of SFAS 144.

C.      Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

  2.    RATE AND OTHER REGULATORY MATTERS

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

         The Company's benchmark cost of gas in effect during the period January 1, 2001 through March 31, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.690         January 2001
                   $.750         February-March 2001
                   $.650         April-August 2001
                   $.500         September-October 2001
                   $.350         November-December 2001
                   $.300         January 2002
                   $.215         February-March 2002

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

3.      FINANCIAL INSTRUMENTS

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

         In December 2001 the Company entered into two interest rate swap agreements to pay variable rates and receive fixed rate interest payments on a combined notional amount of $44.9 million. These swaps were designated as fair value hedges of the Company's $12.9 million, 10% senior debenture due 2004 and $32.0 million, 8.75% senior debenture due 2012. At March 31, 2002 the fair value of these swaps was not significant.

     The fair value of these interest rate swaps is reflected within other deferred debits on the balance sheet. The corresponding hedged fair value change of the debt is also recorded on the balance sheet. The receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

4.      COMMITMENTS AND CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The Company estimates that the cost to remediate the sites would range between $11.3 million and $21.9 million. The estimated cost range has not been discounted to present value. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). At March 31, 2002 the Company has recorded a liability and associated regulatory asset of $9.0 million, which reflects the minimum amount of the range, net of shared cost recovery expected from other PRPs and expenditures for work completed. Amounts incurred to date are approximately $1.2 million. Management believes that all costs incurred will be recoverable through gas rates.

5.       SEGMENT OF BUSINESS INFORMATION

         Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues between Gas Distribution and nonreportable segments were not significant.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)
    ----------------------------------------------------------------------------
    Three months ended       Gas         All      Adjustments/    Consolidated
    March 31, 2002       Distribution   Other     Eliminations        Total
    ----------------------------------------------------------------------------

    External Revenue         $134            -           -            $134
    Operating Income            38        n/a            -                38
    Segment Assets          1,202        $29          $(8)               1,223

    ----------------------------------------------------------------------------
     Three months ended      Gas         All      Adjustments/    Consolidated
    March 31, 2001       Distribution   Other     Eliminations        Total
    ----------------------------------------------------------------------------

    External Revenue         $228            -            -           $228
    Operating Income            39        n/a             -              39
    Segment Assets          1,232         $29         $(25)           1,236

Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC) Annual Report on Form 10-K for the year ended December 31, 2001.

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

Net Income and Dividends

        Net income for the three months ended March 31, 2002 and 2001 was as follows:

Millions of dollars                               2002        2001
-----------------------------------------------------------------------------

Net income derived from continuing operations    $20.8        $20.3
=============================================================================

        The increase in net income from continuing operations reflects the elimination of the amortization of the acquisition adjustment in the amount of $3.3 million (see Note 1B of Notes to Condensed Consolidated Financial Statements). The increase was partially offset by reduced margin, higher operating expenses, and increased interest expense.

        The nature of PSNC's business is seasonal. The quarters ending March 31 and December 31 are generally PSNC's most profitable quarters due to increased demand for natural gas related to higher space heating requirements.

        PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA as follows:

Declaration Date      Dividend Amount    Quarter Ended        Payment Date
----------------      ---------------    -------------        ------------
February 21, 2002     $5.0 million       March 31, 2002       April 1, 2002
May 2, 2002           $4.0 million       June 30, 2002        July 1, 2002

Gas Distribution

         Gas distribution sales margins for 2002 and 2001 were as follows:

  Millions of dollars    2002       2001         Change     % Change
  -----------------------------------------------------------------------------

  Operating revenues     $133.9    $228.4       $(94.5)      (41.4)%
  Less:  Cost of gas       67.4      160.6                   (58.0)%
                                               (93.2)
  ---------------------------------------------------------
  Gross margin           $ 66.5    $ 67.8         $          (1.9)%
                                               (1.3)
  =============================================================================

         Gas distribution sales margin for the quarter ended March 31, 2002 decreased primarily as a result of lower natural gas usage and the effects of a $1 million reduction in rates in August 2001 related to the acquisition of PSNC by SCANA. The decrease in sales margin was partially offset by customer growth.

Operation and Maintenance Expenses

         The $1.3 million increase in operation and maintenance expenses from 2001 is primarily due to higher labor costs.

Depreciation Expense

         Depreciation expense decreased due to the elimination of the amortization of the acquisition adjustment in the amount of $3.3 million (see
Note 1B of Notes to Condensed Consolidated Financial Statements). The decrease is partially offset by additions to plant.

Interest Expense

         Interest expense increased $0.5 million over 2001 as a result of increased borrowings. PSNC issued $150 million of medium-term notes on February 16, 2001. The proceeds from these borrowings were used to reduce short-term debt.

Capital Expansion Program and Liquidity Matters

         PSNC's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC's 2002 construction budget is approximately $41 million, compared to actual construction expenditures for 2001 of $75.3 million. PSNC's ratio of earnings to fixed charges for the 12 months ended March 31, 2002 was 2.3.

         In late 2001 PSNC entered into two interest rate swap agreements to pay variable rates and receive fixed rates on a combined notional amount of $44.9 million. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

PART II.  OTHER  INFORMATION

Item 1.   Legal Proceedings

         SCANA Corporation:

         For information regarding legal proceedings see Notes 4 and 13 of Notes To Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Note 2 and Note 6 of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         South Carolina Electric  & Gas Company:

         For information regarding legal proceedings see Notes 3 and 12, of Notes To Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 2001, and Note 2 and Note 5 " of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

         Public Service Company of North Carolina, Incorporated:

         For information regarding legal proceedings see Notes 5 and 11 of Notes To Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's Annual Report on Form 10-K for the year ended December 31, 2001, and Note 2 and Note 4 of Notes To Condensed Consolidated Financial Statements appearing in this Quarterly Report on Form 10-Q.

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

         B.  Reports on Form 8-K during the first quarter 2002 were as follows:

                SCANA Corporation:

                Date of Report:  January 23, 2002
                Item reported:    Item 7

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




                                  SCANA CORPORATION
                                     (Registrant)




May 15, 2002                      By: s/James E. Swan, IV
                                      ------------------------------
                                     James E. Swan, IV
                                     Controller
                                     (Principal accounting officer)

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



                                   SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                   -------------------------------------
                                                   (Registrant)




May 15, 2002                       By:    s/James E. Swan, IV
                                          ------------------------------------
                                          James E. Swan, IV
                                          Controller
                                          (Principal accounting officer)

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



                         PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                        (Registrant)




May 15, 2002                   By:   s/James E. Swan, IV
                                     ------------------------------------
                                     James E. Swan, IV
                                     Controller
                                     (Principal accounting officer)

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

3.09                   X      Articles of Amendment of PSNC (formerly New Sub
                              II, Inc.) as adopted on February 10, 2001 (Filed as Exhibit 3.02 to Registration Statement No.
                              333-45206)

3.10                   X      Articles of Correction of PSNC dated February 11,
                              2001 (Filed as Exhibit 3.03 to Registration
                              Statement  No. 333-45206)

3.11            X             Articles of Amendment of SCE&G dated March 13,
                              2002 (Filed as Exhibit 3.11 to Form 10-K for the year ended December 31, 2001)

3.12            X             Articles of Amendment of SCE&G dated May 9, 2002
                              (Filed herewith)

3.13    X                     By-Laws of SCANA as revised and amended on
                              December 13, 2001 (Filed  as Exhibit
                              3.01 to Registration Statement No. 333-68266)

3.14            X             By-Laws of SCE&G as amended and adopted on
                              February 22, 2001  (Filed as Exhibit
                              3.05  to Registration Statement No. 333-65460)

3.15                   X      By-Laws of PSNC (formerly New Sub II, Inc.) as
                              revised and amended on February 22, 2001 (Filed as Exhibit 3.01 to Registration Statement No.
                              333-68516)

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

4.05  X      X       Fifth through Fifty-third Supplemental Indentures to
                     Indenture referred to in Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to  the Registration
                     Statements whose file numbers are set forth below
------
                December 1, 1950   Exhibit 2-D     to Registration No. 2-26459
                July 1, 1951       Exhibit 2-E     to Registration No. 2-26459
                June 1, 1953       Exhibit 2-F     to Registration No. 2-26459
                June 1, 1955       Exhibit 2-G     to Registration No. 2-26459
                November 1, 1957   Exhibit 2-H     to Registration No. 2-26459
                September 1, 1958  Exhibit 2-I     to Registration No. 2-26459
                September 1, 1960  Exhibit 2-J     to Registration No. 2-26459
                June 1, 1961       Exhibit 2-K     to Registration No. 2-26459
                December 1, 1965   Exhibit 2-L     to Registration No. 2-26459
                June 1, 1966       Exhibit 2-M     to Registration No. 2-26459
                June 1, 1967       Exhibit 2-N     to Registration No. 2-29693
                September 1, 1968  Exhibit 4-O     to Registration No. 2-31569
                June 1, 1969       Exhibit 4-C     to Registration No. 33-38580
                December 1, 1969   Exhibit 4-O     to Registration No. 2-35388
                June 1, 1970       Exhibit 4-R     to Registration No. 2-37363
                March 1, 1971      Exhibit 2-B-17  to Registration No. 2-40324
                January 1, 1972    Exhibit 2-B     to Registration No. 33-38580
                July 1, 1974       Exhibit 2-A-19  to Registration No. 2-51291
                May 1, 1975        Exhibit 4-C     to Registration No. 33-38580
                July 1, 1975       Exhibit 2-B-21  to Registration No. 2-53908
                February 1, 1976   Exhibit 2-B-22  to Registration No. 2-55304
                December 1, 1976   Exhibit 2-B-23  to Registration No. 2-57936
                March 1, 1977      Exhibit 2-B-24  to Registration No. 2-58662
                May 1, 1977        Exhibit 4-C     to Registration No. 33-38580
                February 1, 1978   Exhibit 4-C     to Registration No. 33-38580
                June 1, 1978       Exhibit 2-A-3   to Registration No. 2-61653
                April 1, 1979      Exhibit 4-C     to Registration No. 33-38580
                June 1, 1979       Exhibit 2-A-3   to Registration No. 33-38580
                April 1, 1980      Exhibit 4-C     to Registration No. 33-38580
                June 1, 1980       Exhibit 4-C     to Registration No. 33-38580
                December 1, 1980   Exhibit 4-C     to Registration No. 33-38580
                April 1, 1981      Exhibit 4-D     to Registration No. 33-49421
------

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

------------
4.06             X    X          Indenture dated as of April 1, 1993 from South
                                 Carolina Electric & Gas Company to NatisBank of
                                 Georgia, National Association (Filed as Exhibit
                                 4-F to Registration Statement No. 33-49421)

------------
4.07             X    X          First Supplemental Indenture to Indenture
                                 referred to in Exhibit 4.06 dated as
                                 of June 1, 1993 (Filed as Exhibit 4-G to
                                 Registration Statement No. 33-49421)

------------
4.08             X    X          Second Supplemental Indenture to Indenture
                                 referred to in Exhibit 4.06 dated
                                 as of June 15, 1993 (Filed as Exhibit 4-G to
                                 Registration Statement No. 33-57955)

------------
4.09             X    X          Trust Agreement for SCE&G Trust I (Filed as
                                 Exhibit 4.03 to Registration Statement No.
                                 333-49960)

------------
4.10             X    X          Certificate of Trust of SCE&G Trust I (Filed as
                                 Exhibit 4.04 to Registration
                                 Statement No. 333-49960)

------------
4.11             X    X          Junior Subordinated Indenture for SCE&G Trust I
                                 (Filed as Exhibit 4.05 to
                                 Registration Statement No. 333-49960)

------------

4.12             X    X          Guarantee Agreement for SCE&G Trust I (Filed as
                                 Exhibit 4.06 to Registration
                                 Statement No. 333-49960)

------------
4.13             X    X          Amended and Restated Trust Agreement for SCE&G
                                 Trust I (Filed as Exhibit 4.07
                                 to Registration Statement No. 333-49960)

------------
4.14             X         X     Indenture dated as of January 1, 1996 between
                                 PSNC and First Union National
                                 Bank of North Carolina, as Trustee (Filed as
                                 Exhibit 4.08 to Registration
                                 Statement No. 333-45206)

------------
4.15             X         X     First Supplemental Indenture dated as of
                                 January 1, 1996, between PSNC and
                                 First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.09
                                 to Registration Statement No. 333-45206)

------------
4.16             X         X     Second Supplemental Indenture dated as of
                                 December 15, 1996 between PSNC and
                                 First Union National Bank of North
                                 Carolina, as Trustee (Filed as
                                 Exhibit 4.10 to Registration
                                 Statement No. 333-45206)
------------

                                  EXHIBIT INDEX

Exhibit   Applicable to Form 10-Q of
No.      SCANA  SCE&G   PSNC Description

4.17       X             X   Third Supplemental Indenture dated as of February
                             10, 2001 between PSNC and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit
                             4.11 to Registration Statement No. 333-45206)

4.18       X             X   Fourth Supplemental Indenture dated as of February
                             12, 2001 between PSNC and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit
                              4.05 to Registration Statement No. 333-68516)

--------
4.19                     X   PSNC $150 million medium-term note issued February
                             16, 2001 (Filed as Exhibit 4.06 to Registration
                             Statement No. 333-68516)

--------
10.01      X                 SCANA Executive Deferred Compensation Plan as
                             amended July 1, 2001 (Filed as Exhibit 10.01 to
                             Form 10-Q for the quarter ended September 30, 2001)

--------
10.02     X                  SCANA Supplemental Executive
                             Retirement Plan as amended July
                             1, 2001 (Filed as Exhibit 10.02
                             to Form 10-Q for the quarter
                             ended September 30, 2001)

--------
10.03    X                   SCANA Key Executive Severance
                             Benefits Plan as amended July 1,
                             2001 (Filed as Exhibit 10.03 to
                             Form 10-Q for the quarter ended
                             September 30, 2001)

--------
10.03a  X                    SCANA Supplementary Key
                             Executive Severance Benefits Plan
                             as amended July 1, 2001 (Filed as
                             Exhibit 10.03a to Form 10-Q for
                             the quarter ended September 30,
                             2001)

--------
10.04  X                     SCANA Performance Share Plan as
                             amended and restated effective
                             January 1, 1998 (Filed as Exhibit
                             10 (e) to Registration Statement
                             No. 333-86803)

--------
10.05      X                 SCANA Long-Term Equity Compensation Plan dated
                             January 2001 filed as Exhibit
                             4.04 to Registration Statement No. 333-37398)

--------
10.06     X                  Description of SCANA Whole Life
                             Option (Filed as Exhibit 10-F to
                             Form 10-K for the year ended
                             December 31, 1991, under cover of
                             Form SE, File No. 1-8809)

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

10.13                   X      Form of Severance Agreement between PSNC and its
                               Executive Officers (Filed as Exhibit 10.05 to
                               Registration Statement No. 333-45206)

10.14                   X      Service Agreement between PSNC and SCANA
                               Services, Inc., effective April 1, 2001
                               (Filed as Exhibit 10.06 to Registration Statement
                               No. 333-45206)

10.15             X            Service Agreement between SCE&G and SCANA
                               Services, Inc., effective April 1, 2001
                               (Filed as Exhibit 10.15 to Form 10-Q for the quarter ended September 30, 2001)