Form 10-Q
period 2002-09-30
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2002-11-12
CIK 754737, 81025, 91882

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                   Description of             Shares Outstanding
Registrant                         Common Stock                 at October 31,
----------                         ------------                 ---------------
2002

SCANA Corporation                   Without Par Value              110,738,310

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

===============================================================================

                                      INDEX
                                                                       Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section....................................  3

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September
               30, 2002 and December 31, 2001 ........................   4
              Condensed Consolidated Statements of  Income for
               the Periods Ended September 30, 2002 and 2001..........   6
              Condensed Consolidated Statements of Cash Flows
               for the Periods Ended September 30, 2002 and 2001......   7
              Condensed Consolidated Statements of Comprehensive
                Income (Loss) for the Periods
                Ended September 30, 2002 and 2001......................  8
              Notes to Condensed Consolidated Financial Statements.....  9

Item 2.   Management's Discussion and Analysis of Financial Condition
           and Results of Operations..................................  20

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..  29

Item 4.   Controls and Procedures.....................................  31


South Carolina Electric & Gas Company Financial Section...............  32

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September
               30, 2002 and December 31, 2001 ........................  33
              Condensed Consolidated Statements of Income for
               the Periods Ended September 30, 2002 and 2001..........  35
              Condensed Consolidated Statements of Cash Flows
               for the Periods Ended September 30, 2002 and 2001......  36
              Notes to Condensed Consolidated Financial Statements....  37

Item 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations.........................  42

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  48

Item 4.  Controls and Procedures......................................  48


Public Service Company of North Carolina, Incorporated Financial
         Section......................................................  49

Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September
                30, 2002 and December 31, 2001 .......................  50
              Condensed Consolidated Statements of Operations for
                the Periods Ended September 30, 2002 and 2001.........  51
              Condensed Consolidated Statements of Cash Flows for
               the Periods Ended September 30, 2002 and 2001..........  52
         Notes to Condensed Consolidated Financial Statements.........  53

Item 2.  Management's Narrative Analysis of Results of Operations.....  57

Item 4.  Control and Procedures.......................................  59

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings............................................  60

Item 6.  Exhibits and Reports on Form 8-K.............................  66


Signatures............................................................  67

Certifications Required by Rule 13a-14 ...............................  70

Exhibit Index.........................................................  76

                                SCANA CORPORATION
                                FINANCIAL SECTION

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                               SCANA CORPORATION
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (Unaudited)


---------------------------------------------------------------------------- ------------------
                                                                ember 30,      December 31,
Millions of dollars                                             2002               2001
---------------------------------------------------------------------------- ------------------
Assets

Utility Plant:
    Electric                                                    5,182             $4,855
    Gas                                                          1,559              1,536
    Other                                                          191                187
---------------------------------------------------------------------------- ------------------
        Total                                                    6,932              6,578
    Accumulated depreciation and amortization                   (2,476)            (2,364)
---------------------------------------------------------------------------- ------------------
        Total                                                   4,456               4,214
    Construction work in progress                                  584                544
    Nuclear fuel, net of accumulated amortization                   44                  45
    Acquisition adjustments, net of accumulated amortization       460                460
---------------------------------------------------------------------------- ------------------
        Utility Plant, Net                                      5,544               5,263
---------------------------------------------------------------------------- ------------------

Nonutility Property, Net of Accumulated Depreciation                91                  93
Investments                                                       192                  191
---------------------------------------------------------------------------- ------------------
---------------------------------------------------------------------------- ------------------
       Nonutility Property and Investments, Net                   283                 284
---------------------------------------------------------------------------- ------------------
---------------------------------------------------------------------------- ------------------

Current Assets:
    Cash and temporary investments                                194                 212
    Receivables (net of allowance for uncollectible accounts of
        $26 and $37)                                               343                424
    Inventories (at average cost):
        Fuel                                                       174                164
        Materials and supplies                                      61                  59
        Emission allowances                                         11                  13
    Prepayments                                                     22                  21
    Investments                                                    151                664
---------------------------------------------------------------------------- ------------------
        Total Current Assets                                       956              1,557
---------------------------------------------------------------------------- ------------------

Deferred Debits:
    Environmental                                                   29                  34
    Nuclear plant decommissioning fund                              84                  79
    Pension asset, net                                             259                 239
    Other regulatory assets                                        232                 210
    Other                                                          192                 156
---------------------------------------------------------------------------- ------------------
        Total Deferred Debits                                      796                718
---------------------------------------------------------------------------- ------------------
            Total                                                 $7,579          $7,822
============================================================================ ==================








                                                                 SCANA CORPORATION
                                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                    (Unaudited)


--------------------------------------------------------------------------------- -----------------
                                                                 September 30,       December 31,
Millions of dollars                                                  2002               2001
--------------------------------------------------------------------------------- -----------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                   $2,183             $2,194
    Preferred stock (Not subject to purchase or sinking funds)         106                106
--------------------------------------------------------------------------------- -----------------
        Total Stockholders' Investment                               2,289              2,300
Preferred Stock, net (Subject to purchase or sinking funds)              9                10
SCE&G-Obligated Mandatorily Redeemable Preferred
    Securities of SCE&G's Subsidiary Trust, SCE&G Trust
    I, holding solely $50 million principal amount
    of the 7.55%Junior Subordinated Debentures of SCE&G,
    due 2027                                                            50                50
Long-Term Debt, net                                                  2,937              2,646
--------------------------------------------------------------------------------- -----------------
        Total Capitalization                                         5,285              5,006
--------------------------------------------------------------------------------- -----------------

Current Liabilities:
    Short-term borrowings                                               233               165
    Current portion of long-term debt                                   299               739
    Accounts payable                                                    213               275
    Customer deposits                                                     46                41
    Taxes accrued                                                         64                82
    Interest accrued                                                      54                45
    Dividends declared                                                    36                34
    Deferred income taxes, net                                            23              154
    Other                                                                 28                26
--------------------------------------------------------------------------------- -----------------
       Total Current Liabilities                                        996             1,561
--------------------------------------------------------------------------------- -----------------

Deferred Credits:
    Deferred income taxes, net                                          739                720
    Deferred investment tax credits                                     115                118
    Reserve for nuclear plant decommissioning                            84                  79
    Postretirement benefits                                             129                122
    Other regulatory liabilities                                        110                100
    Other                                                               121                116
--------------------------------------------------------------------------------- -----------------
        Total Deferred Credits                                        1,298             1,255
--------------------------------------------------------------------------------- -----------------
           Total                                                    $7,579             $7,822
================================================================================= =================

See Notes to Condensed Consolidated Financial Statements.



                                SCANA CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

------------------------------------------------------------------------------------- -------------------------
                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
Millions of dollars, except per share amounts                  2002         2001         2002         2001
----------------------------------------------------------------------- ------------- ----------- -------------

Operating Revenues:
    Electric                                                   $424         $416        $1,075       $1,097
    Gas - regulated                                             136          133           587          775
    Gas - nonregulated                                          134          161           503          897
----------------------------------------------------------------------- ------------- ----------- -------------
        Total Operating Revenues                                694          710        2,165         2,769
----------------------------------------------------------------------- ------------- ----------- -------------

Operating Expenses:
    Fuel used in electric generation                            105            87         271           222
    Purchased power                                                7           43           29           131
    Gas purchased for resale                                    215          235          828         1,383
    Other operation and maintenance                             126          117          383            367
    Depreciation and amortization                                 55           56         163            168
    Other taxes                                                   32           29           95            88
----------------------------------------------------------------------- ------------- ----------- -------------
        Total Operating Expenses                                540          567         1,769        2,359
----------------------------------------------------------------------- ------------- ----------- -------------

Operating Income                                                154           143         396            410
----------------------------------------------------------------------- ------------- ----------- -------------

Other Income:
    Other income, including allowance for equity funds
      used during construction of $6, $4, $18 and $8              17           12           54            43
    Gain on sale of investments and assets                         -             1          31          556
    Impairment of investments                                      -             -       (255)
                                                                                                       -
----------------------------------------------------------------------- ------------- ----------- -------------
        Total Other Income                                        17           13        (170)          599
----------------------------------------------------------------------- ------------- ----------- -------------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                   171           156         226        1,009
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction of $3, $3, $10 and $8                49           52         151           173
Preferred Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                    1             1           3             3
----------------------------------------------------------------------- ------------- ----------- -------------

Income Before Income Taxes and Preferred Stock Dividends         121         103            72          833
Income Taxes                                                      41           38           20          300
----------------------------------------------------------------------- ------------- ----------- -------------

Income Before Preferred Stock Dividends                            80           65           52          533

Cash Dividends on Preferred Stock of Subsidiary
(At stated rates)                                                   2             2           6             6
------------------------------------------------------------------------ ------------- ----------- -------------
------------------------------------------------------------------------ ------------- ----------- -------------

Net Income                                                       $78           $63         $46          $527
======================================================================== ============= =========== =============
======================================================================== ============= =========== =============

Basic and Diluted Earnings Per Share of Common Stock             $.74         $.61         $.44        $5.03
Weighted Average Shares Outstanding (millions)                 104.7        104.7        104.7         104.7

See Notes to Condensed Consolidated Financial Statements.




                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                                September 30,
Millions of dollars                                                          2002             2001
---------------------------------------------------------------------------------------- ---------------

Cash Flows From Operating Activities:
    Net income                                                                $46              $527
    Adjustments to reconcile net income to net cash provided
      from operating activities:
        Depreciation and amortization                                         172                174
        Amortization of nuclear fuel                                           14                  11
        Gain on sale of investments and assets                                 (31)             (556)
        Hedging activities                                                      45               (95)
        Impairment on investments                                             255                   -
        Allowance for funds used during construction                          (28)               (16)
        Over (under) collection, fuel adjustment clauses                      (39)                17
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables                                 82                299
            (Increase) decrease in inventories                                (10)               (53)
            (Increase) decrease in prepayments                                  (1)
                                                                                              (16)
            (Increase) decrease in pension asset                               (20)              (32)
            (Increase) decrease in other regulatory assets                       3                (2)
            Increase (decrease) in deferred income taxes, net                (138)              210
            Increase (decrease) in regulatory liabilities                      32                 18
            Increase (decrease) in postretirement benefits                       7                 6
            Increase (decrease) in accounts payable                           (62)             (235)
            Increase (decrease) in taxes accrued                              (18)                22
            Increase (decrease) in interest accrued                              9                18
        Changes in other assets                                                 (1)                 -
        Changes in other liabilities                                           33                (27)
---------------------------------------------------------------------------------------- ---------------
    Net Cash Provided From Operating Activities                               350               270
---------------------------------------------------------------------------------------- ---------------
Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC     (424)             (311)
    Proceeds from sale of investments and assets                              335                28
    Increase in nonutility property                                           (12)              (35)
    Investments in affiliates                                                  (25)             (43)
---------------------------------------------------------------------------------------- ---------------
---------------------------------------------------------------------------------------- ---------------
    Net Cash Used For Investing Activities                                   (126)             (361)
---------------------------------------------------------------------------------------- ---------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                                      295               149
        Issuance of notes and loans                                           497               654
    Repayments:
        First and Refunding Mortgage Bonds                                   (104)                 -
        Notes and loans                                                      (907)             (308)
        Retirement of preferred stock                                           (1)                -
    Dividends and distributions:
        Common stock                                                         (100)               (92)
        Preferred stock                                                         (6)               (6)
    Short-term borrowings, net                                                 84              (323)
---------------------------------------------------------------------------------------- ---------------
    Net Cash Provided From (Used For) Financing Activities                   (242)               74
---------------------------------------------------------------------------------------- ---------------
Net Decrease In Cash and Temporary Investments                                (18)               (17)
Cash and Temporary Investments, January 1                                     212               159
---------------------------------------------------------------------------------------- ---------------
Cash and Temporary Investments, September 30                                $194               $142
======================================================================================== ===============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $10 and $8)    $142               $162
                           - Income taxes                                     131                 41

Noncash Investing and Financing Activities:
    Unrealized gain  (loss) on securities available for sale, net of tax       17              (294)

See Notes to Condensed Consolidated Financial Statements.




                                                  SCANA CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                     (Unaudited)

----------------------------------------------------------------------- ----------------------- -----------------------
                                                                          Three Months Ended      Nine Months Ended
                                                                            September 30,           September 30,
Millions of dollars                                                        2002        2001        2002        2001
----------------------------------------------------------------------- ----------- ----------- ----------- -----------
----------------------------------------------------------------------- ----------- ----------- ----------- -----------

Net Income                                                                 $78         $63         $46         $527

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on securities available for sale                (12)       (195)        17         (294)
  Unrealized gains (losses) on hedging activities                             1         (10)        28           (63)
  Cumulative effect of change in accounting for hedging activities            -            -          -           23
----------------------------------------------------------------------- ----------- ----------- ----------- -----------
Total Comprehensive Income (Loss) (1)                                      $67        $(142)       $91         $193
======================================================================= =========== =========== =========== ===========

(1) Accumulated other comprehensive loss of the Company totaled $(68) million and $(113) million as of September 30, 2002 and December 31, 2001, respectively.


See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of September 30, 2002 approximately $261 million and $110 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets and liabilities of approximately $140 million and $101 million, respectively. The electric and gas regulatory assets of approximately $51 million and $70 million, respectively (excluding deferred income tax assets), are recoverable through rates. The Public Service Commission of South Carolina (SCPSC) and the North Carolina Utilities Commission (NCUC) have reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the SCPSC or the NCUC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. However, ultimate recovery is subject to SCPSC or NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.   New Accounting Standards

         The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 141 requires all acquisitions to be accounted for utilizing the purchase method. The Company considers the amounts categorized by the Federal Energy Regulatory Commission (FERC) as "acquisition adjustments" to be goodwill as defined in SFAS 142 and ceased amortization of such amounts upon the adoption of SFAS 142. This amortization is related to acquisition adjustments of approximately $466 million carried on the books of Public Service Company of North Carolina, Incorporated
(PSNC) and approximately $40 million carried on the books of South Carolina Pipeline Corporation (SCPC). The Company has no other intangible assets subject to amortization as provided in SFAS 142.

         If the Company had ceased amortization during all periods presented in the condensed consolidated statements of income, net income and basic and diluted earnings per share would have been as follows:

                                                    Three Months Ended        Nine Months Ended
                                                      September 30,             September 30,
(Millions of dollars, except per share amounts)   2002         2001         2002        2001
                                                  ----         ----         ----        ----

Net Income as Reported                              $78         $63           $46       $527
Amortization of Acquisition Adjustment                 -          4              -         11
                                                 ----  -    ----  --        ---- -   ----  --
Net Income as Adjusted                              $78         $67           $46       $538
                                                    ===         ===           ===       ====

Basic and Diluted Earnings Per Share As Reported  $.74         $.61         $.44       $5.03
Amortization of Acquisition Adjustment                 -         .03             -        .10
                                                 ----  -    --   ---      ------ -   ---- ---
Basic and Diluted Earnings Per Share As Adjusted  $.74         $.64         $.44       $5.13
                                                    ====         ====         ====       =====

         SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company's initial analysis indicated that a write-down of the acquisition adjustment associated with PSNC ranging from $200 million to $250 million will be required. The final valuation analysis will be completed by December 31, 2002, and any write-down resulting from the analysis will be recorded as the cumulative effect of a change in accounting principle.

         SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing liabilities related to the future obligation to retire an asset (ARO). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's financial position has not been determined but could be material, particularly in regards to the V. C. Summer Nuclear Station (Summer Station). The Company does not expect that any other ARO liability would be material or subject to accrual due to uncertainty of timing of cash flows. Because any ARO anticipated to be recorded would relate to regulated operations, it is not expected that the initial adoption of the statement will have any impact on results of operations or cash flows.

         The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements from the initial adoption of SFAS 144.

         SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. The provisions of SFAS 145, among other things, discontinue treating gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB)
30. The Company will adopt SFAS 145 effective January 1, 2003, and does not expect that initial adoption will have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS 146 effective January 1, 2003, and does not expect that initial adoption will have any impact on the Company's results of operations, cash flows or financial position.

C.  Stock Option Plan

         The Company sponsors the SCANA Corporation Long-Term Equity Compensation Plan (the Plan), under which certain employees and non-employee directors may receive nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation under APB 25, "Accounting for Stock Issued to Employees" and related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation." At September 30, 2002, options issued and outstanding under the Plan totaled approximately 1.8 million.

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

2. RATE AND OTHER REGULATORY MATTERS

         South Carolina Electric & Gas Company (SCE&G)

         Electric

          SCE&G filed an application with the SCPSC requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects recently completed at Urquhart Station and the Jasper County Generating Station currently under construction. It also includes costs for equipment required for environmental and air quality improvements. Hearings on this request are to be held in late November 2002, with an order expected in February 2003.

         In April 2002 the SCPSC approved SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2001 through September 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-September 2002

        On October 22, 2002, as part of the annual review of gas costs, the SCPSC approved SCE&G's request to increase the cost of gas component from $.596 per therm to $.728 per therm effective with the first billing cycle in November 2002.

         In 1994 the SCPSC issued an order approving SCE&G's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 2002, as a result of the annual review, the SCPSC reaffirmed SCE&G's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at September 30, 2002 ($19.7 million) prior to the end of 2005.

         Public Service Company of North Carolina, Incorporated (PSNC)

         PSNC's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. PSNC revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC's gas purchasing practices annually.

         PSNC's benchmark cost of gas in effect during the period January 1, 2001 through September 30, 2002 was as follows:

 Rate Per Therm    Effective Date          Rate Per Therm   Effective Date

     $.690         January 2001                  $.300      January 2002
     $.750         February-March 2001           $.215      February-June 2002
     $.650         April-August 2001             $.350      July-September 2002
     $.500         September-October 2001
     $.350         November-December 2001

         On October 28, 2002 the NCUC approved PSNC's request to increase the benchmark cost of gas from $.350 per therm to $.410 per therm effective for service rendered on and after November 1, 2002.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC's requests for disbursement of up to $28.4 million from PSNC's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. PSNC estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed in 2001. The Jackson County portion of the project should be complete by the end of 2002. At September 30, 2002 approximately $14.5 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in each of August 2000 and August 2001, and agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

        South Carolina Pipeline Corporation (SCPC)

        SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. In an order dated August 15, 2002 the SCPSC found that for the period January 2001 through March 2002 SCPC's gas purchasing policies and practices were prudent and the gas cost recovery provisions of its gas tariff were properly adhered to.

3. LONG-TERM DEBT

        On January 31, 2002 SCANA issued $250 million of medium-term notes maturing February 1, 2012 and bearing a fixed interest rate of 6.25 percent. Also on January 31, 2002 SCANA issued $150 million of two-year floating rate notes maturing February 1, 2004. The interest rate on the floating rate notes is reset quarterly based on three-month LIBOR plus 62.5 basis points. Proceeds from these issuances were used to refinance $400 million of two-year floating rate notes that matured February 8, 2002, which had been issued to finance SCANA's acquisition of PSNC.

        On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its $103.5 million First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

     On July 15, 2002 SCANA retired at maturity $300 million of floating rate medium-term notes. The notes were bearing interest at a rate of 4.063 percent at maturity.

        On August 15, 2002 SCANA issued $100 million one-year floating rate medium term notes maturing August 15, 2003. The interest rate on the notes is reset quarterly based on three-month LIBOR plus 87.5 basis points. The proceeds were used for general corporate purposes.

4. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be payable on its common stock. However, the Restated Articles of Incorporation of SCE&G contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2002 approximately $40 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

5. FINANCIAL INSTRUMENTS

        Investments

        SCANA and certain of its subsidiaries hold investments in marketable securities, some of which are subject to SFAS 115 mark-to-market accounting and some of which are considered cost basis investments for which determination of fair value historically has been considered impracticable. Equity holdings subject to SFAS 115 are categorized as "available for sale" and are carried at quoted market, with any unrealized gains and losses credited or charged to other comprehensive income (loss) within common equity on the Company's balance sheet. Debt securities are categorized as "held to maturity" and are carried at amortized cost. When indicated, and in accordance with its stated accounting policy, the Company performs periodic assessments of whether any decline in the value of these securities to amounts below the Company's cost basis is other than temporary. When other than temporary declines occur, write-downs are recorded through operations, and new (lower) cost bases are established.

        At September 30, 2002 SCANA and SCANA Communications Holdings, Inc.
(SCH), a wholly owned, indirect subsidiary of SCANA, held marketable equity and debt securities in the following companies in the amounts noted in the table below.

                                                                                                      As of September 30, 2002
                                                                                                                       Unrealized
Investee           Held   Securities (a)                                                   Basis      Market     Gain (Loss)
By                                                                                                               (b)
------------------------- --------------------------------------------------------------- -------- ------------- ---------------
                                                                                                  (Millions of dollars)

DTAG           SCH        18.3 million ordinary shares                                     $258.0        $151.4     $(106.6)

ITC            SCH        3.1 million shares common stock                                     5.8           (c)          n/a
               SCH        645,153 shares series A  convertible preferred stock                7.2           (c)          n/a
               SCH        133,664 shares series B convertible preferred stock                 4.0           (c)          n/a

ITC^DeltaCom   SCH        5.1 million shares common stock                                       -             -            -
               SCH        1.5 million shares series A convertible preferred stock               -             -            -

               SCANA      5,318 shares series B-1 preferred stock convertible into
                          932,894
                             shares of common stock                                             -             -            -
               SCANA      6,973 shares series B-2 preferred stock convertible into
                          2,723,828
                             shares of common stock                                             -             -            -
               SCANA      Warrants to purchase approximately 1.0 million shares of
                              common stock                                                      -             -            -

Knology        SCH        7.2 million shares series A preferred stock, convertible into
                          7.5
                             million shares of common stock                                  14.0           (c)          n/a
               SCH        Warrants to purchase 159,180 shares series A convertible
                             preferred stock, convertible into 165,086 shares of common         -           (c)          n/a
                          stock
               SCH        8.3 million shares series C preferred stock, convertible into
                          8.3
                             million shares of common stock                                  15.6           (c)          n/a
Knology
 Broadband     SCH        $118,071,000 face amount, 11.875% Senior Discount notes due        82.1           (d)          n/a
                                2007

(a) Convertible preferred stock is convertible into common stock at any time.
(b) Amounts are included in accumulated other comprehensive income (loss), net of taxes. (c) Market value not readily determinable.
(d) Market value not readily determinable, classified as held to maturity.

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

        ITC Holding Company (ITC) holds ownership interests in several Southeastern communications companies. ITC^DeltaCom, Inc. (ITCD) is a regional provider of telecommunications services. Knology, Inc. (Knology) is a broadband service provider of cable television, telephone and internet services. Knology Broadband, Inc. (Knology Broadband) is a wholly-owned subsidiary of Knology.

        In June 2002 ITCD announced plans for a reorganization and entered into Chapter 11 bankruptcy. As a result the Company and SCH wrote off their investments in ITCD in the second quarter and recorded an aggregate impairment charge of approximately $7.0 million (after tax). The bankruptcy court accepted the reorganization plan, and ITCD emerged from bankruptcy on October 29, 2002. In connection with ITCD's emergence from bankruptcy, SCH provided $15 million in preferred equity financing.

        In July 2002 Knology negotiated a potential exchange of its Knology Broadband discount notes for a combination of new notes and new preferred stock. In contemplation of the anticipated exchange, the Company recorded an impairment loss of approximately $0.3 million (after-tax) in the second quarter. Because the exchange offer did not result in the requisite minimum tender of notes, in the third quarter Knology filed a prepackaged Chapter 11 bankruptcy plan which reflected the same terms of exchange. The bankruptcy court accepted the reorganization plan, and in connection with Knology's emergence from bankruptcy, SCH purchased an additional 6.5 million shares of series C preferred stock for approximately $19.5 million.

Derivatives

        Effective January 1, 2001 the Company adopted SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. SFAS 133 requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income (loss), depending upon the intended use of the derivative and the resulting designation.

        The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

        Risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to a Risk Management Committee, which is comprised of certain officers and senior officers of the Company. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for those transactions that are allowed.

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

        As a result of adopting SFAS 133, the Company recorded a credit to other comprehensive income (loss) of approximately $23.0 million, net of tax, as the effect of the change in accounting principle (transition adjustment) on January 1, 2001. This amount represents the reclassification of unrealized gains that were deferred and reported as liabilities at December 31, 2000. Substantially all of this amount was reclassified into earnings in 2001 as a component of gas cost.

        The Company recognized gains (losses) of approximately $0.1 million and $(21.9) million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three and nine months ended September 30, 2002, respectively. The Company recognized losses of approximately $(7.4) million and $(2.8) million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three and nine months ended September 30, 2001, respectively. These gains and losses were recorded in cost of gas. The Company estimates that most of the September 30, 2002 unrealized gain balance of $2.2 million, net of tax, will be reclassified from accumulated other comprehensive loss to earnings in 2002 as a decrease to realized gas cost if market prices remain stable. As of September 30, 2002 all of the Company's cash flow hedges settle by their terms before the end of 2005.

       Certain derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

       The Company also utilizes certain derivative instruments that do not qualify as hedges. The change in fair value of these derivatives is recorded in net income and was insignificant in the periods presented.

Interest Rates

       In May 2001 the Company entered into an interest rate swap agreement to pay variable rate and receive fixed rate interest payments on a notional amount of $300 million. This swap was designated as a fair value hedge of the $300 million medium-term notes also issued in May 2001. The swap agreement was terminated and replaced with another swap agreement to pay variable rate and receive fixed rate interest payments, also designated as a fair value hedge, in August 2001. In August 2001 the Company received $6.5 million to terminate the original swap. The $6.5 million basis adjustment of the related debt is being amortized as a reduction to interest expense over the ten-year term of the $300 million medium-term notes. At September 30, 2002 the estimated fair value of the new swap was $44.1 million.

       In December 2001 PSNC entered into two interest rate swap agreements to pay variable rate and receive fixed rate interest payments on a combined notional amount of $44.9 million. These swaps were designated as fair value hedges of PSNC's $12.9 million, 10 percent senior debenture due 2004 and $32.0 million, 8.75 percent senior debenture due 2012. At September 30, 2002 the estimated fair value of these swaps was $3.3 million.

       The fair value of these interest rate swaps is reflected within other deferred debits on the balance sheet. The fair value of the debt that is hedged is recorded in long-term debt. The receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

6. COMMITMENTS AND CONTINGENCIES

       Reference is made to Note 13 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Commitments and contingencies at September 30, 2002 include the following:

A.     Lake Murray Dam Reinforcement

       In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $250 million and be completed in 2005.

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

        South Carolina Electric & Gas Company

        At SCE&G, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.7 million at September 30, 2002. The deferral includes the estimated costs associated with the following matters.

        In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of SCE&G's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA issued a Record of Decision dealing with the intermediate aquifer and sediments in October 2002. The Record of Decision affirmed SCE&G's proposed remediation approach. A Remedial Design Work Plan will be prepared by SCE&G by early 2003 for agency input and concurrence. SCE&G anticipates that the remaining remediation activities will be implemented in 2003, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2002, SCE&G has spent approximately $18.8 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. SCE&G anticipates that major remediation activities for these three sites will be completed before 2006. SCE&G has spent approximately $2.1 million related to these sites and expects to spend an additional $5.9 million.

        Public Service Company of North Carolina, Incorporated

        PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties
(PRPs). In September 2002 an allocation agreement was reached relieving PSNC of liability for two of the seven sites. PSNC has recorded a liability and associated regulatory asset of $8.0 million, which reflects the estimated remaining liability at September 30, 2002. Amounts incurred to date that have not been recovered through gas rates are approximately $1.1 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

D.      Long-Term Natural Gas Contract

        During 2001 the Company entered into a 15 year take-and-pay contract (2004-2019) for the purchase of 190,000 DT/day of natural gas. The last condition precedent to the contract was fulfilled during the third quarter 2002. All of the natural gas requirements of the new Jasper generating plant, scheduled to be operational in 2004, will be provided by this contract. The Jasper generating plant average usage (on an annual basis) is expected to approximate 77,600 DT/day. Natural gas not required by the Jasper plant will be otherwise used by the Company and/or marketed to commercial and industrial customers.

  7. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC and meets SFAS 131 criteria for aggregation.

                        Disclosure of Reportable Segments
                              (Millions of dollars)

---------------------------------- ------------- -------------- --------------- -----------------
       Three Months Ended            External    Intersegment     Operating           Net
       September 30, 2002            Revenue        Revenue     Income (Loss)    Income (Loss)
---------------------------------- ------------- -------------- --------------- -----------------

Electric Operations                    $424          $166            $166              n/a
Gas Distribution                          85              1            (12)            n/a
Gas Transmission                          51            54               6             n/a
Retail Gas Marketing                     106              -            n/a             $(2)
Energy Marketing                          28              -            n/a              (1)
Telecommunications Investments              -             -              -              (1)
All Other                                   -             2              -              (1)
Adjustments/Eliminations                    -         (223)             (6)             83
---------------------------------- ------------- -------------- --------------- -----------------
Consolidated Total                     $694               -          $154             $78
================================== ============= ============== =============== =================

------------------------------------ ------------ -------------- ---------------- -----------------
        Three Months Ended            External    Intersegment      Operating           Net
        September 30, 2001             Revenue       Revenue      Income (Loss)    Income (Loss)
------------------------------------ ------------ -------------- ---------------- -----------------

Electric Operations                     $416          $163            $154                n/a
Gas Distribution                           90              1            (14)              n/a
Gas Transmission                           43            33                5              n/a
Retail Gas Marketing                      116              -             n/a             $(2)
Energy Marketing                           45              -             n/a                -
Telecommunications Investments               -             -               -               (3)
All Other                                    -             -               -               (3)
Adjustments/Eliminations                     -         (197)              (2)              71
------------------------------------ ------------ -------------- ---------------- -----------------
------------------------------------ ------------ -------------- ---------------- -----------------
Consolidated Total                      $710               -           $143              $63
==================================== ============ ============== ================ =================





-------------------------------------------- -------------- --------------- ----------------- ---------------
        Nine Months Ended        External    Intersegment     Operating           Net            Segment
       September 30, 2002        Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
-------------------------------------------- -------------- --------------- ----------------- ---------------

Electric Operations                $1,075        $459            $339                   n/a       $5,359
Gas Distribution                      428            1              40                  n/a        1,602
Gas Transmission                     159          185                3            n/a                 305
Retail Gas Marketing                  403            -             n/a             $12                 74
Energy Marketing                      100            -             n/a              (4)                43
Telecommunications Investments           -           -                -          (154)                341
All Other                                -           5                -               2               291
Adjustments/Eliminations                 -       (650)              14             190              (436)
-------------------------------------------- -------------- --------------- ----------------- ---------------
Consolidated Total                $2,165             -           $396             $46             $7,579
============================================ ============== =============== ================= ===============

-------------------------------------------- --------------- ---------------- ---------------- --------------
        Nine Months Ended        External     Intersegment      Operating           Net           Segment
       September 30, 2001        Revenue        Revenue          Income           Income          Assets
-------------------------------------------- --------------- ---------------- ---------------- --------------

Electric Operations                $1,097         $435            $345                n/a         $4,878
Gas Distribution                      600              1             39               n/a           1,579
Gas Transmission                      176          199                 9              n/a             313
Retail Gas Marketing                  500             -             n/a                 5              96
Energy Marketing                      396             -             n/a                 5              94
Telecommunications Investments           -            -                -             347              729
All Other                                -            -                -             (10)             431
Adjustments/Eliminations                 -        (635)               17             180             (580)
-------------------------------------------- --------------- ---------------- ---------------- --------------
-------------------------------------------- --------------- ---------------- ---------------- --------------
Consolidated Total                $2,769              -           $410             $527           $7,540
============================================ =============== ================ ================ ==============
============================================ =============== ================ ================ ==============


8. SUBSEQUENT EVENTS

         A. On October 15, 2002 SCE&G transferred its transit system to the City of Columbia, South Carolina (City). As part of the transfer agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, has conveyed transit-related property and equipment to the City and has conveyed the historic Columbia Canal and Hydroelectric Plant to the City. SCE&G will also pay the Central Midlands Regional Transit Authority up to $3 million as matching funds for Federal Transit Administration grants for the purchase of new transit coaches and a new transit facility.

         B. On October 16, 2002 the Company sold 6 million shares of common stock and received net proceeds of approximately $146 million. On October 17, 2002 the Company made an equity contribution to SCE&G of $150 million.

         C. On November 8, 2002 the South Carolina Jobs - Economic Development Authority (JEDA) issued, and SCE&G received the proceeds of, an aggregate of $90.4 million principal amount of Industrial Revenue Bonds Series 2002A and 2002B (the Bonds). The Bonds bear interest at rates ranging from 4.2 percent to
5.45 percent, with maturities ranging from 2012 to 2032. Proceeds from the Bonds will be used to refund an aggregate amount of $62.3 million principal amount of Pollution Control Revenue Bonds and to pay the costs of solid waste disposal facilities at two of SCE&G's electric generating plants.

         D. On November 6, 2002 SCH sold 275,000 ordinary shares of DTAG at a price of approximately $12.50 per share. The sale resulted in net after-tax proceeds of approximately $2.8 million. In addition, SCH determined that the decline in value of its investment in DTAG to below its cost basis of $14.09 per share was other than temporary, and will record an impairment loss of approximately $18.9 million (after-tax) in the fourth quarter 2002.


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

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility and nonutility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) performance of the Company's pension plan assets, (11) inflation, (12) changes in environmental regulations,
(13) volatility in commodity natural gas markets and (14) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the SEC. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

        In South Carolina electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2002 and 2003. Further, while several companies have announced their intent to site merchant generating plants in the Company's service territory, economic events, environmental concerns and other factors have slowed those efforts. At the Federal level, energy legislation has passed both houses of Congress in 2002, though significant differences exist between the House and Senate versions. Among other things, this legislation would require that one percent of the electric energy sold by retail electric suppliers be generated from renewable energy resources beginning in 2005. This requirement would escalate to ten percent in 2019. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements.

        In June 2002 the Company and the other two electric utilities that formed GridSouth Transco LLC (GridSouth) suspended implementation of GridSouth. Though the three companies continue to support the regional transmission organization (RTO) concept, GridSouth implementation was suspended pending the issuance and evaluation of new FERC directives. In July 2002 FERC issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design which proposes sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and will attempt, in large measure, to standardize the national energy market. While it is anticipated that significant change to the NOPR may occur and that implementation, presently scheduled for September 2004, may not occur for some time, any rules standardizing the markets may have significant impact on the Company's access to or cost of power for its native load customers and on the Company's marketing of power outside its service territory. The Company is currently evaluating this NOPR to determine what effect it will have on the Company's operations. Additional directives from FERC are expected later in 2002.

       The Company is not able to predict whether the preceding or similar legislative or regulatory actions will be enacted and, if they are, the impact they will have on the Company.

Gas Transmission

        In September 2002 SCG Pipeline, Inc. (SCG) received approval from FERC to acquire an interest in an existing pipeline and to build a pipeline from Elba Island, Georgia to Jasper County, South Carolina. When operational, SCG will provide interstate transportation services for natural gas to markets in southeastern Georgia and South Carolina. SCG will transport natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG at Elba Island, near Savannah, Georgia. The endpoint of SCG's pipeline will be at the site of the natural gas-fired generating station that SCE&G is building in Jasper County, South Carolina. Construction of the pipeline is expected to begin in early 2003, with completion expected in the fall of 2003.

Retail Gas Marketing

        In April 2002 Georgia's Governor signed into law the Natural Gas Consumer's Relief Act of 2002 (the Act). The Act attempts to resolve many of the issues surrounding Georgia's deregulated natural gas market with the following significant provisions:

o creates a regulated provider selected through a bidding process to serve low-income and high credit risk customers, o allows Georgia's 42 non-profit Electric Membership Corporations (EMCs) to establish natural gas affiliates that may seek certification as marketers of natural gas,
o establishes new service quality standards and addresses assignment of interstate assets, and o gives the Georgia Public Service Commission (GPSC) the authority to temporarily regulate rates if more than
              90% of customers in a specific area of the state are served by three or fewer marketers.

        The GPSC is responsible for implementing and monitoring most of the Act's provisions. While SCANA Energy believes the Act represents a balanced approach in addressing deregulation issues for consumers and marketers, the impact the Act will have on SCANA Energy and Georgia's natural gas market cannot be predicted until more details of GPSC's implementation become known.

        In June 2002 SCANA Energy won GPSC approval to become the State's regulated provider. In this capacity, SCANA Energy will serve low-income customers generally at below-market rates, subsidized by Georgia's Universal Service Fund, and it will extend service generally at above-market rates to high credit risk customers who have been denied service by other marketers. SCANA Energy began serving these customers on September 1, 2002.

                 In June 2002 the fourth largest marketer in Georgia's natural gas market declared bankruptcy. In July 2002 a subsidiary of Southern Company completed its purchase of the bankrupt marketer's Georgia operations. Southern Company, through a subsidiary, sells electricity to approximately two million customers in Georgia. Southern Company is anticipated to be a significant competitor in the Georgia natural gas market. In addition, an affiliate of one EMC has been certified by the GPSC as a gas marketer, and the application of another EMC is pending. At October 31, 2002 the top three marketers (which includes SCANA Energy) served approximately 80% of Georgia's natural gas market.

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

LIQUIDITY AND CAPITAL RESOURCES

       The Company's contractual cash obligations as of September 30, 2002 are summarized below.

                          Contractual Cash Obligations

                                               4th Quarter             After
September 30, 2002              Total   2002   1-3 years    4-5 years   5 years
------------------              -----   ----   ---------    ---------   -------
(Millions of Dollars)

Long-term and short-term debt
  (including interest)          $5,761   $310    $1,397        $471     $3,583
Preferred stock sinking funds       10      -         2          1           7
Capital leases                       3      -         3          -           -
Operating leases                    88      4       46          20         18
Other commercial commitments     6,835     445    1,818         709      3,863

         Included in other commercial commitments are estimated obligations under forward contracts for natural gas purchases. Many of these forward contracts for natural gas purchases include customary "make-whole" or default provisions, but are not considered to be "take-or-pay" contracts. Also included in other commercial commitments is a "take-and-pay " contract for 190,000 DT/day of natural gas for 15 years, beginning in 2004. This contract will supply the new Jasper generating plant's natural gas requirement, which is expected to average (on an annual basis) 77,600 DT/day. The balance of the natural gas purchases under this contract will be otherwise used by the Company and/or marketed to commercial and industrial customers. Certain of these contracts relate to regulated businesses; therefore, the effects of such contracts on fuel costs are reflected in electric or gas rates.

        The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short-term and long-term indebtedness and sales of additional equity securities. See Notes 3 and 8 of Notes to Condensed Consolidated Financial Statements. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended September 30, 2002 (including the effects of nonrecurring impairment charges) was 1.34.

     On August 6, 2002 SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects recently completed at Urquhart Station and the Jasper County Generating Station currently under construction, both of which are discussed below. The rate request also includes costs for equipment required for environmental and air quality improvements.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2002 and 2001:

--------------------------------------------------------------------------
                                                    Nine Months Ended
                                                      September 30,
Millions of dollars                                 2002          2001
---------------------------------------------------------------------------

Net cash provided from operating activities         $350           $270
Net cash provided from (used for) financing
 activities                                          (242)            74
Cash provided from sale of investments and assets     335             28
Funds used for investments                            (25)           (43)
Cash and temporary investments available at
  the beginning of the period                         212           159
---------------------------------------------------------------------------
---------------------------------------------------------------------------
Net cash available for  property additions
  and construction expenditures                       $630           $488
===========================================================================

Funds used for utility property additions and
  construction expenditures, net of noncash
  allowance for funds used during construction       $424           $311
Funds used for nonutility property additions           12             35
===========================================================================


CAPITAL TRANSACTIONS

        On January 31, 2002 SCANA issued $250 million of medium-term notes maturing February 1, 2012 and bearing a fixed interest rate of 6.25 percent. Also on January 31, 2002 SCANA issued $150 million of two-year floating rate notes maturing February 1, 2004. The interest rate on the floating rate notes is reset quarterly based on three-month LIBOR plus 62.5 basis points. Proceeds from these issuances were used to refinance $400 million of two-year floating rate notes that matured February 8, 2002, which had been issued to finance SCANA's acquisition of PSNC.

        On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its $103.5 million First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

        On April 24, 2002 SCANA redeemed $202 million of floating rate medium-term notes that were set to mature January 24, 2003. The notes were bearing interest at a rate of 2.90 percent at the time of redemption.

     On July 15, 2002 SCANA retired at maturity $300 million of floating rate medium-term notes. The notes were bearing interest at a rate of 4.063 percent at maturity.

        On August 15, 2002 SCANA issued $100 million one-year floating rate medium-term notes maturing August 15, 2003. The interest rate on the notes is reset quarterly based on three-month LIBOR plus 87.5 basis points. The proceeds were used for general corporate purposes.

        On October 16, 2002 SCANA sold 6 million shares of common stock and received net proceeds of approximately $146 million. On October 17, 2002 SCANA made an equity contribution to SCE&G of $150 million.

         On November 8, 2002 the South Carolina Jobs - Economic Development Authority (JEDA) issued, and SCE&G received the proceeds of, an aggregate of $90.4 million principal amount of Industrial Revenue Bonds Series 2002A and 2002B (the Bonds). The Bonds bear interest at rates ranging from 4.2 percent to
5.45 percent, with maturities ranging from 2012 to 2032. Proceeds from the Bonds will be used to refund an aggregate amount of $62.3 million principal amount of Pollution Control Revenue Bonds and to pay the costs of solid waste disposal facilities at two of SCE&G's electric generating plants.


CAPITAL PROJECTS

        SCE&G placed in service a $248 million gas turbine generator project in Aiken County, South Carolina in June 2002. Two combined-cycle turbines burn natural gas to produce 340 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station.

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in the summer of 2004. SCG will transport natural gas to the facility (See discussion at Note 6D of Notes to Condensed Consolidated Financial Statements). In connection with the facility, SCE&G has signed an electric supply contract with North Carolina Electric Membership Corporation to supply 350 megawatts in each of 2004 and 2005 and 250 megawatts annually in 2006 through 2012.

     In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new Federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

SECURITIES RATINGS (As of September 30, 2002)

             SCANA                                     SCE&G                                           PSNC
---------------------------------------------- --------------------------------------- --- ----------------------
-------------------------------------- --------------------------------- ------------------------ ---------------
                                       First and
                   Medium-   First     Refunding               Trust
       Rating        Term   Mortgage    Mortgage  Preferred  Preferred    Commercial   Senior       Commercial
       Agency       Notes    Bonds       Bonds      Stock   Securities      Paper    Unsecured        Paper
       ------       -----    -----       -----      -----   ----------      -----    ---------        -----

Moody's               A3        A1          A1      Baa1        A3           P-1         A2            P-1
Standard & Poor's    BBB+       A-          A-       BBB        BBB          A-1         A-            A-1
Fitch Ratings         A-        A+          A+        A          A           F-1        n/a            n/a
-------------------------------------- --------------------------------- ------------------------ ---------------

        The ratings above reflect Standard & Poor's one-notch downgrade in July 2002. The Company does not expect the downgrade to adversely impact its liquidity.

ENVIRONMENTAL MATTERS

        For information on environmental matters see Note 6C of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

Radio Service Network

        In April 2002 SCI sold its 800 Mhz radio service network within South Carolina to Motorola, Inc. for an after-tax gain of approximately $9 million.

Telecommunications Investments

        In June 2002 ITC^DeltaCom, Inc. (ITCD) announced plans for a reorganization and entered into Chapter 11 bankruptcy. As a result the Company and SCANA Communications Holdings, Inc. (SCH) wrote off their investments in ITCD in the second quarter and recorded an aggregate impairment charge of approximately $7.0 million (after tax). The bankruptcy court accepted the reorganization plan, and ITCD emerged from bankruptcy on October 29, 2002. In connection with ITCD's emergence from bankruptcy, SCH provided $15 million in preferred equity financing.

        In July 2002 Knology Inc. (Knology) negotiated a potential exchange of its discount notes for a combination of new notes and new preferred stock. In contemplation of the anticipated exchange, the Company recorded an impairment loss of approximately $0.3 million (after-tax) in the second quarter. Because the exchange offer did not result in the requisite minimum tender of notes, in the third quarter Knology filed a prepackaged Chapter 11 bankruptcy plan which reflected the same terms of exchange. The bankruptcy court accepted the reorganization plan, and in connection with Knology's emergence from bankruptcy, SCH purchased an additional 6.5 million shares of series C preferred stock for approximately $19.5 million on November 6, 2002.

        On November 6, 2002 SCH sold 275,000 ordinary shares of DTAG at a price of approximately $12.50 per share. The sale resulted in net after-tax proceeds of approximately $2.8 million. In addition, SCH determined that the decline in value of its investment in DTAG to below its cost basis of $14.09 per share was other than temporary, and will record an impairment loss of approximately $18.9 million (after-tax) in the fourth quarter 2002.
        For more information on telecommunications investments, see Note 5 of Notes to Condensed Consolidated Financial Statements.

Nuclear Station License Extension

     In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station. If approved, the extension would allow the plant to operate through 2042.

Transit

        On October 15, 2002 SCE&G transferred its transit system to the City of Columbia, South Carolina (City). As part of the transfer agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, has conveyed transit-related property and equipment to the City and has conveyed the historic Columbia Canal and Hydroelectric Plant to the City. SCE&G will also pay the Central Midlands Regional Transit Authority up to $3 million as matching funds for Federal Transit Administration grants for the purchase of new transit coaches and a new transit facility.

Stock Purchase-Savings Plan

        Between April 17, 2002 and August 1, 2002, 265,814 shares of the Company's no par value common stock ("Common Stock") were purchased in open market transactions by AMVESCAP National Trust Company as Trustee of the Company's Stock Purchase-Savings Plan (the Plan). These shares were purchased for the accounts of those employees of the Company and its subsidiaries that participate in the Plan. Under the terms of the Plan, employees may contribute up to 15% of their "eligible earnings" to the Plan and the Company matches the first 6% of such contributions on a dollar-for-dollar basis. The Company believes that the open market purchase of shares by the Trustee should not be deemed to be an offer or sale of securities subject to the registration requirements of the Securities Act of 1933, as amended. Nevertheless, the Company filed a registration statement on August 2, 2002, on Form S-8 (333-97555) registering 5,000,000 shares of Common Stock for sale under the Plan.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2001

Earnings Per Share

        Earnings per share of common stock for the third quarter and year to date periods ended September 30, 2002 and 2001 were as follows:

----------------------------------------------------------------------------------------------
                                               Third Quarter             Year to Date
                                             2002     2001       2002          2001
---------------------------------------------------------------------------------------------


Earnings (loss) derived from:
    Operations                               $.74      $.61     $1.84         $1.61
    Non-recurring items:
       Realized gain from stock investment       -         -        .10         3.38
       Sales of assets of subsidiaries           -         -        .09          .04
       Investment impairments                    -         -      (1.59)            -
                                                                          ---------------
------------------------------------------------------------------------- ---------------
       Earnings per weighted average share   $.74      $.61       $.44         $5.03
========================================================================= ===============

Third Quarter 2002 vs 2001
        Earnings per share from operations increased $.13 primarily due to improved margins from the sale of electricity of $.15, lower interest expense of $.02, lower depreciation and amortization expense of $.01, improved results from non-regulated subsidiaries of $.01 and other increases of $.04. These factors were partially offset by lower gas margins of $.03, higher operation and maintenance expenses of $.06 and higher property taxes of $.01.

Year to Date 2002 vs 2001
        Earnings per share from operations increased $.23 primarily due to improved margins from sales of electricity of $.18, lower interest expense of $.13, improved results from non-regulated subsidiaries of $.07, increased allowance for funds used during construction of $.05, lower depreciation and amortization expense of $.03 and other increases of $.02. These factors were partially offset by lower gas margins of $.16 and higher operation and maintenance expenses of $.09.

        Earnings per share from non-recurring items includes a second quarter 2002 gain from the sale of the Company's radio service network of $.09 and loss from an impairment charge related to the Company's investment in ITCD of $.07. In addition, the Company recognized a non-recurring gain of $.10 per share in connection with the sale of Deutsche Telekom AG (DTAG) ordinary shares in March 2002. In March 2002 the Company also recorded an impairment write-down of $1.52 per share related to the other than temporary decline in market value of the Company's investment in DTAG (see Note 5 of Notes to Condensed Consolidated Financial Statements). In 2001 the Company recorded a gain from the sale of its investment in Powertel, Inc. of $3.38 and a gain from the sale of the assets of SCANA Security of $.04.

Pension Income

        For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. However, pension income in the third quarter and the year to date periods of 2002 decreased significantly compared to corresponding periods in 2001 primarily as a result of a less favorable investment market. Pension income during these periods was recorded on the Company's financial statements as follows:

------------------------------------------------------------------------------
                                           Third Quarter    Year to Date
Millions of dollars                      2002       2001    2002    2001
------------------------------------------------------------------------------
--------------------------------------------------------------------- --------

Income Statement Impact:
  Reduction in employee benefit costs    $1.2       $6.3    $8.1       $16.7
  Increase in other income                4.4        3.7     8.3          9.6
Balance Sheet Impact:
--------------------------------------------------------------------- --------
  Reduction in capital expenditures       0.4        1.7     2.3          4.6
--------------------------------------------------------------------- --------
--------------------------------------------------------------------- --------
Total Pension Income                     $6.0     $11.7    $18.7       $30.9
===================================================================== ========

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately 7 percent and 37 percent of income before taxes and preferred stock dividends for the three and nine months ended September 30, 2002, respectively, compared to approximately 7 percent and 2 percent, respectively, for the corresponding periods in 2001. The increase in AFC is primarily the result of increased construction expenditures related to the Urquhart Station repowering project, the Jasper County Generating Station project and the Lake Murray Dam project (see discussion at LIQUIDITY AND CAPITAL RESOURCES) and the effect of non-recurring items on income before taxes for the year to date periods.

Dividends Declared

        The Company's Board of Directors declared the following dividends on common stock during 2002:

------------------- ----------------------------------------- -----------------
Declaration Date    Dividend Per Share  Record Date           Payment Date
------------------- ----------------------------------------- -----------------

February 21, 2002           $.325       March 8, 2002         April 1, 2002
May 2, 2002                 $.325       June 10, 2002         July 1, 2002
August 1, 2002              $.325       September 10, 2002    October 1, 2002
October 31, 2002            $.325       December 10, 2002     January 1, 2003
------------------- ----------------------------------------- -----------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins were as follows:

 -----------------------------------------------------------------------------------------------------------
                                           Third Quarter                        Year to Date
 Millions of dollars               2002      2001        Change        2002       2001        Change
 ---------------------------------------------------------------------------------------------------------

 Electric operating revenue      $424.2    $416.3    $7.9     1.9%   $1,075.3   $1,097.0  $(21.7)     (2.0%)
 Less:  Fuel used in generation   105.1      86.5    18.6    21.5%      271.0      221.7    49.3     22.2%
           Purchased power          7.3      43.3   (36.0)  (83.1%)      28.7      130.8  (102.1)   (78.1%)
 ----------------------------------------------------------        --------------------------------
 Margin                          $311.8    $286.5   $25.3     8.8%     $775.6     $744.5   $31.1       4.2%
 =============================================================================================================

Third Quarter 2002 vs 2001
        Margin increased primarily due to more favorable weather ($14.7 million) and customer growth ($12.8 million). Fuel used in generation increased and purchased power decreased primarily due to completion of the Urquhart Station repowering project in June 2002.

Year to Date 2002 vs 2001
        Margin increased primarily due to more favorable weather ($14.7 million) and customer growth ($19.3 million). Fuel used in generation increased and purchased power decreased due to completion of the Urquhart Station repowering project in June 2002 and more plants being on line during the period.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC. Changes in the gas distribution sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                            Third Quarter                           Year to Date
Millions of dollars                  2002      2001          Change       2002       2001            Change
--------------------------------------------------------------------------------------------------------------------

Gas distribution operating revenue     $85.7    $90.3  $(4.6)   (5.1%)   $429.1      $600.8   $(171.7)  (28.6%)
Less: Gas purchased for resale          53.9     58.1    (4.2)  (7.2%)    254.9       425.8    (170.9)  (40.1%)
---------------------------------------------------------------         -------------------------------
Margin                                 $31.8    $32.2  $(0.4)   (1.2%)   $174.2      $175.0     $(0.8)    (0.5%)
==================================================================================================================

Third Quarter 2002 vs 2001
        Margin decreased at PSNC ($1.1 million) due primarily to the slow North Carolina economy, which was partially offset at SCE&G ($0.7 million) by an improved competitive position relative to alternate fuels for interruptible customers.

Year to Date 2002 vs 2001
        Margins decreased primarily due to milder weather and weak economic conditions in the first quarter ($3.8 million), which were partially offset by customer growth ($1.6 million) and an improved competitive position relative to alternate fuels for interruptible customers ($1.9 million). Revenues and gas purchases decreased as a result of lower commodity natural gas prices in the first and second quarters.

Gas Transmission

        Gas Transmission is comprised of the operations of South Carolina Pipeline Corporation. Changes in the gas transmission sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------
                                               Third Quarter                           Year to Date
Millions of dollars                  2002     2001          Change         2002       2001           Change
--------------------------------------------------------------------------------------------------------------------

Gas transmission operating revenue   $105.3    $76.2   $29.1     38.2%      $344.3     $374.6    $(30.3)    (8.1%)
Less: Gas purchased for resale         92.2     63.6    28.6     45.0%       319.1      342.3     (23.2)    (6.8%)
---------------------------------------------------------------          --------------------------------
Margin                                $13.1    $12.6    $0.5       4.0%      $25.2      $32.3     $(7.1)  (22.0%)
====================================================================================================================

Third Quarter 2002 vs 2001
        Margin increased primarily due to the favorable competitive position of natural gas relative to alternate fuels and increased sales for electric generation.

Year to Date 2002 vs 2001
        Margin decreased primarily due to the unfavorable competitive position of natural gas relative to alternate fuels in the first quarter, which was partially offset by a favorable competitive position in the second and third quarters and increased sales for electric generation.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's deregulated natural gas market. Retail Gas Marketing also includes industrial sales in the state of Georgia. Retail gas marketing revenues and net income, were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                  Third Quarter                             Year to Date
Millions of dollars                     2002       2001          Change         2002      2001           Change
------------------------------------------------------------------------------------------------------------------------

Operating revenues                     $106.6     $116.0   $(9.4)     (8.1%)   $402.8      $500.0  $(97.2)    (19.4%)
Net income (loss)                        $(2.4)     $(1.9) $(0.5)   (26.3%)     $12.2        $4.8    $7.4        *
========================================================================================================================
*Greater than 100%

Third Quarter 2002 vs 2001
        Operating revenues decreased primarily as a result of the decline in commodity natural gas prices, lower volumes and fewer customers. Net loss increased slightly primarily due to lower gas margins ($3.6 million) partially offset by lower bad debt expense ($2.0 million) and lower interest expense ($0.9 million).

Year to Date 2002 vs 2001
        Operating revenues decreased primarily as a result of the decline in commodity natural gas prices, lower volumes and fewer customers. Net income increased primarily due to lower bad debt expense ($11.9 million) and interest costs ($2.7 million), which were partially offset by lower gas margins ($7.1 million).

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income (loss) were as follows:

------------------------------------------------------------------------------------------------------------------------
                                                  Third Quarter                             Year to Date
Millions of dollars                     2002      2001         Change           2002      2001           Change
------------------------------------------------------------------------------------------------------------------------

Operating revenues                       $27.5     $45.1  $(17.6)   (39.0%)    $100.0      $396.7  $(296.7)    (74.8%)
Net income (loss)                        $(2.6)   $(0.3)   $(2.3)      *         $(5.8)      $4.8    $(10.6)      *
========================================================================================================================
*Greater than 100%

Third Quarter 2002 vs 2001
        Operating revenues decreased primarily as a result of the decline in commodity natural gas prices. Net loss increased primarily as a result of higher bad debt expense in 2002.

Year to Date 2002 vs 2001
        Operating revenues decreased primarily as a result of the decline in commodity natural gas prices and due to less favorable weather in the first and second quarters. The change to a net loss in 2002 from net income in 2001 resulted primarily from the closing of operations of SCANA Energy Trading, LLC during the first quarter of 2002 ($5.7 million), lower margins related to decreased gas prices and decreased volumes in 2002 ($2.3 million), higher bad debt expense in 2002 ($1.3 million) and lower interest earned on margin calls ($0.8 million).

Other Operating Expenses

        Changes in other operating expenses were as follows:

-----------------------------------------------------------------------------------------------------------------
                                           Third Quarter                             Year to Date
Millions of dollars              2002      2001          Change           2002      2001           Change
-----------------------------------------------------------------------------------------------------------------

Other operation and maintenance   $125.4   $116.6    $8.8      7.5%        $383.3    $367.7   $15.6      4.2%
Depreciation and amortization       55.0     56.4    (1.4)    (2.5%)        163.4     168.3     (4.9)   (2.9%)
Other taxes                         31.6     29.4     2.2      7.5%          94.9      88.1      6.8     7.7%
------------------------------------------------------------           -------------------------------
Total                             $212.0   $202.4   $9.6       4.7%        $641.6    $624.1   $17.5      2.8%
=================================================================================================================

Third Quarter 2002 vs 2001
        Other operation and maintenance expenses increased primarily due to reduced pension income ($5.1 million) and increased labor and benefits costs ($4.6 million). Depreciation and amortization decreased primarily due to implementation of SFAS 142 and the resulting elimination of amortization expense related to goodwill ($3.6 million-See Note 1B of Notes to Condensed Consolidated Financial Statements) and normal net property changes ($0.2 million), which was partially offset by increases for the completion of the Urquhart Station repowering project in June 2002 ($2.4 million). Other taxes increased primarily due to increased property taxes.

Year to Date 2002 vs 2001
        Other operation and maintenance expenses increased primarily due to reduced pension income ($8.6 million), increased labor and benefits costs ($9.9 million), increased nuclear refueling maintenance costs ($4.0 million), increased costs at Cope Generating Station and Cogen South ($3.6 million) and higher property insurance costs ($2.8 million), which were partially offset by lower bad debt expense ($14.1 million). Depreciation and amortization expenses decreased primarily due to implementation of SFAS 142 and the resulting elimination of amortization expense related to goodwill ($10.7 million-See Note 1B of Notes to Condensed Consolidated Financial Statements), which was partially offset by increases for the completion of the Urquhart Station repowering project in June 2002 ($3.2 million) and normal net property additions ($2.6 million). Other taxes increased primarily due to increased property taxes.

Other Income (Loss)

Third Quarter and Year to Date 2002 vs 2001
        Other income, including AFC, increased primarily due to construction at Urquhart Station (completed in June 2002), Jasper County and Lake Murray Dam. Other Income (Loss) related to the gain on sale of investments and assets and the impairment of investments are discussed at Earnings Per Share.

Interest Expense

Third Quarter and Year to Date 2002 vs 2001
        Interest expense decreased primarily due to declining interest rates on the Company's debt ($14.0 million) and a reduction in long-term debt ($7.9 million).

Income Taxes

Third Quarter 2002 vs 2001
        Income taxes increased primarily as a result of increased operating income.

Year to Date 2002 vs 2001
        Income taxes decreased primarily due to reductions of deferred income taxes in connection with the non-recurring investment impairments recorded in March and June 2002 arising from the Company's telecommunications investments (see Note 5 of Notes to Condensed Consolidated Financial Statements), which were partially offset in March and April 2002 by the sale of DTAG stock and the sale of the Company's radio service network. Income taxes in 2002 also reflect increased tax deductions related to dividends paid on stock held in the Company's stock purchase savings plan.

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

As of September 30, 2002                                     Expected Maturity Date
------------------------                                     ----------------------
Millions of dollars
                                                                                        There-                   Fair
Liabilities                          2002      2003       2004       2005      2006      after     Total        Value
----------------------------------- -------- ---------- ---------- --------- --------- ---------- --------- ---------------
----------------------------------- -------- ---------- ---------- --------- --------- ---------- --------- ---------------

Long-Term Debt:
Fixed Rate ($)                       24.9      298.7      187.3     182.2     162.8     2,174.6   3,030.5      3,290.0
Average Fixed Interest Rate          4.30        6.37      7.57       7.43      8.63        6.79
                                                                                                    6.91
Variable Rate ($)                              100.0      150.0           -         -                             250.0
                                                                                           -       250.0
Average Variable Interest Rate                   2.63      2.45           -         -
                                                                                           -        2.52

Interest Rate Swap:
Pay Variable/Receive Fixed ($)                      -      12.9           -         -     332.0      344.9         47.4
  Average Pay Interest Rate                         -      7.73           -         -       2.74
                                                                                                    2.93
  Average Receive Interest Rate                     -     10.00           -         -
                                                                                         6.21       6.35

        While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

        In addition, at September 30, 2002 the Company had investments in the
11.875 percent senior discount notes (due 2007) of a telecommunications company, the cost basis of which was approximately $82.1 million. See additional discussion at Other Matters - Telecommunications Investments at Management's Discussion and Analysis of Financial Condition.

        Commodity price risk - The table below provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu.

As of September 30, 2002
Millions of dollars, except weighted average settlement price and strike price

Natural Gas Derivatives:      Expected Maturity in 2002         Expected Maturity in 2003
-------------------------- --------------------------------- --------------------------------
                           Settlement  Contract     Fair     Settlement  Contract    Fair
                           Price (a)    Amount      Value    Price (a)    Amount     Value
Futures Contracts:
  Long($)                     4.24       24.7       33.4        4.27       35.6      45.5
  Short($)                    4.25       11.9       12.7        4.27       17.4      18.6

                             Strike          Contract          Strike         Contract
                              Price           Amount            Price          Amount
                              (a)                               (a)
Options:
  Purchased call (long)($)    4.10             15.7             4.19            20.0
  Sold put (long)($)          2.30             2.80             2.30            4.10
-------------------------- ----------- --------------------- ----------- --------------------

(a)  Weighted average

        See Note 5 of Notes to Condensed Consolidated Financial Statements for additional information.

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions.

     Risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated the authority for setting market risk limits to a Risk Management Committee, which is comprised of certain officers and senior officers of the Company. The Risk Management Committee provides assurance to the Board of Directors with regard to compliance with risk management policies and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions that are allowed.

     The information in the table above includes those financial positions of both Energy Marketing and SCPC. SCPC operates an SCPSC approved hedging program designed to minimize volatility in natural gas prices. The ultimate effects of the hedging activities of SCPC are passed through to its customers through SCPC's weighted average cost of gas calculation.

     Equity price risk - Investments in telecommunications companies' equity securities are carried at market value or, if market value is not readily determinable, at cost. The carrying value of the Company's investments in such securities totaled $198.1 million at September 30, 2002. A temporary decline in value of ten percent would result in a $19.8 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of other comprehensive income (loss). An other than temporary decline in value of ten percent would result in a reduction in fair value and a corresponding adjustment to net income, net of tax effect.

Item 4.  Controls and Procedures

     As of September 30, 2002, an evaluation was performed under the supervision and with the participation of the Company's management, including the CEO and CFO, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION


                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

----------------------------------------------------------------------------- -----------------------
                                                              ptember 30,          December 31,
Millions of dollars                                              2002                  2001
----------------------------------------------------------------------------- -----------------------
Assets

Utility Plant:
    Electric                                                    $4,890                $4,563
    Gas                                                             435                   425
    Other                                                            191                  188
----------------------------------------------------------------------------- -----------------------
        Total                                                     5,516                5,176
    Accumulated depreciation and amortization                    (1,923)              (1,841)
----------------------------------------------------------------------------- -----------------------
        Total                                                     3,593                3,335
    Construction work in progress                                   509                   511
    Nuclear fuel, net of accumulated amortization                    44                    45
----------------------------------------------------------------------------- -----------------------
        Utility Plant, Net                                       4,146                 3,891
----------------------------------------------------------------------------- -----------------------

Nonutility Property and Investments, Net                             25                    24
----------------------------------------------------------------------------- -----------------------
----------------------------------------------------------------------------- -----------------------

Current Assets:
    Cash and temporary investments                                   80                    78
    Receivables                                                     239                   212
    Receivables - affiliated companies                                 2                     4
    Inventories (at average cost):
        Fuel                                                         46                     39
        Materials and supplies                                       50                     48
        Emission allowances                                           11                    13
    Prepayments                                                      14                      6
----------------------------------------------------------------------------- -----------------------
        Total Current Assets                                        442                   400
----------------------------------------------------------------------------- -----------------------

Deferred Debits:
    Environmental                                                    20                    24
    Nuclear plant decommissioning fund                               84                    79
    Pension asset, net                                              259                   239
    Due from affiliates - pension and postretirement benefits        16                    15
    Other regulatory assets                                         205                   193
    Other                                                           107                    97
----------------------------------------------------------------------------- -----------------------
        Total Deferred Debits                                       691                   647
----------------------------------------------------------------------------- -----------------------
            Total                                               $5,304                $4,962
============================================================================= =======================



                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


--------------------------------------------------------------------------------- --------------------
                                                                   ptember 30,        December 31,
Millions of dollars                                                   2002               2001
--------------------------------------------------------------------------------- --------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                    $1,814             $1,750
    Preferred stock (Not subject to purchase or sinking funds)           106                106
--------------------------------------------------------------------------------- --------------------
        Total Stockholders' Investment                                1,920               1,856
Preferred Stock, net (Subject to purchase or sinking funds)                9                  10
Company-Obligated Mandatorily Redeemable Preferred Securities
    of the Company's Subsidiary Trust, SCE&G Trust I, holding
    solely $50 million principal amount of the 7.55%
    Junior Subordinated Debentures of SCE&G, due 2027                     50                  50
Long-Term Debt, net                                                   1,619               1,412
--------------------------------------------------------------------------------- --------------------
          Total Capitalization                                        3,598               3,328
--------------------------------------------------------------------------------- --------------------

Current Liabilities:
    Short-term borrowings                                               233                 165
    Current portion of long-term debt                                     30                  28
    Accounts payable                                                      91                  99
    Accounts payable - affiliated companies                               46                  78
    Customer deposits                                                     22                  19
    Taxes accrued                                                         69                  80
    Interest accrued                                                      31                  27
    Dividends declared                                                    42                  42
    Deferred income taxes, net                                            18                  12
    Other                                                                   7                  8
--------------------------------------------------------------------------------- --------------------
          Total Current Liabilities                                      589                558
--------------------------------------------------------------------------------- --------------------

Deferred Credits:
    Deferred income taxes, net                                           607                599
    Deferred investment tax credits                                      106                109
    Reserve for nuclear plant decommissioning                             84                  79
    Due to affiliates - pension and postretirement benefits               17                  16
    Postretirement benefits                                              129                122
    Regulatory liabilities                                               105                  81
    Other                                                                 69                  70
--------------------------------------------------------------------------------- --------------------
          Total Deferred Credits                                      1,117               1,076
--------------------------------------------------------------------------------- --------------------
                Total                                                $5,304             $4,962
================================================================================= ====================

See Notes to Condensed Consolidated Financial Statements.




                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

---------------------------------------------------------------- ------------------------- --------------------------
                                                                    Three Months Ended         Nine Months Ended
                                                                      September 30,              September 30,
Millions of dollars                                                 2002         2001          2002         2001
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Operating Revenues:
    Electric                                                         $425        $418        $1,079        $1,101
    Gas                                                               47            43          207            258
---------------------------------------------------------------- ------------ ------------ ------------- ------------
        Total Operating Revenues                                     472           461         1,286        1,359
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Operating Expenses:
    Fuel used in electric generation                                  86            69          217           174
    Purchased power (including affiliated purchases)                  36            70          111            206
    Gas purchased for resale                                          36            33          148            198
    Other operation and maintenance                                   89            78          269            241
    Depreciation and amortization                                     43            41          126            122
    Other taxes                                                       27            25            81            75
---------------------------------------------------------------- ------------ ------------ ------------- ------------
        Total Operating Expenses                                     317           316          952         1,016
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Operating Income                                                     155           145          334            343
---------------------------------------------------------------- ------------ ------------ ------------- ------------
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Other Income:
   Other Income, Including Allowance for Equity Funds
      Used During Construction of $5, $3, $16 and $7                    9             6           28           20
   Gain on sale of assets                                               -             1            -             2
---------------------------------------------------------------- ------------ ------------ ------------- ------------
---------------------------------------------------------------- ------------ ------------ ------------- ------------
        Total Other Income                                              9            7            28            22
---------------------------------------------------------------- ------------ ------------ ------------- ------------
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                        164            152         362          365
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction of $3, $3, $10 and $7              30            26            87           82
Preferred Dividend Requirement of the Company -
    Obligated Mandatorily Redeemable Preferred Securities               1             1            3            3
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Income Before Income Taxes and Preferred Stock Dividends             133           125          272          280
Income Taxes                                                          47            45            94          103
---------------------------------------------------------------- ------------ ------------ ------------- ------------

Net Income                                                            86            80          178           177
Preferred Stock Cash Dividends Declared (At stated rates)               2             2            6             6
---------------------------------------------------------------- ------------ ------------ ------------- ------------
Earnings Available for Common Stockholder                            $84           $78         $172           $171
================================================================ ============ ============ ============= ============

See Notes to Condensed Consolidated Financial Statements.






                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------- ----------------------------
                                                                                                  Nine Months Ended
                                                                                                    September 30,
Millions of dollars                                                                              2002           2001
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Operating Activities:
    Net income                                                                                   $178           $177
      Adjustments to reconcile net income to net cash provided from operating activities:
          Depreciation and amortization                                                           127            122
          Amortization of nuclear fuel                                                             14              11
          Allowance for funds used during construction                                            (26)           (14)
          Gain on sale of assets                                                                     -             (2)
          Over (under) collections, fuel adjustment clauses                                       (14)              3
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables                                                  (25)            48
              (Increase) decrease in inventories                                                    (7)            (1)
              (Increase) decrease in prepayments                                                    (8)            (4)
              (Increase) decrease pension asset                                                   (20)           (32)
              (Increase) decrease other regulatory assets                                            2             (4)
              Increase (decrease) deferred income taxes, net                                       14             12
              Increase (decrease) other regulatory liabilities                                     32              19
              Increase (decrease) postretirement benefits                                           7               6
              Increase (decrease) in accounts payable                                             (40)           (82)
              Increase (decrease) in taxes accrued                                                (11)            51
              Increase (decrease in interest accrued                                                4               7
          Changes in other assets                                                                 (25)            (15)
          Changes in other liabilities                                                             13               9
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Provided From Operating Activities                                               215             311
-------------------------------------------------------------------------------------------- ------------- --------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                        (362)          (263)
    Proceeds from sales of assets                                                                    1             3
    Nonutility property additions                                                                   (2)           (2)
    Investments                                                                                    (7)            (5)
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Used For Investing Activities                                                   (370)          (267)
-------------------------------------------------------------------------------------------- ------------- --------------

Cash Flows From Financing Activities:
     Proceeds:
          Issuance of First Mortgage Bonds                                                       295            149
          Capital contribution from parent                                                          5             25
     Repayments:
          First and Refunding Mortgage Bonds                                                    (104)              -
          Other long-term debt                                                                     (3)            (3)
          Retirement of Preferred Stock                                                            (1)             -
     Dividends and distributions:
          Common stock                                                                          (113)          (119)
          Preferred stock                                                                           (6)           (6)
     Short-term borrowings, net                                                                    84           (113)
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Provided From (Used For) Financing Activities                                    157             (67)
-------------------------------------------------------------------------------------------- ------------- --------------

Net Increase (Decrease) In Cash and Temporary Investments                                           2            (23)
Cash and Temporary Investments, January 1                                                          78             60
-------------------------------------------------------------------------------------------- ------------- --------------
Cash and Temporary Investments, September 30                                                      $80           $37
============================================================================================ ============= ==============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $10 and $7 )                         $82               $74
                           - Income taxes                                                          54             11


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)

       The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of September 30, 2002 approximately $225 million and $105 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax assets, and liabilities of approximately $125 million and $97 million, respectively. The electric and gas regulatory assets of approximately $51 million and $49 million, respectively (excluding deferred income tax assets), are recoverable through rates. The Public Service Commission of South Carolina (SCPSC) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the SCPSC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.     New Accounting Standards

       SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing liabilities related to the future obligation to retire an asset (ARO). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's financial position has not been determined but could be material particularly in regards to the V. C. Summer Nuclear Station (Summer Station). The Company does not expect that any other ARO liability would be material or subject to accrual due to uncertainty of timing of cash flows. Because any ARO anticipated to be recorded would relate to regulated operations, it is not expected that the initial adoption of the statement will have any impact on results of operations or cash flows.

       The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" became effective January 1, 2002. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements from the initial adoption of SFAS 144.

       SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. The provisions of SFAS 145, among other things, discontinue treating gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion No. 30. The Company will adopt SFAS 145 effective January 1, 2003 and does not expect that such initial adoption will have any impact on the Company's results of operations, cash flows or financial position.

      SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS 146 effective January 1, 2003, and does not expect that such initial adoption will have any impact on the Company's results of operations, cash flows or financial position.

C.     Reclassifications

       Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

2. RATE AND OTHER REGULATORY MATTERS

       Electric

     On August 6, 2002 the Company filed an application with the SCPSC requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects recently completed atUrquhart Station and the Jasper County Generating Station currently under construction. It also includes costs for equipment required for environmental and air quality improvements. Hearings on this request are to be held in late November 2002, with an order expected in February 2003.

     In April 2002 the SCPSC approved the Company's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

        Gas

        The Company's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        The Company's cost of gas component in effect during the period January 1, 2001 through September 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-September 2002

        On October 22, 2002 as part of the annual review of gas costs, the SCPSC approved the Company's request to increase the cost of gas component from $.596 per therm to $.728 per therm effective with the first billing cycle in November 2002.

         In 1994 the SCPSC issued an order approving the Company's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been deferred. In October 2002, as a result of the annual review, the SCPSC reaffirmed the Company's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at September 30, 2002 ($19.7 million) prior to the end of 2005.

3. LONG-TERM DEBT

        On January 31, 2002 the Company issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of the Company's construction program and to redeem on March 11, 2002 its $103.5 million First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

4. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2002 approximately $40 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Commitments and Contingencies at September 30, 2002 include the following:

A.      Lake Murray Dam Reinforcement

     In October 1999 the Federal Energy Regulatory Commission (FERC) mandated that the Company reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

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

        Such amounts are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.7 million at September 30, 2002. The deferral includes the estimated costs associated with the following matters.

        In September 1992 the Environmental Protection Agency (EPA) notified the Company, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of the Company's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, the Company was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that the Company conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA issued a Record of Decision dealing with the intermediate aquifer and sediments in October 2002. The Record of Decision affirmed the Company's proposed remediation approach. A Remedial Design Work Plan will be prepared by the Company by early 2003 for agency input and concurrence. The Company anticipates that the remaining remediation activities will be implemented in 2003, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2002, the Company has spent approximately $18.8 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for these three sites will be completed before 2006. The Company has spent approximately $2.1 million related to these sites and expects to spend an additional $5.9 million.

6. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Affiliate revenue is derived from transactions between reportable segments as well as transactions between separate legal entities that are combined into the same reportable segment. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------------------- -------------- ----------------
          Three months ended   External     Intersegment      Operating
          September 30, 2002    Revenue        Revenue      Income (Loss)
------------------------------------------- -------------- ----------------

Electric Operations              $425            $64             $162
Gas Distribution                    47              1               (6)
All Other                            -             -                 -
Adjustments/Eliminations             -          (65)                (1)
------------------------------------------- -------------- ----------------
------------------------------------------- -------------- ----------------
Consolidated Total               $472              -            $155
=========================================== ============== ================

---------------------------------------------- ------------- -----------------
          Three months ended      External     Intersegment     Operating
          September 30, 2001       Revenue       Revenue      Income (Loss)
---------------------------------------------- ------------- -----------------

Electric Operations                  $418          $66              $151
Gas Distribution                        43           -                 (5)
All Other                                -           -                  -
Adjustments/Eliminations                 -         (66)               (1)
---------------------------------------------- ------------- -----------------
------------------------------------ ------------- -----------------
Consolidated Total                $ 461            -              $145
============================================ ============= =================

--------------------------------- -------------- -------------- -----------
Nine months ended         External    Intersegment    Operating      Segment
September 30, 2002        Revenue       Revenue     Income (Loss)     Assets
------------------------------------------ ------------- ---------------- ----

Electric Operations        $1,079         $170          $329         $5,359
Gas Distribution              207            2             6            440
All Other                       -            -             -              4
Adjustments/Eliminations        -         (172)           (1)          (499)
------------------------------------------------------------------- -----------
------------------------------------------------------------------- -----------
Consolidated Total         $1,286            -          $334          $5,304
=================================================================== ===========

---------------------------------- --------------- -------------- -----------
 Nine months ended         External     Intersegment    Operating      Segment
 September 30, 2001        Revenue        Revenue     Income (Loss)     Assets
---------------------------------- --------------- -------------- -----------

Electric Operations        $1,101         $165             $334        $4,878
Gas Distribution              258            -               12           427
All Other                        -           -                -             5
Adjustments/Eliminations         -        (165)              (3)         (515)
------------------------------------ --------------- ---------------- ---------
Consolidated Total         $1,359            -             $343        $4,795
==================================== =============== ================ =========

7. SUBSEQUENT EVENTS

         A. On October 15, 2002 the Company transferred its transit system to the City of Columbia, South Carolina (City). As part of the transfer agreement, the Company will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, has conveyed transit-related property and equipment to the City and has conveyed the historic Columbia Canal and Hydroelectric Plant to the City. The Company will also pay the Central Midlands Regional Transit Authority up to $3 million as matching funds for Federal Transit Administration grants for the purchase of new transit coaches and a new transit facility.

         B. On October 17, 2002 the Company received an equity contribution of $150 million from SCANA Corporation.

         C. On November 8, 2002 the South Carolina Jobs - Economic Development Authority (JEDA) issued, and the Company received the proceeds of, an aggregate of $90.4 million principal amount of Industrial Revenue Bonds Series 2002A and 2002B (the Bonds). The Bonds bear interest at rates ranging from 4.2 percent to
5.45 percent, with maturities ranging from 2012 to 2032. Proceeds from the Bonds will be used to refund an aggregate amount of $62.3 million principal amount of Pollution Control Revenue Bonds and to pay the costs of solid waste disposal facilities at two of the Company's electric generating plants.

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

         Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in SCE&G's service territory, (4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) performance of SCANA Corporation's pension plan assets and the impact on SCE&G's results of operations, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the SEC. SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

         In South Carolina electric restructuring efforts remain stalled, and consideration of electric restructuring legislation is unlikely in 2002 and 2003. Further, while several companies have announced their intent to site merchant generating plants in the Company's service territory, economic events, environmental concerns and other factors have slowed those efforts. At the Federal level, energy legislation has passed both houses of Congress in 2002, though significant differences exist between the House and Senate versions. Among other things, this legislation would require that one percent of the electric energy sold by retail electric suppliers be generated from renewable energy resources beginning in 2005. This requirement would gradually escalate to ten percent in 2019. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements.

         In June 2002 the Company and the other two electric utilities that formed GridSouth Transco LLC (GridSouth) suspended implementation of GridSouth. Though the three companies continue to support the regional transmission organization (RTO) concept, GridSouth implementation was suspended pending the issuance and evaluation of new FERC directives. In July 2002 FERC issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design which proposes sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and will attempt, in large measure, to standardize the national energy market. While it is anticipated that significant change to the NOPR may occur and that implementation, presently scheduled for September 2004, may not occur for some time, any rules standardizing the markets may have significant impact on SCE&G's access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. The Company is currently evaluating this NOPR to determine what effect it will have on the Company's operations. Additional directives from FERC are expected later in 2002.

         The Company is not able to predict whether the preceding or similar legislative or regulatory actions will be enacted and, if they are, the impact they will have on the Company.

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

        On August 6, 2002 SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects recently completed at Urquhart Station and the Jasper County Generating Station currently under construction, both of which are discussed below. It also includes costs for equipment required for environmental and air quality improvements.

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2002 and 2001:

-------------------------------------------------------------------------
                                                  Nine Months Ended
                                                    September 30,
Millions of dollars                               2002          2001
------------------------------------------------------------ ------------

Net cash provided from operating activities       $215           $311
Net cash provided from (used for) financing
  activities                                       157            (67)
Funds used for investments                          (7)            (5)
Cash and temporary cash investments available
  at the beginning of the period                    78             60
---------------------------------------------------------------------------
Net cash available for utility property
 additions and construction expenditures          $443           $299
===========================================================================
Funds used for utility property additions and
 construction expenditures, net of
   noncash allowance for funds used
   during construction                            $362          $263
===========================================================================

        SCE&G anticipates that the remainder of its 2002 cash requirements will be met through internally generated funds, the incurrence of additional short-term and long-term indebtedness and a capital contribution from SCANA Corporation. See Note 7A of Notes to Condensed Consolidated Financial Statements. SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended September 30, 2002 was 3.55.

CAPITAL TRANSACTIONS

        On January 31, 2002 SCE&G issued $300 million of first mortgage bonds having an annual interest rate of 6.625 percent and maturing February 1, 2032. The proceeds from the sale of these bonds were used to reduce short-term debt primarily incurred as a result of SCE&G's construction program and to redeem on March 11, 2002 its $103.5 million First and Refunding Mortgage Bonds, 8 7/8 percent Series due August 15, 2021.

        On October 17, 2002 SCE&G received an equity contribution of $150 million from SCANA, which was used to pay off short-term debt primarily incurred as a result of SCE&G's construction program.

         On November 8, 2002 the South Carolina Jobs - Economic Development Authority (JEDA) issued, and SCE&G received the proceeds of, an aggregate of $90.4 million principal amount of Industrial Revenue Bonds Series 2002A and 2002B (the Bonds). The Bonds bear interest at rates ranging from 4.2 percent to
5.45 percent, with maturities ranging from 2012 to 2032. Proceeds from the Bonds will be used to refund an aggregate amount of $62.3 million principal amount of Pollution Control Revenue Bonds and to pay the costs of solid waste disposal facilities at two of SCE&G's electric generating plants.

       On November , 2002 SCH sold 275,000 ordinary shares of DTAG at a price of $12.50 per share. The sale resulted in net after-tax proceeds of approximately $ million. In addition, SCH determined that the decline in value of its investment in DTAG to below its cost basis of $ million (after-tax) in the fourth quarter 2002.

CAPITAL PROJECTS

        SCE&G placed in service a $248 million gas turbine generator project in Aiken County, South Carolina in June 2002. Two combined-cycle turbines burn natural gas to produce 340 megawatts of new electric generation and use exhaust heat to replace coal-fired steam that powers two existing 75 megawatt turbines at the Urquhart Generating Station.

     In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina, to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in the summer of 2004, and SCG Pipeline, Inc., an affiliate, will transport natural gas to the facility. In connection with the facility, SCE&G has signed an electric supply contract with North Carolina Electric Membership Corporation to supply 350 megawatts in each of 2004 and 2005 and 250 megawatts annually in 2006 through 2012.

SECURITIES RATINGS (As of September 30, 2002)

-------------------------------------------------- ----------------------------
                             First and
                     First   Refunding                Trust
       Rating      Mortgage  Mortgage  Preferred    Preferred   Commercial
       Agency        Bonds     Bonds     Stock      Securities    Paper

Moody's                A1        A1      Baa1           A3         P-1
Standard & Poor's      A-        A-       BBB           BBB        A-1
Fitch Ratings          A+        A+        A            A          F-1
-------------------------------------------------- ----------------------------

        The ratings above reflect Standard & Poor's one-notch downgrade in July 2002. SCE&G does not expect the downgrade to adversely impact SCE&G's liquidity.

Environmental Matters

        For information on environmental matters see Note 5C of Notes To Condensed Consolidated Financial Statements.

Other Matters

Transit

         On October 15, 2002 SCE&G transferred its transit system to the City of Columbia, South Carolina (City). As part of the transfer agreement, SCE&G will pay the City $32 million over seven years in exchange for a 30-year electric and gas franchise, has conveyed transit-related property and equipment to the City and has conveyed the historic Columbia Canal and Hydroelectric Plant to the City. SCE&G will also pay the Central Midlands Regional Transit Authority up to $3 million as matching funds for Federal Transit Administration grants for the purchase of new transit coaches and a new transit facility.

Nuclear Station License Extension

     In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002
                 AS COMPARED TO THE CORRESPONDING PERIOD IN 2001

Net Income

        Net income for the third quarter and year to date periods ended September 30, 2002 and 2001 was as follows:

------------------- ----------------------------------- ----------------------------------------
                       Third Quarter Year to Date
Millions of dollars      2002     2001      Change           2002      2001        Change
------------------- ---------- -------- --------------- ---------- --------- -------------------

Net income            $86.2     $79.7    $6.5     8.2%     $177.5    $176.2      $1.3    0.7%
------------------- ---------- -------- ------ -------- ---------- --------- --------- ---------

Third Quarter 2002 vs 2001
        Net income increased primarily due to higher electric margins ($15.4 million), which were partially offset by higher operation and maintenance expenses ($7.0 million) and higher property taxes ($1.5 million).

Year to Date 2002 vs 2001
        Net income increased primarily due to higher electric margins ($18.6 million), which were partially offset by higher operation and maintenance expenses ($17.5 million).

Pension Income

        For the last several years, the market value of SCE&G's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income in the third quarter and the year to date periods of 2002 decreased significantly compared to corresponding periods in 2001 primarily as a result of a less favorable investment market. Pension income during these periods was recorded on SCE&G's financial statements as follows:

------------------------------------------------------------ -----------------
                                           Third Quarter     Year to Date
Millions of dollars                      2002      2001      2002        2001
------------------------------------------------------------------------------
------------------------------------------------------------------------------

Financial Statement Impact:
  Reduction in employee benefit costs    $1.3      $5.8      $7.8      $15.4
  Increase in other income                4.5       3.6        8.4        9.7
  Reduction in capital expenditures       0.4       1.7        2.3        4.4
------------------------------------------------------------------------------
------------------------------------------------------------------------------
Total Pension Income                     $6.2     $11.1      $18.5      $29.5
==============================================================================

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Both the equity and the debt portions of AFC are noncash items of nonoperating income which have the effect of increasing reported net income. AFC represented approximately six percent and nine percent of income before income taxes for the three and nine months ended September 30, 2002, respectively, compared to approximately five percent for both corresponding periods in 2001. The increase in AFC for the nine months ended September 30, 2002 compared to the corresponding period in 2001, is primarily the result of increased construction expenditures related to the Urquhart Station repowering project, the Jasper County Generating Station project and the Lake Murray Dam project (see discussion at LIQUIDITY AND CAPITAL RESOURCES). AFC for the third quarter 2002 compared to the third quarter 2001 did not change significantly.

Dividends Declared

        SCE&G's Board of Directors declared the following dividends on common stock held by SCANA during 2002:

  -------------------------------------- -------------------- ----------------
  Declaration Date      Dividend Amount  Quarter Ended        Payment Date
  -------------------------------------- -------------------- ----------------

  February 21, 2002     $34.0 million    March 31, 2002       April 1, 2002
  May 2, 2002           $38.0 million    June 30, 2002        July 1, 2002
  August 1, 2002        $40.5 million    September 30, 2002   October 1, 2002
  October 31, 2002      $40.5 million    December 31, 2002    January 1, 2003
  -------------------------------------- -------------------- ----------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company. Changes in the electric operations sales margins were as follows:

  --------------------------------------------------------------------- ------------------------------------------
                                            Third Quarter                             Year to Date
  Millions of dollars              2002      2001        Change              2002       2001        Change
  -------------------------------------- --------- -------------------- ---------- ---------- --------------------

  Electric operating revenue     $425.4    $417.6     $7.8       1.9%    $1,079.3   $1,101.0   $(21.7)    (2.0%)
  Less:  Fuel used in generation   85.9      69.1     16.8      24.3%       216.6      173.8      42.8    24.6%
            Purchased power        35.7      69.6    (33.9)    (48.7%)      110.8      205.5    (94.7)   (46.1%)
  -------------------------------                  ---------            ---------- ---------- ---------
                                 ------- ---------
  Margin                         $303.8    $278.9   $24.9        8.9%      $751.9     $721.7    $30.2      4.2%
  ====================================== ========= ========= ========== ========== ========== ========= ==========

Third Quarter 2002 vs 2001
         Margin increased due to more favorable weather ($14.7 million) and customer growth ($12.8 million). Fuel used in generation increased and purchased power decreased due to completion of the Urquhart Station repowering project in June 2002.

Year to Date 2002 vs 2001
         Margin increased due to more favorable weather ($14.7 million) and customer growth ($19.3 million). Fuel used in generation increased and purchased power decreased due to completion of the Urquhart Station repowering project in June 2002 and more plants being on line during the period.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins were as follows:

  ----------------------------------- ------------------------------------- ------------------------------------------
                                                 Third Quarter                            Year to Date
  Millions of dollars                   2002      2001        Change            2002      2001         Change
  ----------------------------------- ------- --------- ------------------- --------- --------- ----------------------

  Gas operating revenue                $47.1     $43.0   $4.1      9.5%       $207.2    $257.9   $(50.7)     (19.7%)
  Less:  Gas purchased for resale       36.0      32.6    3.4      10.4%       148.2     198.0     (49.8)    (25.2%)
  -----------------------------------                   --------            --------- --------- -----------
                                      ------- ---------
  Margin                               $11.1     $10.4   $0.7      6.7%        $59.0     $59.9     $(0.9)     (1.5%)
  =================================== ======= ========= ======== ========== ========= ========= =========== ==========

Third Quarter 2002 vs 2001
        Margin increased primarily due to an improved competitive position relative to alternate fuels for interruptible customers.

Year to Date 2002 vs 2001
      Margins decreased primarily due to milder weather and weak economic conditions in the first quarter ($3.8 million), which were partially offset by customer growth ($1.6 million) and an improved competitive position relative to alternate fuels for interruptible customers ($1.9 million). Revenues and gas purchases decreased as a result of lower commodity natural gas prices in the first and second quarters.

Other Operating Expenses

      Changes in other operating expenses were as follows:

----------------------------------------------------------------------- ----------------------------------------
                                            Third Quarter                            Year to Date
Millions of dollars                  2002      2001       Change            2002      2001        Change
------------------------------------------ --------- ------------------ --------- --------- --------------------

Other operation  and maintenance    $89.7     $78.4   $11.3    14.4%      $269.2    $240.9     $28.3  11.7%
Depreciation and amortization        42.6      40.9     1.7      4.2%      126.6     122.5       4.1    3.3%
Other taxes                          27.3      24.8     2.5    10.1%        81.6      75.2       6.4    8.5%
----------------------------------                   -------            --------- --------- ---------
                                  -------- ---------
Total                              $159.6    $144.1   $15.5  $10.8%       $477.4    $438.6     $38.8    8.8%
========================================== ========= ======= ========== ========= ========= ========= ==========

Third Quarter 2002 vs 2001
      Other operation and maintenance expenses increased primarily due to reduced pension income ($4.5 million) and increased labor and benefits costs ($3.9 million). Depreciation and amortization expense increased primarily due to completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Year to Date 2002 vs 2001
      Other operation and maintenance expenses increased primarily due to reduced pension income ($7.6 million), increased labor and benefit costs ($8.2 million), increased nuclear refueling maintenance costs ($4.0 million), increased costs at Cope Generating Station and Cogen South ($3.6 million) and higher property insurance costs ($2.8 million). Depreciation and amortization expense increased primarily due to completion of the Urquhart Station repowering project in June 2002 ($3.2 million) and normal net property additions ($0.9 million). Other taxes increased primarily due to increased property taxes.

Other Income

Third Quarter and Year to Date 2002 vs 2001
      Other income, including AFC, increased primarily due to construction at Urquhart Station (completed in June 2002), the Jasper County Generation Station project and Lake Murray Dam.

Interest Expense

Third Quarter and Year to Date 2002 vs 2001
      Interest expense increased primarily due to increased long-term debt ($9.4 million), and was partially offset by declining interest rates ($0.7 million).

Income Taxes

Third Quarter and Year to Date 2002 vs 2001
      Income taxes changed primarily as a result of changes in operating income.

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

As of September 30, 2002
Millions of dollars                                Expected Maturity Date

                                                                        There-                Fair
Liabilities             2002     2003     2004     2005      2006       after      Total      Value
------------------------------- -------- -------- -------- --------- ---------------------- ------------
------------------------------- -------- -------- -------- --------- ---------------------- ------------

Long-Term Debt:
Fixed Rate ($)          16.5     129.5    123.9    173.9    154.6      1,147.8    1,746.2    1,731.5
Average Interest Rate   1.89      6.33     7.52     7.40      8.66          6.91      7.07

      While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

Item 4.  Controls and Procedures

      As of September 30, 2002, an evaluation was performed under the supervision and with the participation of SCE&G's management, including the CEO and CFO, of the effectiveness of the design and operation of SCE&G's disclosure controls and procedures. Based on that evaluation, SCE&G's management, including the CEO and CFO, concluded that SCE&G's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in SCE&G's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION


                          PART I. FINANCIAL INFORMATION

  Item 1. Financial Statements.
          --------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                                   CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

------------------------------------------------------------------------- -------------------
                                                          September 30,      December 31,
Millions of dollars                                           2002               2001
------------------------------------------------------------------------- -------------------

Assets
Gas Utility Plant                                              $885               $855
Accumulated depreciation                                        (310)             (288)
Acquisition adjustment, net of accumulated amortization          439               439
------------------------------------------------------------------------- -------------------
           Gas Utility Plant, Net                             1,014                 1,006
------------------------------------------------------------------------- -------------------

Nonutility Property and Investments, Net                          29                29
------------------------------------------------------------------------- -------------------

Current Assets:
     Cash and temporary investments                                4                 18
     Restricted cash and temporary investments                     2                  2
     Receivables (net of allowance for
       uncollectible accounts of $1 and $1)                       28                 70
     Receivables - affiliated companies                           11                 12
     Inventories (at average cost):
        Stored gas                                                43                 47
        Materials and supplies                                      8                 8
     Deferred income taxes, net                                     3                  -
------------------------------------------------------------------------- -------------------
           Total Current Assets                                   99                157
------------------------------------------------------------------------- -------------------

Deferred Debits:
     Due from affiliate-pension asset                             14                  14
     Regulatory assets                                             21                 11
     Other                                                          9                  4
------------------------------------------------------------------------- -------------------
            Total Deferred Debits                                  44                29
------------------------------------------------------------------------- -------------------
                Total                                        $1,186             $1,221
========================================================================= ===================
========================================================================= ===================

Capitalization and Liabilities
Capitalization:
     Common equity                                              $713               $715
     Long-term debt, net                                         291                290
------------------------------------------------------------------------- -------------------
            Total Capitalization                              1,004              1,005
------------------------------------------------------------------------- -------------------

Current Liabilities:
     Current portion of long-term debt                              8                  4
     Accounts payable                                             16                  41
     Accounts payable -affiliated companies                         6                 10
     Customer prepayments and deposits                            18                  17
     Taxes accrued                                                 4                   5
     Dividends declared and interest accrued                        9                  6
     Other                                                          2                  3
------------------------------------------------------------------------- -------------------
            Total Current Liabilities                             63                  86
------------------------------------------------------------------------- -------------------

Deferred Credits:
      Deferred income taxes, net                                  87                  86
      Deferred investment tax credits                               2                  2
      Due to affiliate-postretirement benefits                    16                  14
      Regulatory liabilities                                        -                 14
      Other                                                       14                  14
------------------------------------------------------------------------- -------------------
            Total Deferred Credits                               119                 130
------------------------------------------------------------------------- -------------------
                Total                                        $1,186               $1,221
========================================================================= ===================

See Notes to Condensed Consolidated Financial Statements.


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                Three Months Ended            Nine Months Ended
                                                                  September 30,                 September 30,
       Millions of dollars                                     2002          2001            2002           2001
   --------------------------------------------------------------------- -------------- --------------- --------------

       Operating Revenues                                       $39           $47            $222           $343
       Cost of Gas                                               18            25              107            228
   --------------------------------------------------------------------- -------------- --------------- --------------
           Gross Margin                                          21            22             115             115
   --------------------------------------------------------------------- -------------- --------------- --------------

       Operating Expenses:
          Operation and maintenance                              16            19               50             51
          Depreciation and amortization                           9            10               26             32
          Other taxes                                             2             2                5              5
   --------------------------------------------------------------------- -------------- --------------- --------------
              Total Operating Expenses                           27            31               81             88
   --------------------------------------------------------------------- -------------- --------------- --------------

       Operating Income (Loss)                                   (6)           (9)              34             27
   --------------------------------------------------------------------- -------------- --------------- --------------
   --------------------------------------------------------------------- -------------- --------------- --------------

       Other Income, including allowance for equity funds
           used during construction of $0, $0, $1 and $0          1             1                3              5

       Interest Charges, net of allowance for borrowed funds
           used during construction of $0, $0, $0 and $1          5             6               17             16
   --------------------------------------------------------------------- -------------- --------------- --------------

       Income (Loss) Before Income Taxes                        (10)          (14)              20             16

       Income Tax Expense (Benefit)                              (4)           (4)               7             10
   --------------------------------------------------------------------- -------------- --------------- --------------
   --------------------------------------------------------------------- -------------- --------------- --------------

       Net Income (Loss)                                        $(6)         $(10)            $13              $6
   ===================================================================== ============== =============== ==============

    See Notes to Condensed Consolidated Financial Statements.




             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


------------------------------------------------------------------------------------------
                                                                   Nine Months Ended
                                                                     September 30,
Millions of dollars                                                2002          2001
----------------------------------------------------------------------------- ------------


Cash Flows From Operating Activities:
   Net income                                                      $13              $6
   Adjustments to reconcile net income to net cash
      provided from operating activities:
         Depreciation and amortization                               28             34
         Allowance for funds used during construction                (1)            (1)
         Excess distributions of equity method investee               -              3
         Over (under) collection, fuel adjustment clause            (26)           14
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                  43            99
            (Increase) decrease in inventories                        4           (16)
            (Increase) decrease in regulatory assets                  1              1
            Increase (decrease) in accounts payable and advances    (29)         (101)
            Increase (decrease) in deferred income taxes, net        (2)             3
            Increase (decrease) in accrued taxes                     (1)            (2)
         Changes in other assets                                     (1)             2
         Changes in other liabilities                                 -             (2)
----------------------------------------------------------------------------- ------------
Net Cash Provided From Operating Activities                          29            40
----------------------------------------------------------------------------- ------------

Cash Flows From Investing Activities:
   Construction expenditures                                        (34)          (40)
   Nonutility and other                                              (1)             1
----------------------------------------------------------------------------- ------------
Net Cash Used For Investing Activities                              (35)          (39)
----------------------------------------------------------------------------- ------------

Cash Flows From Financing Activities:
  Issuance of medium-term notes                                       -           148
  Repayment of short-term borrowings, net                             -          (125)
  Capital contributions from parent                                   1             4
  Cash dividends                                                     (9)          (15)
----------------------------------------------------------------------------- ------------
Net Cash Provided From (Used For) Financing Activities               (8)           12
----------------------------------------------------------------------------- ------------

Net Increase (Decrease) In Cash and Temporary Investments           (14)           13
Cash and Temporary Investments, January 1                            18             8
----------------------------------------------------------------------------- ------------
Cash and Temporary Investments, September 30                         $4           $21
============================================================================= ============

 Supplemental Cash Flow Information:
 Cash paid for  -  Interest (net of capitalized
                     interest of $0.7 and $0.8)                     $16            $12
                - Income taxes                                       13            15


See Notes to Condensed Consolidated Financial Statements.


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2002
                                   (Unaudited)


         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2001. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of September 30, 2002 approximately $21 million and $0.3 million of regulatory assets and liabilities, respectively, including amounts recorded for deferred income tax liabilities of approximately $0.3 million. The North Carolina Utilities Commission (NCUC) has reviewed and approved most of the items shown as regulatory assets through specific orders. Other items represent costs which are not yet approved for recovery by the NCUC, but are the subject of current or future filings. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in current rate orders received by the Company. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations in the period the write-off would be recorded, but it is not expected that cash flows or financial position would be materially affected.

B.       New Accounting Standards

         The Company adopted SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. SFAS 141 requires all acquisitions to be accounted for utilizing the purchase method. The Company considers the amounts categorized by the Federal Energy Regulatory Commission (FERC) as "acquisition adjustments" to be goodwill as defined in SFAS 142 and ceased amortization of such amounts upon the adoption of SFAS 142. This amortization is related to the acquisition adjustment of approximately $466 million carried on the books of the Company. The Company has no other intangible assets subject to amortization as provided in SFAS 142.

         If the Company had ceased amortization during all periods presented in the condensed consolidated statements of operations, net income (loss) would have been as follows:

                                       Three Months Ended    Nine Months Ended
                                         September 30,         September 30,
(Millions of dollars)                    2002         2001     2002       2001
                                         ----         ----     ----       ----

Net Income (Loss) as Reported            $(6)         $(10)     $13        $6
Amortization of Acquisition Adjustment      -            3        -        10
                                          ---          ----      ----     ----
Net Income (Loss) as Adjusted            $(6)          $(7)     $13       $16
                                         ====          ====     ===       ===

         SFAS 142 provides a six-month transitional period from the effective date of adoption for the Company to perform an assessment of whether there is an indication that goodwill is impaired. The Company's initial analysis indicated that a write-down of the acquisition adjustment associated with PSNC ranging from $200 million to $250 million will be required. The final valuation analysis will be completed by December 31, 2002, and any write-down resulting from the analysis will be recorded as the cumulative effect of a change in accounting principle.




         SFAS 143, "Accounting for Asset Retirement Obligations," provides guidance for recording and disclosing liabilities related to the future obligation to retire an asset (ARO). The Company will adopt SFAS 143 effective January 1, 2003. The impact SFAS 143 may have on the Company's financial position has not been determined but could be material. Because any ARO anticipated to be recorded would relate to regulated operations, it is not expected that the initial adoption of the statement will have any impact on results of operations or cash flows.

         The provisions of SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," became effective January 1, 2002. This statement requires that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and broadens the presentation of discontinued operations to include more disposal transactions. There was no impact on the Company's financial statements for the initial adoption of SFAS 144.

         SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," was issued in April 2002. The provisions of SFAS 145, among other things, discontinue treating gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion No. 30. The Company will adopt SFAS 145 effective January 1, 2003 and does not expect that such initial adoption will have any impact on the Company's results of operations, cash flows or financial position.

         SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," was issued in July 2002. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. The Company will adopt SFAS 146 effective January 1, 2003, and does not expect that such initial adoption will have any impact on the Company's results of operations, cash flows or financial position.

C.       Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2002.

2. RATE AND OTHER REGULATORY MATTERS

         The Company's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. The Company revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the deferred cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews the Company's gas purchasing practices annually.

         The Company's benchmark cost of gas in effect during the period January 1, 2001 through September 30, 2002 was as follows:

Rate Per Therm   Effective Date          Rate Per Therm    Effective Date

     $.690       January 2001                 $.300        January 2002
     $.750       February-March 2001          $.215        February-June 2002
     $.650       April-August 2001            $.350        July-September 2002
     $.500       September-October 2001
     $.350       November-December 2001

         On October 28, 2002 the NCUC approved the Company's request to increase the benchmark cost of gas from $.350 per therm to $.410 per therm effective for service rendered on and after November 1, 2002.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved the Company's requests for disbursement of up to $28.4 million from the Company's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed in 2001. The Jackson County portion of the project should be complete by the end of 2002. At September 30, 2002 approximately $14.5 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of the Company. As specified in the NCUC order, the Company reduced its rates by approximately $1 million in each of August 2000 and August 2001, and agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

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

          In December 2001 the Company entered into two interest rate swap agreements to pay variable rates and receive fixed rate interest payments on a combined notional amount of $44.9 million. These swaps were designated as fair value hedges of the Company's $12.9 million, 10% senior debenture due 2004 and $32.0 million, 8.75% senior debenture due 2012. At September 30, 2002 the fair value of these swaps was $3.3 million.

         The fair value of these interest rate swaps is reflected within other deferred debits on the balance sheet. The fair value of the debt that is hedged is recorded in long-term debt on the balance sheet. The receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

4. COMMITMENTS AND CONTINGENCIES

         The Company owns, or has owned, all or portions of seven sites in North Carolina on which manufactured gas plants (MGPs) were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites, and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. The Company's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties (PRPs). In September 2002 an allocation agreement was reached relieving PSNC of liability for two of the seven sites. The Company has recorded a liability and associated regulatory asset of $8.0 million, which reflects its estimated remaining liability at September 30, 2002. Amounts incurred to date that have not been recovered through gas rates are approximately $1.1 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

5. SEGMENT OF BUSINESS INFORMATION

         Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues between Gas Distribution and nonreportable segments were not significant.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

------------------------------------- ---------------- --------------------
         Three months ended              External           Operating
         September 30, 2002               Revenue            Income
------------------------------------- ---------------- --------------------

Gas Distribution                            $39               $(6)
All Other                                    -                 n/a
Adjustments/Eliminations                     -                  -
------------------------------------- ---------------- --------------------
------------------------------------- ---------------- --------------------
Consolidated Total                          $39               $(6)
===================================== ================ ====================

 ------------------------------------- ---------------- --------------------
          Three months ended              External           Operating
          September 30, 2001               Revenue             Loss
 ------------------------------------- ---------------- --------------------

 Gas Distribution                            $47               $(9)
 All Other                                     -                n/a
 Adjustments/Eliminations                       -                 -
 ------------------------------------- ---------------- --------------------
 ------------------------------------- ---------------- --------------------
 Consolidated Total                          $47               $(9)
 ===================================== ================ ====================

------------------------------------------- ------------------- ---------------
       Nine months ended       External         Operating           Segment
      September 30, 2002       Revenue            Income             Assets
------------------------------------------- ------------------- ---------------

Gas Distribution                 $222              $34               $1,155
All Other                           -              n/a                   29
Adjustments/Eliminations            -                -                    2
------------------------------------------- ------------------- ---------------
Consolidated Total               $222              $34               $1,186
=========================================== =================== ===============

------------------------------------------- ------------------- ---------------
       Nine months ended       External         Operating           Segment
      September 30, 2001       Revenue            Income             Assets
------------------------------------------- ------------------- ---------------

Gas Distribution                 $343              $27               $1,148
All Other                            -             n/a                   28
Adjustments/Eliminations             -                -                (14)
------------------------------------------- ------------------- ---------------
Consolidated Total               $343              $27               $1,162
=========================================== =================== ===============

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

        Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC's service territory,
(4) the impact of competition from other energy suppliers, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC's accounting policies, (8) weather conditions, especially in areas served by PSNC,
(9) performance of SCANA Corporation's pension plan assets and the impact on PSNC's results of operations, (10) inflation, (11) changes in environmental regulations, and (12) the other risks and uncertainties described from time to time in PSNC's periodic reports filed with the SEC. PSNC disclaims any obligation to update any forward-looking statements.

Net Income and Dividends

        Net income for the nine months ended September 30, 2002 and 2001 was as follows:

Millions of dollars                   2002            2001
------------------------------------ --------------- --------------

Net income                            $13.1           $5.7
==================================== =============== ==============

        Net income increased primarily due to the elimination of the amortization of the acquisition adjustment ($10.0 million-see Note 1B of Notes to Condensed Consolidated Financial Statements), which was partially offset by reduced other income ($2.1 million).

        The nature of PSNC's business is seasonal. The quarters ending June 30 and September 30 are generally PSNC's least profitable quarters due to decreased demand for natural gas related to lower space heating requirements.

        PSNC's Board of Directors authorized payment of dividends on common stock held by SCANA as follows:

--------------------- ----------------- --------------------- -----------------
Declaration Date      Dividend Amount   Quarter Ended         Payment Date
--------------------- ----------------- --------------------- -----------------
--------------------- ----------------- --------------------- -----------------

February 21, 2002     $5.0 million      March 31, 2002        April 1, 2002
May 2, 2002           $4.0 million      June 30, 2002         July 1, 2002
August 1, 2002        $5.5 million      September 30, 2002    October 1, 2002
October 31, 2002      $5.5 million      December 31, 2002     January 1, 2003
--------------------- ----------------- --------------------- -----------------

Gas Distribution

         Gas distribution is comprised of the local distribution operations of PSNC. Changes in the gas distribution sales margins for the nine months ended September 30, 2002 compared to the same period in 2001 were as follows:

Millions of dollars     2002        2001        Change       % Change
--------------------------------------------------------------------------------

Operating revenues     $222.0       $342.9     $(120.9)      (35.26%)
Less:  Cost of gas      106.7         227.8     (121.1)      (53.16%)
-----------------------------------------------------------
Gross margin           $115.3       $115.1         $0.2         0.17%
================================================================================

         Gas distribution sales margin for the nine months ended September 30, 2002 increased primarily due to increased residential customer growth. The increase in margin was partially offset by the effects of a $1 million reduction in rates in August 2001 related to the acquisition of PSNC by SCANA. Revenues and cost of gas decreased as a result of lower commodity natural gas prices in the first and second quarters.

Operation and Maintenance Expenses

         Operation and maintenance expenses decreased $0.9 million for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease was primarily due to lower bad debt expense ($2.6 million), which was partially offset primarily by increased costs for customer billing and collections ($2.2 million).

Depreciation and Amortization Expense

         Depreciation and amortization expenses decreased primarily due to implementation of SFAS 142 and the resulting elimination of amortization expense related to goodwill ($10.0 million-see Note 1B of Notes to Condensed Consolidated Financial Statements), which was partially offset by increases for normal property additions ($3.8 million).

Other Income

         Other income decreased $2.1 million for the nine months ended September 30, 2002 compared to the same period in 2001. The decrease was primarily due to reduced interest income ($1.2 million) and an increased provision for bad debt for merchandise and jobbing ($0.4 million).

Capital Expansion Program and Liquidity Matters

         PSNC's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC's 2002 construction budget is approximately $41 million, compared to actual construction expenditures for 2001 of $75.3 million. PSNC's ratio of earnings to fixed charges for the 12 months ended September 30, 2002 was 2.6.

         In December 2001 PSNC entered into two interest rate swap agreements to pay variable rates and receive fixed rates on a combined notional amount of $44.9 million. (See Note 3 of Notes to Condensed Consolidated Financial Statements.)

SECURITIES RATINGS (As of September 30, 2002)


PSNC
------------------------------------------------------

       Rating            Senior         Commercial
       Agency           Unsecured         Paper

Moody's                    A2              P-1
Standard & Poor's          A-              A-1
Fitch Ratings              n/a             n/a
--------------------- -------------- -----------------

         The ratings above reflect Standard & Poor's one-notch downgrade in July 2002. The Company does not expect the downgrade to adversely impact the Company's liquidity.

Item 4.  Controls and Procedures

         As of September 30, 2002, an evaluation was performed under the supervision and with the participation of PSNC's management, including the CEO and CFO, of the effectiveness of the design and operation of PSNC's disclosure controls and procedures. Based on that evaluation, PSNC's management, including the CEO and CFO, concluded that PSNC's disclosure controls and procedures were effective as of September 30, 2002. There have been no significant changes in PSNC's internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

SCANA Corporation:

         For information regarding legal proceedings see Notes 4 and 13 of Notes To Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additional information is as follows:

         RATE AND OTHER REGULATORY MATTERS

         South Carolina Electric & Gas Company (SCE&G)

         Electric

     On August 6, 2002 SCE&G filed an application with the SCPSC requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects recently completed at Urquhart Station and the Jasper County Generating Station currently under construction. It also includes costs for equipment required for environmental and air quality improvements. Hearings on this request are to be held in late November 2002, with an order expected in February 2003.

         In April 2002 the SCPSC approved SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2001 through September 30, 2002 was as follows:

             Rate Per Therm      Effective Date

             $.993               January-February  2001
             $.793               March-October 2001
             $.596               November 2001-September 2002

         On October 22, 2002, as part of the annual review of gas costs, the SCPSC approved SCE&G's request to increase the cost of gas component from $.596 per therm to $.728 per therm effective with the first billing cycle in November 2002.

         In 1994 the SCPSC issued an order approving SCE&G's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 2002, as a result of the annual review, the SCPSC reaffirmed SCE&G's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at September 30, 2002 ($19.7 million) prior to the end of 2005.

         Public Service Company of North Carolina, Incorporated (PSNC)

         PSNC's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. PSNC revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC's gas purchasing practices annually.

         PSNC's benchmark cost of gas in effect during the period January 1, 2001 through September 30, 2002 was as follows:

 Rate Per Therm   Effective Date           Rate Per Therm  Effective Date

 $.690            January 2001             $.300           January 2002
 $.750            February-March 2001      $.215           February-June 2002
 $.650            April-August 2001        $.350           July-September 2002
 $.500            September-October 2001
 $.350            November-December 2001

         On October 28, 2002 the NCUC approved PSNC's request to increase the benchmark cost of gas from $.350 per therm to $.410 per therm effective for service rendered on and after November 1, 2002.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC's requests for disbursement of up to $28.4 million from PSNC's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. PSNC estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed in 2001. The Jackson County portion of the project should be complete by the end of 2002. At September 30, 2002, approximately $14.5 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in each of August 2000 and August 2001, and agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

         South Carolina Pipeline Corporation (SCPC)

         SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. In an order dated August 15, 2002 the SCPSC found that for the period January 2001 through March 2002 SCPC's gas purchasing policies and practices were prudent and the gas cost recovery provisions of its gas tariff were properly adhered to.

         COMMITMENTS AND CONTINGENCIES

         Commitments and contingencies at September 30, 2002 include the following:

         Lake Murray Dam Reinforcement

         In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $250 million and be completed in 2005.

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

        Environmental

        South Carolina Electric & Gas Company

        In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of SCE&G's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA issued a Record of Decision dealing with the intermediate aquifer and sediments in October 2002. The Record of Decision affirmed SCE&G's proposed remediation approach. A Remedial Design Work Plan will be prepared by SCE&G by early 2003 for agency input and concurrence. SCE&G anticipates that the remaining remediation activities will be implemented in 2003, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2002, SCE&G has spent approximately $18.8 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. SCE&G anticipates that major remediation activities for these three sites will be completed before 2006. SCE&G has spent approximately $2.1 million related to these sites and expects to spend an additional $5.9 million.

        Public Service Company of North Carolina, Incorporated

        PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties
(PRPs). In September 2002 an allocation agreement was reached relieving PSNC of liability for two of the seven sites. PSNC has recorded a liability and associated regulatory asset of $8.0 million, which reflects the estimated remaining liability at September 30, 2002. Amounts incurred to date that have not been recovered through gas rates are approximately $1.1 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

South Carolina Electric  & Gas Company:

        For information regarding legal proceedings see Notes 3 and 12 of Notes To Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's Annual Report on Form 10-K for the year ended December 31, 2001. Additional information is as follows:

        RATE AND OTHER REGULATORY MATTERS

        Electric

     On August 6, 2002 SCE&G filed an application with the SCPSC requesting a $104.7 million increase in retail electric revenues. The electric rate request is largely associated with the power generation projects recently completed at Urquhart Station and the Jasper County Generating Station currently under construction. It also includes costs for equipment required for environmental and air quality improvements. Hearings on this request are to be held in late November 2002, with an order expected in February 2003.

                 In April 2002 the SCPSC approved SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per kilowatt-hour to 1.722 cents per kilowatt-hour. The increase reflects higher fuel costs projected for the period May 2002 through April 2003. The increase also provides recovery for under-collected actual fuel costs through April 2002, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002.

        Gas

        SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        SCE&G's cost of gas component in effect during the period January 1, 2001 through September 30, 2002 was as follows:

               Rate Per Therm    Effective Date

                   $.993         January-February  2001
                   $.793         March-October 2001
                   $.596         November 2001-September 2002

        On October 22, 2002, as part of the annual review of gas costs, the SCPSC approved SCE&G's request to increase the cost of gas component from $.596 per therm to $.728 per therm effective with the first billing cycle in November 2002.

        In 1994 the SCPSC issued an order approving SCE&G's request to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been deferred. In October 2002, as a result of the annual review, the SCPSC reaffirmed SCE&G's billing surcharge of 3.0 cents per therm, which is intended to provide for the recovery of the balance remaining at September 30, 2002 ($20.6 million) prior to the end of 2005.

       COMMITMENTS AND CONTINGENCIES

        Commitments and Contingencies at September 30, 2002 include the following:

        Lake Murray Dam Reinforcement

     In October 1999 the Federal Energy Regulatory Commission (FERC) mandated that the Company reinforce its Lake Murray dam in order to maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $250 million and be completed in 2005.

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

       Environmental

       In September 1992 the Environmental Protection Agency (EPA) notified SCE&G, among others, of its potential liability for the investigation and cleanup of the Calhoun Park area site in Charleston, South Carolina. This site encompasses approximately 30 acres and includes properties which were locations for various industrial operations, including one of SCE&G's decommissioned MGPs. Field work at the site began in November 1993 and has required the submission of several investigative reports and the implementation of several work plans. In September 2000, SCE&G was notified by the South Carolina Department of Health and Environmental Control (DHEC) that benzene contamination was detected in the intermediate aquifer on surrounding properties of the Calhoun Park area site. The EPA required that SCE&G conduct a focused Remedial Investigation/Feasibility Study on the intermediate aquifer, which was completed in June 2001. The EPA issued a Record of Decision dealing with the intermediate aquifer and sediments in October 2002. The Record of Decision affirmed SCE&G's proposed remediation approach. A Remedial Design Work Plan will be prepared by SCE&G by early 2003 for agency input and concurrence. SCE&G anticipates that the remaining remediation activities will be implemented in 2003, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2002, SCE&G has spent approximately $18.8 million to remediate the Calhoun Park area site. Total remediation costs are estimated to be $21.9 million.

       The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for these three sites will be completed before 2006. The Company has spent approximately $2.1 million related to these sites and expects to spend an additional $5.9 million.

Public Service Company of North Carolina, Incorporated:

         For information regarding legal proceedings see Notes 5 and 11 of Notes To Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's Annual Report on Form 10-K for the year ended December 31, 2001. Additional information is as follows:

         RATE AND OTHER REGULATORY MATTERS

         PSNC's rates are established using a benchmark cost of gas approved by the NCUC, which may be modified periodically to reflect changes in the market price of natural gas. PSNC revises its tariffs with the NCUC as necessary to track these changes and accounts for any over- or under-collections of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC's gas purchasing practices annually.

         PSNC's benchmark cost of gas in effect during the period January 1, 2001 through September 30, 2002 was as follows:

Rate Per Therm  Effective Date           Rate Per Therm  Effective Date

     $.690      January 2001                  $.300      January 2002
     $.750      February-March 2001           $.215      February-June 2002
     $.650      April-August 2001             $.350      July-September 2002
     $.500      September-October 2001
     $.350      November-December 2001

         On October 28, 2002 the NCUC approved PSNC's request to increase the benchmark cost of gas from $.350 per therm to $.410 per therm effective for service rendered on and after November 1, 2002.

         A state expansion fund, established by the North Carolina General Assembly in 1991 and funded by refunds from PSNC's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC's requests for disbursement of up to $28.4 million from PSNC's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. PSNC estimates that the cost of this project will be approximately $31.4 million. The Madison County portion of the project was completed in 2001. The Jackson County portion of the project should be complete by the end of 2002. At September 30, 2002 approximately $14.5 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC. As specified in the NCUC order, PSNC reduced its rates by approximately $1 million in each of August 2000 and August 2001, and agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

         COMMITMENTS AND CONTINGENCIES

         PSNC owns, or has owned, all or portions of seven sites in North Carolina on which MGPs were formerly operated. Intrusive investigation (including drilling, sampling and analysis) has begun at two sites and the remaining sites have been evaluated using historical records and observations of current site conditions. These evaluations have revealed that MGP residuals are present or suspected at several of the sites. PSNC's associated actual costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties
(PRPs). In September 2002 an allocation agreement was reached relieving PSNC of liability for two of the seven sites. PSNC has recorded a liability and associated regulatory asset of $8.0 million, which reflects the estimated remaining liability at September 30, 2002. Amounts incurred to date that have not been recovered through gas rates are approximately $1.1 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

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

               As permitted under Item 601(b)(4)(iv), instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCANA, for itself and its subsidiaries, of SCE&G, for itself and its subsidiaries, and of PSNC, for itself and its subsidiaries, have been omitted and SCANA, SCE&G and PSNC agree to furnish a copy of such instruments to the Commission upon request.

         B. Reports on Form 8-K during the third quarter of 2002 were as follows:

                SCANA Corporation:
                Date of report:  July 26, 2002
                Item reported:   Item 5

                Date of report:   August 13, 2002
                Items reported:  Items 7 and 9

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




                                          SCANA CORPORATION
                                            (Registrant)




November 12, 2002                      By:   s/James E. Swan, IV
                                             ---------------------------------
                                             James E. Swan, IV
                                             Controller
                                             (Principal accounting officer)

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



                                 SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                 (Registrant)




November 12, 2002               By:    s/James E. Swan, IV
                                        ------------------------------------
                                       James E. Swan, IV
                                       Controller
                                       (Principal accounting officer)

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



             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                  (Registrant)




November 12, 2002                  By:   s/James E. Swan, IV
                                         ------------------------------------
                                         James E. Swan, IV
                                         Controller
                                         (Principal accounting officer)

                                  CERTIFICATION

   I, William B. Timmerman, certify that:

1.      I have reviewed this quarterly report on Form 10-Q of SCANA Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: November 12, 2002

                                 s/William B. Timmerman
                                 William B. Timmerman
                                 Chairman of the Board, Chief Executive Officer, President and Director

                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1.    I have reviewed this quarterly report on Form 10-Q of SCANA
         Corporation;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: November 12, 2002

                              s/Kevin B. Marsh
                              Kevin B. Marsh
                              Senior Vice President and Chief Financial Officer




                                  CERTIFICATION

   I, William B. Timmerman, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of South Carolina Electric & Gas Company;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: November 12, 2002

                            s/William B. Timmerman
                            William B. Timmerman
                            Chairman of the Board, Chief Executive Officer and Director


                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of South Carolina Electric & Gas Company;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



   Date: November 12, 2002

                             s/Kevin B. Marsh
                             Kevin B. Marsh
                             Senior Vice President and Chief Financial Officer

                                  CERTIFICATION

   I, William B. Timmerman, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Public Service Company of North Carolina, Incorporated;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 12, 2002

                               s/William B. Timmerman
                               William B. Timmerman
                               Chairman of the Board, Chief Executive Officer and Director



                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1. I have reviewed this quarterly report on Form 10-Q of Public Service Company of North Carolina, Incorporated;

   2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

   3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

   4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

        c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

   5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

        a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

   6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

   Date: November 12, 2002

                                          s/Kevin B. Marsh
                                          Kevin B. Marsh
                                          President and Chief Financial
       Officer



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

3.03             X          Restated Articles of Incorporation of SCE&G, as
                            adopted on May 3, 2001 (Filed as Exhibit 3.01 to
                            Registration Statement No. 333-65460)

3.04             X          Articles of Amendment of SCE&G dated May 22, 2001
                            (Filed as Exhibit 3.02 to Registration Statement No.
                            333-65460)

3.05             X          Articles of Correction of SCE&G dated June 1, 2001
                            (Filed as Exhibit 3.03 to Registration Statement No.
                            333-65460)

3.06             X          Articles of Amendment of SCE&G dated June 14, 2001
                           (Filed as Exhibit 3.04 to Registration Statement No. 333-65460)

3.07             X          Articles of Amendment of SCE&G dated August 30, 2001
                           (Filed as Exhibit 3.07 to Form 10-Q for the quarter
                            ended June 30, 2002)

3.08             X          Articles of Amendment of SCE&G dated March 13, 2002
                           (Filed as Exhibit 3.08 to
                            Form 10-Q for the quarter ended June 30, 2002)

3.09             X          Articles of Amendment of SCE&G dated May 9, 2002
                           (Filed as Exhibit 3.09 to Form
                            10-Q for the quarter ended June 30, 2002)

3.10             X          Articles of Amendment of SCE&G, dated June 4, 2002
                            (Filed herewith)

3.11             X          Articles of Amendment of SCE&G, dated August 12,
                           2002 (Filed herewith)

                         EXHIBIT INDEX

Exhibit    Applicable to
           Form 10-Q of
No.     SCANA  SCE&G  PSNC    Description

3.12                 X      Articles of Incorporation of PSNC (formerly New Sub
                            II, Inc.) dated February 12, 1999 (Filed as Exhibit
                            3.01 to Registration Statement No. 333-45206)

3.13                 X      Articles of Amendment of PSNC (formerly New Sub II,
                            Inc.) as adopted on February 10, 2001 (Filed as
                            Exhibit 3.02 to Registration Statement No.333-45206)

3.14                 X      Articles of Correction of PSNC dated February 11,
                            2001 (Filed as Exhibit 3.03 to Registration
                            Statement No. 333-45206)

3.15      X                 By-Laws of SCANA as revised and amended on December
                            13, 2001 (Filed  as Exhibit 3.01 to Registration
                            Statement No. 333-68266)

3.16             X          By-Laws of SCE&G as amended and adopted on February
                            22, 2001 (Filed as Exhibit 3.05 to Registration
                            Statement No. 333-65460)

3.17                 X      By-Laws of PSNC (formerly New Sub II, Inc.) as
                            revised and amended on February 22, 2001 (Filed as Exhibit 3.01 to Registration Statement No.
                            333-68516)


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

10.15             X           Service Agreement between SCE&G and SCANA
                              Services, Inc., effective April 1, 2002
                              (Filed herewith)

99.1      X                   Certification of Principal Executive Officer
                              (Filed herewith)

99.2      X                   Certification of Principal Financial Officer
                              (Filed herewith)

99.3              X           Certification of Principal Executive Officer
                             (Filed herewith)

99.4              X           Certification of Principal Financial Officer
                              (Filed herewith)

99.5                     X    Certification of Principal Executive Officer
                             (Filed herewith)

99.6                     X    Certification of Principal Financial Officer
                              (Filed herewith)