Form 10-K/A
period 2002-12-31
SCANA CORP
filed 2003-04-16
CIK 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 Amendment No. 1


                                   FORM 10-K/A

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002
                                -----------------

                                       OR

 (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                       For the transition period from to

                          Commission File Number 1-8809

                                SCANA CORPORATION
             (Exact name of registrant as specified in its charter)

            SOUTH CAROLINA                                  57-0784499
--------------------------------------------------------------------------------
(State or other jurisdiction of                               (IRS employer
incorporation or organization)                            identification no.)

 1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA                  29201
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

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

                                      None
--------------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $3.2 billion at June 28, 2002, based on a price of $30.87. The total number of shares outstanding at February 28, 2003 was 110,832,747.

DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of the Registrant's 2003 Proxy Statement, dated March 17, 2003, in connection with its 2003 Annual Meeting of Stockholders, are incorporated by reference in Part III hereof.



     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2002, as set forth in the pages attached hereto:


  Item 8:   Financial Statements and Supplementary Data

  The above item has been amended to include the Financial Statements and Supplemental Schedules for the Company's Stock Purchase-Savings Plan and the Independent Auditors' Report thereon.

  Item 14:  Exhibits, Financial Statement Schedules and Reports on Form 8-K

  The above item has been amended to include the Financial Statements and Supplemental Schedules for the Company's Stock Purchase-Savings Plan and the Independent Auditors' Report thereon and Consent to the incorporation of such report in the Company's registration statements under the Securities Act of 1933, as amended.


                                     PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 2002 and 2001

    *Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000

    *Consolidated Statements of Cash Flows for the years ended December 31,
       2002, 2001 and 2000

    *Consolidated Statements of Capitalization as of December 31, 2002 and 2001

    *Consolidated Statements of Comprehensive Income (Loss) and Changes in
         Common Equity for the years ended December 31, 2002, 2001 and 2000.

    *Notes to Consolidated Financial Statements


 Stock Purchase-Savings Plan:                                            Page
                                                                         ----

   **Independent Auditors' Report...................................     4

   **Financial Statements and Notes thereto.........................     5

   **Supplemental Schedules.........................................    10



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

         ** The Consent of the Independent Auditors (Exhibit 23.04) is filed herein.

         As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than $400,000,000, or 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K during the fourth quarter of 2002 were as follows:

       SCANA Corporation:
       Date of report:      October 9, 2002
       Item reported:       Item 5

    * Previously filed with Form 10-K.
   ** Filed herein.

INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the accompanying Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 2002 and 2001, and the related Statements of Changes in Participants' Equity for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 2002 and 2001 and the changes in participants' equity for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment purposes as of December 31, 2002 and (2) reportable transactions for the year ended December 31, 2002 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2002 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
Columbia, South Carolina
March 31, 2003

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                        STATEMENTS OF FINANCIAL POSITION

                        As of December 31, 2002 and 2001
                             (Thousands of Dollars)



------------------------------------------------------------- -----------------
                                                         2002              2001
------------------------------------------------------------- -----------------

 Assets:
 Investments at Fair Value:
    SCANA Corporation -
    Shares of common stock
    (cost - $251,113 and $241,427 respectively)      $315,398          $279,295

    Common or Collective Trust Funds:
    IRT Growth and Income Fund                          2,438             3,093
    IRT Maximum Appreciation Fund                         576               476
    IRT Intermediate Return Fund                          394               330
    IRT Stable Value Fund                               9,253             5,972
    IRT 500 Index Fund                                  6,166             6,481

    Mutual Funds:
    American Century Income & Growth Fund               1,377             1,276
    AmSouth Large Cap "A" Fund                          3,037                 -
    Berger Small Cap Value Fund                         2,894             1,550
    Dodge & Cox Common Stock Fund                       1,139                 -
    EuroPacific Growth Fund                             1,501             1,338
    MAS Mid Cap Value Fund                              1,001               921
    MFS Mid Cap Growth Fund                             2,240             3,841
    Pimco Total Return Fund                             5,217             2,938
    Invesco Blue Chip Growth Fund                           -             6,925
    Invesco Small Company Growth Fund                   2,117             2,169
    Other                                                  35               377
    Loans to Participants (Note 2)                     14,393            12,870
                                                    --------- -----------------
 Total Investments, at Fair Value                     369,176           329,852
                                                    --------- -----------------

 Receivables:
    Contributions Receivable                            1,121             1,090
    SCANA Corporation Dividends Receivable              3,325             3,013
                                                    --------- -----------------

 Total Receivables                                      4,446             4,103
                                                    --------- -----------------

 Participants' Equity                                $373,622          $333,955
                                                    ========= =================


See Notes to Financial Statements.


                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                  STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY

              For the years ended December 31, 2002, 2001 and 2000
                             (Thousands of Dollars)

------------------------------------------------------------- ------------- ------------
                                                         2002          2001         2000

Investment Income (Loss)
   Interest and Dividends                             $15,105       $13,580      $13,562
   Net Appreciation (Depreciation)
       in Fair Value of Investments:
      Common Stock of SCANA Corporation (Note 3)       31,947      (16,323)       25,851
      Mutual Funds                                    (7,544)       (7,482)     (15,279)
      Common and Collective Trust Funds               (2,154)       (1,486)      (1,056)

                                                    --------- ------------- ------------
                                                    --------- ------------- ------------
Total Investment Income (Loss)                         37,354      (11,711)       23,078
                                                    --------- ------------- ------------
                                                    --------- ------------- ------------

Contributions:
   Company and Participating Subsidiaries' Match       14,257        14,446       12,398
   Participating Employees                             18,150        18,370       17,041
                                                    --------- ------------- ------------
                                                    --------- ------------- ------------

Total Additions to Participants' Equity                32,407        32,816       29,439


Distributions to Participants                        (30,140)      (22,560)     (31,469)
                                                    --------- ------------- ------------
                                                    --------- ------------- ------------

Net Increase (Decrease) Before Transfers               39,621       (1,455)       21,048

Transfers from Subsidiaries                                46             -       38,646
                                                    --------- ------------- ------------
                                                    --------- ------------- ------------

Net Increase (Decrease) in Participants' Equity        39,667       (1,455)       59,694

Participants' Equity, Beginning of Year               333,955       335,410      275,716
                                                    --------- ------------- ------------
                                                    --------- ------------- ------------

Participants' Equity, End of Year                    $373,622      $333,955     $335,410
                                                    ========= ============= ============

See Notes to Financial Statements.


                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN

                          NOTES TO FINANCIAL STATEMENTS





1. Summary of Accounting Policies:

         Basis of Accounting

         The accompanying financial statements for the SCANA Corporation (the Company) Stock Purchase-Savings Plan (the Plan) have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

         Payment of Benefits

         Benefits are recorded when paid.


2.  Description of Plan

         The following description of the Plan provides only general information. Participants should refer to the Plan document for a complete description of the Plan's provisions. Costs of administering the Plan are paid by the Plan sponsor, the Company.

         The Plan is designed to encourage voluntary systematic savings by employees with the Company's and participating subsidiaries' contributions as an added incentive. To be eligible to participate in the Plan, an employee must be at least 18 years of age, receiving eligible earnings from the Company or participating subsidiaries, or be on a leave of absence authorized by the Company. There is no time of service requirement. The Company and participating subsidiaries match participant contributions up to 6% of eligible earnings. Participants may contribute up to an additional 9% of eligible earnings which are not matched by the Company. Participants direct AMVESCAP National Trust Company, the Plan's trustee (Trustee), to invest participant contributions in any combination of either SCANA Corporation common stock or a group of mutual funds and common and collective trust funds selected to range from conservative to aggressive investment styles.

        The Company's and participating subsidiaries' contributions are invested only in shares of Company common stock. Company and participating subsidiaries' contributions are fully and immediately vested.

         The Plan was amended effective January 1, 2002 to allow certain employees who had participated in a non-participating subsidiary's separate qualified 401K plan, to voluntarily roll funds directly to the Plan. Loans outstanding to the non-participating subsidiary's plan were also rolled into the Plan.

         The Plan was amended effective December 31, 2001 for certain amendments as required under the Economic Growth Tax Relief Reconciliation Act of 2001 (EGTRRA). In addition, the Plan elected to adopt certain optional amendments as provided for in EGTRRA. Effective December 31, 2001, rollovers are accepted from 403(b) and 457 plans as long as the source of funds are pretax in nature. In addition, participants who take hardship distributions must serve a suspension period of six months. This option was effective for hardship distributions made after June 30, 2001.

         The Plan was amended effective March 1, 2000 to admit Public Service of North Carolina, Incorporated as a participating employer. The Plan was amended effective September 1, 2000 to merge plan assets totaling approximately $38.6 million from the former PSNC Energy and Subsidiaries Special Savings and Retirement Plan into the existing Plan.

         The Plan received a determination letter from the IRS dated April 5, 2002 indicating that the Plan was in compliance with all required amendments through December 31, 2001. The determination letter further, states that the Plan satisfies the requirements of Section 401(a) of the Code as amended by the Economic Growth Tax Relief Reconciliation Act of 2001. The Plan has been amended subsequent to receiving the determination letter; however, the Company and the plan administrator believe that the Plan was designed and continues to be operated in compliance with the applicable requirements of the Internal Revenue Code and that the Plan and the related trust continue to be tax-exempt.

         The Plan has profit sharing, stock bonus and employee stock ownership components. The profit sharing plan component is intended to qualify under Code Sections 401(a), 401(k) and 401(m). The stock bonus plan and employee stock ownership plan components (the assets of which are invested in the Common Stock
Fund) are intended to qualify under Code Sections 401(a) and 4975(e) (7), respectively, and as such are designed to invest primarily in qualifying employer securities of the Company. As a result, dividends payable on Company common stock allocated to the employee stock ownership plan feature are distributed to Plan participants. Alternatively, participants can elect on an annual basis not to receive a distribution of dividends payable from the Plan. For those participants who do not make an annual election, all dividends on Company common stock will be distributed as soon as practical after they are paid to the Plan.

         The Plan allows participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), except that "highly compensated employees" within the context of Internal Revenue Code of 1986 ("Code"), as amended, are subject to Tax Deferred contribution limitations of 6% or less of eligible earnings. Regular Savings amounts are included in wages subject to federal or state income tax withholding, whereas Tax Deferred Savings amounts are exempt from such withholding. The Plan allows for the acceptance of "Direct Rollovers" (Rollover) from other qualified retirement plans and conduit Individual Retirement Accounts
(IRAs). Rollover amounts can be invested in any combination of Company common stock and the available mutual fund and common and collective trust fund choices. Participants may request a distribution in the form of whole shares (Company common stock only) or cash for all securities and earnings credited to their Regular Savings and Rollover accounts (cash is distributed for fractional shares). Participants may not receive a distribution from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship.

         Participants may request loans from the Plan. Loans are made available based on the asset value in a participant's account at the time of the loan, but in any case, not less than $500 or greater than $50,000. Assets equal to the amount of the loan are converted into cash by the Trustee and made available to the borrowing participant. The interest rate on a loan is determined by using "Prime Interest Rate" as published in the Wall Street Journal plus 1% as determined on the last business day of each month for the next month's loans. The participant no longer earns interest or dividends on the liquidated assets. The period of repayment for any loan cannot exceed five years, except that a loan used to acquire the principal residence of the participant may be extended to a maximum of ten years. All payments of the loan, including interest, are reinvested on behalf of the participant in the investments he or she selected for all other participant contributions. Upon termination of employment, death or disability the loan must be paid in full or it will reduce the distributable amount of the participant's account balance. This reduction will be converted to taxable income as a deemed distribution to the participant or the participant's beneficiary. In some cases the terminating participant may elect to delay distribution in which case an unpaid loan balance will be converted to taxable income as a deemed distribution prior to the distribution of assets to the participant. A participant or the beneficiary may receive a distribution of all securities and earnings credited to their Tax Deferred Savings accounts in the event of retirement, disability, termination of employment or death.

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

         The Plan's assets are held by the Trustee pursuant to a Trust Agreement executed as of September 1, 2000. Company contributions are held and managed by the Trustee, which invests cash received, interest and dividend income and makes distributions to participants. Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Employees pay a minimal amount for the operating expenses of mutual funds or common and collective trusts in which they choose to invest as well as $.03 for each share of Company common stock sold at their direction. All other administrative expenses are paid directly by the Company.

         Although it has not expressed any intent to do so, the Company and participating subsidiaries have the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1979 (ERISA).

3. Nonparticipant-Directed Investment:

         Net assets and significant changes related to nonparticipant-directed investments as of December 31, 2002, 2001 and 2000 and for each of the three years ended December 31, 2002 is as follows:

                                              2002        2001        2000
                                          --------- ----------- -----------

Change in Net Assets:
  Net appreciation (depreciation)          $14,898    $(7,562)     $12,588
  Interest and dividends                     5,972       4,768           -
  Employer contributions                    14,184      14,444      12,398
  Benefits paid to participants           (15,652)    (10,131)    (18,905)
                                          --------- ----------- -----------
    Net Change                              19,401       1,519       6,081
Investment in SCANA Common Stock,
  beginning of year                        129,678     128,159     122,078
                                          --------- ----------- -----------
Investment in SCANA Common Stock,
  end of year                             $149,080    $129,678    $128,159
                                          ========= =========== ===========


4.       Related Party Transactions

Certain Plan investments are shares of mutual funds and common and collective trust funds managed by an affiliate of the Trustee and common stock of SCANA Corporation; therefore, these transactions qualify as party-in-interest transactions.

SCANA Corporation
STOCK PURCHASE-SAVINGS PLAN


SUPPLEMENTAL SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
Form 5500,Schedule H, Part IV, Line 4i
AS OF DECEMBER 31, 2002
(Thousands of Dollars)


 DESCRIPTION                                     COST**         CURRENT
                                                                 VALUE
 ---------------------------------------------------------- ----------------

 * SCANA Corporation Common Stock                 $251,113         $315,398

 * Common and Collective Trust Funds:
       IRT Growth and Income Fund                                     2,438
       IRT Maximum Appreciation Fund                                    576
       IRT Intermediate Return Fund                                     394
       IRT Stable Value Fund                                          9,253
       IRT 500 Index Fund                                             6,166

 *Mutual Funds:
       American Century Growth & Income Fund                          1,377
       AmSouth Large Cap "A" Fund                                     3,037
       Berger Small Cap Value Fund                                    2,894
       Dodge & Cox Stock Fund                                         1,139
       EuroPacific Growth Fund                                        1,501
       MAS Mid Cap Value Fund                                         1,001
       MFS Mid Cap Growth Fund                                        2,240
       Pimco Total Return Fund                                        5,217
       Invesco Small Company Growth Fund                              2,117

 * Other                                                                 35

 * Loans to participants, with interest rates
    ranging from 5.6% to 10.5% and maturities
    ranging from 1 month to 10 years                                 14,393
                                                            ----------------
                                                                   $369,176
                                                            ================

 * Denotes permitted party-in-interest

 ** Cost is only required for Non-Participant Directed Investments
      (SCANA Stock Only)

SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN

SUPPLEMENTAL SCHEDULE OF REPORTABLE TRANSACTIONS
Form 5500,Schedule H, Part IV, Line 4j FOR THE YEAR ENDED DECEMBER 31, 2002 (Thousands of Dollars)



DURING THE YEAR ENDED DECEMBER 31, 2002, THE FOLLOWING TRANSACTIONS WERE MADE IN THE COMMON STOCK OF SCANA CORPORATION, WHOSE EMPLOYEES ARE COVERED BY THE PLAN.


                                                 COST OF        NET GAIN
                 PURCHASE          SELLING        ASSETS          FROM
                   PRICE            PRICE          SOLD           SALE
                   -----            -----          ----           ----

PURCHASES         $84,174

SALES                              $80,018       $74,489         $5,529

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SCANA CORPORATION
                                  (Registrant)




Date: April 16, 2003          BY: s/James E. Swan, IV
                                  James E. Swan, IV, Controller
                                  (Principal Accounting Officer)

                                  CERTIFICATION

   I, William B. Timmerman, certify that:

1. I have reviewed this annual report on Form 10-K, as amended, of SCANA Corporation;

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

   Date: April 16, 2003

                                        s/William B. Timmerman
                                        William B. Timmerman
                                        Chairman of the Board, President,
                                        Chief Executive Officer and Director

                                  CERTIFICATION

   I, Kevin B. Marsh, certify that:

   1. I have reviewed this annual report on Form 10-K, as amended, of SCANA Corporation;

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



   Date: April 16, 2003

                                 s/Kevin B. Marsh
                                 Kevin B. Marsh
                                 Senior Vice President and Chief Financial
                                 Officer

                                  EXHIBIT INDEX

Exhibit
No.            Description

2.01 Agreement and Plan of Merger, dated as of February 16, 1999 as amended and restated as of May 10, 1999, by and among Public Service Company of North Carolina, Incorporated, SCANA Corporation, New Sub I, Inc. and New Sub II, Inc. (Filed as
               Exhibit 2.1 to Registration Statement No. 333-78227 on Form S-4 and incorporated by reference herein)

3.01 Restated Articles of Incorporation of SCANA as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02           Articles of Amendment of SCANA, dated April 27, 1995 (Filed as
               Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.15 By-Laws of SCANA as revised and amended on December 13, 2000 (Filed as Exhibit 3.01 to Registration Statement No. 333-68266 and incorporated by reference herein)

4.01 Articles of Exchange of South Carolina Electric & Gas Company and SCANA Corporation (Filed as Exhibit 4-A to Post-Effective Amendment No. 1 to Registration Statement No. 2-90438 and incorporated by reference herein)

4.02 Indenture dated as of November 1, 1989 between SCANA Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4-A to Registration No. 33-32107 and incorporated by reference herein)

4.03 Indenture dated as of January 1, 1945, between the South Carolina Power Company and Central Hanover Bank and Trust Company, as Trustee, as supplemented by three Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as Exhibit 2-B to Registration Statement No. 2-26459 and incorporated by reference herein)

4.04 Fourth Supplemental Indenture dated as of April 1, 1950, to Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture (Exhibit 2-C to Registration
               Statement No. 2-26459 and incorporated by reference herein)

4.05           Fifth through Fifty-third Supplemental Indenture referred to in
               Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements whose file numbers are set forth below and are incorporated by reference herein

               December 1, 1950   Exhibit 2-D     to Registration No. 2-26459
               July 1, 1951       Exhibit 2-E     to Registration No. 2-26459
               June 1, 1953       Exhibit 2-F     to Registration No. 2-26459
               June 1, 1955       Exhibit 2-G     to Registration No. 2-26459
               November 1, 1957   Exhibit 2-H     to Registration No. 2-26459
               September 1, 1958  Exhibit 2-I     to Registration No. 2-26459
               September 1, 1960  Exhibit 2-J     to Registration No. 2-26459
               June 1, 1961       Exhibit 2-K     to Registration No. 2-26459
               December 1, 1965   Exhibit 2-L     to Registration No. 2-26459
               June 1, 1966       Exhibit 2-M     to Registration No. 2-26459
               June 1, 1967       Exhibit 2-N     to Registration No. 2-29693
               September 1, 1968  Exhibit 4-O     to Registration No. 2-31569
               June 1, 1969       Exhibit 4-C     to Registration No. 33-38580
               December 1, 1969   Exhibit 4-O     to Registration No. 2-35388
               June 1, 1970       Exhibit 4-R     to Registration No. 2-37363
               March 1, 1971      Exhibit 2-B-17  to Registration No. 2-40324
               January 1, 1972    Exhibit 2-B     to Registration No. 33-38580
               July 1, 1974       Exhibit 2-A-19  to Registration No. 2-51291
               May 1, 1975        Exhibit 4-C     to Registration No. 33-38580

                                  EXHIBIT INDEX


Exhibit
No.          Description

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

4.06 Indenture dated as of April 1, 1993 from South Carolina Electric & Gas Company to NationsBank of Georgia, National Association (Filed as Exhibit 4-F to Registration Statement No. 33-49421 and incorporated by reference herein)

4.07         First Supplemental Indenture to Indenture  referred to in Exhibit
             4.06 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)

4.08         Second Supplemental Indenture to Indenture referred to in Exhibit
             4.06 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)

4.09 Trust Agreement for SCE&G Trust I (Filed as Exhibit 4.03 to Registration Statement No. 333-49960 and incorporated by reference herein)

4.10 Certificate of Trust of SCE&G Trust I (Filed as Exhibit 4.04 to Registration Statement No. 333-49960 and incorporated by reference herein)

4.11         Junior Subordinated Indenture for SCE&G Trust I (Filed as Exhibit
             4.05 to Registration Statement No. 333-49960 and incorporated by reference herein)

4.12 Guarantee Agreement for SCE&G Trust I (Filed as Exhibit 4.06 to Registration Statement No. 333-49960 and incorporated by reference herein)

                                  EXHIBIT INDEX


Exhibit
No.       Description

4.13      Amended and Restated Trust Agreement for SCE&G Trust I (Filed as
          Exhibit 4.07 to Registration Statement No. 333-49960 and incorporated by reference herein)

4.14 Indenture dated as of January 1, 1996 between PSNC and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.08 to Registration Statement No. 333-45206 and incorporated by reference herein)

4.15 First through Fourth Supplemental Indenture referred to Exhibit 4.14 dated as of the dates indicated below and filed as exhibits to Registration Statements whose file numbers are set forth below and are incorporated by reference herein

          January 1, 1996     Exhibit 4.09      to Registration No. 333-45206
          December 15, 1996   Exhibit 4.10      to Registration No. 333-45206
          February 10, 2000   Exhibit 4.11      to Registration No. 333-45206
          February 12, 2001   Exhibit 4.05      to Registration No. 333-68516

*10.01 SCANA Executive Deferred Compensation Plan as amended July 1, 2001 (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.02 SCANA Supplementary Executive Retirement Plan as amended July 1, 2001 (Filed as Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.03 SCANA Key Executive Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.04 SCANA Supplementary Key Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03a to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.05 SCANA Performance Share Plan as amended and restated effective January 1, 1998 (Filed as Exhibit 10 (e) to Registration Statement No. 333-86803 and incorporated by reference herein)

*10.06    SCANA Long-Term Equity Compensation Plan dated January 2000 filed as
          Exhibit 4.04 to Registration Statement No. 333-37398 and incorporated by reference herein)

*10.07 Description of SCANA Whole Life Option (Filed as Exhibit 10-F to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)

*10.08 Description of SCANA Corporation Executive Annual Incentive Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)

*10.09 SCANA Corporation Director Compensation and Deferral Plan effective January 1, 2001 (Filed as Exhibit 4.03 to Registration Statement No. 333-18973 and incorporated by reference herein)

10.16 Service Agreement between SCE&G and SCANA Services, Inc., effective April 1, 2002 (Filed as Exhibit 10.01 to Registration Statement No. 333-101449 and incorporated by reference herein)

12.01     Statement Re Computation of Ratios (Filed as Exhibit 12.01 to
          Form 10-K for the year ended December 31, 2002 and incorporated by reference herein)

23.04 Consents of Experts and Counsel (Independent Auditors' Consent) (Filed herewith)

24.01     Power of Attorney (Previously filed)

99.01     Certification of Principal Executive Officer (Filed herewith)

99.02     Certification of Principal Executive Officer (Filed herewith)

* Management Contract or Compensatory Plan or Arrangement