Form 10-Q
period 2003-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO; PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2003-11-07
CIK 754737, 91882, 81025

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    FORM 10-Q

              (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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
                    (803) 217-9000

        Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. SCANA Corporation Yes X No South Carolina Electric & Gas Company Yes X No Public Service Company of North Carolina, Incorporated Yes X No

        Indicate by check mark whether the registrant is an accelerated filer (
as defined in Exchange Act Rule 12b-2). SCANA Corporation Yes  X     No
South Carolina Electric & Gas Company  Yes      No   X
Public Service Company of North Carolina, Incorporated  Yes       No   X


         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                 Description of        Shares Outstanding
               Registrant        Common Stock            at October 31,
               ----------        ------------            --------------
2003

SCANA Corporation                Without Par Value       110,748,408

South Carolina Electric
  & Gas Company                  $4.50 Par Value          40,296,147(a)

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

============================================================================






                                      INDEX
                                                                                                                          Page
PART I.  FINANCIAL INFORMATION

SCANA Corporation Financial Section....................................................................................    3
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 ....................    4
              Condensed Consolidated Statements of Operations for the Periods Ended September 30, 2003 and 2002........    6
              Condensed Consolidated Statements of Cash Flows for the Periods Ended September 30, 2003 and 2002........    7
              Condensed Consolidated Statements of Comprehensive Income (Loss) for the Periods
                Ended September 30, 2003 and 2002......................................................................    8
              Notes to Condensed Consolidated Financial Statements.....................................................    9

Item 2.   Management's Discussion and Analysis of Financial Condition and Results of Operations........................   22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk...................................................   32

Item 4.   Controls and Procedures......................................................................................   34

South Carolina Electric & Gas Company Financial Section................................................................   35
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 ....................   36
              Condensed Consolidated Statements of Income for the Periods Ended September 30, 2003 and 2002............   38
              Condensed Consolidated Statements of Cash Flows for the Periods Ended September 30, 2003 and 2002........   39
              Notes to Condensed Consolidated Financial Statements.....................................................   40

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.........................   47

Item 3.  Quantitative and Qualitative Disclosures About Market Risk....................................................   53

Item 4.  Controls and Procedures.......................................................................................   54

Public Service Company of North Carolina, Incorporated Financial Section...............................................   55
Item 1.  Financial Statements
              Condensed Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002 ....................   56
              Condensed Consolidated Statements of Operations for the Periods Ended September 30, 2003 and 2002........   57
              Condensed Consolidated Statements of Cash Flows for the Periods Ended September 30, 2003 and 2002........   58
              Notes to Condensed Consolidated Financial Statements.....................................................   59

Item 2.  Management's Narrative Analysis of Results of Operations......................................................   64

Item 4.  Controls and Procedures.......................................................................................   66

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings.............................................................................................   67

Item 6.  Exhibits and Reports on Form 8-K..............................................................................   69

Signatures.............................................................................................................   70

Exhibit Index..........................................................................................................   71

Certifications Required by Rule 13a-14 ................................................................................   76

Certifications Pursuant to 18 U.S.C. Section 1350......................................................................   82

                                SCANA CORPORATION
                                FINANCIAL SECTION


                                                         PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements


                                                               SCANA CORPORATION
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                   (Unaudited)


------------------------------------------------------------------------------- ------------------ ------------------
                                                                                  September 30,      December 31,
Millions of dollars                                                                   2003               2002
------------------------------------------------------------------------------- ------------------ ------------------
Assets

Utility Plant:
    Electric                                                                         $5,416             $5,228
    Gas                                                                                1,650              1,593
    Other                                                                                181                184
------------------------------------------------------------------------------- ------------------ ------------------
        Total                                                                          7,247              7,005
    Accumulated depreciation and amortization                                         (2,606)            (2,476)
------------------------------------------------------------------------------- ------------------ ------------------
        Total                                                                          4,641             4,529
    Construction work in progress                                                        994                677
    Nuclear fuel, net of accumulated amortization                                          41                38
    Acquisition adjustments, net of accumulated amortization                              230               230
------------------------------------------------------------------------------- ------------------ ------------------
        Utility Plant, Net                                                             5,906             5,474
------------------------------------------------------------------------------- ------------------ ------------------

Nonutility Property, Net of Accumulated Depreciation                                       93                95
Investments                                                                              222                231
------------------------------------------------------------------------------- ------------------ ------------------
------------------------------------------------------------------------------- ------------------ ------------------
       Nonutility Property and Investments, Net                                          315               326
------------------------------------------------------------------------------- ------------------ ------------------
------------------------------------------------------------------------------- ------------------ ------------------

Current Assets:
    Cash and temporary investments                                                         80              374
    Receivables, net of allowance for uncollectible accounts of
        $15 and $17                                                                      358               478
    Receivables - affiliated companies                                                     15                 8
    Inventories (at average cost):
        Fuel                                                                             169                166
        Materials and supplies                                                             60                61
        Emission allowances                                                                 7                10
    Prepayments                                                                            36                40
    Deferred income taxes, net                                                              4                 -
------------------------------------------------------------------------------- ------------------ ------------------
        Total Current Assets                                                             729             1,137
------------------------------------------------------------------------------- ------------------ ------------------

Deferred Debits:
    Environmental                                                                          21                27
    Nuclear plant decommissioning                                                           -                87
    Assets held in trust, net-nuclear decommissioning                                      35                  -
    Pension asset, net                                                                   269                265
    Other regulatory assets                                                              331                292
    Other                                                                                182                138
------------------------------------------------------------------------------- ------------------ ------------------
        Total Deferred Debits                                                            838                809
------------------------------------------------------------------------------- ------------------ ------------------
            Total                                                                    $7,788               $7,746
=============================================================================== ================== ==================












------------------------------------------------------------------------------------ ------------------- -----------------
                                                                                       September 30,       December 31,
Millions of dollars                                                                         2003               2002
------------------------------------------------------------------------------------ ------------------- -----------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                                          $2,306             $2,177
    Preferred stock (Not subject to purchase or sinking funds)                                 106                106
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Stockholders' Investment                                                      2,412              2,283
Preferred Stock, net (Subject to purchase or sinking funds)                                       9                  9
SCE&G-Obligated Mandatorily Redeemable Preferred Securities of SCE&G's
    Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of 7.55%
    Junior Subordinated Debentures of SCE&G                                                       -                50
Long-Term Debt, net                                                                         2,852              2,834
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Capitalization                                                                5,273              5,176
------------------------------------------------------------------------------------ ------------------- -----------------

Current Liabilities:
    Short-term borrowings                                                                      242                209
    Current portion of long-term debt                                                          402                413
    Accounts payable                                                                           201                354
    Accounts payable - affiliated companies                                                     14                   8
    Customer deposits                                                                           43                 39
    Taxes accrued                                                                               72                 78
    Interest accrued                                                                            52                 52
    Dividends declared                                                                          41                 39
    Deferred income taxes, net                                                                    -                 4
    Other                                                                                       51                 77
------------------------------------------------------------------------------------ ------------------- -----------------
       Total Current Liabilities                                                            1,118              1,273
------------------------------------------------------------------------------------ ------------------- -----------------

Deferred Credits:
    Deferred income taxes, net                                                                 782                747
    Deferred investment tax credits                                                            119                118
    Reserve for nuclear plant decommissioning                                                     -                87
    Asset retirement obligation - nuclear plant                                                116                   -
    Postretirement benefits                                                                    133                131
    Regulatory liabilities                                                                     144               114
    Other                                                                                      103                100
------------------------------------------------------------------------------------ ------------------- -----------------
        Total Deferred Credits                                                               1,397             1,297
------------------------------------------------------------------------------------ ------------------- -----------------
           Total                                                                           $7,788             $7,746
==================================================================================== =================== =================

See Notes to Condensed Consolidated Financial Statements.







                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

-------------------------------------------------------------------- --------------------------- ---------------------------
                                                                         Three Months Ended          Nine Months Ended
                                                                           September 30,               September 30,
Millions of dollars, except per share amounts                             2003          2002        2003          2002
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Operating Revenues:
    Electric                                                              $429           $424      $1,121          $1,075
    Gas - regulated                                                        155            136          775           587
    Gas - nonregulated                                                     167            134          650           503
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
        Total Operating Revenues                                           751            694        2,546        2,165
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Operating Expenses:
    Fuel used in electric generation                                        97            105          258          271
    Purchased power                                                         13               7           39           29
    Gas purchased for resale                                               262            215        1,127          828
    Other operation and maintenance                                        135            126          420          383
    Depreciation and amortization                                           60             55          180          163
    Other taxes                                                             34             32          104            95
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
        Total Operating Expenses                                           601            540        2,128        1,769
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Operating Income                                                           150            154          418          396
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Other Income:
    Other income, including allowance for equity funds
      used during construction of $6, $6, $15  and $18                      16             17           48            54
    Gain on sale of investments and assets                                    3             -           60            31
    Impairment of investments                                                 -             -            (7)       (255)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
        Total Other Income (Expense)                                        19             17          101         (170)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income Before Interest Charges, Income Taxes,
    Preferred Stock Dividends and Cumulative Effect
    of Accounting Change                                                   169            171          519           226
Interest Charges, Net of Allowance for Borrowed Funds
    Used During Construction of $3, $3, $9 and $10                           48            49          149           151
Dividend Requirement of SCE&G - Obligated
    Mandatorily Redeemable Preferred Securities                               -             1             2            3
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income Before Income Taxes, Preferred Stock Dividends
  and Cumulative Effect of Accounting Change                               121            121          368            72
Income Tax Expense                                                           35             41         120            20
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income Before Preferred Stock Dividends and
  Cumulative Effect of Accounting Change                                     86            80          248           52
Cash Dividends on Preferred Stock of Subsidiary (At stated rates)             2             2            6             6
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Income Before Cumulative Effect of Accounting Change                        84             78          242            46
Cumulative Effect of Accounting Change, net of taxes                          -             -             -        (230)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
-------------------------------------------------------------------- --------------- ----------- ------------ --------------

Net Income (Loss)                                                          $84           $78         $242         $(184)
==================================================================== =============== =========== ============ ==============
==================================================================== =============== =========== ============ ==============

Basic and Diluted Earnings Per Share of Common Stock:
Before Cumulative Effect of Accounting Change                             $.76          $.74        $2.18            $.44
Cumulative Effect of Accounting Change, net of taxes                       -                -             -       (2.20)
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
-------------------------------------------------------------------- --------------- ----------- ------------ --------------
Basic and Diluted Earnings (Loss) Per Share                               $.76           $.74       $2.18        $(1.76)
==================================================================== =============== =========== ============ ==============
==================================================================== =============== =========== ============ ==============
Weighted Average Shares Outstanding (millions)                           110.9         104.7        110.9           104.7

See Notes to Condensed Consolidated Financial Statements.





                                SCANA CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
--------------------------------------------------------------------------------------- ----------------------------------
                                                                                                Nine Months Ended
                                                                                                  September 30,
Millions of dollars                                                                            2003             2002
--------------------------------------------------------------------------------------- ------------------ ---------------

Cash Flows From Operating Activities:
    Net income (loss)                                                                         $242             $(184)
    Adjustments to reconcile net income (loss) to net cash provided from operating activities:
        Cumulative effect of accounting change, net of taxes                                       -              230
        Depreciation and amortization                                                           188                172
        Amortization of nuclear fuel                                                             18                 14
        Gain on sale of investments and assets                                                  (60)               (31)
        Hedging activities                                                                        (4)               45
        Investment impairments                                                                     7               255
        Allowance for funds used during construction                                            (24)               (28)
        Over (under) collection, fuel adjustment clauses                                          18               (39)
        Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                                             113                 82
            (Increase) decrease in inventories                                                     1               (10)
            (Increase) decrease in prepayments                                                     4                 (1)
            (Increase) decrease in pension asset                                                  (4)              (20)
            (Increase) decrease in other regulatory assets                                       (20)                -
            Increase (decrease) in deferred income taxes, net                                     27             (138)
            Increase (decrease) in regulatory liabilities                                         38                32
            Increase (decrease) in postretirement benefits obligations                             2                  7
            Increase (decrease) in accounts payable                                            (147)               (62)
            Increase (decrease) in taxes accrued                                                  (6)              (18)
            Increase (decrease) in interest accrued                                                -                  9
        Changes in other assets                                                                   (5)               12
        Changes in other liabilities                                                              11                20
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Provided From Operating Activities                                                 399               347
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                       (558)             (424)
    Proceeds from sale of investments and assets                                                 69                335
    Increase in nonutility property                                                              (6)               (12)
    Investments in affiliates                                                                   (11)               (25)
--------------------------------------------------------------------------------------- ------------------ ---------------
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Used For Investing Activities                                                     (506)              (126)
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash Flows From Financing Activities:
    Proceeds:
        Issuance of First Mortgage Bonds                                                        495               295
        Issuance of Pollution Control Bonds                                                      36              -
        Issuance of notes and loans                                                                -              497
        Issuance of common stock upon exercise of stock options                                    4                 -
    Repayments:
        Mortgage bonds                                                                         (250)             (104)
        Notes and loans                                                                        (271)             (907)
        Pollution Control Bonds                                                                 (43)             -
        Retirement of preferred stock                                                             -                 (1)
        SCE&G Trust I Preferred Securities                                                      (50)                 -
        Payment of deferred financing costs                                                     (22)                 -
    Dividends and distributions:
        Common stock                                                                           (113)             (100)
        Preferred stock                                                                           (6)               (6)
    Short-term borrowings, net                                                                    33                84
--------------------------------------------------------------------------------------- ------------------ ---------------
    Net Cash Used For Financing Activities                                                     (187)             (242)
--------------------------------------------------------------------------------------- ------------------ ---------------
Net Decrease In Cash and Temporary Investments                                                 (294)               (21)
Cash and Temporary Investments, January 1                                                       374
                                                                                                           192
--------------------------------------------------------------------------------------- ------------------ ---------------
Cash and Temporary Investments, September 30                                                    $80              $171
======================================================================================= ================== ===============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $9 and $10)                       $149             $142
                           - Income taxes                                                         63              131

Noncash Investing and Financing Activities:
    Unrealized gain on securities available for sale, net of tax                                   1               17

See Notes to Condensed Consolidated Financial Statements.





                                                  SCANA CORPORATION
                           CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                                     (Unaudited)

----------------------------------------------------------------------- ----------------------- -----------------------
                                                                          Three Months Ended      Nine Months Ended
                                                                            September 30,           September 30,
Millions of dollars                                                        2003        2002       2003        2002
----------------------------------------------------------------------- ----------- ----------- ---------- ------------
----------------------------------------------------------------------- ----------- ----------- ---------- ------------

Net Income (Loss)                                                          $84         $78        $242       $(184)

Other Comprehensive Income (Loss), net of tax:
  Unrealized gains (losses) on securities available for sale                  1         (12)           1         17
  Unrealized gains (losses) on hedging activities                            (2)          1          (4)         28
----------------------------------------------------------------------- ----------- ----------- ---------- ------------
Total Comprehensive Income (Loss) (1)                                      $83         $67        $239       $(139)
======================================================================= =========== =========== ========== ============

(1) Accumulated other comprehensive income (loss) of the Company totaled $(1.1) million and $1.0 million as of September 30, 2003 and December 31, 2002, respectively.


See Notes to Condensed Consolidated Financial Statements.

                                SCANA CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.  Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 2003, approximately $352 million and $144 million of regulatory assets (including environmental) and liabilities, respectively, as shown below.


                                                     September 30,  December 31,
Millions of dollars                                      2003           2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Accumulated deferred income taxes, net                     $95           $95
Under-collections - electric fuel and
  gas cost adjustment clauses, net                          40            61
Deferred environmental remediation costs                    21            27
Asset retirement obligation - nuclear decommissioning       43              -
Deferred non-conventional fuel tax benefits, net           (59)          (40)
Storm damage reserve                                       (36)           (32)
Franchise agreements                                        62            65
Other                                                       42            29
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total                                                    $208           $205
================================================================================

         Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

         Under-collections - fuel adjustment clauses, net represent amounts under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) or North Carolina Utilities Commission (NCUC) during annual hearings.

         Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by South Carolina Electric & Gas Company (SCE&G) are being recovered through rates. Such costs, totaling approximately $11.6 million, are expected to be fully recovered by the end of 2005. A portion of the costs incurred at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) is also being recovered through rates, and management believes the remaining costs of approximately $7.5 million will be recoverable. Amounts incurred and deferred to date that are not currently being recovered through gas rates at PSNC Energy are approximately $1.5 million. (See Note 3.)

     Asset retirement obligation - nuclear decommissioning represents the regulatory asset associated with the legal obligation of decommissioning and dismantling V. C. Summer Nuclear Station (Summer Station) as required in SFAS 143, "Accounting for Asset Retirement Obligations." (See Note 1B.)

         Deferred non-conventional fuel tax benefits represent the deferral of partnership losses and other expenses, offset by the accumulated deferred income tax credits associated with SCE&G's two partnerships involved in converting coal to alternate fuel. Under a plan approved by the SCPSC, any net tax credits generated from non-conventional fuel produced and consumed by SCE&G and ultimately passed through to SCE&G, net of partnership loses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions.

         The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a period of approximately ten years. The accumulated storm damage reserve can be applied to offset actual storm damage costs in excess of $2.5 million in a calendar year.

         Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over 15 years.

         The SCPSC and the NCUC have reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the SCPSC or the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to SCPSC or NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

B.   New Accounting Standards

         The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In connection with this implementation, the Company performed a valuation analysis of its investment in South Carolina Pipeline Corporation (SCPC) using a discounted cash flow analysis and of PSNC Energy using an independent appraisal. The analysis of the investment in PSNC Energy indicated that the carrying amount of PSNC Energy's acquisition adjustment exceeded its fair value by approximately $230 million, or a $2.20 per share. The resulting impairment charge is reflected on the Condensed Consolidated Statement of Operations as the cumulative effect of an accounting change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. The Company performed its annual evaluation as of January 1, 2003 and no further impairment was indicated.

         The Company adopted SFAS 143 effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. As of December 31, 2002, prior to the adoption of SFAS 143, the Company carried deferred debits and deferred credits each totaling approximately $87 million related to the decommissioning and dismantling of Summer Station and the funding thereof. Effective January 1, 2003, in connection with the measurement of the ARO upon the adoption of SFAS 143, the amounts reflected within these regulatory assets and liabilities were recharacterized.

        The following table presents such recharacterized amounts related to the decommissioning obligation and the funding thereof as recorded in the condensed consolidated balance sheet as of September 30, 2003, and the pro forma amounts that would have been recorded as of December 31, 2002 and 2001 had SFAS 143 been adopted at the beginning of 2001.

                                                         As of
                                September 30,     December 31,     December 31,
Millions of dollars                  2003             2002             2001
-------------------
                                   Actual           Proforma         Proforma
Assets:
Within electric plant                 $40              $40              $40
Within accumulated depreciation        (13)            (13)             (12)
Assets held in trust (net) -
  nuclear decommissioning               35              39               35
Within other regulatory assets          54              45               42
                                ---------------- --------------- ---------------
                                ---------------- --------------- ---------------
     Total                           $116             $111             $105
                                ================ =============== ===============
                                ================ =============== ===============

Liabilities:
 Asset retirement obligation -
  nuclear plant decommissioning       $116             $111             $105
                                ================ =============== ===============

        Proforma net income (loss) and earnings (loss) per share for periods prior to the adoption of SFAS 143 would not differ from amounts actually recorded during these periods.

        The Company believes that there is legal uncertainty as to the existence of environmental obligations associated with certain transmission and distribution properties. The Company believes that any ARO related to this type of property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

        The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

        The Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

     The Company adopted the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," effective January 1, 2003. SFAS 148 requires prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 148.

         SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 149.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 150.

C.  Equity Compensation Plan

        Under the SCANA Corporation Long-Term Equity Compensation Plan (the "Plan"), certain employees and non-employee directors may receive incentive and nonqualified stock options and other forms of equity compensation. The Company accounts for this equity-based compensation using the intrinsic value method under APB 25, "Accounting for Stock Issued to Employees" and related interpretations. In addition, the Company has adopted the disclosure provisions of SFAS 123, "Accounting for Stock-Based Compensation" and, effective January 1, 2003, the disclosure provisions of SFAS 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." At September 30, 2003, options issued and outstanding under the Plan totaled approximately 1.5 million.

        All options were granted with exercise prices equal to the fair market value of the Company's stock on the respective grant dates; therefore, no compensation expense has been recognized in connection with such grants. If the Company had determined compensation expense for the issuance of options based on the fair value method described in SFAS 123, pro forma net income and earnings
(loss) per share would have been as presented below:

                                                                    Three Months Ended         Nine Months Ended

                                                                       September 30,             September 30,
                                                                     2003         2002        2003         2002
                                                                     ----         ----        ----         ----
     Net income (loss) - as reported (millions)                       $84          $78        $242         $(184)
     Net income (loss) - pro forma (millions)                         $83          $78        $240         $(184)
     Basic and diluted earnings (loss) per share - as reported       $.76         $.74       $2.18        $(1.76)
     Basic and diluted earnings (loss) per share - pro forma         $.75         $.74       $2.16        $(1.76)

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

E.  Affiliated Transactions

        SCE&G holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel. SCE&G had recorded as receivables from affiliated companies for these investments approximately $15.4 million and $8.5 million at September 30, 2003 and December 31, 2002, respectively. SCE&G had recorded as payables to affiliated companies for these investments approximately $14.3 million and $8.0 million at September 30, 2003 and December 31, 2002, respectively.

F.   Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. ACCOUNTING CHANGE

        As a result of the January 1, 2002 adoption of SFAS 142, the Company recorded a $230 million impairment charge related to the acquisition adjustment recorded in connection with its investment in PSNC Energy. This charge is reflected on the Condensed Consolidated Statements of Operations as the cumulative effect of an accounting change. See additional information at Note 1B.

3. RATE AND OTHER REGULATORY MATTERS

        South Carolina Electric & Gas Company (SCE&G)

        Electric

        In January 2003 the SCPSC issued an order granting SCE&G a composite increase in retail electric rates of approximately 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

         In January 2003, in conjunction with the approval of the above retail rate increase, the SCPSC approved SCE&G's request to reduce the fuel component to 1.678 cents per KWh. This reduction was effective for service rendered on and after February 1, 2003. In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the resolution of the appeal discussed below.

         In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflected higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

         Gas

         SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G.

         SCE&G's cost of gas component in effect during the period January 1, 2002 through September 30, 2003 was as follows:

 Rate Per Therm  Effective Date         Rate Per Therm   Effective Date

     $.728       January-February 2003      $.596        January-October 2002
     $.928       March-September 2003       $.728        November-December 2002

         On October 28, 2003, as part of the annual review of gas costs, the SCPSC approved SCE&G's request to decrease the cost of gas component from $.928 per therm to $.867 per therm effective with the first billing cycle in November 2003.

         The SCPSC allows SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been recorded in deferred debits. In October 2003, as a result of the annual review, the SCPSC approved SCE&G's request to reduce the billing surcharge from
3.0 cents per therm to 2.2 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2009, of the balance remaining at September 30, 2003 of $11.6 million.

         Public Service Company of North Carolina, Incorporated (PSNC Energy)

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

         PSNC Energy's benchmark cost of gas in effect during the period January 1, 2002 through September 30, 2003 was as follows:

Rate Per Therm  Effective Date           Rate Per Therm   Effective Date

    $.460       January-February 2003          $.300      January 2002
    $.595       March 2003                     $.215      February-June 2002
    $.725       April-September 2003           $.350      July-October 2002
                                               $.410      November-December 2002

         On October 13, 2003 in connection with PSNC Energy's 2003 Annual Prudence Review the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12-month review period ended March 31, 2003. The NCUC also authorized new rate decrements to refund overcollections of certain gas costs included in PSNC Energy's deferred accounts, effective November 1, 2003.

         A state expansion fund, established by the North Carolina General Assembly and funded by refunds from PSNC Energy's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved PSNC Energy's requests for disbursement of up to $28.4 million from PSNC Energy's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. PSNC Energy estimates that the cost of this project will be approximately $31.4 million. The Madison County and Jackson County portions of the project were completed in 2002, and the Swain County portion is expected to be completed in the spring of 2004. Through September 30, 2003 approximately $24.4 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC Energy. As specified in the order, PSNC Energy agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

South Carolina Pipeline Corporation (SCPC)

         SCPC's purchased gas adjustment for cost recovery and gas purchasing policies are reviewed annually by the SCPSC. In an order dated August 5, 2003 the SCPSC found that for the period April 2002 through December 2002 SCPC's gas purchasing policies and practices were prudent and SCPC properly adhered to the gas cost recovery provisions of its gas tariff.

4. LONG-TERM DEBT

        On January 13, 2003 the Company retired at maturity $60 million of 6.05% medium-term notes.

        On January 23, 2003 SCE&G issued $200 million First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

        On April 4, 2003 the Company redeemed $100 million of floating rate medium-term notes that were set to mature August 8, 2003. The notes were bearing interest at a rate of 2.215% when redeemed.

        On May 21, 2003 SCE&G issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. SCE&G used the net proceeds from the sale of these bonds and certain other SCE&G funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

        On July 1, 2003 the Company retired at maturity $20 million of 6.51% medium-term notes and, on July 8, 2003 the Company retired at maturity $75 million of 6.5% medium-term notes.

        On August 26, 2003 Berkeley County, South Carolina, issued its $35,850,000 Pollution Control Facilities Revenue Refunding Bonds, Series 2003. The proceeds of these bonds were loaned by the County to South Carolina Generating Company, Inc. (GENCO), and applied to defease GENCO's obligation with the respect to the County's $35,850,000 Pollution Control Facilities Revenue Refunding Bonds, Series 1984 (bearing interest at a rate of 6.50%). The 2003 refunding bonds have an annual interest rate of 4.875% and mature on October 1, 2014.

5. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the Restated Articles of Incorporation of SCE&G contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2003 approximately $43.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

6. FINANCIAL INSTRUMENTS

Investments

        Certain of the Company's subsidiaries hold investments in marketable securities, some of which are subject to SFAS 115, "Accounting for Certain Investments in Debt and Equity Securities," mark-to-market accounting and some of which are considered cost basis investments for which determination of fair value historically has been considered impracticable. Equity holdings subject to SFAS 115 are categorized as "available for sale" and are carried at quoted market prices, with any unrealized gains and losses credited or charged to other comprehensive income (loss) within common equity on the Company's balance sheet. Debt securities and preferred stock with significant debt characteristics are categorized as "held to maturity" and are carried at amortized cost. When indicated, and in accordance with its stated accounting policy, the Company performs periodic assessments of whether any decline in the value of these securities to amounts below the Company's cost basis is other than temporary. When other than temporary declines occur, write-downs are recorded through operations, and new (lower) cost bases are established.



Telecommunications Investments

        At September 30, 2003 SCANA Communications Holdings, Inc. (SCH), a wholly owned, indirect subsidiary of the Company, held investments in the equity and debt securities of the following companies in the amounts noted in the table below.

Investee               Securities                                                            Basis
---------------------- ------------------------------------------------------------- -----------------------
                                                                                     (Millions of dollars)

Magnolia Holding       6.2 million shares nonvoting common stock                                $2.1

ITC^DeltaCom           566.0 thousand shares of common stock                                      1.1
                       157.3 thousand shares series A 8% preferred stock,
                          convertible in 2005 into 2.8 million shares of   common               13.0
                       stock
                       Warrants to purchase 506.9 thousand shares of common stock                 1.1

Knology                7.2 million shares series A preferred stock, convertible
                       into
                          7.5 million shares of common stock                                    14.0
                       18.1 million shares series C preferred stock, convertible
                       into
                          18.1 million shares of common stock                                   33.9
                       21.7 million shares series E preferred stock, convertible
                       into
                          21.7 million shares of common stock                                   40.6
                       12% senior unsecured notes due 2009, including accrued                   48.0
                       interest

        In May 2003 the Company's investment in ITC Holding Company, Inc. was sold and in September 2003 the working capital true-up for the sale was completed. The transaction resulted in the receipt of net after-tax cash proceeds of approximately $48 million and the receipt of an investment interest in a newly formed entity, Magnolia Holding Company LLC (Magnolia Holding). A book gain, net of tax, of approximately $39 million was realized upon this transaction. Magnolia Holding holds ownership interests in several Southeastern communications companies. ITC^DeltaCom, Inc. (ITC^DeltaCom) is a regional provider of telecommunications services. The common shares of ITC^DeltaCom owned by SCH have a market value of $3.1 million. The ITC^DeltaCom preferred shares owned by SCH are classified as held to maturity due to their debt features, and the market value is not readily determinable. Knology, Inc. (Knology) is a broadband service provider of cable television, telephone and internet services. In June 2003, based upon valuation information obtained in connection with the Magnolia Holding transaction, SCH recorded impairment losses associated with the Knology investment totaling $4.8 million, net of taxes.

        In August 2003, Magnolia Holding distributed its holdings in Knology preferred stock to Magnolia Holding's members. As a result, SCH's basis in Magnolia Holding was reduced by, and SCH's basis in Knology was increased by, approximately $6.2 million.

Derivatives

        SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income
(loss), depending upon the intended use of the derivative and the resulting designation. The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

        Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. The Company's Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure. The Risk Management Committee, which is comprised of certain officers, including the Company's Risk Management Officer and senior officers of the Company, apprises the Board of Directors with regard to the management of risk and brings to the Board's attention any areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

Commodities

        The Company uses derivative instruments to hedge anticipated future purchases of natural gas, which create market risks of different types. Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile price market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to hedge operational storage assets. The basic types of financial instruments utilized are exchange-traded instruments, such as New York Mercantile Exchange futures contracts or options, and over-the-counter instruments such as swaps, which are typically offered by energy and financial institutions.

        The Company recognized gains (losses) of approximately $(0.4) million, net of tax, and $5.4 million, net of tax, as a result of qualifying cash flow hedges related to nonregulated operations during the three and nine months ended September 30, 2003. The Company recognized gains (losses) of approximately $0.1 million and $(21.9) million, net of tax, as a result of qualifying cash flow hedges related to nonregulated operations during the three and nine months ended September 30, 2002. These gains and losses were recorded in cost of gas. The Company estimates that most of the September 30, 2003 unrealized loss balance of $1.3 million, net of tax, will be reclassified from accumulated other comprehensive income (loss) to earnings in 2004 and 2005 as an increase to realized gas cost if market prices remain stable. As of September 30, 2003 all of the Company's cash flow hedges settle by their terms before the end of 2006.

        The Company recorded option premiums of $0.5 million and gains of $0.3 million, net of tax, as a result of qualifying fair value hedges during the three and nine months ended September 30, 2003, respectively. The premiums and gains were recorded in cost of gas. As of September 30, 2003 all of the Company's fair value hedges had settled.

        In January 2003 PSNC Energy filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. In an October 2003 order, the NCUC declared the program was reasonable. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration. As of September 30, 2003 PSNC Energy had deferred a net gain of approximately $0.6 million.

        SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. As such, costs of related derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a current asset or liability.

Interest Rates

        The Company uses interest rate swap agreements to manage interest rate risk. These swap agreements provide for the Company to pay variable rate and receive fixed rate interest payments and are designated as fair value hedges of certain debt instruments. The Company may terminate a swap agreement and may replace it with a new swap also designated as a fair value hedge.

        Payments received upon termination of a swap are recorded as basis adjustments to long-term debt and are amortized as reductions to interest expense over the term of the underlying debt. The fair value of interest rate swaps is recorded within other deferred debits on the balance sheet. The resulting credits serve to reflect the hedged long-term debt at its fair value. Periodic receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

        At September 30, 2003 the estimated fair value of the Company's swaps totaled $12.1 million related to combined notional amounts of $337.4 million.

        In anticipation of the issuance of debt, the Company also uses interest rate lock or similar agreements to manage interest rate risks. Payments received or made upon termination of such agreements are recorded within other deferred debits on the balance sheet and are amortized to interest expense over the term of the underlying debt. In connection with the issuance of First Mortgage Bonds in May 2003, the Company paid approximately $11.9 million upon the termination of a treasury lock agreement.

7. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 12 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Commitments and contingencies at September 30, 2003 include the following:

A.     Lake Murray Dam Reinforcement

       In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $275 million and be completed in 2005. Costs incurred through September 30, 2003 totaled approximately $126 million.

B.     Nuclear Insurance

       The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $10.9 billion. Each reactor licensee is currently liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $67.1 million per incident, but not more than $6.7 million per year.

       The Price-Anderson Indemnification Act was anticipated to renew in August 2002. However, Congress concluded their session in 2002 without approving this renewal. The Act is now expected to renew with only modest changes in 2003. The delayed renewal has no impact on SCE&G at present due to the "grandfathered" status of existing licensees under the expired Act until such time as it is renewed.

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.8 million.

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

        South Carolina Electric & Gas Company

        At SCE&G, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $11.6 million at September 30, 2003. The deferral includes the estimated costs associated with the following matters.

        SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed by the end of 2004, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2003, SCE&G has spent approximately $19.6 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by the South Carolina Department of Health and Environmental Control (DHEC). SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. In addition, in March 2003 SCE&G signed a consent agreement with DHEC related to a site formerly owned by SCE&G. The site contained residue material that was moved from an MGP site. The removal action for this site has been completed. SCE&G anticipates that major remediation activities for the three owned sites will be completed before 2006. As of September 30, 2003, SCE&G has spent approximately $3.9 million related to these three sites, and expects to spend an additional $5.2 million. Total remediation costs are estimated to be $9.1 million.

        Public Service Company of North Carolina, Incorporated

        PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. PSNC Energy has recorded a liability and associated regulatory asset of $7.5 million, which reflects the estimated remaining liability at September 30, 2003. Amounts incurred and deferred to date that are not currently being recovered through gas rates are approximately $1.5 million. Management believes that all MGP cleanup costs incurred will be recoverable through gas rates.

D.      Long-Term Natural Gas Contract

        In 2001 a subsidiary of the Company entered into, in the ordinary course of business, a 15-year take-and-pay contract with an unaffiliated natural gas supplier to purchase 190,000 DT of natural gas per day beginning in the spring of 2004. In December 2002, as a result of the failure of the supplier and its guarantor to meet contractual obligations related to credit support provisions, the subsidiary terminated the contract and the supplier initiated arbitration. A hearing under the binding arbitration provisions of the contract was postponed from September 2003 until at least January 2004 after the parties made progress towards a settlement. In initial pleadings for the hearing, the supplier demanded payment of at least $134 million in damages from the subsidiary; conversely, the subsidiary demanded payment of no less than $154 million in damages from the supplier. The Company is confident of the propriety of its actions and will vigorously pursue its position if the arbitration hearing is held. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

E.       Parts Availability Agreement

        In June 2002 SCE&G entered into a parts availability agreement with a supplier whereby turbine and stator bar parts will be stored by SCE&G to be available when needed. The parts will remain the property of the supplier until such time as they are removed from storage by SCE&G and payment is made. SCE&G bears the risk of loss or repair for any part damaged while in storage and will pay an availability fee each quarter based on the daily available parts stored. In addition, SCE&G is obligated to purchase all remaining stored parts at the termination dates of the contract, June 2009 for the turbine parts and December 2006 for the stator bar parts. As such, SCE&G has recorded a liability in Other Long-Term Debt with an offsetting asset in Deferred Debits. At September 30, 2003 SCE&G had recorded $30.8 million for the turbine parts and $3.2 million for the stator bar parts.

8. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments; therefore, it is reflected as an adjustment to arrive at the consolidated total assets. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131 criteria for aggregation.

                        Disclosure of Reportable Segments
                              (Millions of dollars)

---------------------------------- ------------- -------------- --------------- -----------------
       Three Months Ended            External    Intersegment     Operating           Net
       September 30, 2003            Revenue        Revenue     Income (Loss)    Income (Loss)
---------------------------------- ------------- -------------- --------------- -----------------

Electric Operations                    $429            $1            $162             n/a
Gas Distribution                        114              -            (16)            n/a
Gas Transmission                          41           53               2             n/a
Retail Gas Marketing                     60              -           n/a                $-
Energy Marketing                        107              -           n/a                 1
Telecommunications Investments             -             -           n/a                 3
All Other                                  -           65               -               (2)
Adjustments/Eliminations                   -         (119)              2               82
---------------------------------- ------------- -------------- --------------- -----------------
---------------------------------- ------------- -------------- --------------- -----------------
Consolidated Total                     $751             $-           $150             $84
================================== ============= ============== =============== =================

---------------------------------- ------------- -------------- --------------- ----------------- ---------------
        Nine Months Ended            External    Intersegment     Operating           Net            Segment
       September 30, 2003            Revenue        Revenue         Income       Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                   $1,121           $4            $343             n/a             $6,337
Gas Distribution                         603             -              40            n/a              1,465
Gas Transmission                         172          225               11            n/a                 328
Retail Gas Marketing                     320             -            n/a             $17                  84
Energy Marketing                         330             -            n/a                (1)               50
Telecommunications Investments               -           -            n/a               36               218
All Other                                    -        204                -               (5)             238
Adjustments/Eliminations                     -       (433)             24              195              (932)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                    $2,546            $-           $418             $242            $7,788
================================== ============= ============== =============== ================= ===============

---------------------------------- ------------- -------------- --------------- -----------------
       Three Months Ended            External    Intersegment     Operating           Net
       September 30, 2002            Revenue        Revenue     Income (Loss)    Income (Loss)
---------------------------------- ------------- -------------- --------------- -----------------

Electric Operations                    $424             $1           $166              n/a
Gas Distribution                          85              1            (12)            n/a
Gas Transmission                           51           54               6             n/a
Retail Gas Marketing                     46               -           n/a              $(3)
Energy Marketing                          88              -           n/a                -
Telecommunications Investments             -              -            n/a              (1)
All Other                                  -             74               -             (1)
Adjustments/Eliminations                   -          (130)              (6)            83
---------------------------------- ------------- -------------- --------------- -----------------
Consolidated Total                     $694              $-           $154             $78
================================== ============= ============== =============== =================






---------------------------------- ------------- -------------- --------------- ----------------- ---------------
        Nine Months Ended            External    Intersegment     Operating           Net            Segment
       September 30, 2002            Revenue        Revenue     Income (Loss)    Income (Loss)        Assets
---------------------------------- ------------- -------------- --------------- ----------------- ---------------

Electric Operations                   $1,075            $4           $339              n/a            $5,722
Gas Distribution                         428              1             40             n/a             1,615
Gas Transmission                         159           185               3              n/a               305
Retail Gas Marketing                     265              -            n/a              $10                74
Energy Marketing                          238             -            n/a               (2)               43
Telecommunications Investments               -            -              -            (154)               341
All Other                                    -           207             -                2               349
Adjustments/Eliminations                     -        (397)             14              (40)             (870)
---------------------------------- ------------- -------------- --------------- ----------------- ---------------
Consolidated Total                    $2,165              $-         $396            $(184)           $7,579
================================== ============= ============== =============== ================= ===============

9. SUBSEQUENT EVENT

         On November 6, 2003 SCE&G issued $250 million First Mortgage Bonds having an annual interest rate of 5.25% and maturing on November 1, 2018. SCE&G will use the net proceeds from the sale of these bonds for the payment at maturity of SCE&G's $100 million principal amount of 6.25% First Mortgage Bonds due December 15, 2003, for repayment of short-term debt primarily incurred as a result of SCE&G's construction program and for general corporate purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
         ---------------------------------------------------------------------

                                SCANA CORPORATION
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility and nonutility regulatory environment, (3) changes in the economy, especially in areas served by the Company's subsidiaries, (4) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (5) growth opportunities for the Company's regulated and diversified subsidiaries, (6) the results of financing efforts, (7) changes in the Company's accounting policies, (8) weather conditions, especially in areas served by the Company's subsidiaries, (9) performance of and marketability of the Company's investments in telecommunications companies, (10) performance of the Company's pension plan assets, (11) inflation, (12) changes in environmental regulations, (13) volatility in commodity natural gas markets and (14) the other risks and uncertainties described from time to time in the Company's periodic reports filed with the United States Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

        In South Carolina electric restructuring efforts remain stalled, and the state legislature adjourned for the year without considering electric restructuring legislation. At the federal level, energy legislation passed both houses of Congress in 2003, though significant differences exist between the House and Senate versions. Some of the more stringent provisions of this legislation, either currently included or expected to be debated in conference committee, would require that one percent of the electric energy sold by retail electric suppliers, beginning in 2005, escalating to ten percent by 2020, be generated from renewable energy resources. Renewable energy resources, as defined in the legislation, may exclude hydroelectric generation. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. In addition, largely in response to the August 2003 blackout in eight northern states and parts of Canada, the energy legislation being considered includes several provisions to develop and enforce reliability standards for high-voltage transmission systems and to expedite construction of transmission lines. The Company cannot predict whether such legislation will be enacted, and if it is, the conditions it would impose on utilities.

        In July 2002 the United States Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design
(SMD) which proposed sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and would attempt, in large measure, to standardize the national energy market. If implemented, the proposed rule could have a significant impact on South Carolina Electric and Gas Company's (SCE&G) access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. On April 28, 2003 FERC issued a "white paper" regarding SMD which describes how the final SMD rule being considered would differ from the NOPR. The Company is currently evaluating FERC's action to determine potential effects on SCE&G's operations. Additional directives from FERC are expected, and would likely be significantly influenced by the energy legislation discussed in the preceding paragraph.

Gas Distribution

       Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and impact the Company's ability to retain large commercial and industrial customers.

Gas Transmission

       In September 2002 SCG Pipeline, Inc. (SCG) received approval from FERC to acquire an interest in an existing pipeline and to build a pipeline from Elba Island, Georgia to Jasper County, South Carolina. When operational, SCG will provide interstate transportation services for natural gas to markets in southeastern Georgia and South Carolina. SCG will transport natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG at Elba Island, near Savannah, Georgia. The endpoint of SCG's pipeline is at the site of the natural gas-fired generating station that SCE&G is building in Jasper County, South Carolina. Construction of the pipeline, which began in March 2003, was completed in the third quarter of 2003 at a cost of approximately $32 million.

        In August 2003 SCPC began construction on phase one of the South System Loop pipeline project. This phase of the pipeline will stretch 38.3 miles from SCE&G's Jasper County generation facility to Yemassee in Hampton County, South Carolina, and will provide a new supply source to SCPC's current system. Completion of phase one of the pipeline is expected in the first quarter of 2004, at a cost of approximately $25 million.

       South Carolina Pipeline Corporation (SCPC) supplies natural gas to SCE&G for its resale to gas distribution customers and for certain electric generation needs. SCPC also sells natural gas to large commercial and industrial customers in South Carolina and faces the same competitive pressures as gas distribution for these classes of customers.

Retail Gas Marketing

        SCANA Energy continues to maintain its position as the second largest natural gas marketer in Georgia with a market share of approximately 25 percent and total customers in excess of 380,000 (including those served under the program described below). SCANA Energy's competitors include affiliates of other large energy companies with substantial experience in Georgia's energy market as well as several electric membership cooperatives (EMCs). SCANA's ability to maintain its market share depends on the prices it charges customers relative to the prices charged by its competitors, its ability to continue to provide high levels of customer service and other factors.

        The Georgia Public Service Commission (GPSC) continues to implement provisions of the Natural Gas Consumer's Relief Act of 2002 (the Act). Among other things, the Act created a regulated provider selected through a bidding process to serve low-income and high credit risk customers. The Act also established new service quality standards and addressed assignment of interstate assets.

        In 2002 SCANA Energy was selected by the GPSC to serve as Georgia's regulated provider for a 2-year period. In this capacity, SCANA Energy serves low-income customers at a rate subsidized by Georgia's Universal Service Fund, and extends service to high credit risk customers who have been denied service by other marketers. At September 30, 2003 approximately 31,000 of SCANA Energy's total customers were being served under this program.

        In July 2003 the GPSC approved a joint stipulation between the GPSC staff, Atlanta Gas Light Company (AGL) and natural gas marketers (excluding SCANA Energy) dealing with interstate asset capacity and other operational issues. The joint stipulation reduces the frequency whereby AGL can recall capacity previously released to the various gas marketers and streamlines certain gas balancing processes. Though SCANA Energy believes the joint stipulation will improve operations for the gas marketers, SCANA Energy continues to advocate an alternate plan it proposed that would assign interstate asset capacity to those gas marketers choosing assignment and approved by the GPSC. The GPSC has indicated that it intends to file a request with FERC to obtain a declaratory order on whether FERC regulation would preempt or have jurisdiction over SCANA Energy's proposal. The GPSC has not yet filed the request with FERC. If FERC issues a declaratory order, the GPSC is expected to evaluate the order and determine what action, if any, the GPSC should take on SCANA Energy's proposal.

        SCANA Energy and SCANA's other natural gas distribution, transmission and marketing segments maintain gas inventory and also utilize forward contracts and financial instruments, including futures contracts and options, to manage their exposure to fluctuating commodity natural gas prices. As a part of this risk management process, at any given time, a portion of SCANA's projected natural gas needs has been purchased or otherwise placed under contract. Since SCANA Energy operates in a competitive market, it may be unable to sustain its current levels of customers and/or pricing, thereby reducing expected margins and profitability.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. Sales of additional equity securities may also occur. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended September 30, 2003 was 1.87.

        Cash requirements for SCANA's regulated subsidiaries arise primarily from their operational needs funding their construction programs and payment of dividends to SCANA. The ability of the regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity or gas, will depend on their ability to attract the necessary financial capital on reasonable terms. Regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought. The future financial position and results of operations of the regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief, if requested.

        In January 2003 the Public Service Commission of South Carolina (SCPSC) issued an order granting SCE&G a composite increase in retail electric rates of approximately 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2003 and 2002:

----------------------------------------------------------------------------
                                                     Nine Months Ended
                                                       September 30,
Millions of dollars                                 2003           2002
-------------------------------------------------------------- -------------

Net cash provided from operating activities         $399           $347
Net cash used for financing activities               (187)         (242)
Cash provided from sale of investments and assets      69           335
Funds used for investments                            (11)           (25)
Cash and temporary investments available at the
  beginning of the period                              374            192

Funds used for utility property additions and
  construction expenditures,
  net of noncash allowance for funds used
  during construction                                  $(558)         $(424)
Funds used for nonutility property additions            (6)          (12)

CAPITAL TRANSACTIONS

        On January 13, 2003 SCANA retired at maturity $60 million of 6.05% medium-term notes.

        On January 23, 2003 SCE&G issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

        On April 4, 2003 SCANA redeemed $100 million of floating rate medium-term notes that were set to mature August 8, 2003. The notes were bearing interest at a rate of 2.215% when redeemed.

        On May 21, 2003 SCE&G issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. SCE&G used the net proceeds from the sale of these bonds and certain other SCE&G funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

        On July 1, 2003 SCANA retired at maturity $20 million of 6.51% medium-term notes, and on July 8, 2003 SCANA retired at maturity $75 million of 6.25% medium-term notes.

        On August 26, 2003 Berkeley County, South Carolina, issued its $35,850,000 Pollution Control Facilities Revenue Refunding Bonds, Series 2003. The proceeds of these bonds were loaned by the County to South Carolina Generating Company, Inc. (GENCO), and applied to defease GENCO's obligation with the respect to the County's $35,850,000 Pollution Control Facilities Revenue Refunding Bonds, Series 1984 (bearing interest at a rate of 6.50%). The 2003 refunding bonds have an annual interest rate of 4.875% and mature on October 1, 2014.

         On November 6, 2003 SCE&G issued $250 million First Mortgage Bonds having an annual interest rate of 5.25% and maturing on November 1, 2018. SCE&G will use the net proceeds from the sale of these bonds for the payment at maturity of SCE&G's $100 million principal amount of 6.25% First Mortgage Bonds due December 15, 2003, for repayment of short-term debt primarily incurred as a result of SCE&G's construction program and for general corporate purposes.

CAPITAL PROJECTS

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in mid-2004. SCG will transport natural gas to the facility. Costs incurred through September 30, 2003 totaled approximately $421 million.

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through September 30, 2003 totaled approximately $126 million.

        In 2002 SCE&G entered into an agreement with the South Carolina Transportation Infrastructure Bank (the Bank) and the South Carolina Department of Transportation (SCDOT) that allows SCE&G to borrow funds from the Bank to construct a roadbed for SCDOT in connection with the above Lake Murray dam remediation project. The loan agreement provides for interest-free borrowings for costs incurred not to exceed $59 million, with such borrowings being repaid over ten years from the initial borrowing. At September 30, 2003 SCE&G had not yet borrowed under the agreement.

        In September 2002 SCG Pipeline, Inc. (SCG) received approval from FERC to acquire an interest in an existing pipeline and to build a pipeline from Elba Island, Georgia to Jasper County, South Carolina. When operational, SCG will provide interstate transportation services for natural gas to markets in southeastern Georgia and South Carolina. SCG will transport natural gas from interconnections with Southern Natural at Port Wentworth, Georgia, and from an import terminal owned by Southern LNG at Elba Island, near Savannah, Georgia. The endpoint of SCG's pipeline is at the site of the natural gas-fired generating station that SCE&G is building in Jasper County, South Carolina. Construction of the pipeline, which began in March 2003, was completed in the third quarter of 2003 at a cost of approximately $32 million.

        In August 2003 SCPC began construction on phase one of the South System Loop pipeline project. This phase of the pipeline will stretch 38.3 miles from SCE&G's Jasper County generation facility to Yemassee in Hampton County, South Carolina, and will provide a new supply source to SCPC's current system. Completion of phase one of the pipeline is expected in the first quarter of 2004, at a cost of approximately $25 million.

ENVIRONMENTAL MATTERS

        For information on environmental matters see Note 7C of Notes to Condensed Consolidated Financial Statements.

OTHER MATTERS

Nuclear Station License Extension

        In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042. At September 30, 2003 SCE&G has capitalized in construction work in progress approximately $7 million related to the application process and expects to capitalize an additional $2 million. SCE&G expects the extension to be issued in mid-2004.

Telecommunications Investments

        In May 2003 the Company's investment in ITC Holding Company, Inc. was sold and in September 2003 the working capital true-up for the sale was completed. The transaction resulted in the receipt of net after-tax cash proceeds of approximately $48 million and the receipt of an investment interest in a newly formed entity, Magnolia Holding Company LLC (Magnolia Holding). A book gain, net of tax, of approximately $39 million was realized upon this transaction.

        In August 2003, Magnolia Holding distributed its holdings in Knology preferred stock to Magnolia Holding's members. As a result, SCH's basis in Magnolia Holding was reduced by, and SCH's basis in Knology was increased by, approximately $6.2 million.

Synthetic Fuel

        SCE&G holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel, the use of which fuel qualifies for federal income tax credits. The aggregate investment in these partnerships as of September 30, 2003 is approximately $3 million, and through September 30, 2003, they have generated and passed through to SCE&G approximately $83 million in such tax credits. At September 30, 2003 SCE&G has recorded $59 million of deferred fuel tax benefits, which include partnership losses, net of tax. In addition, PrimeSouth, Inc, a non-regulated subsidiary of SCANA, operates a synthetic fuel facility for a third party and receives management fees, royalties and expense reimbursements related to these services. PrimeSouth does not benefit from any synfuel tax credits.

        Under a plan approved by the SCPSC, any tax credits generated and ultimately passed through to SCE&G from synfuel produced and consumed by SCE&G, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions. See Note 1A of Notes to Consolidated Financial Statements.

         On June 27, 2003 the Internal Revenue Service (IRS) announced that it is reviewing the scientific validity of certain test procedures and results that have been presented as evidence that solid coal-based synthetic fuels have undergone a significant chemical change. Pending completion of this review, the IRS suspended the issuance of Private Letter Rulings on the question of significant chemical change for requests that rely on the testing procedures and results being reviewed. Upon finishing this review, on October 29, 2003, the IRS issued Announcement 2003-70, finishing its review, and confirming that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. SCE&G believes its test procedures will meet the standards contemplated in the Announcement. Although one of the partnerships in which SCE&G owns an interest is currently under audit by the IRS, there have been no issues raised with respect to the validity of synthetic fuel tax credits. While SCE&G is not able to determine what conclusion the IRS will reach in these matters, to the extent the IRS disallows synfuel tax credits generated by either of the two partnerships or the facility managed by PrimeSouth, the Company's and SCE&G's financial position, results of operations and cash flows would not be materially adversely affected.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2002

         The following discussion of the results of operations of SCANA Corporation and its subsidiaries (the Company) includes a non-GAAP measure, GAAP-adjusted net earnings from operations per share, which excludes from net income (loss) (i) the cumulative effects of mandated changes in accounting principles and (ii) the effects of sales of certain assets and investments and impairment charges related to certain investments. Management believes that GAAP-adjusted net earnings from operations provides a meaningful representation of the Company's fundamental earnings power and improves comparability of period-over-period financial performance.

Earnings Per Share

        GAAP-adjusted net earnings from operations per share of common stock for the third quarter and year to date periods ended September 30, 2003 and 2002 were as follows:

-------------------------------------------------------------------- -------------------------- -------------------------
                                                                           Third Quarter              Year to Date
                                                                         2003         2002         2003         2002
-------------------------------------------------------------------- ------------- ------------ ------------ ------------

Earnings (loss) per share                                                $.76         $.74         $2.18       $(1.76)
Less:  Realized gain from sale of telecommunications investments           .02             -          .35          .10
           Investment impairments                                            -             -         (.04)      (1.59)
           Sale of assets                                                    -             -            -          .09
           Cumulative effect of accounting change, net of taxes              -             -            -       (2.20)
-------------------------------------------------------------------- ------------- ------------ ------------ ------------
      GAAP-adjusted net earnings from operations per share               $.74         $.74         $1.87        $1.84
==================================================================== ============= ============ ============ ============

Third Quarter 2003 vs 2002
        GAAP-adjusted net earnings from operations per share remained unchanged due to improved electric margins of $.05, improved gas margins of $.03, lower interest expense of $.01, reduced income tax expense due primarily to favorable income tax adjustments related to prior periods of $.04 and reduction of preferred dividend requirements of $.01. These factors were offset by higher operation and maintenance expenses of $.06, higher property taxes of $.02, higher depreciation and amortization expense of $.03 and the dilutive effect of the change in shares outstanding of $.03.

        Earnings per share for 2003 includes a gain of $.02 per share in connection with the working capital true-up for the previously announced sale of ITC Holding shares and the receipt of an investment interest in a newly formed entity (Magnolia Holding) in May 2003.

Year to Date 2003 vs 2002
        GAAP-adjusted net earnings from operations per share increased $.03 primarily due to higher electric margins of $.29, higher gas margins of $.21, lower interest expense of $.01, reduced income tax expense due primarily to favorable income tax adjustments related to prior periods of $.04 and reduction of preferred dividend requirements of $.01. These factors were partially offset by higher operations and maintenance expenses of $.22, higher depreciation and amortization expenses of $.10, higher property taxes of $.06, the dilutive effect of additional shares outstanding of $.13 and lower equity AFC of $.02.

        Earnings (loss) per share for 2003 includes a gain of $.35 per share in connection with the sale of ITC Holding shares and the receipt of an investment interest in a newly formed entity (Magnolia Holding) in May 2003. The Company also recorded an impairment charge of $.04 per share related to its Knology preferred stock investment in the second quarter. Earnings (loss) per share for 2002 includes a gain of $.10 per share in connection with the sale of Deutsche Telekom AG (DTAG) shares in March 2002. In March 2002 the Company also recorded an impairment write-down of $1.52 per share related to the other than temporary decline in market value of the Company's investment in DTAG and an additional $0.07 per share impairment in June 2002. The Company recorded a $.09 per share gain from the sale of a subsidiary's radio service network in April 2002. Also, as required by SFAS 142 the Company recorded an impairment charge of $2.20 per share, effective January 1, 2002, related to the acquisition adjustment associated with Public Service Company of North Carolina, Incorporated (PSNC Energy). The charge was recorded as the cumulative effect of an accounting change.

Pension Income

        Pension income during the three and nine months ended September 30, 2003 was recorded on the Company's financial statements as follows:

---------------------------------------------------------------------------------------- ------------------
                                                                      Third Quarter        Year to Date
Millions of dollars                                                   2003       2002     2003      2002
------------------------------------------------------------------------------ --------- -------- ---------
------------------------------------------------------------------------------ --------- -------- ---------

Income Statement Impact:
  (Component of) reduction in employee benefit costs                  $0.5       $1.2    $(1.7)      $8.1
  Other income                                                         2.2         4.4      6.0       8.3
Balance Sheet Impact:
  (Component of) reduction in capital expenditures                     0.2        0.4      (0.4)      2.3
  Component of (reduction in) amount due to Summer Station co-owner    0.1         0.1     (0.1)      0.7
------------------------------------------------------------------------------ --------- -------- ---------
----------------------------------------------------------------------------- -------- ---------
Total Pension Income                                                  $3.0       $6.1      $3.8    $19.4
============================================================================= ========= ======== =========

        For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. However, pension income in all periods of 2003 decreased significantly compared to corresponding periods in 2002 primarily as a result of a less favorable investment market.

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. The decrease in AFC for the nine months ended September 30, 2003 is primarily the result of the completion of the Urquhart Station repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased AFC from subsequent construction expenditures related to the Jasper County Generating Station project and the Lake Murray Dam project (see discussion at CAPITAL PROJECTS).

Dividends Declared

     The Company's Board of Directors has declared the following dividends on common stock during 2003 :

----------------- ------------------- ------------------- ---------------------
Declaration Date  Dividend Per Share  Record Date         Payment Date
----------------- ------------------- ------------------- ---------------------

February 20, 2003         $.345       March 10, 2003      April 1, 2003
May 1, 2003               $.345       June 10, 2003       July 1, 2003
July 31, 2003             $.345       September 10, 2003  October 1, 2003
----------------- ------------------- ------------------- ---------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company (Fuel Company). Changes in the electric operations sales margins were as follows:

 -------------------------------------------------------------------------------------------------------------------------
                                                 Third Quarter                               Year to Date
 Millions of dollars                2003       2002            Change                2003       2002        Change
 -------------------------------------------------------------------------------------------------------------------------
 -------------------------------------------------------------------------------------------------------------------------

 Operating revenues                  $429.0     $424.2    $4.8         1.1%      $1,121.3   $1,075.3   $46.0       4.3%
 Less:  Fuel used in generation        96.8      105.1     (8.3)      (7.9%)        257.6      271.0  (13.4)      (4.9%)
           Purchased power             12.8        7.3      5.5      75.3%           38.9       28.7   10.2      35.5%
 ------------------------------------------------------------------           ---------------------------------
      Margin                         $319.4     $311.8    $7.6         2.4%        $824.8     $775.6   $49.2       6.3%
 =========================================================================================================================



Third Quarter 2003 vs 2002
        Margin increased primarily due to the increase in retail electric base rates approved in January 2003 of $24.5 million partially offset by $18.5 million due to less favorable weather. Fuel used in generation decreased and purchased power increased due to planned plant outages.

Year to Date 2003 vs 2002
        Margin increased primarily due to the increase in retail electric base rates approved in January 2003 of $58.6 million and by $11.4 million due to customer growth and increased consumption. These increases were partially offset by $20.8 million due to the effects of less favorable weather. Fuel used in generation decreased and purchased power increased due to planned plant outages.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Changes in the gas distribution sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                Third Quarter                                Year to Date
Millions of dollars                 2003        2002           Change            2003       2002           Change
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Operating revenues                    $113.7      $85.7      $28.0      32.7%     $602.6     $429.1   $173.5      40.4%
Less: Gas purchased for resale          81.0       53.9       27.1      50.3%      414.7      254.9     159.8     62.7%
-------------------------------------------------------------------           ----------------------------------
     Margin                            $32.7      $31.8       $0.9       2.8%     $187.9     $174.2     $13.7     7.9%
==========================================================================================================================

Third Quarter 2003 vs 2002
         Margin increased primarily due to customer growth and increased consumption of $2.5 million, partially offset by a decrease in industrial usage of $1.5 million primarily due to an unfavorable competitive position of natural gas relative to alternate fuels.

Year to Date 2003 vs 2002
         Margin increased primarily due to customer growth at PSNC Energy of 2.7% and at SCE&G of 1.3% and increased recovery of environmental remediation expenses of $1.7 million (offset in operations and maintenance), partially offset by a decrease in industrial usage of $3.8 million primarily due to an unfavorable competitive position of natural gas relative to alternate fuels.

Gas Transmission

        Gas Transmission is comprised of the operations of SCPC. Changes in the gas transmission sales margins, including transactions with affiliates, were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                Third Quarter                                Year to Date
Millions of dollars                 2003        2002           Change            2003       2002           Change
--------------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------------

Operating revenues                     $94.9     $105.3  $(10.4)      (9.9%)      $397.4     $344.3    $53.1      15.4%
Less: Gas purchased for resale          84.2       92.2     (8.0)     (8.7%)       362.6      319.1     43.5      13.6%
-------------------------------------------------------------------           ----------------------------------
                                                                              ----------------------------------
     Margin                            $10.7      $13.1   $(2.4)    (18.3%)        $34.8      $25.2     $9.6      38.1%
==========================================================================================================================

Third Quarter 2003 vs 2002
        Margin decreased primarily due to an unfavorable competitive position of natural gas relative to alternate fuels and decreased demand for natural gas as a fuel for electric generation due to milder weather.

Year to Date 2003 vs 2002
        Margin increased primarily due to the favorable competitive position of natural gas relative to alternate fuels in the first quarter of $13.6 million, partially offset by the unfavorable competitive position of natural gas relative to alternate fuels in the second and third quarters of $4.0 million.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy. Changes in Retail Gas Marketing revenues and net income (loss) were as follows:

--------------------------------------------------------------------------------------------------------------------------
                                                Third Quarter                                Year to Date
Millions of dollars                 2003        2002           Change            2003       2002           Change
--------------------------------------------------------------------------------------------------------------------------
                                 -----------------------------------------------------------------------------------------

Operating revenues                  $60.1      $46.4      $13.7      29.5%      $320.3     $264.6      $55.7      21.1%
Net income (loss)                    $0.1       $(3.5)       3.6       *         $16.7        $9.9      $6.8      68.7%
==========================================================================================================================
*Greater than 100%

Third Quarter 2003 vs 2002
        Operating revenues increased primarily as a result of increased volumes and higher average retail prices. Net income increased primarily due to higher margins of $3.7 million and lower operating expenses of $0.5 million, partially offset by increased bad debt expense of $1.1 million.

Year to Date 2003 vs 2002
        Operating revenues increased primarily as a result of increased volumes and higher average retail prices. Net income increased primarily due to higher margins of $9.7 million, partially offset by increased bad debt expense of $1.8 million, increased interest expense of $0.6 million and higher operating expense of $0.8 million.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Changes in energy marketing operating revenues, including transactions with affiliates, and net income (loss) were as follows:

-----------------------------------------------------------------------------------------------------------------------
                                                  Third Quarter                             Year to Date
Millions of dollars                   2003       2002           Change           2003      2002          Change
-----------------------------------------------------------------------------------------------------------------------
                                              -----------------------------------------------------

Operating revenues                   $106.8     $87.7      $19.1      21.8%     $329.8    $238.2    $91.6      38.5%
Net income (loss)                       $0.7    $(0.1)       $0.8       *         $(1.0)  $(2.1)      $1.1    53.6%
=======================================================================================================================
*Greater than 100%

Third Quarter 2003 vs 2002
         Operating revenues increased primarily as a result of the increase in commodity natural gas prices. Net income increased primarily due to lower bad debt expense of $5.3 million partially offset by higher operating expenses of $4.6 million.

Year to Date 2003 vs 2002
      Operating revenues increased primarily as a result of the increase in commodity natural gas prices. Net loss decreased primarily as a result of lower bad debt expense of $1.9 million and lower operating and interest expenses of $1.0 million, partially offset by lower margins of $1.9 million.

Other Operating Expenses

      Changes in other operating expenses were as follows:

-------------------------------------------------------------------------------------------------------------------------
                                                   Third Quarter                             Year to Date
Millions of dollars                     2003      2002           Change           2003      2002           Change
-------------------------------------------------------------------------------------------------------------------------

Other operation and maintenance          $134.8    $125.4        $9.4     7.5%     $420.0    $383.3   $36.7       9.6%
Depreciation and amortization              60.1      55.0         5.1     9.3%      180.3     163.4     16.9     10.3%
Other taxes                                34.9      31.6         3.3    10.4%      104.7      94.9      9.8     10.3%
----------------------------------------------------------------------         --------------------------------
Total                                    $229.8    $212.0       $17.8     8.4%     $705.0    $641.6   $63.4       9.9%
=========================================================================================================================


Third Quarter 2003 vs 2002
      Other operation and maintenance expenses increased primarily due to reduced pension income of $0.7 million, increased labor and benefit costs of $4.5 million and increased bad debt expenses of $3.0 million. Depreciation and amortization increased due to normal net property changes. Other taxes increased primarily due to increased property taxes.

Year to Date 2003 vs 2002
      Other operation and maintenance expenses increased primarily due to reduced pension income of $9.8 million, increased labor and benefits costs of $13.2 million, increased amortization of environmental costs of $1.7 million, increased other operating expenses for electric generation and transmission of $1.0 million and increased bad debt expense of $5.4 million. Depreciation and amortization increased by $12.7 million due to normal net property changes and by $4.2 million due to the completion of the Urquhart Station repowering project in June 2002. Other taxes increased primarily due to increased property taxes.

Other Income (Expense)

      Other income, including AFC, for the third quarter and year to date periods 2003 vs 2002, increased primarily due to changes related to the gain on sale of assets and investments and the impairment of investments as discussed at Earnings Per Share. Other income decreased due to a reduction in AFC due to completion of the Urquhart Station Repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating Station project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased AFC from subsequent Jasper County Generating Station project expenditures and the Lake Murray Dam Project.

Interest Expense

Third Quarter 2003 vs 2002
      Interest expense decreased $3.0 million due to lower interest rates offset by $1.9 million due to increased debt and lower AFC.

Year to Date 2003 vs 2002
      Interest expense decreased $12.4 million due to lower interest rates offset by $11.7 million due to increased debt and lower AFC.

Income Taxes

Third Quarter 2003 vs 2002
      Income taxes decreased primarily due to favorable income tax adjustments related to prior periods and reduced pre-tax income.

Year to Date 2003 vs 2002
      Income taxes increased primarily as a result of changes in Other Income (Expense) as discussed at Earnings Per Share, partially offset by reduced income tax expense due to favorable income tax adjustments related to prior periods.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

        All financial instruments held by the Company described below are held for purposes other than trading.

        Interest rate risk - The table below provides information about long-term debt issued by the Company and other financial instruments that are sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. For interest rate swaps, the figures shown reflect notional amounts and related maturities. Fair values for debt and swaps represent quoted market prices.

As of September 30, 2003                                      Expected Maturity Date
------------------------                                      ----------------------
Millions of dollars
                                                                                         There-                   Fair
Liabilities                              2003     2004      2005      2006      2007      After      Total        Value
--------------------------------------- -------- -------- --------- --------- --------- ---------- ---------- --------------
--------------------------------------- -------- -------- --------- --------- --------- ---------- ---------- --------------

Long-Term Debt:
Fixed Rate ($)                           146.9    202.2    197.1     177.4      71.3     2,424.2    3,219.1      3,301.0
Average Fixed Interest Rate (%)           6.53     7.51      7.37      8.74     6.94                   6.65
                                                                                          6.36
Variable Rate ($)                                 150.0                                               150.0        149.3
Average Variable Interest Rate (%)                 1.74                                                1.74

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)              4.3    57.5       3.2       3.2     28.2       241.0     337.4         12.08
  Average Pay Interest Rate (%)           7.06     5.86      4.33      4.33     4.33        2.81       3.54
  Average Receive Interest Rate (%)      10.00     7.70      8.75      8.75     7.11        6.21       6.63

        While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

        At September 30, 2003 the Company held investments in the 12% senior unsecured notes (due 2009) of a telecommunications company, the cost basis of which, including accrued interest, is approximately $48 million. As these notes are not actively traded, determination of their fair value is not practicable.

        In June 2002 SCE&G entered into a parts availability agreement with a supplier whereby turbine and stator bar parts will be stored by SCE&G to be available when needed. The parts will remain the property of the supplier until such time as they are removed from storage by SCE&G and payment is made. SCE&G bears the risk of loss or repair for any part damaged while in storage and will pay an availability fee each quarter based on the daily available parts stored. In addition, SCE&G is obligated to purchase all remaining stored parts at the termination dates of the contract, June 2009 for the turbine parts and December 2006 for the stator bar parts. As such, SCE&G has recorded a liability in Other Long-Term Debt with an offsetting asset in Deferred Debits. At September 30, 2003 SCE&G had recorded $30.8 million for the turbine parts and $3.2 million for the stator bar parts.

        Commodity price risk - The following table provides information about the Company's financial instruments that are sensitive to changes in natural gas prices. Weighted average settlement prices are per 10,000 mmbtu. Fair value represents quoted market prices.

Expected Maturity:
                                                                                  Options
                       Futures Contracts                       Purchased call   Purchased put
2003                   Long($)   Short ($)                       (long) ($)      (short) ($)

Settlement Price (a)     4.98     4.96
Contract Amount          21.1       1.0     Strike Price (a)      5.56             5.40
Fair Value               19.9       0.8     Contract Amount         1.8             5.7


2004

Settlement Price (a)     5.06     5.13
Contract Amount          32.3       0.2     Strike Price (a)      5.13             5.50
Fair Value               31.4       0.2     Contract Amount         3.5             0.4

2005

Settlement Price (a)     4.71       -
Contract Amount           3.4       -       Strike Price (a)        -               -
Fair Value                3.7       -       Contract Amount         -               -

2006

Settlement Price (a)     4.84       -
Contract Amount           0.5       -       Strike Price (a)        -               -
Fair Value                0.6       -       Contract Amount         -               -

        The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 6 of Notes to Condensed Consolidated Financial Statements.

        The NYMEX futures information above includes those financial positions of Energy Marketing, SCPC and PSNC Energy. Certain derivatives that SCPC utilizes to hedge its gas purchasing activities are recoverable through its weighted average cost of gas calculation. SCPC's tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of SCPC's hedging activities are to be included in the PGA. The offset to the change in fair value of these derivatives is recorded as a current asset or liability.

        Beginning in January 2003, PSNC Energy initiated a hedging program for gas purchasing activities using NYMEX futures and options. PSNC Energy's tariffs include a provision for the recovery of actual gas costs incurred. PSNC Energy will include the offset to the change in fair value of derivatives acquired as part of its hedging program in deferred accounts for the over or under recovery of gas costs. In an October 2003 order, the North Carolina Utilities Commission
(NCUC) declared the program was reasonable. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

        Equity price risk - Investments in telecommunications companies' equity securities (excluding preferred stock with significant debt characteristics) are carried at market value or, if market value is not readily determinable, at cost. The carrying value of the Company's investments in such securities totaled $94.8 million at September 30, 2003. A temporary decline in value of ten percent would result in a $9.5 million reduction in fair value and a corresponding adjustment, net of tax effect, to the related equity account for unrealized gains/losses, a component of Other Comprehensive Income (Loss). An other than temporary decline in value of ten percent would result in a $9.5 million reduction in fair value and a corresponding adjustment to net income, net of tax effect.

Item 4.  Controls and Procedures

        As of September 30, 2003 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that as of September 30, 2003 the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                FINANCIAL SECTION




Item 1.  Financial Statements

                                                     SOUTH CAROLINA ELECTRIC & GAS COMPANY
                                                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                                                  (Unaudited)

------------------------------------------------------------------------------ ------------------- -----------------------
                                                                                 September 30,          December 31,
Millions of dollars                                                                   2003                  2002
------------------------------------------------------------------------------ ------------------- -----------------------
Assets

Utility Plant:
    Electric                                                                          $5,098               $4,934
    Gas                                                                                   453                  439
    Other                                                                                 181                  184
------------------------------------------------------------------------------ ------------------- -----------------------
        Total                                                                          5,732                5,557
    Accumulated depreciation and amortization                                         (2,009)              (1,912)
------------------------------------------------------------------------------ ------------------- -----------------------
        Total                                                                          3,723                3,645
    Construction work in progress                                                        877                   604
    Nuclear fuel, net of accumulated amortization                                         41                    38
------------------------------------------------------------------------------ ------------------- -----------------------
        Utility Plant, Net                                                            4,641                 4,287
------------------------------------------------------------------------------ ------------------- -----------------------

Nonutility Property and Investments, Net                                                  25                    25
------------------------------------------------------------------------------ ------------------- -----------------------
------------------------------------------------------------------------------ ------------------- -----------------------

Current Assets:
    Cash and temporary investments                                                         25                   56
    Receivables, net                                                                     226                   237
    Receivables - affiliated companies                                                     64                   46
    Inventories (at average cost):
        Fuel                                                                               27                    48
        Materials and supplies                                                             52                    53
        Emission allowances                                                                 7                    10
    Prepayments                                                                            20                    24
------------------------------------------------------------------------------ ------------------- -----------------------
        Total Current Assets                                                             421                    474
------------------------------------------------------------------------------ ------------------- -----------------------

Deferred Debits:
    Environmental                                                                         12                    18
    Nuclear plant decommissioning                                                           -                   87
    Assets held in trust, net - nuclear decommissioning                                   35                      -
    Pension asset, net                                                                   269                   265
    Due from affiliates - pension and postretirement benefits                             20                    18
    Other regulatory assets                                                              296                   267
    Other                                                                                146                   103
------------------------------------------------------------------------------ ------------------- -----------------------
        Total Deferred Debits                                                            778                   758
------------------------------------------------------------------------------ ------------------- -----------------------
            Total                                                                    $5,865                $5,544
============================================================================== =================== =======================
















--------------------------------------------------------------------------------- ----------------- --------------------
                                                                                   September 30,        December 31,
Millions of dollars                                                                     2003               2002
--------------------------------------------------------------------------------- ----------------- --------------------
Capitalization and Liabilities

Stockholders' Investment:
    Common equity                                                                      $2,028             $1,966
    Preferred stock (Not subject to purchase or sinking funds)                             106                106
--------------------------------------------------------------------------------- ----------------- --------------------
        Total Stockholders' Investment                                                  2,134               2,072
Preferred Stock, net (Subject to purchase or sinking funds)                                  9                   9
Company-Obligated Mandatorily Redeemable Preferred Securities of the Company's
    Subsidiary Trust, SCE&G Trust I, holding solely $50 million principal amount of 7.55%
    Junior Subordinated Debentures of SCE&G                                                   -                 50
Long-Term Debt, net                                                                     1,706               1,534
--------------------------------------------------------------------------------- ----------------- --------------------
          Total Capitalization                                                          3,849               3,665
--------------------------------------------------------------------------------- ----------------- --------------------

Current Liabilities:
    Short-term borrowings                                                                  196                178
    Current portion of long-term debt                                                      238                 144
    Accounts payable                                                                         82                124
    Accounts payable - affiliated companies                                                  63                 77
    Customer deposits                                                                        24                 22
    Taxes accrued                                                                          100                  93
    Interest accrued                                                                         35                 31
    Dividends declared                                                                       39                 42
    Deferred income taxes, net                                                                4                 12
    Other                                                                                    23                 37
--------------------------------------------------------------------------------- ----------------- --------------------
          Total Current Liabilities                                                        804                760
--------------------------------------------------------------------------------- ----------------- --------------------

Deferred Credits:
    Deferred income taxes, net                                                             650                610
    Deferred investment tax credits                                                        111                108
    Reserve for nuclear plant decommissioning                                                 -                 87
    Asset retirement obligation - nuclear plant                                            116                   -
    Due to affiliates - pension and postretirement benefits                                 15                  17
    Postretirement benefits                                                                133                131
    Regulatory liabilities                                                                 133                 109
    Other                                                                                   54                  57
--------------------------------------------------------------------------------- ----------------- --------------------
          Total Deferred Credits                                                         1,212              1,119
--------------------------------------------------------------------------------- ----------------- --------------------
                Total                                                                  $5,865             $5,544
================================================================================= ================= ====================

See Notes to Condensed Consolidated Financial Statements.















                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

---------------------------------------------------------------- -------------------------- -------------------------
                                                                    Three Months Ended         Nine Months Ended
                                                                       September 30,             September 30,
Millions of dollars                                                 2003          2002          2003         2002
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Operating Revenues:
    Electric                                                        $430          $425         $1,125       $1,079
    Gas                                                                54            47            258          207
---------------------------------------------------------------- ------------ ------------- ------------- -----------
        Total Operating Revenues                                     484           472          1,383        1,286
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Operating Expenses:
    Fuel used in electric generation                                   78           86            218           217
    Purchased power (including affiliated purchases)                   42           36            107           111
    Gas purchased for resale                                           44           36            194           148
    Other operation and maintenance                                    93           89            296           269
    Depreciation and amortization                                      47           43            142           126
    Other taxes                                                        30           27              90           81
---------------------------------------------------------------- ------------ ------------- ------------- -----------
        Total Operating Expenses                                     334           317          1,047           952
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Operating Income                                                     150          155             336           334

Other Income, Including Allowance for Equity Funds
      Used During Construction of $5, $5, $13 and $16                   9            9             24            28
---------------------------------------------------------------- ------------ ------------- ------------- -----------
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Income Before Interest Charges, Income Taxes and
    Preferred Stock Dividends                                        159          164             360           362
Interest Charges,  Net of Allowance for Borrowed
    Funds Used During Construction of $3, $3, $7 and  $10              30           30              97           87
Dividend Requirement of Company -
    Obligated Mandatorily Redeemable Preferred Securities               -             1              2             3
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Income Before Income Taxes and Preferred Stock Dividends             129           133            261           272
Income Tax Expense                                                     41           47             86            94
---------------------------------------------------------------- ------------ ------------- ------------- -----------

Net Income                                                             88           86           175            178
Preferred Stock Cash Dividends Declared (At stated rates)               2             2             6              6
---------------------------------------------------------------- ------------ ------------- ------------- -----------
Earnings Available for Common Stockholder                            $86           $84          $169          $172
================================================================ ============ ============= ============= ===========

See Notes to Condensed Consolidated Financial Statements.

o






                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

-------------------------------------------------------------------------------------------- ----------------------------
                                                                                                  Nine Months Ended
                                                                                                    September 30,
Millions of dollars                                                                              2003           2002
-------------------------------------------------------------------------------------------- -------------- -------------

Cash Flows From Operating Activities:
    Net income                                                                                   $175          $178
      Adjustments to reconcile net income to net cash provided from operating activities:
          Depreciation and amortization                                                           141            127
          Amortization of nuclear fuel                                                              18            14
          Allowance for funds used during construction                                             (20)          (26)
          Over (under) collections, fuel adjustment clauses                                         26           (14)
          Changes in certain assets and liabilities:
              (Increase) decrease in receivables, net                                                (7)         (27)
              (Increase) decrease in inventories                                                    25            (7)
              (Increase) decrease in prepayments                                                     4            (8)
              (Increase) decrease in pension asset                                                  (4)          (20)
              (Increase) decrease in other regulatory assets                                       (20)            (1)
              Increase (decrease) in deferred income taxes, net                                     32            14
              Increase (decrease) in regulatory liabilities                                         34            32
              Increase (decrease) in postretirement benefits obligations                             2             7
              Increase (decrease) in accounts payable                                              (56)          (40)
              Increase (decrease) in taxes accrued                                                   7           (11)
              Increase (decrease) in interest accrued                                                4             4
          Changes in other assets                                                                    4           (15)
          Changes in other liabilities                                                                8            3
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Provided From Operating Activities                                                 373          210
-------------------------------------------------------------------------------------------- ------------- --------------

Cash Flows From Investing Activities:
    Utility property additions and construction expenditures, net of AFC                         (451)         (362)
    Proceeds from sales of assets                                                                    -             1
    Increase in nonutility property                                                                  -            (2)
    Increase in investments                                                                        (11)           (7)
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Used For Investing Activities                                                    (462)         (370)
-------------------------------------------------------------------------------------------- ------------- --------------

Cash Flows From Financing Activities:
     Proceeds:
        Issuance of First Mortgage Bonds                                                          495            295
        Capital contribution from parent                                                             2              5
     Repayments:
          Mortgage Bonds                                                                         (250)          (104)
          Pollution Control Bonds                                                                    (6)            -
          Other long-term debt                                                                     (12)            (3)
          SCE&G Trust 1 Preferred Securities                                                       (50)             -
          Retirement of preferred stock                                                               -            (1)
          Payment of deferred financing costs                                                      (21)             -
     Dividends and distributions:
          Common stock                                                                           (112)         (113)
          Preferred stock                                                                           (6)           (6)
     Short-term borrowings, net                                                                     18            84
-------------------------------------------------------------------------------------------- ------------- --------------
       Net Cash Provided From Financing Activities                                                  58          157
-------------------------------------------------------------------------------------------- ------------- --------------

Net Decrease In Cash and Temporary Investments                                                     (31)           (3)
Cash and Temporary Investments, January 1                                                           56            37
-------------------------------------------------------------------------------------------- ------------- --------------
Cash and Temporary Investments, September 30                                                       $25          $34
============================================================================================ ============= ==============
Supplemental Cash Flow Information:
    Cash paid for - Interest (net of capitalized interest of $7 and $10)                           $93              $82
                           - Income taxes                                                           22            54


See Notes to Condensed Consolidated Financial Statements.

                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)

       The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.     Basis of Accounting

       The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result the Company has recorded, as of September 30, 2003, approximately $308 million and $133 million of regulatory assets (including environmental) and liabilities, respectively, as shown below.

                                                     September 30,  December 31,
Millions of dollars                                       2003          2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Accumulated deferred income taxes, net                      $86          $86
Under-collections - electric fuel and
   gas cost adjustment clauses, net                          24           50
Deferred environmental remediation costs                     12           18
Asset retirement obligation - nuclear decommissioning        43            -
Deferred non-conventional fuel tax benefits, net            (59)         (40)
Storm damage reserve                                        (36)         (32)
Franchise agreements                                         62           65
Other                                                        43           29
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Total                                                      $175          $176
================================================================================

       Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

       Under-collections - fuel adjustment clauses, net represent amounts under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings.

       Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by the Company are being recovered through rates. Such costs, totaling approximately $11.6 million, are expected to be fully recovered by the end of 2005.

       Asset retirement obligation - nuclear decommissioning represents the regulatory asset associated with the legal obligation of decommissioning and dismantling V. C. Summer Nuclear Station (Summer Station) as required in SFAS 143, "Accounting for Asset Retirement Obligations." (See Note 1B).

        Deferred non-conventional fuel tax benefits represent the deferral of partnership losses and other expenses, offset by the accumulated deferred income tax credits associated with the Company's two partnerships involved in converting coal to alternate fuel. Under a plan approved by the SCPSC, any tax credits generated from non-conventional fuel produced and consumed by the Company and ultimately passed through to the Company, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions.

         The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a period of approximately ten years. The accumulated storm damage reserve can be applied to offset actual storm damage costs in excess of $2.5 million in a calendar year.

         Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over 15 years.

         The SCPSC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the SCPSC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

B.       New Accounting Standards

         The Company adopted SFAS 143 effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. As of December 31, 2002, prior to the adoption of SFAS 143, the Company carried deferred debits and deferred credits each totaling approximately $87 million related to the decommissioning and dismantling of Summer Station and the funding thereof. Effective January 1, 2003, in connection with the measurement of the ARO upon the adoption of SFAS 143, the amounts reflected within these regulatory assets and liabilities were recharacterized.

         The following table presents such recharacterized amounts related to the decommissioning obligation and the funding thereof as recorded in the condensed consolidated balance sheet as of September 30, 2003, and the pro forma amounts that would have been recorded as of December 31, 2002 and 2001 had SFAS 143 been adopted at the beginning of 2001.

                                                    As of
                                      September 30, December 31, December 31,
Millions of dollars                    2003             2002            2001
-------------------
                                     Actual           Proforma        Proforma
Assets:
Within electric plant                   $40              $40              $40
Within accumulated depreciation         (13)             (13)            (12)
Assets held in trust (net) -
  nuclear decommissioning                35               39              35
Within other regulatory assets           54               45              42
                                    -------------- --------------- -------------
                                    -------------- --------------- -------------
     Total                             $116             $111            $105
                                    ============== =============== =============
                                    ============== =============== =============

Liabilities:
 Asset retirement obligation -
   nuclear plant decommissioning      $116             $111            $105
                                    ================ =============== ===========

         Proforma net income for periods prior to the adoption of SFAS 143 would not differ from amounts actually recorded during these periods.

        The Company believes that there is legal uncertainty as to the existence of environmental obligations associated with certain transmission and distribution properties. The Company believes that any ARO related to this type of property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

        The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

        The Company adopted SFAS 146, "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 150.

C.      Affiliated Transactions

        The Company has entered into agreements with certain affiliates to purchase gas for resale to its distribution customers and to purchase electric energy. The Company purchases all of its natural gas requirements from South Carolina Pipeline Corporation (SCPC). The Company had approximately $15.8 million and $29.6 million payable to SCPC for such gas purchases at September 30, 2003 and December 31, 2002, respectively. The Company purchases all of the electric generation of Williams Station, which is owned by South Carolina Generating Company (GENCO), under a unit power sales agreement. The Company had approximately $8.7 million and $9.0 million, payable to GENCO for unit power purchases at September 30, 2003 and December 31, 2002, respectively. Such unit power purchases, which are included in "Purchased power", amounted to approximately $28.9 million and $68.2 million for the three and nine months ended September 30, 2003, respectively.

        The Company holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel. The Company had recorded as receivables from affiliated companies for these investments approximately $15.4 million and $8.5 million at September 30, 2003 and December 31, 2002, respectively. The Company had recorded as payables to affiliated companies for these investments approximately $14.3 million and $8.0 million at September 30, 2003 and December 31, 2002, respectively.

D.      Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. RATE AND OTHER REGULATORY MATTERS

        Electric

        In January 2003 the SCPSC issued an order granting the Company a composite increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for the Company's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, the Company may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        In January 2003, in conjunction with the approval of the above retail rate increase, the SCPSC approved the Company's request to reduce the fuel component to 1.678 cents per KWh. This reduction was effective for service rendered on and after February 1, 2003. In April 2003 the SCPSC issued an order approving the Company's request to maintain the fuel cost component of rates at
1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of the Company's purchasing practices and recognized the efficiency of the Company's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the resolution of the appeal discussed below.

        In May 2002 the SCPSC issued an order approving the Company's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflected higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of the Company's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

        Gas

        The Company's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by the Company.

        The Company's cost of gas component in effect during the period January 1, 2002 through September 30, 2003 was as follows:

 Rate Per Therm   Effective Date         Rate Per Therm  Effective Date

      $.728       January-February 2003        $.596     January-October 2002
      $.928       March-September 2003         $.728     November-December 2002

        On October 28, 2003, as part of the annual review of gas costs, the SCPSC approved the Company's request to decrease the cost of gas component from $.928 per therm to $.867 per therm effective with the first billing cycle in November 2003.

        The SCPSC allows the Company to recover, through a billing surcharge to its gas customers, the costs of environmental cleanup at the sites of former manufactured gas plants (MGPs). The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for the Company's gas operations that had previously been recorded in deferred debits. In October 2003, as a result of the annual review, the SCPSC approved the Company's request to reduce the billing surcharge from 3.0 cents per therm to
2.2 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2009, of the balance remaining at September 30, 2003 of $11.6 million.

3. LONG-TERM DEBT

        On January 23, 2003 the Company issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing on January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

        On May 21, 2003 the Company issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. The Company used the net proceeds from the sale of these bonds and certain other Company funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 1, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 15, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

        In anticipation of the issuance of debt, the Company also uses interest rate lock or similar agreements to manage interest rate risks. Payments received or made upon termination of such agreements are recorded within other deferred debits on the balance sheet and are amortized to interest expense over the term of the underlying debt. In connection with the issuance of First Mortgage Bonds in May 2003, the Company paid approximately $11.9 million upon the termination of a treasury lock agreement.

4. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation contain provisions that, under certain circumstances, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At September 30, 2003 approximately $43.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 11 of Notes to Consolidated Financial Statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. Commitments and Contingencies at September 30, 2003 include the following:

A.      Lake Murray Dam Reinforcement

        In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that the Company reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through September 30, 2003 totaled approximately $126 million.

B.      Nuclear Insurance

        The Price-Anderson Indemnification Act, which deals with public liability for a nuclear incident, currently establishes the liability limit for third-party claims associated with any nuclear incident at $10.9 billion. Each reactor licensee is currently liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. The Company's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $67.1 million per incident, but not more than $6.7 million per year.

        The Price-Anderson Indemnification Act was anticipated to renew in August 2002. However, Congress concluded their session in 2002 without approving this renewal. The Act is now expected to renew with only modest changes in 2003. The delayed renewal has no impact on SCE&G at present due to the "grandfathered" status of existing licensees under the expired Act until such time as it is renewed.




       The Company currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit assessments under certain conditions to cover insurer's losses. Based on the current annual premium, the Company's portion of the retrospective premium assessment would not exceed $15.8 million.

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

       At the Company, site assessment and cleanup costs are deferred and amortized with recovery provided through rates. Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $11.6 million at September 30, 2003. The deferral includes the estimated costs associated with the following matters.

       The Company owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed by the end of 2004, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2003, the Company has spent approximately $19.6 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.9 million.

       The Company owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. In addition, in March 2003 the Company signed a consent agreement with DHEC related to a site formerly owned by the Company. The site contained residue material that was moved from the Columbia MGP. The removal action for this site has been completed. The Company is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. The Company anticipates that major remediation activities for the three owned sites will be completed before 2006. As of September 30, 2003, the Company has spent approximately $3.9 million related to these three sites, and expects to spend an additional $5.2 million. Total remediation costs are estimated to be $9.1 million

D.      Parts Availability Agreement

        In June 2002 the Company entered into a parts availability agreement with a supplier whereby turbine and stator bar parts will be stored by the Company to be available when needed. The parts will remain the property of the supplier until such time as they are removed from storage by the Company and payment is made. The Company bears the risk of loss or repair for any part damaged while in storage and will pay an availability fee each quarter based on the daily available parts stored. In addition, the Company is obligated to purchase all remaining parts at the termination dates of the contract, June 2009 for the turbine parts and December 2006 for the stator bar stored parts. As such, the Company has recorded a liability in Other Long-Term Debt with an offsetting asset in Deferred



Debits. At September 30, 2003 the Company had recorded $30.8 million for the turbine parts and $3.2 million for the stator bar parts.

6. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Accumulated depreciation is not assignable to Electric Operations and Gas Distribution segments; therefore, it is reflected as an adjustment to arrive at the consolidated total assets. Intersegment revenues were not significant.

                        Disclosure of Reportable Segments
                              (Millions of Dollars)

      Three Months Ended
        September 30,                      2003                         2002
------------------------------- ---------------------------- ---------------------------
------------------------------- ----------- ----------------
                                 External      Operating      External      Operating
                                 Revenue     Income (Loss)     Revenue    Income (Loss)
------------------------------- ----------- ---------------- ------------ --------------
                                                             ------------ --------------

Electric Operations                $430          $158           $425          $162
Gas Distribution                     54              (8)           47            (6)

Adjustments/Eliminations               -              -              -            (1)
------------------------------- ----------- ---------------- ------------ --------------
------------------------------- ----------- ---------------- ------------ --------------
Consolidated Total                 $484          $150           $472          $155
=============================== =========== ================ ============ ==============

      Nine Months Ended
        September 30,                         2003                                  2002
----------------------------- ---------- -------------- ---------- ------------ -------------- -----------
                              External     Operating     Segment    External      Operating     Segment
                               Revenue   Income (Loss)   Assets      Revenue    Income (Loss)    Assets
----------------------------- ---------- -------------- ---------- ------------ -------------- -----------

Electric Operations            $1,125        $332         $5,991     $1,079         $329         $5,414
Gas Distribution                   258            5           457        207            6            440
All Other                                         -                         -            -             4
                                  -                         -
Adjustments/Eliminations                         (1)                        -          (1)          (554)
                                  -                       (583)
----------------------------- ---------- -------------- ---------- ------------ -------------- -----------
----------------------------- ---------- -------------- ---------- ------------ -------------- -----------
Consolidated Total             $1,383        $336        $5,865      $1,286         $334         $5,304
============================= ========== ============== ========== ============ ============== ===========

7. SUBSEQUENT EVENT

       On November 6, 2003 the Company issued $250 million First Mortgage Bonds having an annual interest rate of 5.25% and maturing on November 1, 2018. The Company will use the net proceeds from the sale of these bonds for the payment at maturity of the Company's $100 million principal amount of 6.25% First Mortgage Bonds due December 15, 2003, for repayment of short-term debt primarily incurred as a result of the Company's construction program and for general corporate purposes.

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations
         ---------------------------------------------------------------------


                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in SCE&G's service territory, (4) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (5) growth opportunities, (6) the results of financing efforts, (7) changes in SCE&G's accounting policies, (8) weather conditions, especially in areas served by SCE&G, (9) performance of SCANA Corporation's pension plan assets and the impact on SCE&G's results of operations, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the United States Securities and Exchange Commission. SCE&G disclaims any obligation to update any forward-looking statements.

COMPETITION

Electric Operations

        In South Carolina electric restructuring efforts remain stalled, and the state legislature adjourned for the year without considering electric restructuring legislation. At the federal level, energy legislation passed both houses of Congress in 2003, though significant differences exist between the House and Senate versions. Some of the more stringent provisions of this legislation, either currently included or expected to be debated in conference committee, would require that one percent of the electric energy sold by retail electric suppliers, beginning in 2005, escalating to ten percent by 2020, be generated from renewable energy resources. Renewable energy resources, as defined in the legislation, may exclude hydroelectric generation. Substantial penalties would be levied for failure to comply. Electric cooperatives and municipal utilities would be exempt from these requirements. In addition, largely in response to the August 2003 blackout in eight northern states and parts of Canada, the energy legislation being considered includes several provisions to develop and enforce reliability standards for high-voltage transmission systems and to expedite construction of transmission lines. SCE&G cannot predict whether such legislation will be enacted, and if it is, the conditions it would impose on utilities.

        In July 2002 the United States Federal Energy Regulatory Commission
(FERC) issued a Notice of Proposed Rulemaking (NOPR) on Standard Market Design
(SMD) which proposed sweeping changes to the country's existing regulatory framework governing transmission, open access and energy markets and would attempt, in large measure, to standardize the national energy market. If implemented, the proposed rule could have a significant impact on SCE&G's access to or cost of power for its native load customers and on SCE&G's marketing of power outside its service territory. On April 28, 2003 FERC issued a "white paper" regarding SMD which describes how the final SMD rule being considered would differ from the NOPR. SCE&G is currently evaluating FERC's actions to determine potential effects on SCE&G's operations. Additional directives from FERC are expected, and would likely be significantly influenced by the energy legislation discussed in the preceding paragraph.

Gas Distribution

        Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and impact SCE&G's ability to retain large commercial and industrial customers.

LIQUIDITY AND CAPITAL RESOURCES

        SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. SCE&G's cash requirements arise primarily from its operational needs, funding its construction programs and payment of dividends to SCANA. The ability of SCE&G to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates. SCE&G's future financial position and results of operations will be affected by its ability to obtain adequate and timely rate and other regulatory relief, if requested.

        In January 2003 the Public Service Commission of South Carolina (SCPSC) issued an order granting SCE&G a composite increase in retail electric rates of 5.8% which is designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The new rates were effective for service rendered on and after February 1, 2003. As a part of the order, the SCPSC extended through 2005 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, based on the level of revenues and operating expenses, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually without the approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the nine months ended September 30, 2003 and 2002:

-------------------------------------------------------------------------------
                                                          Nine Months Ended
                                                            September 30,
Millions of dollars                                       2003          2002
-------------------------------------------------------------------- ----------

Net cash provided from operating activities               $373          $210
Net cash provided from financing activities                  58          157
Cash provided from sale of assets                              -           1
Funds used for investments                                  (11)          (7)
Cash and temporary cash investments available
   at the beginning of the period                            56           37

Funds used for utility property additions and
   construction expenditures, net of
   noncash allowance for funds used during construction  $(451)        $(362)
Funds used for nonutility property additions                   -          (2)


        SCE&G expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the next 12 months and for the foreseeable future. SCE&G's ratio of earnings to fixed charges for the 12 months ended September 30, 2003 was 3.29.

CAPITAL TRANSACTIONS

        On January 23, 2003 SCE&G issued $200 million of First Mortgage Bonds having an annual interest rate of 5.80% and maturing January 15, 2033. The proceeds from the sale of these bonds were used to reduce short-term debt and for general corporate purposes.

        On May 21, 2003 SCE&G issued $300 million First Mortgage Bonds having an annual interest rate of 5.30% and maturing on May 15, 2033. SCE&G used the net proceeds from the sale of these bonds and certain other SCE&G funds to redeem its $100 million principal amount of 7.625% First Mortgage Bonds due June 15, 2023, its $150 million principal amount of 7.50% First Mortgage Bonds due June 1, 2023 and its Junior Subordinated Debentures which effected the redemption of $50 million aggregate amount of 7.55% Trust Preferred Securities, Series A, issued by SCE&G Trust I.

        On November 6, 2003 SCE&G issued $250 million First Mortgage Bonds having an annual interest rate of 5.25% and maturing on November 1, 2018. SCE&G will use the net proceeds from the sale of these bonds for the payment at maturity of SCE&G's $100 million principal amount of 6.25% First Mortgage Bonds due December 15, 2003, for repayment of short-term debt primarily incurred as a result of SCE&G's construction program and for general corporate purposes.

CAPITAL PROJECTS

        In May 2002 SCE&G began construction of an 875 megawatt generation facility in Jasper County, South Carolina to supply electricity to its South Carolina customers. The facility will include three natural gas combustion-turbine generators and one steam-turbine generator. The $450 million facility is expected to begin commercial operation in mid-2004, and SCG Pipeline, Inc., an affiliate, will transport natural gas to the facility. Costs incurred through September 30, 2003 totaled approximately $421 million.

        In October 1999 FERC mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001, is expected to cost approximately $275 million and be completed in 2005. Costs incurred through September 30, 2003 totaled approximately $126 million.

        In 2002 SCE&G entered into an agreement with the South Carolina Transportation Infrastructure Bank (the Bank) and the South Carolina Department of Transportation (SCDOT) that allows SCE&G to borrow funds from the Bank to construct a roadbed for SCDOT in connection with the above Lake Murray dam remediation project. The loan agreement provides for interest-free borrowings for costs incurred not to exceed $59 million, with such borrowings being repaid over ten years from the initial borrowing. At September 30, 2003 SCE&G had not yet borrowed under the agreement.

ENVIRONMENTAL MATTERS

        For information on environmental matters see Note 5C of Notes To Condensed Consolidated Financial Statements.

OTHER MATTERS

Nuclear Station License Extension

        In August 2002 SCE&G filed an application with the Nuclear Regulatory Commission (NRC) for a 20-year license extension for its V. C. Summer Nuclear Station (Summer Station). If approved, the extension would allow the plant to operate through 2042. At September 30, 2003 SCE&G had capitalized in construction work in progress approximately $7 million related to the application process and expects to capitalize an additional $2 million. SCE&G expects the extension to be granted in mid-2004.

Synthetic Fuel

         SCE&G holds two equity-method investments in partnerships involved in converting coal to non-conventional fuel, the use of which fuel qualifies for federal income tax credits. The aggregate investment in these partnerships as of September 30, 2003 is approximately $3 million, and through September 30, 2003, they have generated and passed through to SCE&G approximately $83 million in such tax credits. At September 30, 2003 SCE&G has recorded $59 million of deferred fuel tax benefits, which include partnership losses, net of tax.

        Under a plan approved by the SCPSC, any tax credits generated and ultimately passed through SCE&G from synfuel produced and consumed by SCE&G, net of partnership losses and other expenses, have been and will be deferred and will be applied to offset the capital costs of projects required to comply with legislative or regulatory actions. See Note 1A of Notes to Consolidated Financial Statements.

         On June 27, 2003 the Internal Revenue Service (IRS) announced that it is reviewing the scientific validity of certain test procedures and results that have been presented as evidence that solid coal-based synthetic fuels have undergone a significant chemical change. Pending completion of this review, the IRS suspended the issuance of Private Letter Rulings on the question of significant chemical change for requests that rely on the testing procedures and results being reviewed. Upon finishing this review, on October 29, 2003, the IRS issued Announcement 2003-70, finishing its review, and confirming that the test procedures and results used by taxpayers are scientifically valid if the procedures are applied in a consistent and unbiased manner. SCE&G believes its test procedures will meet the standards contemplated in the Announcement. Although one of the partnerships in which SCE&G owns an interest is currently under audit by the IRS, there have been no issues raised with respect to the validity of synthetic fuel tax credits. While SCE&G is not able to determine what conclusion the IRS will reach in these matters, to the extent the IRS disallows synfuel tax credits generated by either of the two partnerships, the Company's and SCE&G's financial position, results of operations and cash flows would not be materially adversely affected.

                              RESULTS OF OPERATIONS
             FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2003
                AS COMPARED TO THE CORRESPONDING PERIODS IN 2002

Net Income

        Net income for the third quarter and year to date periods ended
September 30, 2003 and 2002 was as follows:

-------------------------------------------------------------- ------------------------------------------
                                 Third Quarter                               Year to Date
Millions of dollars     2003       2002         Change              2003       2002        Change
----------------------------- ---------- --------------------- ---------- ---------- --------------------
                    --------- ---------- ---------- ----------

Net income           $87.8      $86.2      $1.6       1.9%      $174.8     $177.5       $(2.7)    (1.5%)
----------------------------- ---------- ---------- ---------- ---------- ---------- ---------- ---------

Third Quarter 2003 vs 2002
        Net income increased slightly due to higher electric margins of $6.3 million, reduced income tax expense due primarily to favorable income tax adjustments related to prior periods of $4.6 million and reduction of preferred dividend requirements of $0.9, which were partially offset by higher operation and maintenance expense of $4.0 million, higher depreciation expense of $4.8 million and higher property taxes of $2.6 million.

Year to Date 2003 vs 2002
       Net income decreased primarily due to higher operation and maintenance expense of $26.2 million, higher depreciation expense of $15.7 million, higher interest expense of $9.9 million, higher property taxes of $8.9 million and lower equity AFC of $2.9 million, which were partially offset by higher electric margins of $48.2 million, higher gas margins of $5.5 million and reduced income tax expense due primarily to favorable income tax adjustments related to prior periods of $4.6 million.

Pension Income

        Pension income during the three and nine months ended September 30, 2003 was recorded on SCE&G's financial statements as follows:

---------------------------------------------------------------------------- ------------------- -------------------
                                                                               Third Quarter        Year to Date
Millions of dollars                                                            2003      2002      2003      2002
---------------------------------------------------------------------------- --------- --------- --------- ---------
---------------------------------------------------------------------------- --------- --------- --------- ---------

Income Statement Impact:
  (Component of) reduction in employee benefit costs                           $0.7      $1.3     $(0.7)      $7.8
  Other income                                                                   2.2      4.4       6.1        8.4
Balance Sheet Impact:
  (Component of) reduction in capital expenditures                              0.2       0.4      (0.2)       2.3
  Component of  (reduction in) amount due to Summer Station co-owner            0.1        0.1     (0.1)
                                                                                                           0.7
---------------------------------------------------------------------------- --------- --------- --------- ---------
---------------------------------------------------------------------------- --------- --------- --------- ---------
Total Pension Income                                                           $3.2      $6.2      $5.1     $19.2
============================================================================ ========= ========= ========= =========

        For the last several years, the market value of SCE&G's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income in all periods of 2003 decreased significantly compared to corresponding periods in 2002 primarily as a result of a less favorable investment market.

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. The decrease in AFC for the nine months ended September 30, 2003 is primarily the result of the completion of the Urquhart Station repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased AFC from subsequent construction expenditures related to the Jasper County Generating Station project in 2003 and the Lake Murray Dam project (see discussion at CAPITAL PROJECTS).

Dividends Declared

        SCE&G's Board of Directors has declared the following dividends on common stock held by SCANA during 2003:

  --------------------------- ----------------------------- ---------------------------- -----------------------
  Declaration Date            Amount                        Quarter Ended                Payment Date
  --------------------------- ----------------------------- ---------------------------- -----------------------

  February 20, 2003           $35.3 million                 March 31, 2003               April 1, 2003
  May 1, 2003                 $36.5 million                 June 30, 2003                July 1, 2003
  July 31, 2003               $37.0 million                 September 30, 2003           October 1, 2003
  --------------------------- ----------------------------- ---------------------------- -----------------------

Electric Operations

        Electric Operations is comprised of the electric portion of SCE&G and South Carolina Fuel Company, Inc. Changes in the electric operations sales margins were as follows:

  ---------------------------------- -------------------------------------- -----------------------------------------
                                                 Third Quarter                            Year to Date
  Millions of dollars                    2003      2002       Change             2003       2002        Change
  ---------------------------------- --------- --------- ------------------ ---------- ---------- -------------------
  ---------------------------------- --------- --------- -------- --------- ---------- ---------- --------- ---------

  Operating Revenues                   $429.8    $425.4   $4.4      1.0%     $1,125.0   $1,079.3   $45.7      4.2%
  Less:  Fuel used in generation         78.0      85.9    (7.9)   (9.2%)       217.9      216.6      1.3     0.6%
            Purchased power              41.7      35.7     6.0    16.8%        107.0      110.8     (3.8)   (3.4%)
  ---------------------------------- --------- --------- -------- --------- ---------- ---------- --------- ---------
  ---------------------------------- --------- --------- -------- --------- ---------- ---------- --------- ---------
       Margin                          $310.1    $303.8   $6.3       2.1%      $800.1     $751.9   $48.2      6.4%
  ================================== ========= ========= ======== ========= ========== ========== ========= =========


Third Quarter 2003 vs 2002
        Margin increased primarily due to the increase in retail electric base rates approved in January 2003 of $24.5 million partially offset by less favorable weather of $18.5 million. Fuel used in generation decreased and purchased power increased due to planned plant outages.

Year to Date 2003 vs 2002
        Margin increased primarily due to the increase in retail electric base rates approved in January 2003 of $58.6 million and by $10.4 million due to customer growth and increased consumption. These increases were partially offset by $20.8 million due to the effects of less favorable weather. Fuel used in generation increased and purchased power decreased primarily due to a planned outage at GENCO in the second quarter of 2003.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Changes in the gas distribution sales margins were as follows:

  ---------------------------------- --------------------------------------- ----------------------------------------
                                                 Third Quarter                            Year to Date
  Millions of dollars                    2003      2002        Change            2003       2002        Change
  ---------------------------------- --------- --------- ------------------- --------- ---------- -------------------
  ---------------------------------- --------- --------- --------- --------- --------- ---------- -------- ----------

  Operating Revenues                    $54.6     $47.1    $7.5       15.9%    $258.6     $207.2   $51.4     24.8%
  Less:  Gas purchased for resale        43.8      36.0     7.8       21.7%     194.1      148.2    45.9     31.0%
  ---------------------------------- --------- --------- ---------                                --------
                                                                             --------- ----------
  Margin                                $10.8     $11.1   $(0.3)     (2.7%)     $64.5      $59.0    $5.5      9.3%
  ================================== ========= ========= ========= ========= ========= ========== ======== ==========

Third Quarter 2003 vs 2002
        Margin decreased primarily due to an unfavorable competitive position of natural gas relative to alternate fuels of $1.3 million, partially offset by customer growth and increased consumption of $1.1 million.

Year to Date 2003 vs 2002
        Margin increased primarily due to customer growth of 1.3% and recovery of environmental remediation expenses of $1.7 million (offset in operations and maintenance), partially offset by increased competition with alternate fuels of $2.7 million.

Other Operating Expenses

        Changes in other operating expenses were as follows:

  ------------------------------------- -------------------------------------- -----------------------------------------
                                                    Third Quarter                            Year to Date
  Millions of dollars                        2003      2002       Change           2003    2002           Change
  ------------------------------------- ---------- --------- ----------------- --------- ---------- --------------------

  Other operation and maintenance           $93.7     $89.7    $4.0      4.5%    $295.4    $269.2      $26.2    9.7%
  Depreciation and amortization              47.4      42.6     4.8     11.3%     142.3     126.6       15.7  12.4%
  Other taxes                                29.9      27.3     2.6      9.5%      90.5       81.6       8.9  10.9%
  ------------------------------------- ---------- --------- -------           --------- ---------- ---------
  ------------------------------------- ---------- --------- -------           --------- ---------- ---------
  Total                                    $171.0    $159.6   $11.4      7.1%    $528.2    $477.4      $50.8  10.6%
  ===================================== ========== ========= ======= ========= ========= ========== ========= ==========

Third Quarter 2003 vs 2002
        Other operation and maintenance expenses increased primarily due to reduced pension income of $0.6 million and increased labor and benefit costs of $3.5 million. Depreciation and amortization expense increased primarily due to normal net property changes. Other taxes increased primarily due to increased property taxes.

Year to Date 2003 vs 2002
        Other operation and maintenance expenses increased primarily due to reduced pension income of $8.6 million, increased labor and benefits costs of $11.7 million, increased environmental remediation costs of $1.7 million and increased other operating expenses for electric generation and transmission of $1.0 million. Depreciation and amortization expense increased primarily due to normal net property additions of $9.4 million and the completion of the Urquhart Station repowering project in June 2002 of $4.2 million. Other taxes increased primarily due to increased property taxes.

Other Income

      Other income, including AFC, for the year to date 2003 vs 2002 period decreased primarily due to completion of the Urquhart Station Repowering project in June 2002. In addition, in January 2003 the SCPSC issued an order allowing SCE&G to include all Jasper County Generating Project expenditures as of December 31, 2002 and other construction work in progress expenditures as of June 30, 2002 in electric rate base. At the time the expenditures were included in rate base, AFC was no longer calculated on those amounts. These decreases were partially offset by increased AFC from subsequent Jasper County Generation Station project expenditures and the Lake Murray Dam Project.

Interest Expense

Third Quarter 2003 vs 2002
      Interest expense increased by $4.9 million due to increased long-term debt partially offset by $3.0 million due to lower interest rates.

Year to Date 2003 vs 2002
      Interest expense increased by $15.8 million due to increased long-term debt and by $2.9 million due to lower AFC. These increases were partially offset by $7.9 million due to lower interest rates.

Income Taxes

      Income taxes for both the third quarter and year to date 2003 vs 2002 decreased primarily as a result of changes in operating income and favorable income tax adjustments related to prior periods.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

      All financial instruments held by SCE&G and described below are held for purposes other than trading.

      Interest rate risk - The table below provides information about long-term debt issued by SCE&G which is sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Fair values for debt represent quoted market prices.

As of September 30, 2003
Millions of dollars                                         Expected Maturity Date

                                                                                 There-                    Fair
Liabilities                      2003     2004     2005     2006      2007       after        Total        Value
------------------------------ --------- -------- -------- -------- --------- ------------- ---------- --------------
------------------------------ --------- -------- -------- -------- --------- ------------- ---------- --------------

Long-Term Debt:
Fixed Rate ($)                  138.4     138.4    188.4    169.1     38.2      1,430.6      2,103.1      2,078.6
Average Interest Rate (%)         6.39     7.44      7.35    8.49     6.74          6.22        6.60

      While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

      In June 2002 SCE&G entered into a parts availability agreement with a supplier whereby turbine and stator bar parts will be stored by SCE&G to be available when needed. The parts will remain the property of the supplier until such time as they are removed from storage by SCE&G and payment is made. SCE&G bears the risk of loss or repair for any part damaged while in storage and will pay an availability fee each quarter based on the daily available parts stored. In addition, SCE&G is obligated to purchase all remaining stored parts at the termination dates of the contract, June 2009 for the turbine parts and December 2006 for the stator bar parts. As such, SCE&G has recorded a liability in Other Long-Term Debt with an offsetting asset in Deferred Debits. At September 30, 2003 SCE&G had recorded $30.8 million for the turbine parts and $3.2 million for the stator bar parts.

Item 4.  Controls and Procedures

      As of September 30, 2003 an evaluation was performed under the supervision and with the participation of SCE&G's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of SCE&G's disclosure controls and procedures. Based on that evaluation, SCE&G's management, including the CEO and CFO, concluded that as of September 30, 2003 SCE&G's disclosure controls and procedures were effective. There has been no change in SCE&G's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect SCE&G's internal control over financial reporting.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                FINANCIAL SECTION





















Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).


                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements.

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

-------------------------------------------------------- ---------------- -------------------
                                                          September 30,      December 31,
Millions of dollars                                           2003               2002
-------------------------------------------------------- ---------------- -------------------

Assets
Gas Utility Plant                                                $932             $895
Accumulated depreciation                                          (344)            (318)
Acquisition adjustment, net of accumulated amortization            210              210
-------------------------------------------------------- ---------------- -------------------
           Gas Utility Plant, Net                                  798                  787
-------------------------------------------------------- ---------------- -------------------

Nonutility Property and Investments, Net                            27               28
-------------------------------------------------------- ---------------- -------------------

Current Assets:
     Cash and temporary investments                                  5                 1
     Restricted cash and temporary investments                       7                 7
     Receivables, net of allowance for uncollectible
        accounts of $1 and $2                                       38               98
     Receivables-affiliated companies                               13               14
     Inventories (at average cost):
        Stored gas                                                  62               38
        Materials and supplies                                       5                6
     Prepayments                                                     8                1
     Deferred income taxes, net                                      3                3
-------------------------------------------------------- ---------------- -------------------
           Total Current Assets                                   141               168
-------------------------------------------------------- ---------------- -------------------

Deferred Debits:
     Due from affiliate-pension asset                               14               14
     Regulatory assets                                              30               20
     Other                                                           5                 7
-------------------------------------------------------- ---------------- -------------------
            Total Deferred Debits                                   49                41
-------------------------------------------------------- ---------------- -------------------
                Total                                         $1,015            $1,024
======================================================== ================ ===================
======================================================== ================ ===================

Capitalization and Liabilities
Capitalization:
     Common equity                                              $493              $487
     Long-term debt, net                                          283              286
-------------------------------------------------------- ---------------- -------------------
            Total Capitalization                                 776               773
-------------------------------------------------------- ---------------- -------------------

Current Liabilities:
      Short-term borrowings                                        35                31
     Current portion of long-term debt                               8                8
     Accounts payable                                              27                44
     Accounts payable-affiliated companies                          4                 7
     Customer prepayments and deposits                             10                12
     Taxes accrued                                                  5                 5
     Interest accrued                                               4                 6
     Distributions/dividends declared                               4                 5
     Other                                                         10                11
-------------------------------------------------------- ---------------- -------------------
            Total Current Liabilities                             107                   129
-------------------------------------------------------- ---------------- -------------------

Deferred Credits:
      Deferred income taxes, net                                   96                91
      Deferred investment tax credits                               2                  2
      Due to affiliate-postretirement benefits                     17                16
      Regulatory liabilities                                        6                  1
      Other                                                        11                12
-------------------------------------------------------- ---------------- -------------------
            Total Deferred Credits                               132                122
-------------------------------------------------------- ---------------- -------------------
                Total                                        $1,015             $1,024
======================================================== ================ ===================

See Notes to Condensed Consolidated Financial Statements.




             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


--------------------------------------------------------------------------------------- --------------------------
                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
    Millions of dollars                                           2003         2002        2003          2002
--------------------------------------------------------------------------- ----------- ------------ -------------

    Operating Revenues                                             $59         $39         $344          $222
    Cost of Gas                                                     37           18          221           107
--------------------------------------------------------------------------- ----------- ------------ -------------
        Gross Margin                                                22          21           123          115
--------------------------------------------------------------------------- ----------- ------------ -------------

    Operating Expenses:
       Operation and maintenance                                    19           16           57            50
       Depreciation                                                  9            9           26            26
       Other taxes                                                   2            2            5             5
--------------------------------------------------------------------------- ----------- ------------ -------------
           Total Operating Expenses                                 30           27          88            81
--------------------------------------------------------------------------- ----------- ------------ -------------

    Operating Income (Loss)                                         (8)         (6)          35            34

    Other Income, Including Allowance for Equity Funds
        Used During Construction                                     2           1             6             3
    Interest Charges, Net of Allowance for Borrowed Funds
        Used During Construction                                     5           5           16             17
--------------------------------------------------------------------------- ----------- ------------ -------------

    Income (Loss) Before Income Tax Expense (Benefit)
      and Cumulative
        Effect of Accounting Change                                (11)         (10)         25             20
    Income Tax Expense (Benefit)                                    (4)          (4)          9              7
--------------------------------------------------------------------------- ----------- ------------ -------------
--------------------------------------------------------------------------- ----------- ------------ -------------

    Income (Loss) Before Cumulative Effect of Accounting Change     (7)          (6)         16             13
    Cumulative Effect of Accounting Change, net of taxes             -            -            -         (230)
--------------------------------------------------------------------------- ----------- ------------ -------------
--------------------------------------------------------------------------- ----------- ------------ -------------

    Net Income (Loss)                                              $(7)         $(6)        $16         $(217)
=========================================================================== =========== ============ =============

    See Notes to Condensed Consolidated Financial Statements.










             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


------------------------------------------------------------------------------------------
                                                                  Nine Months Ended
                                                                    September 30,
Millions of dollars                                               2003           2002
---------------------------------------------------------------------------- -------------


Cash Flows From Operating Activities:
   Net income (loss)                                              $16           $(217)
   Adjustments to reconcile net income to net cash
      provided from operating activities:
         Cumulative effect of accounting change, net of taxes        -             230
         Depreciation                                               28               28
         Allowance for funds used during construction               (1)              (1)
         Over (under) collection, gas cost adjustment clause        (5)            (26)
         Changes in certain assets and liabilities:
            (Increase) decrease in receivables, net                61               43
            (Increase) decrease in inventories                    (23)                4
            (Increase) decrease in regulatory assets                 -                1
            Increase (decrease) in accounts payable and advances  (20)             (29)
            Increase (decrease) in deferred income taxes, net        5               (2)
            Increase (decrease) in taxes accrued                     -               (1)
         Changes in other assets                                    (5)
                                                                                 (1)
         Changes in other liabilities                               4                 -
---------------------------------------------------------------------------- -------------
Net Cash Provided From Operating Activities                        60               29
---------------------------------------------------------------------------- -------------

Cash Flows From Investing Activities:
   Construction expenditures                                     (36)            (34)
   Nonutility and other                                           (1)             (1)
------------------------------------------------------------------------- -------------
Net Cash Used For Investing Activities                           (37)            (35)
------------------------------------------------------------------------- -------------

Cash Flows From Financing Activities:
  Repayment of short-term borrowings, net                         (4)               -
  Capital contributions from parent                                3               1
  Retirement of long-term debt                                    (3)               -
  Distributions/dividend payments                                (15)             (9)
------------------------------------------------------------------------- -------------
Net Cash Used For Financing Activities                           (19)             (8)
------------------------------------------------------------------------- -------------

Net Increase (Decrease) In Cash and Temporary Investments          4             (14)
Cash and Temporary Investments, January 1                          1              18
------------------------------------------------------------------------- -------------
Cash and Temporary Investments, September 30                     $5              $4
========================================================================= =============

 Supplemental Cash Flow Information:
 Cash paid for - Interest (net of capitalized interest
                            of $0.8 and $0.7)                    $16              $16
                        - Income taxes                            14               13


See Notes to Condensed Consolidated Financial Statements.


             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2003
                                   (Unaudited)


         The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (the Company) Annual Report on Form 10-K for the year ended December 31, 2002. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.       Basis of Accounting

         The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded as of September 30, 2003 approximately $30 million and $6 million of regulatory assets and liabilities, respectively, as shown below.

                                                   September 30,  December 31,
Millions of dollars                                    2003           2002
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Excess deferred income taxes                             $-            $(1)
Under-collections-gas cost adjustment clause, net        15             11
Deferred environmental remediation costs                   9             9
--------------------------------------------------------------------------------
Total                                                   $24            $19
================================================================================

         Excess deferred income taxes represent deferred income taxes recorded in prior years at a rate higher than the current statutory rate. Pursuant to a North Carolina Utilities Commission (NCUC) order, the Company is required to refund these amounts to customers through a rate decrement.

         Under-collections-gas cost adjustment clause, net represents amounts under-collected from customers pursuant to the Company's Rider D mechanism approved by the NCUC. This mechanism allows the Company to recover all prudently incurred gas costs.

         Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Management believes that all MGP cleanup costs will be recoverable through gas rates. A portion of the costs incurred are being recovered through rates, and management believes the remaining costs of approximately $7.5 million will be recoverable. Amounts incurred and deferred to date that are not currently being recovered through gas rates are approximately $1.5 million. (See Note 5.)

         The NCUC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not yet approved for recovery by the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

B.       New Accounting Standards

         The Company adopted SFAS 142, "Goodwill and Other Intangible Assets," effective January 1, 2002. In connection with this implementation, the Company performed a valuation analysis of its acquisition adjustment using an independent appraisal. The analysis indicated that the carrying amount of the acquisition adjustment exceeded its fair value by approximately $230 million. The resulting impairment charge is reflected on the Condensed Consolidated Statement of Operations as the cumulative effect of an accounting change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. The Company performed its annual evaluation as of January 1, 2003 and no further impairment was indicated.

         The Company adopted SFAS 143, "Accounting for Asset Retirement Obligations," effective January 1, 2003. SFAS 143 applies to legal obligations associated with the retirement of tangible long-lived assets (ARO) and requires the Company to recognize, as a liability, the fair value of an ARO in the period in which it is incurred and to accrete the liability to its present value in future periods. The Company believes that any ARO related to the Company's property would be insignificant and, due to the indeterminate life of the related assets, an ARO could not be reasonably estimated.

         The Company adopted SFAS 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," effective January 1, 2003. The provisions of SFAS 145, among other things, discontinue treatment of gains or losses from the early extinguishment of debt as extraordinary items unless such early extinguishment meets the criteria of Accounting Principles Board Opinion (APB) 30. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 145.

         The Company adopted SFAS 146 "Accounting for Costs Associated with Exit or Disposal Activities," effective January 1, 2003. This statement requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 146.

         SFAS 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" was issued in April 2003. SFAS 149 amends and clarifies accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 149.

         SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" was issued in May 2003. SFAS 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). SFAS 150 was effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective at the beginning of the first interim period beginning after June 15, 2003. There was no impact on the Company's results of operations, cash flows or financial position from the initial adoption of SFAS 150.

C.       Total Comprehensive Income

         Total comprehensive income (loss) was not significantly different from net income (loss) for any period reported. Accumulated other comprehensive income (loss) of the Company totaled $(1.1) million and $(1.3) million as of September 30, 2003 and December 31, 2002, respectively.

D.       Reclassifications

         Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2003.

2. ACCOUNTING CHANGE

         As a result of the January 1, 2002 adoption of SFAS 142, the Company recorded a $230 million impairment charge related to the acquisition adjustment which had been recorded in connection with its acquisition by SCANA Corporation. The charge is reflected on the Condensed Consolidated Statements of Operations as the cumulative effect of an accounting change. See additional information at
Note 1B.

3. RATE AND OTHER REGULATORY MATTERS

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

         The Company's benchmark cost of gas in effect during the period January 1, 2002 through September 30, 2003 was as follows:

Rate Per Therm   Effective Date          Rate Per Therm    Effective Date

    $.460       January-February 2003        $.300        January 2002
    $.595       March 2003                   $.215        February-June 2002
    $.725       April-September 2003         $.350        July-October 2002
                                             $.410        November-December 2002

         On October 13, 2003 in connection with the Company's 2003 Annual Prudence Review, the NCUC determined that the Company's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12-month review period ended March 31, 2003. The NCUC also authorized new rate decrements to refund overcollections of certain gas costs included in the Company's deferred accounts, effective November 1, 2003.

         A state expansion fund, established by the North Carolina General Assembly and funded by refunds from the Company's interstate pipeline transporters, provides financing for expansion into areas that otherwise would not be economically feasible to serve. In June 2000 the NCUC approved the Company's requests for disbursement of up to $28.4 million from the Company's expansion fund to extend natural gas service to Madison, Jackson and Swain Counties in western North Carolina. The Company estimates that the cost of this project will be approximately $31.4 million. The Madison County and Jackson County portions of the project were completed in 2002, and the Swain County portion is expected to be completed in the spring of 2004. Through September 30, 2003 approximately $24.4 million had been spent on this project.

         In December 1999 the NCUC issued an order approving SCANA Corporation's acquisition of the Company. As specified in the order, the Company agreed to a moratorium on general rate cases until August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

4. FINANCIAL INSTRUMENTS

          SFAS 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, requires the Company to recognize all derivative instruments as either assets or liabilities in the statement of financial position and to measure those instruments at fair value. SFAS 133 further provides that changes in the fair value of derivative instruments are either recognized in earnings or reported as a component of other comprehensive income, depending upon the intended use of the derivative and the resulting designation. The fair value of the derivative instruments is determined by reference to quoted market prices of listed contracts, published quotations or quotations from independent parties.

         In January 2003 the Company filed a summary of its hedging program for natural gas purchases with the NCUC for informational purposes. The primary goal of the program is to reduce price volatility to firm customers. In an October 2003 order, the NCUC declared the program was reasonable. Transaction fees and any gains or losses are recorded in deferred accounts for subsequent rate consideration. As of September 30, 2003 the Company had deferred a net gain of approximately $0.6 million.

         The Company uses interest rate swap agreements to manage interest rate risk. These swap agreements provide for the Company to pay variable rate and receive fixed rate interest payments and are designated as fair value hedges of certain debt instruments. The Company may terminate a swap agreement and may replace it with a new swap also designated as a fair value hedge.

         The fair value of interest rate swaps is recorded within other deferred debits on the balance sheet. The resulting credits serve to reflect the hedged long-term debt at its fair value. Periodic receipts or payments related to the interest rate swaps are credited or charged to interest expense as incurred.

         At September 30, 2003 the estimated fair value of the Company's swaps totaled $2.9 million related to combined notional amounts of $37.4 million.

5. COMMITMENTS AND CONTINGENCIES

         The Company is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. The Company's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. The Company has recorded a liability and associated regulatory asset of $7.5 million, which reflects the estimated remaining liability at September 30, 2003. Amounts incurred and deferred to date that are not currently being recovered through gas rates are approximately $1.5 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

6. SEGMENT OF BUSINESS INFORMATION

         Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues between Gas Distribution and nonreportable segments were not significant.

                        Disclosure of Reportable Segments
                              (Millions of dollars)

       Three Months Ended
          September 30,              2003                          2002
  -------------------------------------------------- ---------------------------
  -------------------------------------------------- ------------- -------------
                            External    Operating      External     Operating
                            Revenue       Loss         Revenue         Loss
  -------------------------------------------------- ------------- -------------

  Gas Distribution            $59         $(8)           $39           $(6)
  All Other                      -         n/a              -          n/a
  -------------------------------------------------- ------------- -------------
  Consolidated Total          $59         $(8)           $39           $(6)
  ================================================== ============= =============

        Nine Months Ended
          September 30,                2003                                        2002
  ----------------------------------------------------------- ------------- -------------- -------------
  ----------------------------------------------------------- ------------- -------------- -------------
                           External   Operating   Segment       External      Operating      Segment
                           Revenue     Income      Assets       Revenue        Income         Assets
  ----------------------------------------------------------- ------------- -------------- -------------

  Gas Distribution           $344        $35          $997        $222           $34          $1,155
  All Other                       -      n/a             28           -          n/a               29
  Adjustments/Eliminations        -        -           (10)           -            -                2
  ----------------------------------------------------------- ------------- -------------- -------------
  Consolidated Total         $344        $35       $1,015         $222           $34          $1,186
  =========================================================== ============= ============== =============


Item 2.  Management's Narrative Analysis of  Results of Operations.
         ---------------------------------------------------------

             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
            MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (PSNC Energy) Annual Report on Form 10-K for the year ended December 31, 2002.

        Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) changes in the utility regulatory environment, (3) changes in the economy, especially in PSNC Energy's service territory, (4) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (5) growth opportunities, (6) the results of financing efforts, (7) changes in PSNC Energy's accounting policies, (8) weather conditions, especially in areas served by PSNC Energy, (9) performance of SCANA Corporation's pension plan assets and the impact on PSNC Energy's results of operations, (10) inflation, (11) changes in environmental regulations and (12) the other risks and uncertainties described from time to time in PSNC Energy's periodic reports filed with the United States Securities and Exchange Commission. PSNC Energy disclaims any obligation to update any forward-looking statements.

Net Income (Loss) and Distributions/Dividends

        Net income (loss) for the nine months ended September 30, 2003 and 2002 was as follows:

-------------------------------------------------------------------------------
                                                           Nine Months Ended
                                                             September 30,
Millions of dollars                                      2003           2002
------------------------------------------------------------------ ------------

Net income (loss)                                        $15.9        $(216.5)
Less: Cumulative effect of accounting change                   -       (229.6)
------------------------------------------------------------------ ------------
------------------------------------------------------------------ ------------
Income before cumulative effect of accounting change     $15.9          $13.1
================================================================== ============

        Income before cumulative effect of accounting change increased approximately $2.8 million primarily due to increased margin of $8.1 million and other income of $3.2 million which were partially offset by higher operating expenses of $6.4 million and higher income taxes of $2.2 million.

        In connection with the implementation of SFAS 142, PSNC Energy performed a valuation analysis of its acquisition adjustment using an independent appraisal. The analysis indicated that the carrying amount of the acquisition adjustment exceeded its fair value by $230 million. As a result, PSNC Energy recorded an impairment charge of $230 million effective January 1, 2002. The charge is presented on the Condensed Consolidated Statements of Operations as the Cumulative Effect of an Accounting Change. SFAS 142 requires that an impairment evaluation be performed annually and at the same time each year. PSNC Energy performed an annual evaluation as of January 1, 2003 and no further impairment was indicated.

        The nature of PSNC Energy's business is seasonal. The quarters ending June 30 and September 30 are generally PSNC Energy's least profitable quarters due to decreased demand for natural gas related to space heating requirements.

         PSNC Energy's Board of Directors has authorized the following distributions/dividends on common stock held by SCANA during 2003:

--------------------- --------------- -------------------- -------------------
Declaration Date      Amount          Quarter Ended        Payment Date
--------------------- --------------- -------------------- -------------------
--------------------- --------------- -------------------- -------------------

February 20, 2003     $4.5 million    March 31, 2003       April 1, 2003
May 1, 2003           $4.5 million    June 30, 2003        July 1, 2003
July 31, 2003         $4.0 million    September 30, 2003   October 1, 2003
--------------------- --------------- -------------------- -------------------

Gas Distribution

         Gas distribution is comprised of the local distribution operations of PSNC Energy. Changes in the gas distribution sales margins were as follows:

  ------------------------ -----------------------------------------
                                      Nine Months Ended
                                        September 30,
  Millions of dollars        2003      2002           Change
  ------------------------ --------- --------- ---------------------
  ------------------------                                ----------

  Operating revenues        $344.0    $222.0    $122.0       55.0%
  Less:  Cost of gas         220.6     106.7      113.9    106.8%
  ------------------------ --------- --------- ----------
  Gross margin              $123.4    $115.3       $8.1       7.0%
  ======================== ========= ========= ========== ==========

         Gas distribution sales margin for the nine months ended September 30, 2003 increased primarily due to weather that was 14% colder than in 2002 and increased customer growth of approximately 2.7%. Revenues and cost of gas increased as a result of higher commodity natural gas prices.

Operation and Maintenance Expenses

         Operation and maintenance expenses increased $6.4 million for the nine months ended September 30, 2003 compared to the same period in 2002 primarily due to increased bad debt expense of $2.4 million related to greater natural gas throughput and increased cost of gas. Also contributing to the increase are higher labor and benefits costs of $1.6 million, increased outside labor and general business expenses of $1.7 million and the impact of reduced pension income of $0.7 million.

Other Income

         Other income increased $3.2 million compared to the same period in 2002 primarily due to increased income of $1.1 million from secondary market activities, such as off-system gas sales and pipeline capacity release, and increased interest income of $0.7 million on amounts under-collected from customers through the operation of the Rider D mechanism. This mechanism allows PSNC Energy to recover all prudently incurred gas costs. In addition, merchandising and jobbing income increased $1.4 million due to reduced interest income of $0.8 million in 2002 and a reduced provision for bad debt of $0.6 million.

Income Taxes

         Income taxes changed primarily as a result of changes in operating and other income.

Capital Expansion Program and Liquidity Matters

         PSNC Energy's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC Energy's 2003 construction budget is approximately $46.7 million, compared to actual construction expenditures for 2002 of $47.8 million. PSNC Energy's ratio of earnings to fixed charges for the 12 months ended September 30, 2003 was 2.96.

         At September 30, 2003 PSNC Energy had $35.4 million in outstanding short-term borrowings and unused lines of credit of $89.6 million.

Item 4.  Controls and Procedures

         As of September 30, 2003 an evaluation was performed under the supervision and with the participation of PSNC Energy's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of PSNC Energy's disclosure controls and procedures. Based on that evaluation, PSNC Energy's management, including the CEO and CFO, concluded that as of September 30, 2003 PSNC Energy's disclosure controls and procedures were effective. There has been no change in PSNC Energy's internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected or is reasonably likely to materially affect PSNC Energy's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

         The following legal proceedings were pending at September 30, 2003. These proceedings affect SCANA Corporation and its subsidiaries (the Company) and, to the extent indicated, they also affect SCE&G or PSNC Energy.

         Rate and Other Regulatory Matters

         In May 2002 the SCPSC issued an order approving SCE&G's request to increase the fuel component of rates charged to electric customers from 1.579 cents per KWh to 1.722 cents per KWh. The increase reflected higher fuel costs projected for the period May 2002 through April 2003. The increase also provided continued recovery for under-collected actual fuel costs through April 2001, including short-term purchased power costs necessitated by outages at two of SCE&G's base load generating plants in winter 2000-2001. The new rates were effective as of the first billing cycle in May 2002. The Consumer Advocate of South Carolina appealed to the South Carolina Circuit Court (Circuit Court) the portion of the SCPSC's order related to the recovery of certain purchased power costs. The appeal is still pending.

         In April 2003 the SCPSC issued an order approving SCE&G's request to maintain the fuel cost component of rates at 1.678 cents per KWh, effective May 1, 2003. The SCPSC also reaffirmed the prudence of SCE&G's purchasing practices and recognized the efficiency of SCE&G's electric generating plants; however, it deferred action on the recovery of certain purchased power costs pending the appeal to the Circuit Court of the SCPSC's May 2002 order.

         On October 13, 2003 in connection with PSNC Energy's 2003 Annual Prudence Review, the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12-month review period ended March 31, 2003. The NCUC also authorized new rate decrements to refund overcollections of certain gas costs included in PSNC Energy's deferred accounts, effective November 1, 2003.

         On October 28, 2003, as part of the annual review of gas costs, the SCPSC approved SCE&G's request to decrease the cost of gas component from $.928 per therm to $.867 per therm effective with the first billing cycle in November 2003.

         The SCPSC allows SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been recorded in deferred debits. In October 2003, as a result of the annual review, the SCPSC approved SCE&G's request to reduce the billing surcharge from
3.0 cents per therm to 2.2 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2009, of the balance remaining at September 30, 2003 of $11.6 million

         Lake Murray Dam Reinforcement

         In October 1999 the United States Federal Energy Regulatory Commission
(FERC) mandated that SCE&G reinforce its Lake Murray dam in order to comply with new federal safety standards and maintain the lake in case of an extreme earthquake. Construction for the project and related activities, which began in the third quarter of 2001 is expected to cost approximately $275 million and be completed in 2005. Costs incurred through September 30, 2003 totaled approximately $126 million.

         Environmental

         SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for benzene contamination in the intermediate aquifer on surrounding properties. SCE&G anticipates that the remaining remediation activities will be completed by the end of 2004, with certain monitoring and retreatment activities continuing until 2007. As of September 30, 2003, SCE&G has spent approximately $19.6 million to remediate the Calhoun Park site. Total remediation costs are estimated to be $21.9 million.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. Two of these sites are currently being remediated under work plans approved by DHEC. SCE&G is continuing to investigate the remaining site and is monitoring the nature and extent of residual contamination. In addition, in March 2003 SCE&G signed a consent agreement with DHEC related to a site formerly owned by SCE&G. The site contained residue material that was moved from an MGP site. The removal action for this site has been completed. SCE&G anticipates that major remediation activities for the three owned sites will be completed before 2006. As of September 30, 2003, SCE&G has spent approximately $3.9 million related to these three sites, and expects to spend an additional $5.2 million. Total remediation costs are estimated to be $9.1 million.

        PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties.
PSNC Energy has recorded a liability and associated regulatory asset of $7.5 million, which reflects the estimated remaining liability at September 30, 2003. Amounts incurred and deferred to date that are not currently being recovered through gas rates are approximately $1.5 million. Management believes that all MGP cleanup costs incurred by PSNC Energy will be recoverable through gas rates.

        Pending or Threatened Litigation

        In 1999 an unsuccessful bidder for the purchase of propane gas assets of a subsidiary of the Company filed suit against SCANA Corporation in South Carolina Circuit Court seeking unspecified damages. The suit alleges the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. The Company is confident in its position and intends to vigorously defend the lawsuit. The Company does not believe that the resolution of this issue will have a material adverse impact on its results of operations, cash flows or financial position.

        In 2001 a subsidiary of the Company entered into, in the ordinary course of business, a 15-year take-and-pay contract with an unaffiliated natural gas supplier to purchase 190,000 DT of natural gas per day beginning in the spring of 2004. In December 2002, as a result of the failure of the supplier and its guarantor to meet contractual obligations related to credit support provisions, the subsidiary terminated the contract and the supplier initiated arbitration. A hearing under the binding arbitration provisions of the contract was postponed from September 2003 until at least January 2004 after the parties made progress towards a settlement. In initial pleadings for the hearing, the supplier demanded payment of at least $134 million in damages from the subsidiary; conversely, the subsidiary demanded payment of no less than $154 million in damages from the supplier. The Company is confident of the propriety of its actions and will vigorously pursue its position if the arbitration hearing is held. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

         An action was filed on October 22, 2003 against SCE&G by the State of South Carolina. The Complaint alleges SCE&G violates the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality's limits. The Complaint also alleges that SCE&G failed to obey, observe, or comply with the lawful order of the SCPSC by charging franchise fees to those not residing in a municipality. The Complaint seeks restitution to all affected customers and penalties up to $5,000 for each separate violation. SCE&G is confident of the reasonableness of its actions and intends to mount a vigorous defense. The allegations contained in this Complaint are the subject of a similar lawsuit that was filed and served on SCE&G and a Motion to Dismiss is pending. The allegations are also the subject of a threatened class action lawsuit. SCE&G further believes that the resolution of this action will not have a material adverse impact on its results of operations, cash flows or financial condition. In addition, SCE&G filed a petition with the SCPSC on October 23, 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G's electric and gas service, to approve SCE&G's efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation which the SCPSC deems just and proper to regulate the franchise fee collection process.

     On August 21, 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and South Carolina Electric & Gas Company, in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. The plaintiffs are seeking damages for the alleged improper use of electric transmission easements but have not asserted a dollar amount for their claims. Specifically, the plaintiffs contend that the licensing of attachments on electric utility poles, towers and other facilities to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric transmission line right-of-way constitutes a trespass. The Company is confident of the propriety of its actions and intends to mount a vigorous defense. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

        The Company, SCE&G and PSNC Energy are also engaged in various other claims and litigation incidental to their business operations which management anticipates will be resolved without material loss to the Company.

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

         B. Reports on Form 8-K during the third quarter 2003 were as follows:

                 SCANA Corporation:
                Date of Report:  July 25, 2003
                Items reported:  Items 7 and 9 (Item 12 disclosure)

                South Carolina Electric & Gas Company:
                Date of Report:  July 25, 2003
                Items reported:  Items 7 and 9 (Item 12 disclosure)

                Public Service Company of North Carolina, Incorporated:
                Date of Report:  July 25, 2003
                Items reported:  Items 7 and 9 (Item 12 disclosure)

                                                     SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              SCANA CORPORATION
                      SOUTH CAROLINA ELECTRIC & GAS COMPANY
             PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
                                (Registrants)




November 6, 2003                By:  s/James E. Swan, IV
                                      --------------------------------------
                                     James E. Swan, IV
                                     Controller
                                     (Principal accounting officer)



                                  EXHIBIT INDEX

Exhibit          Applicable to Form 10-Q of
No.              SCANA      SCE&G    PSNC      Description
                                      Energy


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

3.01               X                           Restated Articles of Incorporation of SCANA as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145)

3.02               X                           Articles of Amendment of SCANA, dated April 27, 1995 (Filed as Exhibit   4-B to
                                               Registration Statement No. 33-62421)

3.03                          X                Restated Articles of Incorporation of SCE&G, as adopted on May 3, 2001 (Filed as
                                               Exhibit 3.01 to Registration Statement No. 333-65460)

3.04                          X                Articles of Amendment of the Articles of Incorporation of SCE&G dated as of the dates indicated below and filed as exhibits to the Registration Statements or
                                               Exchange Act filings as set forth below

                                               May 22, 2001         Exhibit 3.02    to Registration No. 333-65460
                                               June 14, 2001        Exhibit 3.04    to Registration No. 333-65460
                                               August 30, 2001      Exhibit 3.05    to Registration No. 333-101449
                                               March 13, 2002       Exhibit 3.06    to Registration No. 333-101449
                                               May 9, 2002          Exhibit 3.07    to Registration No. 333-101449
                                               June 4, 2002         Exhibit 3.08    to Registration No. 333-101449
                                               August 12, 2002      Exhibit 3.09    to Registration No. 333-101449
                                               March 13, 2003       Exhibit 3.05    to Registration No. 333-108760
                                               May 22, 2003         Exhibit 3.05    to Registration No. 333-108760
                                               June 18, 2003        Exhibit 3.06    to Registration No. 333-108760
                                               August 7, 2003       Exhibit 3.06    to Registration No. 333-108760

3.05                          X                Articles of Correction of the Articles of Incorporation of SCE&G dated June 1,
                                               2001 (Filed as Exhibit 3.03 to Registration Statement No. 333-65460)

3.06                                    X      Articles of Incorporation of PSNC Energy (formerly New Sub II, Inc.) dated
                                               February 12, 1999 (Filed as Exhibit 3.01 to Registration Statement No. 333-45206)

3.07                                    X      Articles of Amendment of PSNC Energy as adopted on February 10, 2000 (Filed as
                                               Exhibit 3.02 to Registration Statement No. 333-45206)

3.08                                    X      Articles of Correction of PSNC Energy dated February 11, 2000 (Filed as Exhibit
                                               3.03 to Registration Statement  No. 333-45206)

3.09               X                           By-Laws of SCANA as revised and amended on December 13, 2000 (Filed  as Exhibit
                                               3.01 to Registration Statement No. 333-68266)

3.10                          X                By-Laws of SCE&G as amended and adopted on  February 22, 2001  (Filed as Exhibit
                                               3.05 to Registration Statement No. 333-65460)






Exhibit          Applicable to Form 10-Q of
No.              SCANA      SCE&G    PSNC      Description
                                      Energy

3.11                                    X      By-Laws of PSNC Energy as revised and amended on February 22, 2001 (Filed as
                                               Exhibit 3.01 to Registration Statement No. 333-68516)





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





Exhibit          Applicable to Form 10-Q of
No.              SCANA      SCE&G    PSNC      Description
                                      Energy

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

4.09               X                    X      Indenture dated as of January 1, 1996 between PSNC Energy and First Union
                                               National Bank of North Carolina, as Trustee (Filed as Exhibit 4.08 to
                                               Registration Statement No. 333-45206)

4.10               X                    X      First through Fourth Supplemental Indentures referred to Exhibit 4.09 dated as of the dates indicated below and filed as exhibits to the Registration
                                               Statements whose file numbers are set forth below

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






Exhibit         Applicable to Form 10-Q of
No.            SCANA       SCE&G     PSNC      Description
                                      Energy

4.11                                    X      PSNC Energy $150 million medium-term note issued February 16, 2002 (Filed as
                                               Exhibit 4.06 to Registration Statement No. 333-68516)

*10.01           X                             SCANA Executive Deferred Compensation Plan as amended February 20, 2003 (Filed as
                                               Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2003)

*10.02           X                             SCANA Director Compensation and Deferral Plan as amended January 1, 2001 (Filed as Exhibit 4.03 to Registration Statement No. 333-18973)

*10.03                                         X SCANA Supplemental Executive
                                               Retirement Plan as amended July
                                               1, 2001 (Filed as Exhibit 10.02
                                               to Form 10-Q for the quarter
                                               ended September 30, 2001)

*10.04                                         X SCANA Key Executive Severance
                                               Benefits Plan as amended July 1,
                                               2001 (Filed as Exhibit 10.03 to
                                               Form 10-Q for the quarter ended
                                               September 30, 2001)

*10.05                                         X SCANA Supplementary Key
                                               Executive Severance Benefits Plan
                                               as amended July 1, 2001 (Filed as
                                               Exhibit 10.03a to Form 10-Q for
                                               the quarter ended September 30,
                                               2001)

*10.06           X                             SCANA Long-Term Equity Compensation Plan dated January 2000 filed as Exhibit 4.04 to Registration Statement No. 333-37398)

*10.07                                         X Request for Action by the SCANA
                                               Long-Term Equity Compensation
                                               Plan Committee of the Board dated
                                               August 1, 2002 (Filed as Exhibit
                                               10.06 to Form 10-Q for the
                                               quarter ended June 30, 2003)

*10.08                                         X Description of SCANA Whole Life
                                               Option (Filed as Exhibit 10-F to
                                               Form 10-K for the year ended
                                               December 31, 1991, under cover of
                                               Form SE, File No. 1-8809)

*10.09                                         X Description of SCANA
                                               Corporation Executive Annual
                                               Incentive Plan (Filed as Exhibit
                                               10-G to Form 10-K for the year
                                               ended December 31, 1991, under
                                               cover of Form SE, File No.
                                               1-8809)

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








Exhibit         Applicable to Form 10-Q of
No.            SCANA       SCE&G     PSNC      Description
                                      Energy

*10.15                                  X      Form of Severance Agreement between PSNC Energy and its Executive Officers (Filed as Exhibit 10.05 to Registration Statement No. 333-45206)

10.16                                   X      Service Agreement between PSNC Energy and SCANA Services, Inc., effective April
                                               1, 2000 (Filed as Exhibit 10.06 to Registration Statement No. 333-45206)

10.17                        X                 Service Agreement between SCE&G and SCANA Services, Inc., effective April 1, 2002
                                               (Filed as Exhibit 10.01 to Registration Statement No. 333-101449)

31.1             X                             Certification of Principal Executive Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.2             X                             Certification of Principal Financial Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.3                         X                 Certification of Principal Executive Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.4                         X                 Certification of Principal Financial Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.5                                    X      Certification of Principal Executive Officer Required by Rule 13a-14 (Filed
                                               herewith)

31.6                                    X      Certification of Principal Financial Officer Required by Rule 13a-14 (Filed
                                               herewith)

32.1             X                             Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
                                               (Furnished herewith)

32.2             X                             Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
                                               (Furnished herewith)

32.3                         X                 Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
                                               (Furnished herewith)

32.4                         X                 Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
                                               (Furnished herewith)

32.5                                    X      Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
                                               (Furnished herewith)

32.6                                    X      Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
                                               (Furnished herewith)


* Management Contract or Compensatory Plan or Arrangement

