Form 10-K/A
period 2003-12-31
SCANA CORP
filed 2004-04-14
CIK 754737

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 Amendment No. 1


                                   FORM 10-K/A

(Mark One)

 (X) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003
                                -----------------

                                       OR

 (  )    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                        For the transition period from to

                          Commission File Number 1-8809

                                SCANA CORPORATION
             (Exact name of registrant as specified in its charter)

               SOUTH CAROLINA                       57-0784499
-------------------------------------------------------------------------------
   (State or other jurisdiction of                    (IRS employer
   incorporation or organization)                 identification no.)

1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA           29201
-----------------------------------------------------------------------------
(Address of principal executive offices)           (Zip code)

        Registrant's telephone number, including area code (803) 217-9000

                                 ---------------

              Securities registered pursuant to 12(b) of the Act:


 Title of each class                Name of each exchange on which registered
----------------------------------- -------------------------------------------

 Common Stock, without par value   New York Stock Exchange

             Securities registered pursuant to 12(g) of the Act:

                                      None
-----------------------------------------------------------------------------
                                (Title of class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $3.8 billion at June 30, 2003, based on a price of $34.28. The total number of shares outstanding at February 13, 2004 was 110,731,020.

DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of SCANA Corporation's 2004 Proxy Statement in connection with its 2004 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for the year ended December 31, 2003, as set forth in the pages attached hereto:


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


                                     PART II

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   TABLE OF CONTENTS OF CONSOLIDATED FINANCIAL
                   STATEMENTS AND SUPPLEMENTARY FINANCIAL DATA


*Independent Auditors' Report

 Consolidated Financial Statements:

    *Consolidated Balance Sheets as of December 31, 2003 and 2002

    *Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001

    *Consolidated Statements of Cash Flows for the years ended December 31,
     2003, 2002 and 2001

    *Consolidated Statements of Capitalization as of December 31, 2003 and 2002

    *Consolidated Statements of Comprehensive Income (Loss) and Changes in
         Common Equity for the Years Ended December 31, 2003, 2002 and 2001.

    *Notes to Consolidated Financial Statements


 Stock Purchase-Savings Plan:                                           Page
                                                                        ----

  **Independent Auditors' Report .....................................  4

     **Financial Statements and Notes thereto.........................  5

     **Supplemental Schedules.........................................  9



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

          Schedule II - Valuation and Qualifying Accounts for the years ended December 31, 2003, 2002 and 2001 (Previously filed with Form 10-K)

    (2)  Exhibits:

         Exhibits required to be filed with this Annual Report on Form 10-K are listed in the following Exhibit Index. Certain of such exhibits which have heretofore been filed with the Securities and Exchange Commission and which are designated by reference to their exhibit numbers in prior filings are incorporated herein by reference and made a part hereof. The Exhibit Index has been amended to add the following (all of which are filed herein).


23.04  Independent Auditors' Consent
31.07  Certification of Principal Executive Officer Required by Rule 13a-14
31.08  Certification of Principal Financial Officer Required by Rule 13a-14
32.07  Certification of Principal Executive Officer Pursuant to 18 U.S.C.
       Section 1350
32.08  Certification of Principal Financial Officer Pursuant to 18 U.S.C.
       Section 1350


         As permitted under Item 601(b)(4)(iii), instruments defining the rights of holders of long-term debt of less than $400,000,000, or 10 percent of the total consolidated assets of the Company and its subsidiaries, have been omitted and the Company agrees to furnish a copy of such instruments to the Commission upon request.

(b) Reports on Form 8-K during the fourth quarter of 2003 were as follows:

       SCANA Corporation:
       Date of report:  October 27, 2003
       Items reported:  7 and 12

    .

INDEPENDENT AUDITORS' REPORT


SCANA CORPORATION
STOCK PURCHASE-SAVINGS PLAN:

We have audited the accompanying Statements of Financial Position of the SCANA Corporation Stock Purchase-Savings Plan (the "Plan") as of December 31, 2003 and 2002, and the related Statements of Changes in Participants' Equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Plan's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Plan as of December 31, 2003 and 2002 and the changes in participants' equity for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedules of (1) assets held for investment purposes as of December 31, 2003 and (2) reportable transactions for the year ended December 31, 2003 are presented for the purpose of additional analysis and are not a required part of the basic financial statements, but are supplementary information required by the Department of Labor's Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. These schedules are the responsibility of the Plan's management. Such schedules have been subjected to the auditing procedures applied in our audit of the basic 2003 financial statements and, in our opinion, are fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.



s/Deloitte & Touche LLP
Columbia, South Carolina
April 8, 2004

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN
                        STATEMENTS OF FINANCIAL POSITION



----------------------------------------------------------- ------------------
December 31,  (Thousands of dollars)                   2003               2002
----------------------------------------------------------- ------------------

 Assets:
 Investments at Fair Value:
    SCANA Corporation -
    Shares of common stock
    (cost - $276,968 and $251,113 respectively)    $365,954           $315,398

    Common or Collective Trust Funds:
    IRT Conservative Asset Allocation Trust             594                394
    IRT Moderate Asset Allocation Trust               2,914              2,438
    IRT Aggressive Asset Allocation Trust               798                576
    IRT 500 Index Fund                                8,842              6,166
    IRT Stable Value Fund                             9,334              9,253

    Mutual Funds:
    American Century Income & Growth Fund             2,044              1,377
    AmSouth Large Cap "A" Fund                        4,761              3,037
    Berger Small Cap Value Fund                           -              2,894
     Janus Small Cap Value Fund                       4,700                  -
    Dodge & Cox Stock Fund                            3,895              1,139
    EuroPacific Growth Fund                           2,754              1,501
    MAS Mid Cap Value Fund                                -              1,001
    Morgan Stanley US Mid Cap Value Fund              1,875                  -
    MFS Mid Cap Growth Fund                           3,960              2,240
    Pimco Total Return Fund                           6,066              5,217
    Invesco Small Company Growth Fund                 3,348              2,117

    Other                                                 5                 35
    Loans to Participants (Note 2)                   16,979             14,393
                                                  --------- ------------------
                                                  --------- ------------------
 Total Investments, at Fair Value                   438,823            369,176
                                                  --------- ------------------
                                                  --------- ------------------

 Receivables:
    Contributions Receivable                          1,181              1,121
    SCANA Corporation Dividends Receivable            3,687              3,325
                                                  --------- ------------------
                                                  --------- ------------------

 Total Receivables                                    4,868              4,446
                                                  --------- ------------------
                                                  --------- ------------------

 Participants' Equity                              $443,691           $373,622
                                                  ========= ==================
                                                  ========= ==================





See Notes to Financial Statements.

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN
                  STATEMENTS OF CHANGES IN PARTICIPANTS' EQUITY



-------------------------------------------------------------- ------- --------
For the years ended December 31,  (Thousands of dollars)  2003    2002     2001
-------------------------------------------------------------- ------- --------
-------------------------------------------------------------- ------- --------

Investment Income (Loss):
   Interest and Dividends                           $16,273   $15,105   $13,580
   Net Appreciation (Depreciation)
       in Fair Value of Investments:
      Common Stock of SCANA Corporation (Note 3)     34,410    31,947  (16,323)
      Mutual Funds                                    5,843   (7,544)   (7,482)
      Common and Collective Trust Funds               2,594   (2,154)   (1,486)

                                                   -------- --------- ---------
                                                   -------- --------- ---------
Total Investment Income (Loss)                       59,120    37,354  (11,711)
                                                   -------- --------- ---------
                                                   -------- --------- ---------

Contributions:
   Company and Participating Subsidiaries' Match     15,673    14,257    14,446
   Participating Employees                           20,392    18,150    18,370
                                                   -------- --------- ---------
                                                   -------- --------- ---------

Total Additions to Participants' Equity              36,065    32,407    32,816


Distributions to Participants                      (25,116)  (30,140)  (22,560)
                                                   -------- --------- ---------
                                                   -------- --------- ---------

Net Increase (Decrease) Before Transfers             70,069    39,621   (1,455)

Transfers from Subsidiaries                               -        46         -
                                                   -------- --------- ---------
                                                   -------- --------- ---------

Net Increase (Decrease) in Participants' Equity      70,069    39,667   (1,455)

Participants' Equity, Beginning of Year             373,622   333,955   335,410
                                                   -------- --------- ---------
                                                   -------- --------- ---------

Participants' Equity, End of Year                  $443,691  $373,622  $333,955
                                                   ======== ========= =========


See Notes to Financial Statements.

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN
                          NOTES TO FINANCIAL STATEMENTS


1.  Summary of Accounting Policies

         Basis of Accounting - The accompanying financial statements for the SCANA Corporation (the Company) Stock Purchase-Savings Plan (the Plan) have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

         Investments Valuation and Income Recognition - Common stock, mutual funds, and common and collective trust funds are stated at market value based on the net asset value of shares held by the Plan at year end. Loans to participants are stated at cost plus accrued interest which approximates fair value.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of net assets available for benefits and changes therein. Actual results could differ from those estimates. The Plan utilizes various investment instruments. Investment securities, in general, are exposed to various risks, such as interest rate, credit and overall market volatility. It is reasonably possible that changes in the values of investment securities will occur in the near term and that such changes could materially affect the amounts reported in the statements of financial position.

         Payment of Benefits - Benefits are recorded when paid.


2.  Description of the Plan

         The following description of the Plan provides only general information. Participants should refer to the Plan document for a complete description of the Plan's provisions.

         General -Participants must be at least 18 years of age and be receiving eligible earnings from the Company or participating subsidiaries or be on a leave of absence authorized by the Company. The Plan has profit sharing, stock bonus and employee stock ownership components. The profit sharing component is intended to qualify under Internal Revenue Code (Code) sections 401(a), 401(k) and 401(m). The stock bonus and employee stock ownership components (the assets of which are invested in the Common Stock Fund, which invests solely in the Company's common stock) are intended to qualify under Code sections 401(a) and 4975(e) (7), respectively. The Plan's assets are held by AMVESCAP National Trust Company, the Plan's trustee (Trustee) pursuant to a Trust Agreement. Certain administrative functions are performed by officers or employees of the Company or its subsidiaries. No such officer or employee receives compensation from the Plan. Employees pay a minimal amount for the operating expenses of mutual funds or common and collective trusts in which they choose to invest as well as for each share of Company common stock sold at their direction. All other administrative expenses are paid directly by the Company.

         Contributions - The Plan allows participants to contribute up to 15% of eligible earnings on an after-tax basis (Regular Savings) or before-tax basis (Tax Deferred Savings), subject to certain Internal Revenue Code (Code) limitations. Effective January 1, 2004 participants who are age 50 or older or who will attain age 50 during the calendar year and are making the maximum amount of contributions allowed by the Plan or by law may make catch-up contributions. The Company and participating subsidiaries match participant contributions up to 6% of eligible earnings. The Plan allows for the acceptance of Direct Rollovers (Rollover) from other qualified retirement plans and conduit Individual Retirement Accounts.

         Investments - Participants direct the Trustee to invest contributions in any combination of either the Company's common stock or a group of mutual funds and common and collective trust funds selected to range from conservative to aggressive investment styles. The Company's and participating subsidiaries' matching contributions are invested only in shares of the Company's common stock. Effective January 1, 2004 participants can diversify all or any part of the matching contributions that are initially invested in the Common Stock Fund.

         Vesting - Participants fully and immediately vest in all contributions, whether made by participants, the Company or participating subsidiaries.

         Participant Loans - Participants may borrow from their account balance up to a maximum of $50,000. The loans bear interest at a fixed rate determined by using "Prime Interest Rate" as published in the Wall Street Journal plus 1% as determined on the last business day of each month for the next month's loans. Principal and interest is paid ratably through payroll deduction. Upon termination of employment, death or disability, the loan must be paid in full or it will reduce the distributable amount of the participant's account balance.

         Distributions - Participants may request distributions from their Regular Savings and Rollover accounts. A distribution may be requested of only such contributions which have been in existence for two years following the close of the Plan year during which they were made. If the participant has participated in the Plan for at least five years, all Company contributions are eligible for distribution. Participants may not receive distributions from their Tax Deferred Savings accounts before age 59-1/2 unless they can demonstrate a hardship or in the event of retirement, disability or termination of employment.

         Dividends payable on Company common stock allocated to the employee stock ownership component of the Plan are distributed to participants. Participants can elect on an annual basis not to receive distributions of dividends from the Plan.

         Federal Income Tax Status - The Plan received a determination letter from the Internal Revenue Service dated April 5, 2002 indicating that the Plan was in compliance with all required amendments and satisfied all applicable requirements of the Code through December 31, 2001. The Plan has been amended subsequent to receiving the determination letter; however, the Company and the plan administrator believe that the Plan was designed and continues to be operated in compliance with the requirements of the Code and that the Plan and the related trust continue to be tax-exempt.

         Plan Amendment - The Plan was amended effective December 31, 2001 to adopt required and certain optional amendments outlined in the Economic Growth Tax Relief Reconciliation Act of 2001. In addition, an amendment was adopted effective June 30, 2001 that requires a six month suspension period for participants who take a hardship distribution.

         Plan Termination - Although it has not expressed any intent to do so, the Company and participating subsidiaries have the right under the Plan to discontinue their contributions at any time and to terminate the Plan subject to the provisions of the Employee Retirement Income Security Act of 1979.

3.       Nonparticipant-Directed Investment:

        Net assets and significant changes related to nonparticipant-directed investments as of December 31, 2003, 2002 and 2001 and for each of the three years ended December 31, 2003 (thousands of dollars) is as follows:

                                          2003           2002           2001
                                        ----------- ------------ --------------
Change in Net Assets:
  Net appreciation (depreciation)          $16,179      $14,898       $(7,562)
  Interest and dividends                     6,692        5,972          4,768
  Employer contributions                    15,673       14,184         14,444
  Benefits paid to participants           (13,590)     (15,652)       (10,131)
                                        ----------- ------------ --------------
    Net Change                              24,955       19,401          1,519
Investment in SCANA Common Stock,
  beginning of year                        149,080      129,678        128,159
                                        ----------- ------------ --------------
Investment in SCANA Common Stock,
   end of year                             $174,034     $149,080       $129,678
                                        =========== ============ ==============


4.       Related Party Transactions

         Certain Plan investments are shares of mutual funds and common and collective trust funds managed by an affiliate of the Trustee and common stock of SCANA Corporation; therefore, these transactions qualify as party-in-interest transactions.

                                SCANA CORPORATION
                           STOCK PURCHASE-SAVINGS PLAN
                             SUPPLEMENTAL SCHEDULES


ASSETS HELD FOR INVESTMENT PURPOSES AS OF DECEMBER 31, 2003
Form 5500,Schedule H, Part IV, Line 4i
 (Thousands of Dollars)


                                                               Current
 Description                                       Cost**       Value
 ------------------------------------------------------------ -------------

 * SCANA Corporation Common Stock                   $276,968      $365,954

 * Common and Collective Trust Funds:
       IRT Conservative Asset Allocation Trust                         594
       IRT Moderate Asset Allocation Trust                           2,914
       IRT Aggressive Asset Allocation Trust                           798
       IRT 500 Index Fund                                            8,842
       IRT Stable Value Fund                                         9,334

 *Mutual Funds:
       American Century Income & Growth Fund                         2,044
       AmSouth Large Cap "A" Fund                                    4,761
       Janus Small Cap Value Fund                                    4,700
       Dodge & Cox Stock Fund                                        3,895
       EuroPacific Growth Fund                                       2,754
       Morgan Stanley US Mid Cap Value Fund                          1,875
       MFS Mid Cap Growth Fund                                       3,960
       Pimco Total Return Fund                                       6,066
       Invesco Small Company Growth Fund                             3,348

 * Other                                                                 5

 * Loans to participants, with interest rates
    ranging from 5.0% to 10.5% and maturities
    ranging from 1 month to 10 years                                16,979
                                                              -------------
                                                                  $438,823
                                                              =============

 * Denotes permitted party-in-interest

 ** Cost is only required for Non-Participant Directed Investments
      (SCANA Stock Only)



REPORTABLE TRANSACTIONS FOR THE YEAR ENDED DECEMBER 31, 2003
Form 5500,Schedule H, Part IV, Line 4j
(Thousands of Dollars)

During the year ended December 31, 2003, the following transactions were made in the common stock of SCANA Corporation, whose employees are covered by the Plan.

                   Purchase      Selling       Cost of         Net Gain
Description          Price        Price      Assets Sold      From Sale
-----------------------------------------------------------------------------
-----------------------------------------------------------------------------

Purchases           $95,228

Sales                            $79,082       $69,372          $9,710






         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SCANA CORPORATION
                                  (Registrant)




Date: April 14, 2004                  BY: s/James E. Swan, IV
                                          James E. Swan, IV, Controller
                                          (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit
No.        Description

3.01 Restated Articles of Incorporation of SCANA as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02 Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.18 By-Laws of SCANA as revised and amended on December 13, 2000 (Filed as Exhibit 3.01 to Registration Statement No. 333-68266 and incorporated by reference herein)

4.01 Articles of Exchange of South Carolina Electric & Gas Company and SCANA Corporation (Filed as Exhibit 4-A to Post-Effective Amendment No. 1 to Registration Statement No. 2-90438 and incorporated by reference herein)

4.02 Indenture dated as of November 1, 1989 between SCANA Corporation and The Bank of New York, as Trustee (Filed as Exhibit 4-A to Registration No. 33-32107 and incorporated by reference herein)

4.03 Indenture dated as of January 1, 1945, between the South Carolina Power Company and Central Hanover Bank and Trust Company, as Trustee, as supplemented by three Supplemental Indentures dated respectively as of May 1, 1946, May 1, 1947 and July 1, 1949 (Filed as Exhibit 2-B to Registration Statement No. 2-26459 and incorporated by reference herein)

4.04 Fourth Supplemental Indenture dated as of April 1, 1950, to Indenture referred to in Exhibit 4.03, pursuant to which SCE&G assumed said Indenture (Exhibit 2-C to Registration Statement No. 2-26459 and incorporated by reference herein)

4.05       Fifth through Fifty-third Supplemental Indenture referred to in
           Exhibit 4.03 dated as of the dates indicated below and filed as exhibits to the Registration Statements set forth below and are incorporated by reference herein

           December 1, 1950     Exhibit 2-D      to Registration No. 2-26459
           July 1, 1951         Exhibit 2-E      to Registration No. 2-26459
           June 1, 1953         Exhibit 2-F      to Registration No. 2-26459
           June 1, 1955         Exhibit 2-G      to Registration No. 2-26459
           November 1, 1957     Exhibit 2-H      to Registration No. 2-26459
           September 1, 1958    Exhibit 2-I      to Registration No. 2-26459
           September 1, 1960    Exhibit 2-J      to Registration No. 2-26459
           June 1, 1961         Exhibit 2-K      to Registration No. 2-26459
           December 1, 1965     Exhibit 2-L      to Registration No. 2-26459
           June 1, 1966         Exhibit 2-M      to Registration No. 2-26459
           June 1, 1967         Exhibit 2-N      to Registration No. 2-29693
           September 1, 1968    Exhibit 4-O      to Registration No. 2-31569
           June 1, 1969         Exhibit 4-C      to Registration No. 33-38580
           December 1, 1969     Exhibit 4-O      to Registration No. 2-35388
           June 1, 1970         Exhibit 4-R      to Registration No. 2-37363
           March 1, 1971        Exhibit 2-B-17   to Registration No. 2-40324
           January 1, 1972      Exhibit 2-B      to Registration No. 33-38580
           July 1, 1974         Exhibit 2-A-19   to Registration No. 2-51291
           May 1, 1975          Exhibit 4-C      to Registration No. 33-38580
           July 1, 1975         Exhibit 2-B-21   to Registration No. 2-53908
           February 1, 1976     Exhibit 2-B-22   to Registration No. 2-55304
           December 1, 1976     Exhibit 2-B-23   to Registration No. 2-57936
           March 1, 1977        Exhibit 2-B-24   to Registration No. 2-58662
           May 1, 1977          Exhibit 4-C      to Registration No. 33-38580

                              EXHIBIT INDEX


Exhibit
No.      Description

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

4.07 First Supplemental Indenture to Indenture referred to in Exhibit 4.06 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)

4.08 Second Supplemental Indenture to Indenture referred to in Exhibit 4.06 dated as of June 15, 1993(Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)

4.09 Indenture dated as of January 1, 1996 between PSNC and First Union National Bank of North Carolina, as Trustee (Filed as Exhibit 4.08 to Registration Statement No. 333-45206 and incorporated by reference herein)

4.10     First through Fourth Supplemental Indenture referred to Exhibit
         4.09 dated as of the dates indicated below and filed as exhibits to Registration Statements whose file numbers are set forth below and are incorporated by reference herein

         January 1, 1996 Exhibit 4.09 to Registration No. 333-45206 December 15, 1996 Exhibit 4.10 to Registration No. 333-45206 February 10, 2000 Exhibit 4.11 to Registration No. 333-45206 February 12, 2001
         Exhibit 4.05 to Registration No. 333-68516

4.11 PSNC $150 million medium-term note issued February 16, 2001 (Filed as Exhibit 4.06 to Registration Statement No. 333-68516 and incorporated by reference herein)

*10.01 SCANA Executive Deferred Compensation Plan as amended February 20, 2003 (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein)

*10.02 SCANA Corporation Director Compensation and Deferral Plan effective January 1, 2001 (Filed as Exhibit 4.03 to Registration Statement No. 333-18973 and incorporated by reference herein)

*10.03 SCANA Supplementary Executive Retirement Plan as amended July 1, 2001 (Filed as Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

                               EXHIBIT INDEX


Exhibit
No.          Description

*10.04 SCANA Key Executive Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.05 SCANA Supplementary Key Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03a to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)

*10.06 SCANA Long-Term Equity Compensation Plan dated January 2000 filed as Exhibit 4.04 to Registration Statement No. 333-37398 and incorporated by reference herein)

*10.07 Request for Action by the SCANA Long-Term Equity Compensation Plan Committee of the Board dated August 1, 2002 (Filed as Exhibit 10.06 to form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein)

*10.08 Description of SCANA Whole Life Option (Filed as Exhibit 10-F to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)

*10.09 Description of SCANA Corporation Executive Annual Incentive Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)

12.01 Statement Re Computation of Ratios (Filed as Exhibit 12.01 to Form 10-K for the year ended December 31, 2003 and incorporated by reference herein)

21.01 Subsidiaries of the Registrant (Incorporated by reference herein from Item I, Business Corporate Structure in this Form 10-K)

23.01 Consents of Experts and Counsel (Independent Auditors' Consent) (Previously filed)

23.04 Consents of Experts and Counsel (Independent Auditors' Consent) (Filed herewith)

24.01        Power of Attorney (Previously filed)

31.01 Certification of Principal Executive Officer Required by Rule 13a-14 (Previously filed)

31.02 Certification of Principal Financial Officer Required by Rule 13a-14 (Previously filed)

31.07 Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.08 Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01        Certification of Principal Executive Officer Pursuant to 18 U.S.C.
             Section 1350 (Previously Furnished)

32.02        Certification of Principal Financial Officer Pursuant to 18 U.S.C.
             Section 1350 (Previously Furnished)

32.07        Certification of Principal Executive Officer Pursuant to 18 U.S.C.
             Section 1350 (Furnished herewith)

32.08        Certification of Principal Financial Officer Pursuant to 18 U.S.C.
             Section 1350 (Furnished herewith)

* Management Contract or Compensatory Plan or Arrangement