Form 10-K/A
period 2004-12-31
SCANA CORP
filed 2005-04-18
CIK 754737

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

Amendment No. 1

FORM 10-K/A

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-8809

SCANA CORPORATION
(Exact name of registrant as specified in its charter)

SOUTH CAROLINA (State or other jurisdiction of incorporation or organization)	57-0784499 (IRS employer identification no.)
1426 MAIN STREET, COLUMBIA, SOUTH CAROLINA (Address of principal executive offices)	29201 (Zip code)

Registrant's telephone number, including area code (803) 217-9000

Securities registered pursuant to 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, without par value	New York Stock Exchange

Securities registered pursuant to 12(g) of the Act:

None
(Title of class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $4.0 billion at June 30, 2004, based on a price of $36.37. The total number of shares outstanding at February 18, 2005 was 112,909,904.

DOCUMENTS INCORPORATED BY REFERENCE: Specified sections of SCANA Corporation's 2005 Proxy Statement in connection with its 2005 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.

EXPLANATORY NOTE

        This Amendment No. 1 to the annual report on Form 10-K/A of SCANA Corporation for the year ended December 31, 2004 has been filed to include as an exhibit, in accordance with Rule 15d-21 under the Securities Exchange Act of 1934, as amended, the financial statements required by Form 11-K with respect to the SCANA Corporation Stock Purchase-Savings Plan and the related Consent of Independent Registered Public Accounting Firm. Other than the exhibit index and the signature page, no other changes are made by this amendment, and all other information included in the original filing is unchanged. In order to preserve the nature and character of the disclosures as originally filed, except as specifically discussed in this amendment, no attempt has been made to modify or update such disclosures for events which occurred subsequent to the original filing. Accordingly, this amendment and the annual report on Form 10-K which it amends should be read in conjunction with the registrant's subsequent filings with the Commission.

        The exhibit index has been amended to add the following (all of which are filed herewith).

23.04	Consent of Independent Registered Public Accounting Firm
31.07	Certification of Principal Executive Officer Required by Rule 13a-14
31.08	Certification of Principal Financial Officer Required by Rule 13a-14
32.07	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350
32.08	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350
99.01	Financial statements of SCANA Corporation Stock Purchase-Savings Plan for the years ended December 31, 2004 and 2003

SIGNATURE

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

SCANA CORPORATION (Registrant)
Date: April 18, 2005	BY:	/s/ JAMES E. SWAN, IV James E. Swan, IV, Controller (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
3.01	Restated Articles of Incorporation of SCANA as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.08	By-Laws of SCANA as revised and amended on December 13, 2000 (Filed as Exhibit 3.01 to Registration Statement No. 333-68266 and incorporated by reference herein)
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
	January 1, 1996	Exhibit 4.09	to Registration No. 333-45206
	December 15, 1996	Exhibit 4.10	to Registration No. 333-45206
	February 10, 2000	Exhibit 4.11	to Registration No. 333-45206
	February 12, 2001	Exhibit 4.05	to Registration No. 333-68516

4.11	PSNC $150 million medium-term note issued February 16, 2001 (Filed as Exhibit 4.06 to Registration Statement No. 333-68516 and incorporated by reference herein)
*10.01	SCANA Executive Deferred Compensation Plan as amended February 20, 2003 (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended June 30, 2003 and incorporated by reference herein)
*10.02	SCANA Director Compensation and Deferral Plan effective January 1, 2001 (Filed as Exhibit 4.03 to Registration Statement No. 333-18973 and incorporated by reference herein)
*10.03	Amendment to SCANA Director Compensation and Deferral Plan adopted April 29, 2004 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
*10.04	SCANA Supplementary Executive Retirement Plan as amended July 1, 2001 (Filed as Exhibit 10.02 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
*10.05	SCANA Key Executive Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
*10.06	SCANA Supplementary Key Severance Benefits Plan as amended July 1, 2001 (Filed as Exhibit 10.03a to Form 10-Q for the quarter ended September 30, 2001 and incorporated by reference herein)
*10.07	SCANA Long-Term Equity Compensation Plan dated January 2000 (Filed as Exhibit 4.04 to Registration Statement No. 333-37398 and incorporated by reference herein)
*10.08	Amendment to SCANA Long-Term Equity Compensation Plan adopted April 29, 2004 (Filed as Exhibit 10.08 to Form 10-Q for the quarter ended March 31, 2004 and incorporated by reference herein)
*10.09	Description of SCANA Whole Life Option (Filed as Exhibit 10-F to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)
*10.10
Description of SCANA Corporation Executive Annual Incentive Plan (Filed as Exhibit 10-G to Form 10-K for the year ended December 31, 1991, under cover of Form SE, File No. 1-8809 and incorporated by reference herein)
*10.17	Consulting Agreement with H. Thomas Arthur (Filed as Exhibit 99.01 to Form 8-K dated February 3, 2005 and incorporated by reference herein)
*10.18	Description of Amendment to SCANA Corporation Executive Annual Incentive Plan (Filed on form 8-K dated February 23, 2005 and incorporated by reference herein)
12.01	Statement Re Computation of Ratios (Previously filed)
21.01	Subsidiaries of the Registrant (Incorporated by reference herein from Item I, Business Corporate Structure in this Form 10-K)
23.01	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Previously filed)
23.04	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)

24.01	Power of Attorney (Previously filed)
31.01	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously filed)
31.02	Certification of Principal Financial Officer Required by Rule 13a-14 (Previously filed)
31.07	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.08	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.02	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.07	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.08	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
99.01	Financial Statements of SCANA Corporation Stock Purchase-Savings Plan for the years ended December 31, 2004 and 2003 (Filed herewith)

*
Management Contract or Compensatory Plan or Arrangement

QuickLinks

EXPLANATORY NOTE
SIGNATURE
EXHIBIT INDEX