Form 10-Q
period 2005-03-31
SCANA CORP; PUBLIC SERVICE CO OF NORTH CAROLINA INC; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2005-05-06
CIK 754737, 81025, 91882

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005
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

        Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Registrant	Description of Common Stock	Shares Outstanding at April 30, 2005
SCANA Corporation	Without Par Value	113,504,860
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147	(a)
Public Service Company of North Carolina, Incorporated	Without Par Value	1,000	(a)

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

SCANA CORPORATION
FINANCIAL SECTION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2005	December 31, 2004
Assets
Utility Plant In Service	$8,691	$8,373
Accumulated depreciation and amortization	(2,525)	(2,315)

	6,166	6,058
Construction work in progress	174	432
Nuclear fuel, net of accumulated amortization	36	42
Acquisition adjustments	230	230

Utility Plant, Net	6,606	6,762

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $54 and $50	103	104
Assets held in trust, net—nuclear decommissioning	50	49
Investments	63	63

Nonutility Property and Investments, Net	216	216

Current Assets:
Cash and cash equivalents	329	120
Receivables, net of allowance for uncollectible accounts of $26 and $16	691	687
Receivables—affiliated companies	17	19
Inventories (at average cost):
Fuel	121	191
Materials and supplies	74	70
Emission allowances	21	9
Prepayments and other	30	53

Total Current Assets	1,283	1,149

Deferred Debits:
Environmental	17	18
Pension asset, net	290	285
Other regulatory assets	371	402
Other	160	164

Total Deferred Debits	838	869

Total	$8,943	$8,996

Millions of dollars	March 31, 2005	December 31, 2004
Capitalization and Liabilities
Shareholders' Investment:
Common equity	$2,541	$2,451
Preferred stock (Not subject to purchase or sinking funds)	106	106

Total Shareholders' Investment	2,647	2,557
Preferred Stock, net (Subject to purchase or sinking funds)	9	9
Long-Term Debt, net	3,073	3,186

Total Capitalization	5,729	5,752

Current Liabilities:
Short-term borrowings	185	211
Current portion of long-term debt	504	204
Accounts payable	260	381
Accounts payable—affiliated companies	17	18
Customer deposits	51	50
Taxes accrued	64	132
Interest accrued	56	51
Dividends declared	46	43
Other	81	100

Total Current Liabilities	1,264	1,190

Deferred Credits:
Deferred income taxes, net	848	879
Deferred investment tax credits	120	121
Asset retirement obligation—nuclear plant	126	124
Other asset retirement obligations	458	450
Postretirement benefits	144	142
Other regulatory liabilities	129	209
Other	125	129

Total Deferred Credits	1,950	2,054

Commitments and Contingencies (Note 6)	—	—

Total	$8,943	$8,996

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars, except per share amounts
	2005	2004
Operating Revenues:
Electric	$415	$380
Gas—regulated	460	426
Gas—nonregulated	391	330

Total Operating Revenues	1,266	1,136

Operating Expenses:
Fuel used in electric generation	128	95
Purchased power	7	13
Gas purchased for resale	661	577
Other operation and maintenance	158	155
Depreciation and amortization	245	63
Other taxes	39	39

Total Operating Expenses	1,238	942

Operating Income	28	194

Other Income (Expense):
Other income, including allowance for equity funds used during construction of $3 and $6	13	13
Interest charges, net of allowance for borrowed funds used during construction of $1 and $4	(54)	(50)

Total Other Expense	(41)	(37)

Income (Loss) Before Income Taxes, Earnings (Losses) from Equity Method Investments and Preferred Stock Dividends	(13)	157
Income Tax Expense (Benefit)	(179)	55

Income Before Earnings (Losses) from Equity Method Investments and Preferred Stock Dividends	166	102
Earnings (Losses) from Equity Method Investments	(63)	1

Income Before Preferred Stock Dividends	103	103
Cash Dividends on Preferred Stock of Subsidiary	2	2

Net Income	$101	$101

Basic and Diluted Earnings Per Share of Common Stock	$.89	$.91
Weighted Average Shares Outstanding (millions)	112.9	110.9

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Cash Flows From Operating Activities:
Net income	$101	$101
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	63	—
Depreciation and amortization	246	64
Amortization of nuclear fuel	6	6
Loss on sale of assets	—	1
Hedging activities	8	(3)
Allowance for funds used during construction	(4)	(10)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	(2)	4
Inventories	54	44
Prepayments and other	15	(5)
Pension asset	(4)	(4)
Other regulatory assets	13	1
Deferred income taxes, net	(37)	1
Regulatory liabilities	(131)	3
Postretirement benefits obligations	2	1
Accounts payable	(76)	(1)
Taxes accrued	(64)	(30)
Interest accrued	5	2
Changes in fuel adjustment clauses	30	42
Changes in other assets	10	4
Changes in other liabilities	(35)	(11)

Net Cash Provided From Operating Activities	200	210

Cash Flows From Investing Activities:
Utility property additions and construction expenditures, net of AFC	(135)	(169)
Nonutility property additions	(3)	(4)
Investments in affiliates	(4)	(3)

Net Cash Used For Investing Activities	(142)	(176)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	197	100
Proceeds from issuance of common stock	25	15
Repayment of debt	(2)	—
Repurchase of common stock	—	(4)
Dividends on equity securities	(43)	(40)
Short-term borrowings, net	(26)	(4)

Net Cash Provided From Financing Activities	151	67

Net Increase In Cash and Cash Equivalents	209	101
Cash and Cash Equivalents, January 1	120	117

Cash and Cash Equivalents, March 31	$329	$218

Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $1 and $4)	$50	$47
—Income taxes	30	—
Noncash Investing and Financing Activities:
Unrealized loss on securities available for sale, net of tax	—	(6)

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Net Income	$101	$101
Other Comprehensive Income (Loss), net of tax:
Unrealized losses on securities available for sale	—	(6)
Unrealized gains (losses) on hedging activities	7	(2)

Total Comprehensive Income(1)	$108	$93

(1)
Accumulated other comprehensive income (loss) totaled $3.6 million and $(3.8) million as of March 31, 2005 and December 31, 2004, respectively.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation's (SCANA, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2004. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.
Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, as of March 31, 2005 the Company has recorded approximately $388 million and $587 million of regulatory assets (including environmental) and liabilities, respectively. Information relating to regulatory assets and liabilities follows.

Millions of dollars	March 31, 2005	December 31, 2004
Accumulated deferred income taxes, net	$126	$126
Under- (over-) collections—electric fuel and gas cost adjustment clauses, net	(7)	41
Deferred purchased power costs	23	26
Deferred environmental remediation costs	17	18
Asset retirement obligation—nuclear decommissioning	50	49
Other asset retirement obligations	(458)	(450)
Deferred synthetic fuel tax benefits, net	—	(97)
Storm damage reserve	(34)	(33)
Franchise agreements	57	58
Deferred regional transmission organization costs	13	14
Other	14	19

Total	$(199)	$(229)

        Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

        Under- (over-) collections—electric fuel and gas cost adjustment clauses, net, represent amounts under- or over-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) or the North Carolina Utilities Commission (NCUC) during annual hearings.

        Deferred purchased power costs—represents costs that were necessitated by outages at two of South Carolina Electric & Gas Company (SCE&G)'s base load generating plants in winter 2000-2001. The SCPSC approved recovery of these costs in base rates over three years beginning January 2005.

        Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates. Such costs, totaling approximately $9.5 million, are expected to be fully recovered by the end of 2009. A portion of the costs incurred at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) has been recovered through rates, and management believes the remaining costs of approximately $6.4 million will be recoverable. Amounts incurred and deferred to date, net of insurance settlements, that are not currently being recovered through gas rates at PSNC Energy are approximately $1.5 million.

        Asset retirement obligation (ARO)—nuclear decommissioning represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) as required by SFAS 143, "Accounting for Asset Retirement Obligations."

        Other asset retirement obligations represent net collections through depreciation rates of estimated costs to be incurred for the future retirement of assets for which no legal retirement obligation exists.

        Deferred synthetic fuel tax benefits represented the deferral of partnership losses and other expenses offset by the tax benefits of those losses and expenses and accumulated synthetic fuel tax credits associated with SCE&G's investment in two partnerships involved in converting coal to synthetic fuel. In 2005, under an accounting plan approved by the SCPSC, any tax credits generated from synthetic fuel produced by the partnerships and consumed by SCE&G and ultimately passed through to SCE&G, net of partnership losses and other expenses, have been used to offset the capital costs of constructing the back-up dam at Lake Murray. See Note 2.

        The storm damage reserve represents an SCPSC approved reserve account for SCE&G capped at $50 million to be collected through rates. The accumulated storm damage reserve can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. For the three months ended March 31, 2005, no amounts were drawn from this reserve account.

        Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service over approximately 15 years.

        Deferred regional transmission organization costs represent costs incurred by SCE&G in the United States Federal Energy Regulatory Commission (FERC)-mandated formation of GridSouth. The project was suspended in 2002. These amounts are not earning a return, but are being amortized through cost of service rates over approximately five years beginning in January 2005.

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

        Options, all of which were granted prior to 2003, were granted with exercise prices equal to the fair market value of the Company's stock on the respective grant dates since the Plan's inception; therefore, no compensation expense has been recognized in connection with such grants. If the Company had recognized compensation expense for the issuance of options based on the fair value method described in SFAS 123, pro forma net income and earnings per share would have been as follows:

	Three Months Ended March 31,
	2005	2004
Net income—as reported (millions)	$100.8	$101.2
Net income—pro forma (millions)	$100.7	$100.9
Basic and diluted earnings per share—as reported	$.89	$.91
Basic and diluted earnings per share—pro forma	$.89	$.91

        The Company also grants other forms of equity based compensation to certain employees. The value of such awards is recognized as compensation expense under APB 25. Total expense recorded for these awards was approximately $1.9 million and $2.3 million for the three months ended March 31, 2005 and 2004, respectively.

C.
Pension and Other Postretirement Benefit Plans

        Components of net periodic benefit income or cost recorded by the Company were as follows:

			Other Postretirement Benefits
	Pension Benefits
Three months ended March 31 (Millions of dollars)
	2005	2004	2005	2004
Service cost	$3.0	$2.8	$0.9	$0.8
Interest cost	9.5	9.1	2.8	2.9
Expected return on assets	(19.1)	(17.7)	—	—
Prior service cost amortization	1.7	1.6	0.3	0.2
Transition obligation amortization	0.2	0.2	0.2	0.2
Amortization of actuarial loss	—	—	0.4	0.5

Net periodic benefit (income) cost	$(4.7)	$(4.0)	$4.6	$4.6

D.
Earnings Per Share

        Earnings per share amounts have been computed in accordance with SFAS 128, "Earnings Per Share." Under SFAS 128, basic earnings per share are computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the period, after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock. The Company has no securities that would have an antidilutive effect on earnings per share.

E.
Affiliated Transactions

        SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. SCE&G had recorded as receivables from these affiliated companies approximately $16.7 million and $18.6 million at March 31, 2005 and December 31, 2004, respectively. SCE&G had recorded as payables to these affiliated companies approximately $17.2 million and $17.8 million at March 31, 2005 and December 31, 2004, respectively. SCE&G purchased approximately $50.9 million and $38.7 million of synthetic fuel from these affiliated companies for the three months ended March 31, 2005 and 2004, respectively.

F.
New Accounting Matters

        Financial Accounting Standards Board Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," was issued in March 2005 to clarify the term "conditional asset retirement" as used in SFAS 143, "Accounting for Asset Retirement Obligations." It requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Company will adopt FIN 47 in the fourth quarter of 2005. The impact FIN 47 may have on the Company's financial position has not been determined but could be material. The Company does not expect that the initial adoption of FIN 47 will have a material impact on the Company's results of operations or cash flows.

        SFAS 123 (revised 2004), "Share-Based Payment," was issued in December 2004 and will require compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, the amount of compensation cost will be measured based on the grant-date fair value of the instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, "Accounting for Stock-Based Compensation" and supersedes APB 25, "Accounting for Stock Issued to Employees." In April 2005, the Securities and Exchange Commission delayed the date for mandatory adoption of SFAS 123(R) until the first interim or annual reporting period of the first fiscal year beginning on or after June 15, 2005. Accordingly, the Company will adopt SFAS 123(R) in the first quarter of 2006. The Company does not expect that the initial adoption of SFAS 123(R) will have a material impact on the Company's results of operations, cash flows or financial position.

G.
Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2005.

2. RATE AND OTHER REGULATORY MATTERS

  South Carolina Electric & Gas Company (SCE&G)

  Electric

        In a January 2005 order, the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 2.89%, designed to produce additional annual revenues of approximately $41.4 million based on a test year calculation. The SCPSC lowered SCE&G's return on common equity from 12.45% to an amount not to exceed 11.4%, with rates set at 10.7%. The new rates became effective in January 2005. As part of its order, the SCPSC approved SCE&G's recovery of construction and operating costs for SCE&G's new Jasper County Electric Generating Station, recovery of costs of mandatory environmental upgrades primarily related to Federal Clean Air Act regulations and, beginning in January 2005, the application of current and anticipated net synthetic fuel tax credits to offset the cost of constructing the back-up dam at Lake Murray. Under the accounting methodology approved by the SCPSC, current and future construction costs related to the Lake Murray Dam project are recorded in a special dam remediation account outside of rate base, and depreciation will be recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

        In the January 2005 order the SCPSC also approved recovery over a five-year period of SCE&G's approximately $14 million of costs incurred in the formation of the GridSouth Regional Transmission Organization and recovery through base rates over three years of approximately $25.6 million of purchased power costs that were previously deferred. As a part of its order, the SCPSC extended through 2010 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        In January 2003 the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 5.8% designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The rates and authorized return were effective for service rendered on and after February 1, 2003 until January 2005.

        SCE&G's rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G. SCE&G's cost of fuel component in effect during the period January 1, 2004 through March 31, 2005 was as follows:

Rate Per KWh	Effective Date
$.01678	January-April 2004
$.01821	May-December 2004
$.01764	January-March 2005

        On April 6, 2005 as part of the annual review of fuel costs, the SCPSC approved SCE&G's request to increase the cost of fuel component from $.01764 per KWh to $.02256 per KWh effective the first billing cycle in May 2005.

  Gas

        SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G. SCE&G's cost of gas component in effect during the period January 1, 2004 through March 31, 2005 was as follows:

Rate Per Therm	Effective Date
$.877	January-October 2004
$.903	November 2004-March 2005

        The SCPSC allows SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been recorded in deferred debits. The billing surcharge is 0.8 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2009, of the balance remaining at March 31, 2005 of $9.5 million.

        On April 26, 2005, SCE&G filed an application with the SCPSC requesting a 7.09 percent increase in retail natural gas base rates, or approximately $28 million based on an adjusted test year ended December 31, 2004. A hearing on this request is expected to be held and an order is expected to be issued in the fall of 2005. If approved, the new rates would go into effect in November 2005.

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

        PSNC Energy's benchmark cost of gas in effect during the period January 1, 2004 through March 31, 2005 was as follows:

Rate Per Therm	Effective Date
$.600	January-September 2004
$.675	October-November 2004
$.825	December 2004-January 2005
$.725	February-March 2005

        On January 21, 2005 the NCUC authorized PSNC Energy to defer for subsequent rate consideration certain expenses incurred to comply with the U. S. Department of Transportation's Pipeline Integrity Management requirements. This accounting treatment was effective November 1, 2004. As of March 31, 2005 such deferrals were not significant.

        In December 1999 the NCUC issued an order approving SCANA's acquisition of PSNC Energy. As specified in the order, PSNC Energy agreed to a moratorium on general rate increases until after August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

3. DEBT AND CREDIT FACILITIES

        In March 2005 SCANA issued $100 million in senior unsecured floating rate medium-term notes maturing in March 2008. The interest rate on the floating rate notes is reset quarterly based on three-month LIBOR plus 15 basis points. The proceeds from the sale, together with available cash, were used for the redemption on April 1, 2005 of $200 million of floating rate medium-term notes due to mature in November 2006.

        In March 2005 SCE&G issued $100 million first mortgage bonds having an annual interest rate of 5.25% and maturing March 1, 2035. The proceeds from the sale of these bonds were used for the redemption on April 1, 2005 of first mortgage bonds, 7.625% Series due April 1, 2025.

4. RETAINED EARNINGS

        The Company's Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, the Restated Articles of Incorporation of SCE&G contain provisions that, under certain circumstances, which the Company considers to be remote, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2005 approximately $49 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G's common stock.

5. FINANCIAL INSTRUMENTS

        The Company follows the guidance required by FAS 133 "Accounting for Derivative Instruments and Hedging Activities,"as amended, in accounting for derivatives, including those arising from cash flow hedges related to natural gas. The Company also utilizes swap agreements to manage interest rate risk. These transactions are more fully described in Note 9 to the consolidated financial statements in SCANA's Annual Report on Form 10-K for the year ended December 31, 2004.

        The Company recognized gains (losses) of approximately $(3) million and $2 million, net of tax, as a result of qualifying cash flow hedges whose hedged transactions occurred during the three months ended March 31, 2005 and 2004, respectively. These amounts were recorded in cost of gas. The Company estimates that most of the March 31, 2005 unrealized gain balance of $4 million, net of tax, will be reclassified from accumulated other comprehensive income (loss) to earnings in 2005 as a decrease to gas cost if market prices remain at current levels. As of March 31, 2005, all of the Company's cash flow hedges settle by their terms before the end of 2006.

        At March 31, 2005 the estimated fair value of the Company's swaps totaled $2.2 million (gain) related to combined notional amounts of $275.6 million.

6. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 10 to the consolidated financial statements appearing in SCANA's Annual Report on Form 10-K for the year ended December 31, 2004. Commitments and contingencies at March 31, 2005 include the following:

A.
Lake Murray Dam Reinforcement

        In 2001 SCE&G began construction to reinforce its Lake Murray Dam in order to comply with new federal safety standards mandated by the United States Federal Energy Regulatory Commission (FERC). Construction for the project and related activities is expected to cost approximately $275 million (excluding allowance for funds used during construction (AFC)) and be completed in the second quarter of 2005. Costs incurred through March 31, 2005 totaled approximately $251 million.

B.
Nuclear Insurance

        The Price-Anderson Indemnification Act (the Act) deals with public liability for a nuclear incident. Though the Act expired in 2003, existing licensees, such as the Company, are "grandfathered" under the Act until such time as it is renewed. The Act establishes the liability limit for third party claims associated with any nuclear incident at $10.5 billion. Each reactor licensee is currently liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $67.1 million per incident, but not more than $6.7 million per year.

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority, the one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.8 million.

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

  South Carolina Electric & Gas Company

        At SCE&G, site assessment and cleanup costs are deferred and are being recovered through rates (see Note 2). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $9.5 million at March 31, 2005. The deferral includes the estimated costs associated with the following matters.

        SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for contamination. SCE&G anticipates that the remaining remediation activities will be completed by the end of 2005, with certain monitoring and retreatment activities continuing until 2010. As of March 31, 2005, SCE&G had spent approximately $20.7 million to remediate the Calhoun Park site and expects to spend an additional $1.1 million. In addition, the National Park Service of the Department of the Interior made an initial demand for payment of approximately $9 million to SCE&G for certain costs and damages relating to this site. Any costs arising from these matters are expected to be recoverable through rates under South Carolina regulatory process.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed in 2010. As of March 31, 2005, SCE&G had spent approximately $4.1 million related to these three sites, and expects to spend an additional $3.9 million.

  Public Service Company of North Carolina, Incorporated

        PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. PSNC Energy has recorded a liability and associated regulatory asset of approximately $6.4 million, which reflects the estimated remaining liability at March 31, 2005. Amounts incurred and deferred to date, net of insurance settlements, that are not currently being recovered through gas rates are approximately $1.5 million. Management believes that all MGP cleanup costs incurred will be recoverable through gas rates.

D.
Claims and Litigation

        In 1999 an unsuccessful bidder for the purchase of certain propane gas assets of the Company filed suit against SCANA in Circuit Court, seeking unspecified damages. The suit alleged the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. On October 21, 2004, the jury issued an adverse verdict on this matter against SCANA for four causes of action for damages totaling $48 million. Post-verdict motions were heard in November 2004 and January 2005. In April 2005, post-trial motions were decided by the Court, and the plaintiff has been ordered to elect a single remedy from the multiple jury awards.

        Upon receiving the jury verdict prior to reporting results for the third quarter of 2004, it was the Company's interpretation that the damages awarded with respect to certain causes of action were overlapping and that the plaintiff would be required to elect a single remedy. Therefore, it was the Company's belief that a reasonably possible estimate of the total damages based on the amounts awarded by the jury would be in the range of $18-$36 million. As such, in accordance with generally accepted accounting principles, in the third quarter of 2004 SCANA accrued a liability of $18 million pre-tax, which was its reasonable estimate of the minimum liability that was probable if the final judgment were to be consistent with the jury verdict.

        In light of the recent election order which is consistent with the interpretation above, the Company believes its accrued liability is still reasonable. However, the Company continues to believe that the verdict was inconsistent with the facts presented and applicable law and intends to appeal any adverse judgment ultimately entered by the Circuit Court.

        The Company is also defending another claim for $2.7 million for reimbursement of legal fees and expenses under an indemnification and hold harmless agreement in the contract of sale. A bench trial on the indemnification was held on January 14, 2005. A ruling has not yet been received, but is expected during the second quarter of 2005.

        On August 21, 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and SCE&G in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. The plaintiffs are seeking damages for the alleged improper use of electric transmission and distribution easements but have not asserted a dollar amount for their claims. Specifically, the plaintiffs contend that the licensing of attachments on electric utility poles, towers and other facilities to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric transmission and distribution line rights-of-way constitutes a trespass. The Company is confident of the propriety of SCE&G's actions and intends to mount a vigorous defense. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

        On May 17, 2004, the Company was served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges the Company made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than the Company's electricity-related internal communications. The plaintiff asserts causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. The Company believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Company intends to mount a vigorous defense and believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

        A complaint was filed on October 22, 2003 against SCE&G by the State of South Carolina alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality's limits. The complaint alleged that SCE&G failed to obey, observe or comply with the lawful order of the SCPSC by charging franchise fees to those not residing within a municipality. The complaint sought restitution to all affected customers and penalties up to $5,000 for each separate violation. The State of South Carolina v. SCE&G has been settled by an agreement between the parties, and the settlement has been approved by the court. The allegations were also the subject of a purported class action lawsuit filed in December 2003, against Duke Energy Corporation, Progress Energy Services Company and SCE&G (styled as Edwards v. SCE&G), but that case has been dismissed by the Plaintiff. In addition, SCE&G filed a petition with the SCPSC on October 23, 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G's electric and gas service, to approve SCE&G's efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

        The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

7.
SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131 criteria for aggregation. All Other includes equity method investments and other nonreportable segments.

Disclosure of Reportable Segments
(Millions of dollars)

Three Months Ended March 31, 2005	External Revenue	Intersegment Revenue	Operating Income (Loss)	Net Income (Loss)	Segment Assets
Electric Operations	$415	$1	$(75)	n/a	$5,240
Gas Distribution	403	—	60	n/a	1,479
Gas Transmission	57	124	7	n/a	319
Retail Gas Marketing	239	—	n/a	$22	168
Energy Marketing	152	19	n/a	(1)	77
All Other	16	74	n/a	(63)	601
Adjustments/Eliminations	(16)	(218)	36	143	1,059

Consolidated Total	$1,266	$—	$28	$101	$8,943

Three Months Ended March 31, 2004	External Revenue	Intersegment Revenue	Operating Income (Loss)	Net Income	Segment Assets
Electric Operations	$380	$1	$96	n/a	$5,134
Gas Distribution	370	2	58	n/a	1,421
Gas Transmission	54	118	6	n/a	313
Retail Gas Marketing	218	—	n/a	$20	145
Energy Marketing	112	3	n/a	—	51
All Other	15	68	1	2	715
Adjustments/Eliminations	(13)	(192)	33	79	770

Consolidated Total	$1,136	$—	$194	$101	$8,549

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SCANA CORPORATION
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation's (SCANA, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2004.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) regulatory actions or changes in the utility and nonutility regulatory environment, (3) current and future litigation, (4) changes in the economy, especially in areas served by subsidiaries of SCANA, (5) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (6) growth opportunities for SCANA's regulated and diversified subsidiaries, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions, especially in areas served by SCANA's subsidiaries, (10) performance of SCANA's pension plan assets, (11) inflation, (12) changes in environmental regulations, (13) volatility in commodity natural gas markets and (14) the other risks and uncertainties described from time to time in SCANA's periodic reports filed with the United States Securities and Exchange Commission. SCANA disclaims any obligation to update any forward-looking statements.

Electric Operations

        On April 21, 2005, the U. S. House of Representatives passed the Energy Policy Act of 2005 (Energy Policy Act). Some key provisions of the Energy Policy Act that might impact the Company include the establishment of an electric reliability organization to enforce reliability standards for transmission systems, the restriction of standard market design (SMD) rulemaking by the Federal Energy Regulatory Commission (FERC) until 2006 and the provision for continued reservation of electric transmission capacity needed to serve native load customers. The Energy Policy Act also would repeal the Public Utility Holding Company Act of 1935, and would provide for greater regulatory oversight by other federal and state authorities. The U. S. Senate is expected to begin debate on separate energy legislation in May 2005. Differences between such legislation, if passed, and the Energy Policy Act would have to be reconciled, approved by both the House and Senate, and signed by the President before becoming law. The Company cannot predict whether the Energy Policy Act or similar legislation ultimately will be enacted, and if it is, the conditions the final legislation would impose on utilities.

Gas Distribution

        On April 26, 2005, SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a 7.09 percent increase in retail natural gas base rates, or approximately $28 million based on an adjusted test year ended December 31, 2004. A hearing on this request is expected to be held and an order is expected to be issued in the fall of 2005. If approved, the new rates would go into effect in November 2005.

        In February 2005, the Natural Gas Stabilization Act of 2005 (Stabilization Act) became law in South Carolina. The Stabilization Act allows natural gas distribution companies to request annual adjustments to rates to reflect changes in revenues and expenses and changes in investment. Such annual adjustments are subject to certain qualifying criteria and review by the SCPSC.

Gas Transmission

        In 2005, an application to merge two SCANA subsidiaries, South Carolina Pipeline Corporation and SCG Pipeline, Inc., is expected to be filed with FERC. The merger, which is subject to FERC approval, is expected to be complete in 2005 or 2006.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
AS COMPARED TO THE CORRESPONDING PERIOD IN 2004

Earnings Per Share

        Earnings per share of common stock were as follows:

	First Quarter
	2005	2004
Earnings per share	$.89	$.91

        Earnings per share decreased primarily due to increased depreciation and amortization expense of $.07 (net of income tax benefits applied based on the January 2005 SCPSC order described below), increased operations and maintenance expenses of $.02, increased interest expense of $.02 and the effects of dilution of $.02, was partially offset by favorable electric margins of $.05 and favorable gas margins of $.06. Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and other items had no effect on net income, as discussed below.

Recognition of Synthetic Fuel Tax Credits

        SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. These synthetic fuel production facilities were placed in operation in 2000 and 2001. Under an accounting plan approved by the SCPSC in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were to be deferred until the SCPSC approved their application to offset capital costs of projects required to comply with legislative or regulatory actions.

        In a January 2005 order, the SCPSC approved SCE&G's request to apply these synthetic fuel tax credits to offset the construction costs of the Lake Murray Dam project beginning in January 2005. Under the accounting methodology approved by the SCPSC, current and future construction costs related to the project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation will be recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

        The level of depreciation expense and related tax benefit recognized in the income statement will be equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account will decline as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement.

The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the first quarter of 2005 are as follows:

Factors Increasing (Decreasing) Net Income (millions)	Deferred prior to 2005	Added 1st Quarter 2005	Recognized 1st Quarter 2005
Recognized in Statement of Income:
Depreciation and amortization expense	—	$(169.7)	$(169.7)
Income tax benefits:
From synthetic fuel tax credits	$134.2	9.8	144.0
From accelerated depreciation	—	64.9	64.9
From partnership losses	22.5	1.8	24.3

Total income tax benefits	156.7	76.5	233.2
Losses from Equity Method Investments	(58.7)	(4.8)	(63.5)

Impact on Net Income			$—

Pension Income

        Pension income was recorded on the Company's financial statements as follows:

	First Quarter
Millions of dollars
	2005	2004
Income Statement Impact:
Reduction in employee benefit costs	$1.2	$1.1
Other income	3.0	2.5
Balance Sheet Impact:
Reduction in capital expenditures	0.4	0.3
Component of amount due to Summer Station co-owner	0.1	0.1

Total Pension Income	$4.7	$4.0

        For the last several years, the market value of the Company's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. Pension income for the first quarter of 2005 increased compared to the corresponding period in 2004 primarily as a result of a more favorable investment market.

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC for the three months ended March 31, 2005 decreased slightly primarily due to completion of the Jasper County Electric Generating Station in May 2004. Included in the equity portion of AFC is approximately $2.8 million, which was accrued as a result of the January 2005 SCPSC rate order related to construction costs for the back-up dam at Lake Murray.

Dividends Declared

        The Company's Board of Directors has declared the following dividends on common stock during 2005:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 17, 2005	$.39	March 10, 2005	April 1, 2005
May 5, 2005	$.39	June 10, 2005	July 1, 2005

Electric Operations

        Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company). Electric operations sales margins were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$415.3	9.3%	$379.9
Less: Fuel used in generation	127.8	34.0%	95.4
Purchased power	6.6	(48.0)%	12.7

Margin	$280.9	3.4%	$271.8

        Margin increased primarily due to increased retail electric rates that went into effect in January 2005 for a total impact of $14.4 million and customer growth and increase consumption of $1.8 million, which was partially offset by $5.4 million due to unfavorable weather and by $1.1 million related to decreased off-system sales.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy). Gas distribution sales margins (including transactions with affiliates) were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$402.8	8.4%	$371.7
Less: Gas purchased for resale	292.8	10.8%	264.2

Margin	$110.0	2.3%	$107.5

        Margin increased primarily due to customer growth and increased consumption.

Gas Transmission

        Gas Transmission is comprised of the operations of SCPC. Gas transmission sales margins (including transactions with affiliates) were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$181.0	5.1%	$172.3
Less: Gas purchased for resale	165.9	5.2%	157.7

Margin	$15.1	3.4%	$14.6

        Margin increased slightly due to higher transportation volumes.

Retail Gas Marketing

        Retail Gas Marketing is comprised of SCANA Energy, a division of SCANA Energy Marketing, Inc., which operates in Georgia's natural gas market. Retail Gas Marketing revenues and net income were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$238.8	9.7%	$217.7
Net income	$22.3	8.3%	$20.6

        Operating revenues increased primarily as a result of higher average retail prices due to higher commodity gas costs. Net income increased primarily due to customer growth and increased consumption.

Energy Marketing

        Energy Marketing is comprised of the Company's non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income (loss) were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$170.6	48.1%	$115.2
Net loss	$(0.8)	*	$(0.5)

*
Not meaningful

        Operating revenues increased primarily as a result of higher commodity prices which offset decreased volumes. Net income decreased primarily due to lower gas margins.

Other Operating Expenses

        Other operating expenses, which arose from the operating segments previously discussed, were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Other operation and maintenance	$159.0	2.9%	$154.6
Depreciation and amortization	244.8	*	62.7
Other taxes	38.2	(1.6)%	38.8

Total	$442.0	*	$256.1

*
not meaningful

        Other operation and maintenance expenses increased due to other operating costs (primarily bad debt of $2.7 million) related to increased customers in the Retail Gas Marketing segment, and due to nuclear and fossil maintenance expenses of $4.6 million, offset by decreases in winter storm expenses of $2.5 million and employee benefit expenses. Depreciation and amortization increased approximately $169.7 million due to accelerated depreciation of the back-up dam at Lake Murray (previously discussed at Recognition of Synthetic Fuel Tax Credits) and increased $6.0 million due to the completion of the Jasper County Electric Generating Station in May 2004 and $3.7 million due to normal net property changes.

Income Taxes

        Income tax expense for the quarter ended March 31, 2005 decreased by approximately $233.2 million as previously discussed at Recognition of Synthetic Fuel Tax Credits.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short-term and long-term indebtedness and sales of additional equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended March 31, 2005 was 1.91.

        Cash requirements for the Company's regulated subsidiaries arise primarily from their operational needs, funding their construction programs and payment of dividends to SCANA. The ability of the regulated subsidiaries to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend on their ability to attract the necessary financial capital on reasonable terms. Regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought. The future financial position and results of operations of the regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief, if requested.

        In a January 2005 order, the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 2.89%, designed to produce additional annual revenues of approximately $41.4 million based on a test year calculation. The SCPSC lowered SCE&G's return on common equity from 12.45% to an amount not to exceed 11.4%, with rates set at 10.7%. The new rates became effective in January 2005. As part of its order, the SCPSC approved SCE&G's recovery of construction and operating costs for SCE&G's new Jasper County Electric Generating Station, recovery of costs of mandatory environmental upgrades primarily related to Federal Clean Air Act regulations and the application of current and anticipated net synthetic fuel tax credits to offset the cost of constructing the back-up dam at Lake Murray (as previously discussed at Recognition of Synthetic Fuel Tax Credits). The SCPSC also approved recovery over a five-year period of SCE&G's approximately $14 million of costs incurred in the formation of the GridSouth Regional Transmission Organization and recovery through base rates over three years of approximately $25.6 million of purchased power costs that were previously deferred. As a part of its order, the SCPSC extended through 2010 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Net cash provided from operating activities	$200	$210
Net cash provided from financing activities	151	67
Cash and cash equivalents available at the beginning of the period	120	117
Funds used for utility property additions and construction expenditures, net of noncash allowance for funds used during construction	$(135)	$(169)
Funds used for nonutility property additions	(3)	(4)
Funds used for investments	(4)	(3)

        The Company's issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions and the Securities and Exchange Commission.

CAPITAL TRANSACTIONS

        In March 2005 SCANA issued $100 million in senior unsecured floating rate medium-term notes maturing in March 2008. The interest rate on the floating rate notes is reset quarterly based on three-month LIBOR plus 15 basis points. The proceeds from the sale, together with available cash, were used for the redemption on April 1, 2005 of $200 million of floating rate medium-term notes due to mature in November 2006.

        In March 2005 SCE&G issued $100 million first mortgage bonds having an annual interest rate of 5.25% and maturing March 1, 2035. The proceeds from the sale of these bonds were used for the redemption on April 1, 2005 of first mortgage bonds, 7.625% Series due April 1, 2025.

CAPITAL PROJECTS

        In 2001 SCE&G began construction to reinforce its Lake Murray Dam in order to comply with new federal safety standards mandated by FERC. Construction for the project and related activities is expected to cost approximately $275 million (excluding AFC) and be completed in the second quarter of 2005. Costs incurred through March 31, 2005 totaled approximately $251 million. As discussed below under Other Matters, the Company expects that substantially all of the costs of the Lake Murray Dam project will be covered by synthetic fuel tax credits.

ENVIRONMENTAL MATTERS

        In March 2005 the Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxides and sulfur dioxide emissions in order to attain mandated state levels. The Company is reviewing the final rule. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. Compliance plans and cost to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

        In March 2005 the EPA issued a final rule establishing a mercury emissions cap and trade program for coal-fired power plants that requires limits to be met in two phases, in 2010 and 2018. The Company is reviewing the final rule. Installation of additional air quality controls is likely to be required to comply with the mercury rule's emission caps. Compliance plans and costs to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

        For other information on environmental matters, see Note 6C to condensed consolidated financial statements.

OTHER MATTERS

        Synthetic Fuel

        SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. These synthetic fuel production facilities were placed in operation in 2000 and 2001. Under an accounting plan approved by the SCPSC in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were to be deferred until the SCPSC approved their application to offset capital costs of projects required to comply with legislative or regulatory actions.

        The aggregate investment in these partnerships as of March 31, 2005 is approximately $2.9 million, and through March 31, 2005, they have generated and passed through to SCE&G approximately $144.0 million in such tax credits. As previously described at Earnings Per Share, in a January 2005 order, the SCPSC approved SCE&G's request to apply these synthetic fuel tax credits to offset the construction costs of the Lake Murray Dam project beginning in January 2005. Under the accounting methodology approved by the SCPSC, current and future construction costs related to the project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation will be recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

        The level of depreciation expense and related income tax benefit recognized in the income statement will be equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account will decline as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement.

        Depreciation on the Lake Murray Dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until the balance in the dam remediation account is zero or until all of the available synfuel tax credits have been utilized. The Company expects to generate enough synthetic fuel tax credits in 2005, 2006 and 2007 to cover substantially all of the costs of the dam remediation project before the synthetic fuel tax credit program expires at the end of 2007.

        The ability to utilize the synthetic fuel tax credits is dependent on several factors, one of which is the average annual domestic wellhead price per barrel of crude oil as published by the U.S. Government. Under a phase-out provision included in the program, if the domestic wellhead reference price of oil per barrel falls below an inflation-adjusted benchmark range, all of the synthetic fuel tax credits that have been generated are available for use. If that price is above the benchmark range, none of the tax credits would be available. If that price falls within the benchmark range, a certain percentage of the credits would be available.

        The lower end of the inflation-adjusted benchmark range for 2004 was about $51 per barrel, while the upper end of that range was about $64. Since the reference price of oil for 2004 was less than $37, all of the synthetic fuel tax credits the Company had recorded and deferred through 2004 were available for use. While the benchmark price range for 2005 has been estimated at between $52 and $65 per barrel, the 2005 reference price will not be known until April 2006. During 2005 and subject to continuing review of the estimated benchmark range and reference price of oil for 2005, the Company intends to continue to record synthetic fuel tax credits as they are generated and to apply those credits quarterly to allow the recording of accelerated depreciation related to the balance in the dam remediation project account. The Company cannot predict what impact, if any, the price of oil may have on the Company's ability to earn synthetic fuel tax credits in the future.

        In order to earn these tax credits, SCANA also must be subject to a regular federal income tax liability in an amount at least equal to the credits generated in any tax year. This tax liability could be insufficient if the Company's consolidated taxable income were to be significantly reduced as the result of realizing lower income or large deductions in any tax year. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

        In March 2004, one of the partnerships, S. C. Coaltech No. 1 L.P. received a "No Change" letter from the Internal Revenue Service (IRS) related to its synthetic fuel operations for the tax year 2000. After review of testing procedures and supporting documentation and conducting an independent investigation, the IRS found that the partnership produces a qualifying fuel under section 29 of the Internal Revenue Code (IRC) and found no reason to challenge the first placed-in-service status of the facility. This letter supports the Company's position that the synthetic fuel tax credits have been properly claimed.

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

	Expected Maturity Date
As of March 31, 2005 Millions of dollars Liabilities
	2005	2006	2007	2008	2009	There- After	Total	Fair Value
Long-Term Debt:
Fixed Rate($)	193.6	174.4	68.6	158.6	143.6	2,632.8	3,371.6	3,404.5
Average Fixed Interest Rate(%)	7.39	8.50	6.96	8.12	8.21	6.20	6.58
Variable Rate($)		200.0		100.0			300.0	300.0
Average Variable Interest Rate(%)		3.24		3.11			3.20	n/a
Interest Rate Swaps:
Pay Variable/Receive Fixed($)	3.2	3.2	28.2	118.2	3.2	119.6	275.6	(2.2)
Average Pay Interest Rate(%)	5.74	5.74	6.04	4.73	5.74	4.46	4.78
Average Receive Interest Rate(%)	8.75	8.75	7.11	5.89	8.75	6.45	6.36

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

Expected Maturity:

	Futures Contracts
2005					Options Purchased Call (Long)($)
	Long ($)	Short ($)
Settlement Price(a)	7.86	7.80
Contract Amount	24.0	9.6	Strike Price(a	)	6.80
Fair Value	29.2	10.5	Contract Amount		35.9
2006
Settlement Price(a)	8.73
Contract Amount	1.3
Fair Value	1.8

(a)
Weighted average

Item 4. Controls and Procedures

        As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that as of March 31, 2005 the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

Item 1. Financial Statements

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2005	December 31, 2004
Assets
Utility Plant In Service	$7,412	$7,096
Accumulated depreciation and amortization	(2,138)	(1,934)

	5,274	5,162
Construction work in progress	157	417
Nuclear fuel, net of accumulated amortization	36	42

Utility Plant, Net	5,467	5,621

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	26	27
Assets held in trust, net—nuclear decommissioning	50	49
Investments	6	6

Nonutility Property and Investments, Net	82	82

Current Assets:
Cash and cash equivalents	17	20
Receivables, net of allowance for uncollected accounts of $1 and $1	264	267
Receivables—affiliated companies	21	19
Inventories (at average cost):
Fuel	60	35
Materials and supplies	67	64
Emission allowances	21	9
Prepayments	40	30

Total Current Assets	490	444

Deferred Debits:
Environmental	9	11
Pension asset, net	290	285
Due from affiliates—pension and postretirement benefits	23	23
Other regulatory assets	361	376
Other	135	138

Total Deferred Debits	818	833

Total	$6,857	$6,980

Millions of dollars	March 31, 2005	December 31, 2004
Capitalization and Liabilities
Shareholders' Investment:
Common equity	$2,201	$2,164
Preferred stock (Not subject to purchase or sinking funds)	106	106

Total Shareholders' Investment	2,307	2,270
Preferred Stock, net (Subject to purchase or sinking funds)	9	9
Long-Term Debt, net	1,976	1,981

Total Capitalization	4,292	4,260

Minority Interest	80	81

Current Liabilities:
Short-term borrowings	183	153
Current portion of long-term debt	298	198
Accounts payable	77	106
Accounts payable—affiliated companies	99	113
Customer deposits	27	26
Taxes accrued	30	152
Interest accrued	37	35
Dividends declared	40	38
Other	40	50

Total Current Liabilities	831	871

Deferred Credits:
Deferred income taxes, net	712	744
Deferred investment tax credits	118	119
Asset retirement obligation—nuclear plant	126	124
Other asset retirement obligations	369	363
Due to affiliates—pension and postretirement benefits	13	14
Postretirement benefits	144	142
Other regulatory liabilities	109	198
Other	63	64

Total Deferred Credits	1,654	1,768

Commitments and Contingencies (Note 5)	—	—

Total	$6,857	$6,980

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Operating Revenues:
Electric	$416	$381
Gas	157	146

Total Operating Revenues	573	527

Operating Expenses:
Fuel used in electric generation	128	95
Purchased power	7	13
Gas purchased for resale	121	111
Other operation and maintenance	108	108
Depreciation and amortization	233	52
Other taxes	35	35

Total Operating Expenses	632	414

Operating Income (Loss)	(59)	113

Other Income (Expense):
Other Income, including allowance for equity funds used during construction of $3 and $5	6	6
Interest charges, net of allowance for borrowed funds used during construction of $1 and $3	(37)	(35)

Total Other Expense	(31)	(29)

Income (Loss) Before Income Taxes, Earnings (Losses) from Equity Method Investments, Minority Interest and Preferred Stock Dividends	(90)	84
Income Tax Expense (Benefit)	(207)	29

Income Before Earnings (Losses) from Equity Method Investments, Minority Interest and Preferred Stock Dividends	117	55
Earnings (Losses) from Equity Method Investments	(64)	1
Minority Interest	(1)	(2)

Net Income	52	54
Preferred Stock Cash Dividends Declared	2	2

Earnings Available for Common Shareholder	$50	$52

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Cash Flows From Operating Activities:
Net income	$52	$54
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	64	—
Minority interest	1	2
Depreciation and amortization	233	52
Amortization of nuclear fuel	6	6
Allowance for funds used during construction	(4)	(8)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	1	27
Inventories	(40)	(4)
Prepayments	(10)	(5)
Pension asset	(5)	(4)
Other regulatory assets	14	2
Deferred income taxes, net	(47)	1
Regulatory liabilities	(133)	4
Postretirement benefits obligations	2	1
Accounts payable	(1)	(12)
Taxes accrued	(122)	(53)
Interest accrued	2	1
Changes in fuel adjustment clauses	5	32
Changes in other assets	3	(1)
Changes in other liabilities	(14)	1

Net Cash Provided From Operating Activities	7	96

Cash Flows From Investing Activities:
Utility property additions and construction expenditures, net of AFC	(117)	(150)
Nonutility property additions	—	(1)
Investments in affiliates	(4)	(3)

Net Cash Used For Investing Activities	(121)	(154)

Cash Flows From Financing Activities:
Proceeds from issuance of debt	97	100
Repayment of debt	(2)	—
Dividends on equity securities	(37)	(43)
Distribution to parent	—	(27)
Distribution from parent	23	—
Short-term borrowings, net	30	51

Net Cash Provided From Financing Activities	111	81

Net Increase (Decrease) In Cash and Cash Equivalents	(3)	23
Cash and Cash Equivalents, January 1	20	56

Cash and Cash Equivalents, March 31	$17	$79

Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $1 and $3)	$37	$35
—Income taxes	48	—

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company's (together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2004. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.
Variable Interest Entity

        Financial Accounting Standards Board Interpretation No. 46 (Revised 2003) (FIN 46), "Consolidation of Variable Interest Entities", requires an enterprise's consolidated financial statements to include entities in which the enterprise has a controlling financial interest. South Carolina Electric and Gas Company (SCE&G) has determined that it has a controlling financial interest in South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company), and accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA Corporation, the Company's parent. Accordingly, GENCO's and Fuel Company's equity and results of operations are reflected as minority interest in the Company's condensed consolidated financial statements.

        GENCO owns and operates a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO's electricity is sold solely to SCE&G under the terms of a power purchase and related operating agreement. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, fossil fuel and sulfur dioxide emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO's property (carrying value of approximately $80 million) serves as collateral for its long-term borrowings.

B.
Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, as of March 31, 2005 the Company has recorded approximately

$370 million and $478 million of regulatory assets (including environmental) and liabilities, respectively. Information relating to regulatory assets and liabilities follows.

Millions of dollars	March 31, 2005	December 31, 2004
Accumulated deferred income taxes, net	$121	$121
Under- (over-) collections—electric fuel and gas cost adjustment clauses, net	7	31
Deferred purchased power costs	23	26
Deferred environmental remediation costs	9	11
Asset retirement obligation—nuclear decommissioning	50	49
Other asset retirement obligations	(368)	(363)
Deferred synthetic fuel tax benefits, net	—	(97)
Storm damage reserve	(34)	(33)
Franchise agreements	57	58
Deferred regional transmission organization costs	13	14
Other	14	19

Total	$(108)	$(164)

        Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

        Under- (over-) collections—electric fuel and gas cost adjustment clauses, net, represent amounts under- or over-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings.

        Deferred purchased power costs—represents costs that were necessitated by outages at two of South Carolina Electric & Gas Company (SCE&G)'s base load generating plants in winter 2000-2001. The SCPSC approved recovery of these costs in base rates over three years beginning in January 2005.

        Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by SCE&G. Costs incurred by SCE&G at such sites are being recovered through rates. Such costs, totaling approximately $9.5 million, are expected to be fully recovered by the end of 2009.

        Asset retirement obligation (ARO)—nuclear decommissioning represents the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) as required by SFAS 143, "Accounting for Asset Retirement Obligations."

        Other asset retirement obligations represent net collections through depreciation rates of estimated costs to be incurred for the future retirement of assets for which no legal retirement obligation exists.

        Deferred synthetic fuel tax benefits represented the deferral of partnership losses and other expenses offset by the tax benefits of those losses and expenses and accumulated synthetic fuel tax credits associated with SCE&G's investment in two partnerships involved in converting coal to synthetic fuel. In 2005, under an accounting plan approved by the SCPSC, any tax credits generated from synthetic fuel produced by the partnerships and ultimately passed through to SCE&G, net of partnership losses and other expenses, have been used to offset the capital costs of constructing the back-up dam at Lake Murray. See Note 2.

        The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates over a period of approximately ten years. The accumulated storm damage reserve can be applied to offset incremental storm damage operations and maintenance costs in excess of $2.5 million in a calendar year. For the three months ended March 31, 2005, no amounts were drawn from this reserve account.

        Franchise agreements represent costs associated with the 30-year electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. These amounts are not earning a return, but are being amortized through cost of service rates over approximately 15 years.

        Deferred regional transmission organization costs represent costs incurred by SCE&G in the United States Federal Energy Regulatory Commission (FERC)-mandated formation of GridSouth. The project was suspended in 2002. These amounts are not earning a return, but are being amortized through cost of service rates over approximately five years beginning January 2005.

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

C.
Affiliated Transactions

        SCE&G has entered into agreements with certain affiliates to purchase all gas for resale to its distribution customers and to purchase electric energy. SCE&G purchases natural gas for resale and electric generation from South Carolina Pipeline Corporation (SCPC) and had approximately $38.3 million and $49.5 million payable to SCPC for such gas purchases at March 31, 2005 and December 31, 2004, respectively.

        SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. The Company had recorded as receivables from these affiliated companies for these investments approximately $16.7 million and $18.6 million at March 31, 2005 and December 31, 2004, respectively. SCE&G had recorded as payables to these affiliated companies approximately $17.2 million and $17.8 million at March 31, 2005 and December 31, 2004, respectively. SCE&G purchased approximately $50.9 million and $38.7 million of synthetic fuel from these affiliated companies for the three months ended March 31, 2005 and 2004, respectively.

        In the first quarter 2005, the Company purchased approximately 82 miles of gas distribution pipeline from SCPC at their net book value, which totaled approximately $4.6 million.

D.
Pension and Other Postretirement Benefit Plans

        Components of net periodic benefit income or cost recorded by the Company were as follows:

			Other Postretirement Benefits
	Pension Benefits
Three months ended March 31 (Millions of dollars)
	2005	2004	2005	2004
Service cost	$3.0	$2.8	$0.9	$0.8
Interest cost	9.5	9.1	2.8	2.9
Expected return on assets	(19.1)	(17.7)	—	—
Prior service cost amortization	1.7	1.6	0.3	0.2
Transition obligation amortization	0.2	0.2	0.2	0.2
Amortization of actuarial loss	—	—	0.4	0.5
Amount attributable to Company affiliates	(0.4)	(0.4)	(1.2)	(1.3)

Net periodic benefit (income) cost	$(5.1)	$(4.4)	$3.4	$3.3

E.
New Accounting Matters

        Financial Accounting Standards Board Interpretation (FIN) 47, "Accounting for Conditional Asset Retirement Obligations," was issued in March 2005 to clarify the term "conditional asset retirement" as used in SFAS 143, "Accounting for Asset Retirement Obligations." It requires that a liability be recognized for the fair value of a conditional asset retirement obligation when incurred, if the fair value of the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional asset retirement obligation would be factored into the measurement of the liability when sufficient information exists. This interpretation is effective no later than the end of fiscal years ending after December 15, 2005. Accordingly, the Company will adopt FIN 47 in the fourth quarter of 2005. The impact FIN 47 may have on the Company's financial position has not been determined but could be material. The Company does not expect that the initial adoption of FIN 47 will have a material impact on the Company's results of operations or cash flows.

F.
Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2005.

2. RATE AND OTHER REGULATORY MATTERS

  Electric

        In a January 2005 order, the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 2.89%, designed to produce additional annual revenues of approximately $41.4 million based on a test year calculation. The SCPSC lowered SCE&G's return on common equity from 12.45% to an amount not to exceed 11.4%, with rates set at 10.7%. The new rates became effective in January 2005. As part of its order, the SCPSC approved SCE&G's recovery of construction and operating costs for SCE&G's new Jasper County Electric Generating Station, recovery of costs of mandatory environmental upgrades primarily related to Federal Clean Air Act regulations and, beginning in January 2005, the application of current and anticipated net synthetic fuel tax credits to offset the cost of constructing the back-up dam at Lake Murray. Under the accounting methodology approved by the SCPSC, current and future construction costs related to the Lake Murray Dam project are recorded in a special dam remediation account outside of rate base, and depreciation will be recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

        In the January 2005 order the SCPSC also approved recovery over a five-year period of SCE&G's approximately $14 million of costs incurred in the formation of the GridSouth Regional Transmission Organization and recovery through base rates over three years of approximately $25.6 million of purchased power costs that were previously deferred. As a part of its order, the SCPSC extended through 2010 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        In January 2003 the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 5.8% designed to produce additional annual revenues of approximately $70.7 million based on a test year calculation. The SCPSC authorized a return on common equity of 12.45%. The rates and authorized return were effective for service rendered on and after February 1, 2003 until January 2005.

        SCE&G's rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G. SCE&G's cost of fuel component in effect during the period January 1, 2004 through March 31, 2005 was as follows:

Rate Per KWh	Effective Date
$.01678	January-April 2004
$.01821	May-December 2004
$.01764	January-March 2005

        On April 6, 2005 as part of the annual review of fuel costs, the SCPSC approved SCE&G's request to increase the cost of fuel component from $.01764 per KWh to $.02256 per KWh effective the first billing cycle in May 2005.

  Gas

        SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G. SCE&G's cost of gas component in effect during the period January 1, 2004 through March 31, 2005 was as follows:

Rate Per Therm	Effective Date
$.877	January-October 2004
$.903	November 2004-March 2005

        The SCPSC allows SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. The billing surcharge is subject to annual review and provides for the recovery of substantially all actual and projected site assessment and cleanup costs and environmental claims settlements for SCE&G's gas operations that had previously been recorded in deferred debits. The billing surcharge is 0.8 cents per therm, which is intended to provide for the recovery, prior to the end of the year 2009, of the balance remaining at March 31, 2005 of $9.5 million.

        On April 26, 2005, SCE&G filed an application with the SCPSC requesting a 7.09 percent increase in retail natural gas base rates, or approximately $28 million based on an adjusted test year ended December 31, 2004. A hearing on this request is expected to be held and an order is expected to be issued in the fall of 2005. If approved, the new rates would go into effect in November 2005.

3. DEBT AND CREDIT FACILITIES

        In March 2005 SCE&G issued $100 million first mortgage bonds having an annual interest rate of 5.25% and maturing March 1, 2035. The proceeds from the sale of these bonds were used for the redemption on April 1, 2005 of first mortgage bonds, 7.625% Series due April 1, 2025.

4. RETAINED EARNINGS

        SCE&G's Restated Articles of Incorporation contain provisions that, under certain circumstances, which SCE&G considers remote, could limit the payment of cash dividends on its common stock. In addition, with respect to hydroelectric projects, the Federal Power Act requires the appropriation of a portion of certain earnings therefrom. At March 31, 2005 approximately $49 million of retained earnings were restricted by this requirement as to payment of cash dividends on common stock.

5. COMMITMENTS AND CONTINGENCIES

        Reference is made to Note 10 to the consolidated financial statements appearing in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. Commitments and contingencies at March 31, 2005 include the following:

A.
Lake Murray Dam Reinforcement

        In 2001 SCE&G began construction to reinforce its Lake Murray Dam in order to comply with new federal safety standards mandated by the United States Federal Energy Regulatory Commission (FERC). Construction for the project and related activities is expected to cost approximately $275 million (excluding allowance for funds used during construction (AFC)) and be completed in the second quarter of 2005. Costs incurred through March 31, 2005 totaled approximately $251 million.

B.
Nuclear Insurance

        The Price-Anderson Indemnification Act (the Act) deals with public liability for a nuclear incident. Though the Act expired in 2003, existing licensees, such as the Company, are "grandfathered" under the Act until such time as it is renewed. The Act establishes the liability limit for third party claims associated with any nuclear incident at $10.5 billion. Each reactor licensee is currently liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $10 million of the liability per reactor would be assessed per year. SCE&G's maximum assessment, based on its two-thirds ownership of Summer Station, would be approximately $67.1 million per incident, but not more than $6.7 million per year.

        SCE&G currently maintains policies (for itself and on behalf of the South Carolina Public Service Authority, the one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $15.8 million.

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

        At SCE&G, site assessment and cleanup costs are deferred and are being recovered through rates (see Note 2). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $9.5 million at March 31, 2005. The deferral includes the estimated costs associated with the following matters.

        SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. The site is currently being remediated for contamination. SCE&G anticipates that the remaining remediation activities will be completed by the end of 2005, with certain monitoring and retreatment activities continuing until 2010. As of March 31, 2005, SCE&G had spent approximately $20.7 million to remediate the Calhoun Park site and expects to spend an additional $1.1 million. In addition, the Department of the Interior made an initial demand for payment of approximately $9 million to SCE&G for certain costs and damages relating to this site. Any costs arising from these matters are expected to be recoverable through rates under South Carolina regulatory process.

        SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed in 2010. As of March 31, 2005, SCE&G had spent approximately $4.1 million related to these three sites, and expects to spend an additional $3.9 million.

D.
Claims and Litigation

        On August 21, 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and SCE&G in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. The plaintiffs are seeking damages for the alleged improper use of electric transmission and distribution easements but have not asserted a dollar amount for their claims. Specifically, the plaintiffs contend that the licensing of attachments on electric utility poles, towers and other facilities to non-utility third parties or telecommunication companies for other than the electric utilities' internal use along the electric transmission and distribution line rights-of-way constitutes a trespass. SCE&G is confident of the propriety of its actions and intends to mount a vigorous defense. SCE&G further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

        On May 17, 2004, SCE&G was served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G's electricity-related internal communications. The plaintiff asserts causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCE&G believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way. SCE&G intends to mount a vigorous defense and believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

        A complaint was filed on October 22, 2003 against SCE&G by the State of South Carolina alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality's limits. The complaint alleged that SCE&G failed to obey, observe or comply with the lawful order of the SCPSC by charging franchise fees to those not residing within a municipality. The complaint sought restitution to all affected customers and penalties up to $5,000 for each separate violation. The State of South Carolina v. SCE&G has been settled by an agreement between the parties, and the settlement has been approved by the court. The allegations were also the subject of a purported class action lawsuit filed in December 2003, against Duke Energy Corporation, Progress Energy Services Company and SCE&G (styled as Edwards v. SCE&G), but that case has been dismissed by the Plaintiff. In addition, SCE&G filed a petition with the SCPSC on October 23, 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G's electric and gas service, to approve SCE&G's efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

        The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

6. SEGMENT OF BUSINESS INFORMATION

        The Company's reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Intersegment revenues were not significant. All Other includes equity method investments.

Disclosure of Reportable Segments
(Millions of Dollars)

Three Months Ended March 31,	2005				2004
	External Revenue	Operating Income (Loss)	Net Income (Loss)	Segment Assets	External Revenue	Operating Income (Loss)	Net Income (Loss)	Segment Assets
Electric Operations	$416	$(75)	n/a	$5,240	$381	$97	n/a	$5,080
Gas Distribution	157	17	n/a	359	146	16	n/a	325
All Other	—	—	$(64)	3	—	—	$1	3
Adjustments/Eliminations	—	(1)	114	1,255	—	—	51	1,256

Consolidated Total	$573	$(59)	$50	$6,857	$527	$113	$52	$6,664

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

SOUTH CAROLINA ELECTRIC & GAS COMPANY
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company's (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2004.

        Statements included in this discussion and analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) regulatory actions or changes in the utility regulatory environment, (3) current and future litigation, (4) changes in the economy, especially in SCE&G's service territory, (5) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (6) growth opportunities, (7) the results of financing efforts, (8) changes in the Company's accounting policies, (9) weather conditions, especially in areas served by SCE&G, (10) performance of SCANA Corporation's (SCANA) pension plan assets and the impact on SCE&G's results of operations, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in SCE&G's periodic reports filed with the United States Securities and Exchange Commission. The Company disclaims any obligation to update any forward-looking statements.

Electric Operations

        On April 21, 2005, the U.S. House of Representatives passed the Energy Policy Act of 2005 (Energy Policy Act). Some key provisions of the Energy Policy Act that might impact the Company include the establishment of an electric reliability organization to enforce reliability standards for transmission systems, the restriction of standard market design (SMD) rulemaking by the Federal Energy Regulatory Commission (FERC) until 2006 and the provision for continued reservation of electric transmission capacity needed to serve native load customers. The Energy Policy Act also would repeal the Public Utility Holding Company Act of 1935, and would provide for greater regulatory oversight by other federal and state authorities. The U.S. Senate is expected to begin debate on separate energy legislation in May 2005. Differences between such legislation, if passed, and the Energy Policy Act would have to be reconciled, approved by both the House and Senate, and signed by the President before becoming law. The Company cannot predict whether the Energy Policy Act or similar legislation ultimately will be enacted, and if it is, the conditions the final legislation would impose on utilities.

Gas Distribution

        On April 26, 2005, SCE&G filed an application with the Public Service Commission of South Carolina (SCPSC) requesting a 7.09 percent increase in retail natural gas base rates, or approximately $28 million based on an adjusted test year ended December 31, 2004. A hearing on this request is expected to be held and an order is expected to be issued in the fall of 2005. If approved, the new rates would go into effect in November 2005.

        In February 2005, the Natural Gas Stabilization Act of 2005 (Stabilization Act) became law in South Carolina. The Stabilization Act allows natural gas distribution companies to request annual adjustments to rates to reflect changes in revenues and expenses and changes in investment. Such annual adjustments are subject to certain qualifying criteria and review by the SCPSC.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2005
AS COMPARED TO THE CORRESPONDING PERIODS IN 2004

Net Income

        Net income was as follows:

	First Quarter
Millions of dollars
	2005	2004
Net income	$52.1	$53.8

        Net income decreased by approximately $4.4 million due to higher depreciation and operating expenses related to the Jasper County Electric Generating Station, by $3.3 million due to milder weather and by $2.6 million due to other operating expenses. These decreases were partially offset by approximately $8.9 million from increased retail electric rates that went into effect in January 2005. Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and other items had no effect on net income, as discussed below.

Recognition of Synthetic Fuel Tax Credits

        SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. These synthetic fuel production facilities were placed in operation in 2000 and 2001. Under an accounting plan approved by the SCPSC in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were to be deferred until the SCPSC approved their application to offset capital costs of projects required to comply with legislative or regulatory actions.

        In a January 2005 order, the SCPSC approved SCE&G's request to apply these synthetic fuel tax credits to offset the construction costs of the Lake Murray Dam project beginning in January 2005. Under the accounting methodology approved by the SCPSC, current and future construction costs related to the project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation will be recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

        The level of depreciation expense and related tax benefit recognized in the income statement will be equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account will decline as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement.

The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the first quarter of 2005 are as follows:

Factors Increasing (Decreasing) Net Income (millions)	Deferred prior to 2005	Added 1st Quarter 2005	Recognized 1st Quarter 2005
Recognized in Statement of Income:
Depreciation and amortization expense	—	$(169.7)	$(169.7)
Income tax benefits:
From synthetic fuel tax credits	$134.2	9.8	144.0
From accelerated depreciation	—	64.9	64.9
From partnership losses	22.5	1.8	24.3

Total income tax benefits	156.7	76.5	233.2
Losses from Equity Method Investments	(58.7)	(4.8)	(63.5)

Impact on Net Income			$—

Pension Income

        Pension income was recorded on the Company's financial statements as follows:

	First Quarter
Millions of dollars
	2005	2004
Income Statement Impact:
Reduction in employee benefit costs	$1.5	$1.4
Other income	3.1	2.5
Balance Sheet Impact:
Reduction in capital expenditures	0.4	0.4
Component of amount due to Summer Station co-owner	0.1	0.1

Total Pension Income	$5.1	$4.4

        For the last several years, the market value of SCANA's retirement plan (pension) assets has exceeded the total actuarial present value of accumulated plan benefits. The Company's portion of SCANA's pension income for the first quarter of 2005 increased compared to the corresponding period in 2004 primarily as a result of a more favorable investment market.

Allowance for Funds Used During Construction (AFC)

        AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC for the three months ended March 31, 2005 decreased slightly primarily due to completion of the Jasper County Electric Generating Station in May 2004. Included in the equity portion of AFC is approximately $2.8 million, which was accrued as a result of the January 2005 SCPSC rate order related to the back-up dam at Lake Murray.

Dividends Declared

        SCE&G's Board of Directors has declared the following dividends on common stock held by SCANA during 2005:

Declaration Date	Amount	Quarter Ended	Payment Date
February 17, 2005	$38.0 million	March 31, 2005	April 1, 2005
May 5, 2005	$38.0 million	June 30, 2005	July 1, 2005

Electric Operations

        Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. and South Carolina Fuel Company, Inc. Electric operations sales margins were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$416.2	9.2%	$381.1
Less: Fuel used in generation	127.7	33.9%	95.4
Purchased power	6.6	(48.0)%	12.7

Margin	$281.9	3.3%	$273.0

        Margin increased primarily due to increased retail electric rates that went into effect in January 2005 for a total impact of $14.4 million and customer growth and increase consumption of $1.8 million, which was partially offset by $5.4 million due to unfavorable weather and by $1.1 million related to decreased off-system sales.

Gas Distribution

        Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margins (including transactions with affiliates) were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Operating revenues	$156.9	7.7%	$145.7
Less: Gas purchased for resale	120.7	8.9%	110.8

Margin	$36.2	3.7%	$34.9

        Margin increased primarily due to customer growth.

Other Operating Expenses

        Other operating expenses were as follows:

Millions of dollars	2005	First Quarter % Change	2004
Other operation and maintenance	$108.5	(0.2)%	$108.7
Depreciation and amortization	233.5	*	51.9
Other taxes	34.9	(0.3)%	35.0

Total	$376.9	*	$195.6

*
Not meaningful

        Other operation and maintenance expenses decreased slightly. Increased nuclear and fossil maintenance expenses of $4.6 million were offset by decreases in winter storm expenses of $2.5 million and employee benefit plan expenses. Depreciation and amortization increased approximately $169.7 million due to accelerated depreciation of the back-up dam at Lake Murray (previously explained at Recognition of Synthetic Fuel Tax Credits) and increased $6.0 million due to the completion of the Jasper County Electric Generating Station in May 2004 and $3.7 million due to normal net property changes.

Interest Expense

        Interest expense for the quarter increased primarily due to reduced AFC of $2.6 million which was partially offset by lower interest rates and reduced long-term debt.

Income Taxes

        Income tax expense for the quarter decreased by approximately $233.2 million as previously described at Recognition of Synthetic Fuel Tax Credits, and due to changes in operating income.

LIQUIDITY AND CAPITAL RESOURCES

        The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company's ratio of earnings to fixed charges for the 12 months ended March 31, 2005 was 3.19.

        The Company's cash requirements arise primarily from its operational needs, funding its construction programs and payment of dividends to SCANA. The ability of the Company to replace existing plant investment, as well as to expand to meet future demand for electricity and gas, will depend upon its ability to attract the necessary financial capital on reasonable terms. SCE&G recovers the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and SCE&G continues its ongoing construction program, SCE&G expects to seek increases in rates. The

        Company's future financial position and results of operations will be affected by SCE&G's ability to obtain adequate and timely rate and other regulatory relief, if requested.

        In a January 2005 order the SCPSC granted SCE&G a composite increase in retail electric rates of approximately 2.89%, designed to produce additional annual revenues of approximately $41.4 million based on a test year calculation. The SCPSC lowered SCE&G's return on common equity from 12.45% to an amount not to exceed 11.4%, with rates to be set at 10.7%. The new rates became effective in January 2005. As part of its order, the SCPSC approved SCE&G's recovery of construction and operating costs for SCE&G's new Jasper County Electric Generating Station, recovery of costs of mandatory environmental upgrades primarily related to Federal Clean Air Act regulations and the application of current and anticipated net synthetic fuel tax credits to offset the cost of constructing the back-up dam at Lake Murray (as previously discussed in Recognition of Synthetic Fuel Tax Credits). The SCPSC also approved recovery over a five-year period of SCE&G's approximately $14 million of costs incurred in the formation of the GridSouth Regional Transmission Organization and recovery through base rates over three years of approximately $25.6 million of purchased power costs that were previously deferred. As a part of its order, the SCPSC extended through 2010 its approval of the accelerated capital recovery plan for SCE&G's Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station in excess of amounts that would be recorded based upon currently approved depreciation rates, not to exceed $36 million annually, without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the following year.

        The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the three months ended March 31, 2005 and 2004:

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Net cash provided from operating activities	$7	$96
Net cash provided from financing activities	111	81
Cash and cash equivalents available at the beginning of the period	20	56
Funds used for utility property additions and construction expenditures, net of noncash allowance for funds used during construction	$(117)	$(150)
Funds used for nonutility property additions	—	(1)
Funds used for investments	(4)	(3)

        The Company's issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including state public service commissions and the Securities and Exchange Commission.

CAPITAL TRANSACTIONS

        In March 2005 SCE&G issued $100 million first mortgage bonds having an annual interest rate of 5.25% and maturing March 1, 2035. The proceeds from the sale of these bonds were used for the redemption on April 1, 2005 of first mortgage bonds, 7.625% Series due April 1, 2025.

CAPITAL PROJECTS

        In 2001 SCE&G began construction to reinforce its Lake Murray Dam in order to comply with new federal safety standards mandated by FERC. Construction for the project and related activities is expected to cost approximately $275 million (excluding AFC) and be completed in the second quarter of 2005. Costs incurred through March 31, 2005 totaled approximately $251 million. As discussed below under Other Matters, the Company expects that substantially all of the costs of the Lake Murray Dam project will be covered by synthetic fuel tax credits.

ENVIRONMENTAL MATTERS

        In March 2005 the Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires 28 states and the District of Columbia, including South Carolina, to reduce nitrogen oxides and sulfur dioxide emissions in order to attain mandated state levels. The Company is reviewing the final rule. Installation of additional air quality controls is likely to be needed to meet the CAIR requirements. Compliance plans and cost to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

        In March 2005 the EPA issued a final rule establishing a mercury emissions cap and trade program for coal-fired power plants that requires limits to be met in two phases, in 2010 and 2018. The Company is reviewing the final rule. Installation of additional air quality controls is likely to be required to comply with the mercury rule's emission caps. Compliance plans and costs to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

        For other information on environmental matters, see Note 5C to condensed consolidated financial statements.

OTHER MATTERS

Synthetic Fuel

        SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. These synthetic fuel production facilities were placed in operation in 2000 and 2001. Under an accounting plan approved by the SCPSC in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were to be deferred until the SCPSC approved their application to offset capital costs of projects required to comply with legislative or regulatory actions.

        The aggregate investment in these partnerships as of March 31, 2005 is approximately $2.9 million, and through March 31, 2005, they have generated and passed through to SCE&G approximately $144.0 million in such tax credits. As previously described at Net Income, in a January 2005 order, the SCPSC approved SCE&G's request to apply these synthetic fuel tax credits to offset the construction costs of the Lake Murray Dam project beginning in January 2005. Under the accounting methodology approved by the SCPSC, current and future construction costs related to the project are recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation will be recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

        The level of depreciation expense and related income tax benefit recognized in the income statement will be equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account will decline as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement.

        Depreciation on the Lake Murray Dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until the balance in the dam remediation account is zero or until all of the available synfuel tax credits have been utilized. The Company expects to generate enough synthetic fuel tax credits in 2005, 2006 and 2007 to cover substantially all of the costs of the dam remediation project before the synthetic fuel tax credit program expires at the end of 2007.

        The ability to utilize the synthetic fuel tax credits is dependent on several factors, one of which is the average annual domestic wellhead price per barrel of crude oil as published by the U.S. Government. Under a phase-out provision included in the program, if the domestic wellhead reference price of oil per barrel falls below an inflation-adjusted benchmark range, all of the synthetic fuel tax credits that have been generated are available for use. If that price is above the benchmark range, none of the tax credits would be available. If that price falls within the benchmark range, a certain percentage of the credits would be available.

        The lower end of the inflation-adjusted benchmark range for 2004 was about $51 per barrel while the upper end of that range was about $64. Since the reference price of oil for 2004 was less than $37, all of the synthetic fuel tax credits the Company had recorded and deferred through 2004 were available for use. While the benchmark price range for 2005 has been estimated at between $52 and $65 per barrel, the 2005 reference price will not be known until April 2006. During 2005 and subject to continuing review of the estimated benchmark range and reference price of oil for 2005, the Company intends to continue to record synthetic fuel tax credits as they are generated and to apply those credits quarterly to allow the recording of accelerated depreciation related to the balance in the dam remediation project account. The Company cannot predict what impact, if any, the price of oil may have on the Company's ability to earn synthetic fuel tax credits in the future.

        In order to earn these tax credits, SCANA also must be subject to a regular federal income tax liability in an amount at least equal to the credits generated in any tax year. This tax liability could be insufficient if SCANA's consolidated taxable income were to be significantly reduced as the result of realizing lower income or large deductions in any tax year. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

        In March 2004, one of the partnerships, S. C. Coaltech No. 1 L.P. received a "No Change" letter from the Internal Revenue Service (IRS) related to its synthetic fuel operations for the tax year 2000. After review of testing procedures and supporting documentation and conducting an independent investigation, the IRS found that the partnership produces a qualifying fuel under section 29 of the Internal Revenue Code (IRC) and found no reason to challenge the first placed-in-service status of the facility. This letter supports the Company's position that the synthetic fuel tax credits have been properly claimed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

        All financial instruments held by the Company described below are held for purposes other than trading.

        Interest rate risk—The table below provides information about long-term debt issued by SCE&G which is sensitive to changes in interest rates. For debt obligations the table presents principal cash flows and related weighted average interest rates by expected maturity dates. Fair values for debt represent quoted market prices.

	As of March 31, 2005 Millions of dollars Expected Maturity Date
Liabilities	2005	2006	2007	2008	2009	There- after	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	189.2	169.9	39.2	39.2	139.2	1,818.2	2,394.9	2,285.7
Average Interest Rate (%)	7.37	8.51	6.86	6.86	6.33	5.98	6.32	n/a

        While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

Item 4. Controls and Procedures

        As of March 31, 2005 an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that as of March 31, 2005 the Company's disclosure controls and procedures were effective. There has been no change in the Company's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect the Company's internal control over financial reporting.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
FINANCIAL SECTION

Public Service Company of North Carolina, Incorporated meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and therefore is filing this form with the reduced disclosure format allowed under General Instruction H(2).

Item 1. Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2005	December 31, 2004
Assets
Gas Utility Plant	$958	$947
Accumulated depreciation	(268)	(262)
Acquisition adjustment	210	210

Gas Utility Plant, Net	900	895

Nonutility Property and Investments, Net	27	27

Current Assets:
Cash and cash equivalents	18	1
Restricted cash and temporary investments	—	8
Receivables, net of allowance for uncollectible accounts of $3 and $2	124	128
Receivables-affiliated companies	10	7
Inventories (at average cost):
Stored gas	29	70
Materials and supplies	6	5
Prepayments	1	2
Deferred income taxes, net	4	4
Other	1	1

Total Current Assets	193	226

Deferred Debits:
Due from affiliate-pension asset	12	12
Regulatory assets	10	27
Other	6	4

Total Deferred Debits	28	43

Total	$1,148	$1,191

Millions of dollars	March 31, 2005	December 31, 2004
Capitalization and Liabilities
Capitalization:
Common equity	$534	$513
Long-term debt, net	273	274

Total Capitalization	807	787

Current Liabilities:
Short-term borrowings	3	58
Current portion of long-term debt	3	3
Accounts payable	47	66
Accounts payable-affiliated companies	4	8
Customer deposits	9	8
Taxes accrued	18	4
Interest accrued	4	6
Distributions/dividends declared	4	4
Other	6	17

Total Current Liabilities	98	174

Deferred Credits:
Deferred income taxes, net	105	105
Deferred investment tax credits	1	1
Due to affiliate-postretirement benefits	19	19
Other regulatory liabilities	19	10
Asset retirement obligations	86	84
Other	13	11

Total Deferred Credits	243	230

Commitments and Contingencies (Note 5)	—	—

Total	$1,148	$1,191

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Operating Revenues	$246	$226
Cost of Gas	172	153

Gross Margin	74	73

Operating Expenses:
Operation and maintenance	20	20
Depreciation and amortization	9	9
Other taxes	2	2

Total Operating Expenses	31	31

Operating Income	43	42
Other Income, Including Allowance for Equity Funds Used During Construction	1	—
Interest Charges, Net of Allowance for Borrowed Funds Used During Construction	(5)	(5)

Income Before Income Tax Expense and Earnings from Equity Method Investments	39	37
Income Tax Expense	16	14

Income Before Earnings from Equity Method Investments	23	23
Earnings from Equity Method Investments	1	—

Net Income	$24	$23

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars
	2005	2004
Cash Flows From Operating Activities:
Net income	$24	$23
Adjustments to reconcile net income to net cash provided from operating activities:
Excess distributions, net of earnings from equity method investments	1	—
Depreciation and amortization	9	9
Loss on sale of assets	—	1
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	1	18
Inventories	40	30
Regulatory liabilities	1	1
Accounts payable	(22)	(9)
Deferred income taxes, net	—	(1)
Taxes accrued	14	15
Changes in gas adjustment clauses	25	7
Changes in other assets and liabilities	(3)	(6)

Net Cash Provided From Operating Activities	90	88

Cash Flows From Investing Activities:
Construction expenditures, net of AFC	(13)	(14)
Nonutility and other	(1)	—

Net Cash Used For Investing Activities	(14)	(14)

Cash Flows From Financing Activities:
Short-term borrowings, net	(55)	(55)
Distributions/dividends	(4)	(4)

Net Cash Used For Financing Activities	(59)	(59)

Net Increase In Cash and Cash Equivalents	17	15
Cash and Cash Equivalents, January 1	1	18

Cash and Cash Equivalents, March 31	$18	$33

Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $0.1 and $0.2)	$7	$7
—Income taxes	2	—

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2005
(Unaudited)

        The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated's (together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2004. These are interim financial statements, and due to the seasonality of the Company's business, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.
Basis of Accounting

        The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, "Accounting for the Effects of Certain Types of Regulation." SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, as of March 31, 2005 the Company has recorded approximately $10 million and $105 million of regulatory assets (including environmental) and liabilities, respectively. Information relating to regulatory assets and liabilities follows.

Millions of dollars	March 31, 2005	December 31, 2004
Excess deferred income taxes	$(2)	$(1)
Under- (over-) collections-gas cost adjustment clause, net	(15)	10
Deferred environmental remediation costs	8	8
Asset retirement obligations	(86)	(84)

Total	$(95)	$(67)

        Excess deferred income taxes represent deferred income taxes recorded in prior years at a rate higher than the current statutory rate. Pursuant to a North Carolina Utilities Commission (NCUC) order, the Company is required to refund these amounts to customers through a rate decrement.

        Under- (over-) collections-gas cost adjustment clause, net represents amounts under- or over-collected from customers pursuant to the Company's Rider D mechanism approved by the NCUC. This mechanism allows the Company to recover all prudently incurred gas costs.

        Deferred environmental remediation costs represent costs associated with the assessment and cleanup of manufactured gas plant (MGP) sites currently or formerly owned by the Company. A portion of the costs incurred has been recovered through rates. Amounts incurred and deferred, net of insurance settlements, that are not currently being recovered through rates are approximately $1.5 million. Management believes that these costs and the remaining costs of approximately $6.4 million will be recoverable.

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

B.
Total Comprehensive Income

        Total comprehensive income was not significantly different from net income for any period reported. Accumulated other comprehensive income (loss) of the Company totaled $(0.5) million and $(0.7) million as of March 31, 2005 and December 31, 2004, respectively.

C.
Reclassifications

        Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2005.

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

        The Company's benchmark cost of gas in effect during the period January 1, 2004 through March 31, 2005 was as follows:

Rate Per Therm	Effective Date
$.600	January-September 2004
$.675	October-November 2004
$.825	December 2004-January 2005
$.725	February-March 2005

        In March 2005 the Company refunded approximately $7.7 million in pipeline supplier refunds by a direct bill credit to various customers. This refund resulted in a reduction in restricted cash and the associated current liability.

        On January 21, 2005 the NCUC authorized the Company to defer for subsequent rate consideration certain expenses incurred to comply with the U. S. Department of Transportation's Pipeline Integrity Management requirements. This accounting treatment was effective November 1, 2004. As of March 31, 2005 such deferrals were not significant.

        In December 1999 the NCUC issued an order approving SCANA Corporation's acquisition of the Company. As specified in the order, the Company agreed to a moratorium on general rate increases until after August 2005. General rate relief can be obtained during this period to recover costs associated with material adverse governmental actions and force majeure events.

3.
FINANCIAL INSTRUMENTS

        The Company follows the guidance required by SFAS 133 "Accounting for Derivative Instruments and Hedging Activities,"as amended, in accounting for derivatives, including those arising from cash flow hedges related to natural gas. The Company also utilizes swap agreements to manage interest rate risk.

These transactions are more fully described in Note 7 to the consolidated financial statements in the Company's 2004 Annual Report on Form 10-K.

        The Company utilizes hedging activities for natural gas purchases. Transaction fees and any realized gains or losses are recorded in deferred accounts for subsequent rate consideration. As of March 31, 2005 the Company had deferred net costs of approximately $2.3 million.

        The Company also utilizes swap agreements to manage interest rate risk. At March 31, 2005 the estimated fair value of the Company's swaps totaled $0.8 million (gain) related to combined notional amounts of $25.6 million.

4.
LONG-TERM DEBT

        The Company had unused lines of credit of $125 million under a five-year revolving committed credit facility that expires in 2009.

5.
COMMITMENTS AND CONTINGENCIES

        The Company is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. The Company's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. The Company has recorded a liability and associated regulatory asset of approximately $6.4 million, which reflects its estimated remaining liability at March 31, 2005. Amounts incurred and deferred to date, net of insurance settlements, that are not currently being recovered through gas rates are approximately $1.5 million. Management believes that all MGP cleanup costs will be recoverable through gas rates.

6.
SEGMENT OF BUSINESS INFORMATION

        Gas Distribution is the Company's only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues were not significant. All Other includes equity method investments.

Disclosure of Reportable Segments
(Millions of dollars)

Three Months Ended March 31,	2005				2004
	External Revenue	Operating Income (Loss)	Net Income	Segment Assets	External Revenue	Operating Income (Loss)	Net Income (Loss)	Segment Assets
Gas Distribution	$246	$43	$23	$1,055	$226	$42	$23	$1,039
All Other	—	n/a	1	27	—	n/a	—	28
Adjustments/Eliminations	—	—	—	66	—	—	—	59

Consolidated Total	$246	$43	$24	$1,148	$226	$42	$23	$1,126

Item 2. Management's Narrative Analysis of Results of Operations.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with Management's Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated's (together with its consolidated subsidiaries, PSNC Energy) Annual Report on Form 10-K for the year ended December 31, 2004.

        Statements included in this narrative analysis (or elsewhere in this quarterly report) which are not statements of historical fact are intended to be, and are hereby identified as, "forward-looking statements" for purposes of the safe harbor provided by Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following: (1) that the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment, (2) regulatory actions or changes in the utility regulatory environment, (3) current and future litigation, (4) changes in the economy, especially in PSNC Energy's service territory, (5) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets, (6) growth opportunities, (7) the results of financing efforts, (8) changes in PSNC Energy's accounting policies, (9) weather conditions, especially in areas served by PSNC Energy, (10) performance of SCANA Corporation's (SCANA) pension plan assets and the impact on PSNC Energy's results of operations, (11) inflation, (12) changes in environmental regulations and (13) the other risks and uncertainties described from time to time in PSNC Energy's periodic reports filed with the United States Securities and Exchange Commission. PSNC Energy disclaims any obligation to update any forward-looking statements.

Net Income and Distributions/Dividends

        Net income for the three months ended March 31, 2005 increased $1.6 million compared to the same period in 2004, primarily due to increased margin.

        The nature of PSNC Energy's business is seasonal. The quarters ending March 31 and December 31 are generally PSNC Energy's most profitable quarters due to increased demand for natural gas related to space heating requirements.

        PSNC Energy's Board of Directors has authorized the following distributions/dividends on common stock held by SCANA during 2005:

Declaration Date	Amount	Quarter Ended	Payment Date
February 17, 2005	$3.5 million	March 31, 2005	April 1, 2005
May 5, 2005	$3.5 million	June 30, 2005	July 1, 2005

Gas Distribution

        Gas distribution is comprised of the local distribution operations of PSNC Energy. Changes in the gas distribution sales margins were as follows:

	Three Months Ended March 31,
Millions of dollars
	2005	Change	2004
Operating revenues	$245.9	8.8%	$226.0
Less: Gas purchased for resale	172.1	12.2%	153.4

Margin	$73.8	1.7%	$72.6

        Gas distribution sales margin for the three months ended March 31, 2005 increased by approximately $2.5 million primarily due to customer growth and increased consumption, partially offset by approximately $0.9 million due to milder weather.

Other Income

        Other income in 2005 improved primarily due to the recognition of a $1.0 million loss in 2004 on the sale of PSNC Energy's former corporate headquarters.

Income Taxes

        Income taxes changed primarily as a result of changes in operating and other income.

Capital Expansion Program and Liquidity Matters

        PSNC Energy's capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC Energy's 2005 construction budget is approximately $58 million, compared to actual construction expenditures through March 31, 2005 of $11.8 million. PSNC Energy's ratio of earnings to fixed charges for the 12 months ended March 31, 2005 was 2.93.

        At March 31, 2005 PSNC Energy had $2.5 million in outstanding short-term borrowings at a weighted average interest rate of 2.78%. PSNC Energy also had unused lines of credit of $125 million under a five-year revolving credit facility that expires in 2009.

Item 4. Controls and Procedures

        As of March 31, 2005 an evaluation was performed under the supervision and with the participation of PSNC Energy's management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of PSNC Energy's disclosure controls and procedures. Based on that evaluation, PSNC Energy's management, including the CEO and CFO, concluded that as of March 31, 2005 PSNC Energy's disclosure controls and procedures were effective. There has been no change in PSNC Energy's internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected or is reasonably likely to materially affect PSNC Energy's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        A complaint was filed on October 22, 2003 against South Carolina Electric & Gas Company (SCE&G) by the State of South Carolina alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality's limits. The complaint alleged that SCE&G failed to obey, observe or comply with the lawful order of the SCPSC by charging franchise fees to those not residing within a municipality. The complaint sought restitution to all affected customers and penalties up to $5,000 for each separate violation. The State of South Carolina v. SCE&G has been settled by an agreement between the parties, and the settlement has been approved by the court. The allegations were also the subject of a purported class action lawsuit filed in December 2003, against Duke Energy Corporation, Progress Energy Services Company and SCE&G (styled as Edwards v. SCE&G), but that case has been dismissed by the Plaintiff. In addition, SCE&G filed a petition with the SCPSC on October 23, 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G's electric and gas service, to approve SCE&G's efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

        In 1999 an unsuccessful bidder for the purchase of certain propane gas assets of the subsidiaries of SCANA Corporation (SCANA) filed suit against SCANA in Circuit Court, seeking unspecified damages. The suit alleged the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. On October 21, 2004, the jury issued an adverse verdict on this matter against SCANA for four causes of action for damages totaling $48 million. Post-verdict motions were heard in November 2004 and January 2005. In April 2005, post-trial motions were decided by the Court, and the plaintiff has been ordered to elect a single remedy from the multiple jury awards.

        Upon receiving the jury verdict prior to reporting results for the third quarter of 2004, it was SCANA's interpretation that the damages awarded with respect to certain causes of action were overlapping and that the plaintiff would be required to elect a single remedy. Therefore, it was SCANA's belief that a reasonably possible estimate of the total damages based on the amounts awarded by the jury would be in the range of $18-$36 million. As such, in accordance with generally accepted accounting principles, in the third quarter of 2004 SCANA accrued a liability of $18 million pre-tax, which was its reasonable estimate of the minimum liability that was probable if the final judgment were to be consistent with the jury verdict.

        In light of the recent election order which is consistent with the interpretation above, SCANA believes its accrued liability is still reasonable. However, SCANA continues to believe that the verdict was inconsistent with the facts presented and applicable law and intends to appeal any adverse judgment ultimately entered by the Circuit Court.

        SCANA is also defending another claim for $2.7 million for reimbursement of legal fees and expenses under an indemnification and hold harmless agreement in the contract of sale. A bench trial on the indemnification was held on January 14, 2005. A ruling has not yet been received, but is expected during the second quarter of 2005.

        Each of SCANA, SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy) are engaged in various claims and litigation incidental to their business operations which management anticipates will be resolved without material loss. The status of matters previously disclosed in their respective 2004 Annual Reports on Form 10-K have not changed significantly unless noted above.

Items 2, 3, 4, and 5 are not applicable.

Item 6. Exhibits

  SCANA Corporation (SCANA), South Carolina Electric & Gas Company (SCE&G) and Public Service Company of North Carolina, Incorporated (PSNC Energy):

  Exhibits filed or furnished with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

  As permitted under Item 601(b)(4)(iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10% of the total consolidated assets of SCANA, for itself and its subsidiaries, of SCE&G, for itself and its consolidated affiliates, and of PSNC Energy, for itself and its subsidiaries, have been omitted and SCANA, SCE&G and PSNC Energy agree to furnish a copy of such instruments to the Commission upon request.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized. The signature of each registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

SCANA CORPORATION SOUTH CAROLINA ELECTRIC & GAS COMPANY PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED (Registrants)
May 6, 2005	By:	/s/ JAMES E. SWAN, IV James E. Swan, IV Controller (Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	PSNC Energy	Description
3.11		X		Articles of Amendment dated March 9, 2005 amending the Restated Articles of Incorporation of South Carolina Electric & Gas Company (Filed herewith)
31.01	X			Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X			Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.05			X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.06			X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X			Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02	X			Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.03		X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.04		X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.05			X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.06			X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

QuickLinks

INDEX
SCANA CORPORATION FINANCIAL SECTION
PART I. FINANCIAL INFORMATION
SCANA CORPORATION CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
SCANA CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
SCANA CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SCANA CORPORATION CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
SCANA CORPORATION NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 (Unaudited)
SCANA CORPORATION MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE CORRESPONDING PERIOD IN 2004
SOUTH CAROLINA ELECTRIC & GAS COMPANY FINANCIAL SECTION
SOUTH CAROLINA ELECTRIC & GAS COMPANY CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
SOUTH CAROLINA ELECTRIC & GAS COMPANY CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
SOUTH CAROLINA ELECTRIC & GAS COMPANY CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
SOUTH CAROLINA ELECTRIC & GAS COMPANY NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 (Unaudited)
Disclosure of Reportable Segments (Millions of Dollars)
  Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
SOUTH CAROLINA ELECTRIC & GAS COMPANY MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AS COMPARED TO THE CORRESPONDING PERIODS IN 2004
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED FINANCIAL SECTION
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS March 31, 2005 (Unaudited)
Disclosure of Reportable Segments (Millions of dollars)
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED MANAGEMENT'S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS
PART II. OTHER INFORMATION
SIGNATURES
EXHIBIT INDEX