Form 10-Q
period 2006-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO; PUBLIC SERVICE CO OF NORTH CAROLINA INC
filed 2006-05-04
CIK 754737, 91882, 81025

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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
(803) 217-9000

    Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days. SCANA Corporation Yes ☒ No ☐ South Carolina Electric & Gas Company Yes ☒ No ☐ Public Service Company of North Carolina, Incorporated Yes ☒ No ☐

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act).

SCANA Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
South Carolina Electric & Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Public Service Company of North Carolina, Incorporated	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No☒  Public Service Company of North Carolina, Incorporated Yes ☐ No ☒

    Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Registrant	Description of Common Stock	Shares Outstanding at April 30, 2006
SCANA Corporation	Without Par Value	115,482,404
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
Public Service Company of North Carolina, Incorporated	Without Par Value	1,000 (a)
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

INDEX TO FORM 10-Q

MARCH 31, 2006

SCANA CORPORATION
FINANCIAL SECTION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2006	2005
Assets
Utility Plant In Service	$9,059	$8,999
Accumulated Depreciation and Amortization	(2,680)	(2,688)
	6,379	6,311
Construction Work in Progress	191	175
Nuclear Fuel, Net of Accumulated Amortization	26	28
Acquisition Adjustments	230	230
Utility Plant, Net	6,826	6,744

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $66 and $62	114	108
Assets held in trust, net - nuclear decommissioning	53	52
Other investments	88	87
Nonutility Property and Investments, Net	255	247

Current Assets:
Cash and cash equivalents	109	62
Receivables, net of allowance for uncollectible accounts of $26 and $25	643	881
Receivables - affiliated companies	27	24
Inventories (at average cost):
Fuel	233	284
Materials and supplies	84	79
Emission allowances	53	54
Prepayments and other	51	54
Deferred income taxes	28	26
Total Current Assets	1,228	1,464

Deferred Debits and Other Assets:
Environmental	28	28
Pension asset, net	306	303
Other regulatory assets	571	589
Other	146	154
Total Deferred Debits and Other Assets	1,051	1,074
Total	$9,360	$9,529

	March 31,	December 31,
Millions of dollars	2006	2005
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,746	$2,677
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,852	2,783
Preferred Stock, net (Subject to purchase or sinking funds)	8	8
Long-Term Debt, net	2,916	2,948
Total Capitalization	5,776	5,739

Current Liabilities:
Short-term borrowings	389	427
Current portion of long-term debt	213	188
Accounts payable	273	471
Accounts payable - affiliated companies	28	26
Customer deposits and customer prepayments	67	70
Taxes accrued	57	112
Interest accrued	49	52
Dividends declared	51	47
Other	83	107
Total Current Liabilities	1,210	1,500

Deferred Credits and Other Liabilities:
Deferred income taxes, net	952	940
Deferred investment tax credits	121	121
Asset retirement obligations	327	322
Other asset removal costs	561	498
Postretirement benefits	150	148
Other regulatory liabilities	134	117
Other	129	144
Total Deferred Credits and Other Liabilities	2,374	2,290

Commitments and Contingencies (Note 4)	-	-
Total	$9,360	$9,529

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2006	2005

Operating Revenues:
Electric	$399	$415
Gas - regulated	514	460
Gas - nonregulated	476	391
Total Operating Revenues	1,389	1,266

Operating Expenses:
Fuel used in electric generation	117	128
Purchased power	4	7
Gas purchased for resale	811	661
Other operation and maintenance	157	158
Depreciation and amortization	76	245
Other taxes	39	39
Total Operating Expenses	1,204	1,238

Operating Income	185	28

Other Income (Expense):
Other revenues	57	55
Other expenses	(45)	(45)
Allowance for equity funds used during construction	-	3
Interest charges, net of allowance for borrowed funds
used during construction of $1 and $1	(54)	(54)
Preferred dividends of subsidiary	(2)	(2)
Total Other Expense	(44)	(43)

Income (Loss) Before Income Tax Expense (Benefit), Losses from Equity
Method Investments and Cumulative Effect of Accounting Change	141	(15)

Income Tax Expense (Benefit)	45	(179)

Income Before Losses from Equity Method
Investments and Cumulative Effect of Accounting Change	96	164
Losses from Equity Method Investments	(4)	(63)
Cumulative Effect of Accounting Change, net of taxes	6	-

Net Income	$98	$101

Basic and Diluted Earnings Per Share of Common Stock:
Before Cumulative Effect of Accounting Change	$.80	$.89
Cumulative Effect of Accounting Change, net of taxes	.05	-
Basic and Diluted Earnings Per Share	$.85	$.89
Weighted Average Shares Outstanding (millions)	115.0	112.9

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Three Months Ended
	March 31,
Millions of dollars	2006	2005
Cash Flows From Operating Activities:
Net income	$98	$101
Adjustments to reconcile net income to net cash provided from operating activities:
Cumulative effect of accounting change, net of taxes	(6)	-
Losses from equity method investments	4	63
Depreciation and amortization	78	246
Amortization of nuclear fuel	5	6
Hedging activities	-	8
Carrying cost recovery	(2)	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	235	30
Inventories	34	45
Prepayments and other	5	15
Pension asset	(3)	(4)
Other regulatory assets	7	(18)
Deferred income taxes, net	8	(37)
Regulatory liabilities	14	(131)
Postretirement benefits	2	2
Accounts payable	(187)	(76)
Taxes accrued	(55)	(64)
Interest accrued	(3)	5
Changes in fuel adjustment clauses	16	30
Changes in other assets	6	4
Changes in other liabilities	(37)	(35)
Net Cash Provided From Operating Activities	219	187
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(83)	(121)
Nonutility property additions	(10)	(3)
Investments	(10)	(4)
Net Cash Used For Investing Activities	(103)	(128)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	197
Proceeds from issuance of common stock	21	25
Repayment of debt	(6)	(2)
Dividends on equity securities	(46)	(43)
Short-term borrowings, net	(38)	(26)
Net Cash Provided From (Used For) Financing Activities	(69)	151
Net Increase In Cash and Cash Equivalents	47	210
Cash and Cash Equivalents, January 1	62	119
Cash and Cash Equivalents, March 31	$109	$329
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $1 and $1)	$57	$50
- Income taxes	3	30

Noncash Investing and Financing Activities:
Accrued construction expenditures	23	16

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2006	2005

Net Income	$98	$101

Other Comprehensive Income, net of tax:
Unrealized gains on hedging activities	2	7
Total Comprehensive Income (1)	$100	$108

(1) Accumulated other comprehensive income totaled $5.7 million as of March 31, 2006 and $4.2 million as of
December 31, 2005.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation’s (SCANA, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2005. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded the regulatory assets and regulatory liabilities summarized as follows.

	March 31,	December 31,
Millions of dollars	2006	2005
Regulatory Assets:
Accumulated deferred income taxes	$177	$177
Under-collections - electric fuel and gas cost adjustment clauses	44	61
Deferred purchased power costs	15	17
Deferred environmental remediation costs	28	28
Asset retirement obligations and related funding	255	250
Franchise agreements	55	56
Deferred regional transmission organization costs	10	11
Other	15	17
Total Regulatory Assets	$599	$617

Regulatory Liabilities:
Accumulated deferred income taxes	$39	$39
Over-collections - electric fuel and gas cost adjustment clauses	24	20
Other asset removal costs	561	498
Storm damage reserve	40	38
Planned major maintenance	14	9
Other	17	11
Total Regulatory Liabilities	$695	$615

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

Deferred purchased power costs represent costs that were necessitated by outages at two of South Carolina Electric & Gas Company (SCE&G)’s base load generating plants in winter 2000-2001. The SCPSC approved recovery of these costs in base rates over a three-year period beginning January 2005.

Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates, of which $17.5 million remain to be recovered. A portion of the costs incurred at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) has been recovered through rates. Amounts incurred and deferred, net of insurance settlements, that are not currently being recovered by PSNC Energy through rates are $2.9 million. Management believes that these costs and the estimated remaining costs of $7.4 million will be recoverable by PSNC Energy.

Asset retirement obligations (AROs) and related funding represent the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs recorded as required by SFAS 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.”

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

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC approved reserve account for SCE&G capped at $50 million to be collected through rates. The accumulated storm damage reserve can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. For the three months ended March 31, 2006, no amounts were drawn from this reserve account.

Planned major maintenance related to certain fossil and hydro-turbine equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred. SCE&G is allowed to collect $8.5 million annually over an eight-year period through electric rates to offset turbine maintenance expenditures.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle based on an SCPSC accounting order.  Nuclear refueling charges do not receive special rate consideration.

The SCPSC and the NCUC (collectively, state commissions) have reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not approved for recovery by a state commission. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to state commission approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

B.    Share-Based Compensation

   The SCANA Corporation Long-Term Equity Compensation Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units to certain key employees and non-employee directors. The plan currently authorizes the issuance of up to five million shares of the Company’s common stock, no more than one million of which may be granted in the form of restricted stock.

SFAS 123 (revised 2004),“Share-Based Payment,” (SFAS 123(R)) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The cumulative effect of the adoption of SFAS 123(R) on January 1, 2006 resulted in a $.05 per share (net of tax) gain in the first quarter of 2006 based on a reduction of prior compensation accruals for performance awards (discussed below) granted in 2004 and 2005.

Liability Awards

Certain executives are granted a target number of performance shares on an annual basis that vest over a three-year period. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. Payout of performance share awards is determined by SCANA's performance against pre-determined measures of total shareholder return (TSR) as compared to a peer group of utilities (weighted 60%) and growth in earnings per share (weighted 40%) over the three-year plan cycle. TSR is calculated by dividing stock price increase over the three-year period, plus cash dividends, by the stock price as of the beginning of the period. Payouts vary according to SCANA's ranking against the peer group and relative earnings per share projection achievement. Awards are designated as target shares of SCANA common stock and may be paid in stock or cash or a combination of stock and cash at SCANA's discretion.

Under SFAS 123(R), compensation cost of these liability awards is recognized over the three-year performance period based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Cash-settled liabilities totaling $6.4 million were paid during the three months ended March 31, 2006. No such payments were made during the corresponding period in 2005.

Compensation expense recognized in the Statements of Income for performance awards, exclusive of the cumulative effect adjustment discussed previously, totaled $1.3 million and $1.9 million for the three months ended March 31, 2006 and 2005, respectively. In addition, the Company capitalized compensation cost of $0.1 million and $0.2 million during the three months ended March 31, 2006 and 2005, respectively.

Equity Awards

A summary of activity related to nonqualified stock options since December 31, 2005 follows:

	Number of Options	Weighted Average Exercise Price
Outstanding-December 31, 2005	439,270	$27.53
Exercised	(11,341)	27.09
Outstanding-March 31, 2006	427,929	27.54

No stock options have been granted since August 2002, and all outstanding options have been fully vested since August 2005. The options expire ten years after the grant date. At March 31, 2006, all outstanding options were currently exercisable at prices ranging from $25.50-$29.60, and had a weighted-average remaining contractual life of 5.6 years.

All options were granted with exercise prices equal to the fair market value of SCANA’s common stock on the respective grant dates; therefore, no compensation expense was recognized in connection with such grants. If the Company had recognized compensation expense for the issuance of options based on the fair value method described in SFAS 123(R), pro forma net income and earnings per share for the three months ended March 31, 2005 would have been as follows:

Net income - as reported (millions)	$100.8
Net income - pro forma (millions)	100.7
Basic and diluted earnings per share - as reported and pro forma	.89

The exercise of stock options during the period was satisfied using original issue shares of the Company’s common stock. The Company realized $0.3 million and $5.1 million upon the exercise of options in the quarters ended March 31, 2006 and 2005, respectively. In addition, tax benefits resulting from the exercise of those stock options totaling $0.1 million and $0.8 million were credited to additional paid in capital in those quarters.

C.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2006	2005	2006	2005
Three months ended March 31,
Service cost	$3.5	$3.0	$1.2	$0.9
Interest cost	9.9	9.5	2.8	2.8
Expected return on assets	(18.8)	(19.1)	-	-
Prior service cost amortization	1.7	1.7	0.2	0.3
Transition obligation amortization	0.1	0.2	0.2	0.2
Amortization of actuarial loss	0.2	-	0.3	0.4
Net periodic benefit (income) cost	$(3.4)	$(4.7)	$4.7	$4.6

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

E.      Transactions with Affiliates

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $27.1 million and $24.6 million at March 31, 2006 and December 31, 2005, respectively. SCE&G’s payables to these affiliated companies were $28.0 million and $25.3 million at March 31, 2006 and December 31, 2005, respectively. SCE&G purchased $64.8 million and $50.9 million of synthetic fuel from these affiliated companies for the three months ended March 31, 2006 and 2005, respectively.

F.      New Accounting Matters

SFAS 154, “Accounting Changes and Error Corrections,” was issued in June 2005. It requires retrospective application to financial statements of prior periods for every voluntary change in accounting principle unless such retrospective application is impracticable. SFAS 154 replaces Accounting Principles Board (APB) Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” although it carries forward some of their provisions. The Company adopted SFAS 154 in the first quarter of 2006. There was no material impact on the Company’s results of operations, cash flows or financial position.

SFAS 123(R) was issued in December 2004 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) in the first quarter of 2006. The impact on the Company’s results of operations is discussed at Note 1B.

G.     Reclassifications

Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2006.

2.       RATE AND OTHER REGULATORY MATTERS

South Carolina Electric & Gas Company (SCE&G)

Electric

SCE&G's rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G. SCE&G's cost of fuel component in effect during the period January 1, 2005 through March 31, 2006 was as follows:

Rate Per KWh	Effective Date
$.01764	January-April 2005
$.02256	May 2005-March 2006

On April 11, 2006, as part of the annual review of fuel costs, the SCPSC approved SCE&G’s request to increase the cost of fuel component from $.02256 per KWh to $.02516 per KWh effective the first billing cycle in May 2006. In connection with the increase, SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

         Gas

In October 2005, the SCPSC granted SCE&G an overall increase of $22.9 million, or 5.69 percent, in retail gas base rates. The new rates are based on an allowed return on common equity of 10.25 percent, and became effective with the first billing cycle in November 2005.

SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G. SCE&G's cost of gas component for residential, small and medium general service and large general service classes were as follows (rate per therm):

Effective Date	Residential	Small/Medium	Large
January-October 2005	$.903	$.903	$.903
November 2005	1.297	1.222	1.198
December 2005	1.362	1.286	1.263
January 2006	1.297	1.222	1.198
February-March 2006	1.227	1.152	1.128

Prior to November 2005, the SCPSC allowed SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. Effective with the first billing cycle of November 2005, the billing surcharge was eliminated. In its place, SCE&G defers certain MGP environmental costs in regulatory asset accounts and collects and amortizes these costs through base rates.

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

PSNC Energy’s benchmark cost of gas in effect during the period January 1, 2005 through March 31, 2006 was as follows:

Rate Per Therm	Effective Date
$.825	January 2005
$.725	February-July 2005
$.825	August-September 2005
$1.100	October 2005
$1.275	November-December 2005
$1.075	January 2006
$0.875	February 2006
$0.825	March 2006

On April 3, 2006, PSNC Energy filed an application with the NCUC requesting a 4.9 percent, or $28.4 million, increase in its base rates. PSNC Energy also requested a $7.5 million reduction in the fixed-cost portion of its cost of gas, resulting in an overall increase of 3.6 percent, or $20.9 million, in rates and charges for natural gas utility service. The rate increase is largely associated with recovering increased plant investment and operating costs. If approved, the new rates will be effective for the 2006-2007 winter season. A hearing is scheduled for August 2006.

Refunds from PSNC Energy’s interstate pipeline transporters are placed in a state-approved expansion fund and provide financing for expansion into areas that otherwise would not be economically feasible to serve. In September 2005, the NCUC approved PSNC Energy’s request for disbursement of up to $1.1 million from the expansion fund to extend natural gas service to Louisburg, North Carolina. The project will be completed in 2006.

3.       FINANCIAL INSTRUMENTS

The Company utilizes various financial derivatives, including those designated as cash flow hedges related to natural gas. The Company also utilizes swap agreements to manage interest rate risk. These transactions are more fully described in Note 9 to the consolidated financial statements in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company recognizes gains and losses as a result of qualifying cash flow hedges whose hedged transactions occur during the reporting period and records them, net of taxes, in cost of gas. The Company recognized a loss of $13.0 million and a loss of $3.0 million for the three months ended March 31, 2006 and 2005, respectively. The Company estimates that the March 31, 2006 unrealized loss balance of $4.2 million, net of tax, will be reclassified from accumulated other comprehensive income (loss) to earnings in 2006 as an increase to gas cost if market prices remain at current levels. As of March 31, 2006, all of the Company's cash flow hedges settle by their terms before the end of December 2007.

At March 31, 2006 the estimated fair value of the Company’s swaps totaled $0.4 million (loss) related to combined notional amounts of $47.4 million.

4.     COMMITMENTS AND CONTINGENCIES

 Reference is made to Note 10 to the consolidated financial statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2005. Commitments and contingencies at March 31, 2006 include the following:

A.    Nuclear Insurance

The Price-Anderson Indemnification Act deals with public liability for a nuclear incident and establishes the liability limit for third-party claims associated with any nuclear incident at $10.5 billion. Each reactor licensee is currently liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $15 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would be $67.1 million per incident, but not more than $10 million per year.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $15.6 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident. However, if such an incident were to occur, it would have a material adverse impact on the Company’s results of operations, cash flows and financial position.

B.   Environmental

South Carolina Electric & Gas Company

On January 28, 2004, SCE&G and Santee Cooper filed suit in the Court of Federal Claims against the Department of Energy (DOE) for breach of contract. The contract, entered into in 1983, known as the Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (Standard Contract) required the federal government to accept and dispose of spent nuclear fuel and high-level radioactive waste beginning not later than January 31, 1998, in exchange for agreed payments fixed in the Standard Contract at particular amounts. As of the date of filing, the federal government has accepted no spent fuel from Summer Station or any other utility for transport and disposal, and has indicated that it does not anticipate doing so until 2010, at the earliest. As a consequence of the federal government’s breach of contract, the plaintiffs have incurred and will continue to incur substantial costs. On January 9, 2006, SCE&G and Santee Cooper accepted a settlement from DOE which required the payment by DOE of $9 million to the plaintiffs. The payment reimbursed the plaintiffs for certain costs incurred from January 31, 1998 through July 31, 2005. The settlement also provides for the plaintiffs to submit an annual application to DOE for the reimbursement of certain costs incurred subsequent to July 31, 2005. SCE&G received the settlement in March 2006, and recorded its $6 million portion of the settlement as a reduction to the under-collections-electric fuel adjustment clause.

   In March 2005, the Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels. SCE&G has petitioned the United States Court of Appeals for the District of Columbia Circuit to review CAIR. Several other electric utilities have filed separate petitions. The petitioners seek a change in the method CAIR uses to allocate sulfur dioxide emission allowances to a method the petitioners believe is more equitable. The Company believes that installation of additional air quality controls will be needed to meet the CAIR requirements. The Company is reviewing the final rule. Compliance plans and cost to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

    In March 2005, the EPA issued a final rule establishing a mercury emissions cap and trade program for coal-fired power plants that requires limits to be met in two phases, in 2010 and 2018. The Company is reviewing the final rule. Installation of additional air quality controls may be required to comply with the mercury rule’s emission caps. Compliance plans and costs to comply with the rule will be determined once the Company completes its review. Such costs may be material and are expected to be recoverable through rates.

SCE&G has been named, along with 27 others, by the EPA as a potentially responsible party (PRP) at the Carolina Transformer Superfund site located in Fayetteville, North Carolina.  The Carolina Transformer Company (CTC) conducted an electrical transformer rebuilding and repair operation at the site from 1967 to 1984.  During that time, SCE&G occasionally used CTC for the repair of existing transformers and the purchase of new transformers.  In 1984, EPA initiated a cleanup of PCB-contaminated soil and groundwater at the site.  EPA reports that it has spent $36 million to date.  SCE&G’s records indicate that only minimal quantities of used transformers were shipped to CTC, and it is not clear if any contained PCB-contaminated oil.  Although a basis for the allocation of clean-up costs among the 28 PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition. Any cost arising from this matter is expected to be recoverable through rates.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the Alternate Energy Resources, Inc. (AER) Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List on April 19, 2006. AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater. EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  EPA and the State of Georgia have conducted a preliminary assessment and site inspection. The site has not been cleaned up nor has a cleanup cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material impact on its results of operations, cash flows or financial condition. Any cost arising from this matter is expected to be recoverable through rates.

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

At SCE&G, site assessment and cleanup costs are deferred and are being recovered through rates (see Note 1). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $17.5 million at March 31, 2006. The deferral includes the estimated costs associated with the following matters.

SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. SCE&G anticipates that remediation for contamination at the site will be completed by mid-2006, with certain monitoring and retreatment activities continuing until 2011. As of March 31, 2006, SCE&G had spent $21.6 million to remediate the site and expects to spend an additional $0.3 million prior to entering a monitoring and reporting stage. In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to this site. Any cost arising from this matter is expected to be recoverable through rates.

SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed by 2010. As of March 31, 2006, SCE&G had spent $4.5 million related to these three sites, and expects to spend an additional $11.5 million. Any cost arising from this matter is expected to be recoverable through rates.

Public Service Company of North Carolina, Incorporated

PSNC Energy is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy’s remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $7.4 million, which reflects its estimated remaining liability at March 31, 2006. Amounts incurred and deferred to date, net of insurance settlements, that are not currently being recovered through rates are $2.9 million. Any cost arising from this matter is expected to be recoverable through rates.

C.     Claims and Litigation

In 1999, an unsuccessful bidder for the purchase of certain propane gas assets of the Company filed suit against SCANA in Circuit Court, seeking unspecified damages. The suit alleged the existence of a contract for the sale of assets to the plaintiff and various causes of action associated with that contract. On October 21, 2004, the jury issued an adverse verdict on this matter against SCANA for four causes of action for damages totaling $48 million. In accordance with generally accepted accounting principles, in the third quarter of 2004 SCANA accrued a liability of $18 million, which was its reasonable estimate of the minimum liability that was probable if the final judgment were to be consistent with the jury verdict.

Post-verdict motions were heard in November 2004 and January 2005. In April 2005, post-trial motions were decided by the Court, and the plaintiff was ordered to elect a single remedy from the multiple jury awards. In response to the April 2005 election order, the plaintiff elected a remedy with damages totaling $18 million, and SCANA placed the funds in escrow with the Clerk of Court to forestall the accrual of post-judgment interest. The funds held in escrow are recorded within prepayments and other assets on the balance sheet. SCANA believes its accrued liability is a reasonable estimate. However, SCANA continues to believe that the verdict was inconsistent with the facts presented and applicable laws. Both parties have appealed the judgment.

SCANA is also defending a claim for $2.7 million for reimbursement of legal fees and expenses under an indemnification and hold harmless agreement in the contract for the sale of the propane gas assets. A bench trial on the indemnification was held on January 14, 2005, and on August 9, 2005 an order was entered against SCANA in the amount of $2.6 million. On December 2, 2005, the judge vacated this award, and further motions to review his order are pending. SCANA has made provision for this potential loss and further believes that the resolution of this claim will not have a material adverse impact on its results of operations, cash flows or financial condition.

On August 21, 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and SCE&G in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. Since that time, the plaintiffs have dismissed defendants Duke Energy and Progress Energy and are proceeding against SCE&G only. The plaintiffs are seeking damages for the alleged improper use of electric transmission and distribution easements but have not asserted a dollar amount for their claims. Specifically, the plaintiffs contend that the licensing of attachments on electric utility poles, towers and other facilities to nonutility third parties or telecommunication companies for other than the electric utilities' internal use along the electric transmission and distribution line rights-of-way constitutes a trespass. It is anticipated that this case may go to trial in 2006. SCANA & SCE&G are confident of the propriety of SCE&G’s actions and intend to mount a vigorous defense. SCANA and SCE&G further believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

On May 17, 2004, the Company was served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges the Company made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than the Company’s electricity-related internal communications.  The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. The Company believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The court granted the Company’s motion to dismiss and issued an order dismissing the case on June 29, 2005. The plaintiff has appealed and the plaintiff’s appeal will likely be heard in May. The Company intends to mount a vigorous defense and believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

A complaint was filed on October 22, 2003 against SCE&G by the State of South Carolina alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality’s limits. The complaint alleged that SCE&G failed to obey, observe or comply with the lawful order of the SCPSC by charging franchise fees to those not residing within a municipality. The complaint sought restitution to all affected customers and penalties of up to $5,000 for each separate violation. The State of South Carolina v. SCE&G claim has been settled by an agreement between the parties, and the settlement has been approved by South Carolina’s Circuit Court of Common Pleas for the Fifth Judicial Circuit. In addition, SCE&G filed a petition with the SCPSC on October 23, 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G’s electric and gas service, to approve SCE&G’s efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process. A hearing on this petition has not been scheduled. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

D.     Other Contingency

In 2004 and early 2005, SCANA and certain of its affiliates, like other integrated utilities, were the subject of an investigation by FERC’s Office of Market Oversight and Investigations (OMOI) focusing, among other things, on the relationship between SCE&G’s merchant and transmission functions. These relationships are among those addressed in FERC Order 2004, a primary purpose of which order is to ensure that affiliates of transmission providers have no marketplace advantage over non-affiliated market participants. In connection with that investigation, SCE&G was assessed no monetary damages or penalties; however, under terms of a Settlement and Consent Agreement entered into on April 1, 2005, and approved by FERC order dated April 27, 2005, SCE&G agreed to the implementation of a compliance plan which includes periodic reports to OMOI.

On January 2, 2006, SCE&G provided to FERC a quarterly update on this compliance plan, which included an acknowledgment of SCE&G’s discovery that it may have improperly utilized network transmission services, rather than point-to-point transmission services, for purchases and sales of electricity in violation of SCE&G’s open access transmission tariff and applicable orders under the Federal Power Act that prohibit the use of network transmission service in support of certain “off-system” sales. This acknowledgement was in part the result of SCE&G’s preliminary review of a FERC order issued following its examination of another energy provider in September 2005. Upon further review of that order and a comprehensive analysis, SCE&G determined and notified FERC that it did improperly utilize network transmission service in a significant number of purchase and sale transactions.

In response to this discovery, SCE&G notified FERC and ceased participation in such transactions, instituted additional self-restrictive procedures as safeguards to ensure full compliance in this area in the future, committed to certain modifications to its compliance plan, including increased levels of training and monitoring, and is fully cooperating with OMOI to resolve this matter.

In the fourth quarter of 2005, SCE&G recorded a loss accrual in the amount of $0.8 million based on its estimation of net revenues from these transactions that occurred after the date of the Settlement and Consent Agreement and that might be deemed to be in violation of FERC's rule on the use of network transmission service and be subject to disgorgement pursuant to FERC orders.  SCE&G believes this accrual is a reasonable estimate; however, there remains uncertainty as to what actions may be taken by FERC. Potential actions could include further modifications to the compliance plan or other non-monetary remedies. In addition to the disgorgement of profits, such remedies could also include penalties of up to a maximum of $1 million per violation or per day since August 8, 2005, the effective date of the Energy Policy Act of 2005. In light of SCE&G's self-reporting and other cooperation in the investigation of this matter, SCE&G's belief that no market participants or customers of SCE&G were harmed or disadvantaged by the transactions, and SCE&G’s institution of appropriate safeguards referred to above, SCE&G does not believe that such sanctions are warranted. Nonetheless, SCE&G cannot predict what, if any, actions FERC will take with respect to this matter, and is unable to determine if the resolution of this matter will have a material adverse impact on its operations, cash flows or financial condition.

5.	SEGMENT OF BUSINESS INFORMATION

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

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets
Three Months Ended March 31, 2006
Electric Operations	$399	$1	$91	n/a	$5,408
Gas Distribution	446	-	60	n/a	1,688
Gas Transmission	68	153	8	n/a	335
Retail Gas Marketing	271	-	n/a	$21	224
Energy Marketing	205	11	n/a	-	69
All Other	15	75	n/a	(3)	532
Adjustments/Eliminations	(15)	(240)	26	80	1,104
Consolidated Total	$1,389	$-	$185	$98	$9,360

Three Months Ended March 31, 2005
Electric Operations	$415	$1	$(75)	n/a	$5,240
Gas Distribution	403	-	60	n/a	1,479
Gas Transmission	57	124	7	n/a	319
Retail Gas Marketing	239	-	n/a	$22	168
Energy Marketing	152	19	n/a	(1)	77
All Other	16	74	n/a	(63)	601
Adjustments/Eliminations	(16)	(218)	36	143	1,059
Consolidated Total	$1,266	$-	$28	$101	$8,943

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                 AND RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation’s (SCANA, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
AS COMPARED TO THE CORRESPONDING PERIOD IN 2005

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

	First Quarter
	2006	2005
Reported (GAAP) earnings per share:	$.85	$.89
Deduct:
Cumulative effect of accounting change, net of tax	.05	-

GAAP-adjusted net earnings per share from operations	$.80	$.89

Earnings per share before the cumulative effect of accounting change decreased primarily due to decreases in electric margins of $.02, decreases in gas margins of $.05 and the effects of dilution of $.02. Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed below. Earnings per share attributable to the cumulative effect of accounting change resulted from the Company’s adoption of Statement of Financial Accounting Standard (SFAS) 123(R), "Share-Based Payment."  See Note 1B to the condensed consolidated financial statements.

The non-GAAP measure, GAAP-adjusted net earnings from operations, provides a consistent basis upon which to measure performance by excluding the effects on per share earnings of the cumulative effect of the accounting change resulting from the Company’s adoption of SFAS 123(R).  Management believes that the cumulative effect adjustment is appropriate in determining the non-GAAP financial performance measure. Management utilizes such measure itself in exercising budgetary control, managing business operations and determining eligibility for incentive compensation payments.

Recognition of Synthetic Fuel Tax Credits

South Carolina Electric & Gas Company (SCE&G) holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. Under an accounting plan approved by the Public Service Commission of South Carolina (SCPSC) in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were deferred until the SCPSC approved their application to offset capital costs of the Lake Murray Dam project.  Under the accounting methodology approved by the SCPSC in a January 2005 order, construction costs related to the project were recorded in utility plant in service in a special dam remediation account, outside of rate base, and depreciation is being recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account is declining as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement. In addition, SCE&G is allowed to record non-cash carrying costs on the unrecovered investment. The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the three months ended March 31, 2006 and 2005 are as follows:

	First Quarter
Millions of dollars	2006	2005

Depreciation and amortization expense	$(0.2)	$(169.7)

Income tax benefits:
From synthetic fuel tax credits	3.3	144.0
From accelerated depreciation	0.1	64.9
From partnership losses	2.0	24.3
Total income tax benefits	5.4	233.2

Losses from Equity Method Investments	(5.2)	(63.5)

Impact on Net Income	$-	$-

The 2005 amounts above reflect the recognition of previously deferred tax credits, while the 2006 amounts reflect the likelihood that credits available in 2006 will be phased down pursuant to regulations which limit the credits based on the relative commodity price of crude oil.  See also discussion in Regulatory Matters.

Pension Income

Pension income was recorded on the Company’s financial statements as follows:

	First Quarter
Millions of dollars	2006	2005

Income Statement Impact:
Reduction in employee benefit costs	$0.2	$1.2
Other income	3.0	3.0
Balance Sheet Impact:
Reduction in capital expenditures	0.1	0.4
Component of amount due to Summer Station co-owner	0.1	0.1
Total Pension Income	$3.4	$4.7

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

Also included in other income for the three months ended March 31, 2006 and 2005 is a recovery of carrying costs through synthetic fuel tax credits of $2.0 million and $3.0 million, respectively, which was recorded under provisions of the January 2005 SCPSC rate order.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2006:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 16, 2006	$.42	March 10, 2006	April 1, 2006
April 27, 2006	$.42	June 9, 2006	July 1, 2006

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company). Electric operations sales margins (including transactions with affiliates) were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$398.7	(4.0)%	$415.3
Less: Fuel used in generation	117.5	(8.1)%	127.8
Purchased power	3.7	(44.0)%	6.6
Margin	$277.5	(1.2)%	$280.9

Margin decreased by $12.2 million due to unfavorable weather, offset primarily by $5.9 million due to customer growth and by $2.5 million in increased off-system sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy). Gas distribution sales margins (including transactions with affiliates) were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$445.8	10.7%	$402.8
Less: Gas purchased for resale	335.7	14.7%	292.8
Margin	$110.1	0.1%	$110.0

Mild weather and conservation efforts in the wake of high commodity prices were offset by customer growth, resulting in similar margins for the periods.

Gas Transmission

Gas Transmission is comprised of the operations of SCPC. Gas transmission sales margins (including transactions with affiliates) were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$221.8	22.5%	$181.0
Less: Gas purchased for resale	206.5	24.5%	165.9
Margin	$15.3	1.3%	$15.1

Margin increased primarily due to increased transportation demand revenues.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$270.6	13.3%	$238.9
Net income	21.4	(4.0)%	22.3

Operating revenues increased primarily as a result of higher average retail prices due to higher commodity gas costs. Net income decreased primarily due to lower sales margins, which were partially offset by lower operating, marketing and customer service expenses.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$215.9	26.6%	$170.6
Net loss	-	*	(0.8)
* Not meaningful.

Operating revenues increased primarily as a result of higher commodity prices which more than offset decreased volumes. Net loss decreased slightly primarily due to higher margins.

Other Operating Expenses

Other operating expenses, which arose from the operating segments previously discussed, were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Other operation and maintenance	$156.6	(1.4)%	$158.9
Depreciation and amortization	76.3	(68.8)%	244.8
Other taxes	38.7	(1.3%	38.2
Total	$271.6	(38.5)%	$441.9

Other operation and maintenance expenses increased primarily due to increased electric generation, transmission and distribution expenses, which were partially offset by lower operating, marketing and customer service expenses in Retail Gas Marketing. Depreciation and amortization decreased $169.5 million due to accelerated depreciation of the back-up dam at Lake Murray in 2005 (previously explained at Recognition of Synthetic Fuel Tax Credits) and the lower levels of credits recognized in 2006 due to applicability of the phase down provisions as discussed above and in Regulatory Matters.

Income Taxes

Income tax expense for the three months ended March 31, 2006 increased primarily due to the initial application and recognition of synthetic fuel tax credits in the first quarter of 2005, and the phase down in 2006, as previously discussed at Recognition of Synthetic Fuel Tax Credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short-term and long-term indebtedness and sales of additional equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratio of earnings to fixed charges for the 12 months ended March 31, 2006 was 2.91.

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

For more information on significant rate and other regulatory matters, see Note 2 to the condensed consolidated financial statements.

SCE&G expects to require the addition of base load electrical generation by 2015 and is evaluating alternatives, including fossil and nuclear-fueled generation. On February 10, 2006, SCE&G and Santee Cooper, a state-owned utility in South Carolina (joint owners of Summer Station) announced their selection of the Summer Station site as the preferred site for a new nuclear plant should nuclear generation be considered the best alternative in the future. Due to the significant lead time required for construction of a nuclear plant, the joint owners are preparing an application to the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL). The COL application, which is expected to be completed and filed in 2007, would be reviewed by the NRC for an estimated three years. Issuance of a COL would not obligate the joint owners to build a nuclear plant. The final decision to build a nuclear plant will be influenced by several factors, including NRC licensing attainment, construction and operating costs, the cost of competing fuels, regulatory and environmental requirements and financial market conditions.

The following table summarizes how the Company generated and used funds for property additions and construction expenditures during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
Millions of dollars	2006	2005

Net cash provided from operating activities	$219	$187
Net cash provided from (used for) financing activities	(69)	151
Cash and cash equivalents available at the beginning of the period	62	119

Funds used for utility property additions and construction expenditures	(83)	(121)
Funds used for nonutility property additions	(10)	(3)
Funds used for investments	(10)	(4)

The Company’s issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions and the Securities and Exchange Commission.

Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain the Federal Energy Regulatory Commission (FERC) authority to issue short-term debt. Effective February 8, 2006 the FERC has authorized SCE&G and GENCO to issue up to $700 million and $100 million, respectively, of unsecured promissory notes or commercial paper with maturity dates of one year or less. This authorization expires February 7, 2008.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Note 4B to the condensed consolidated financial statements.

REGULATORY MATTERS

Carolina Gas Transmission Corporation

In 2006, SCANA expects to merge two of its subsidiaries, SCPC and SCG Pipeline, Inc., into a new company to be called Carolina Gas Transmission Corporation (CGTC). CGTC is intended to operate as an open access transportation-only interstate pipeline company. On February 27, 2006, the merger application was filed with FERC. The application requests that FERC approve the merger in time for CGTC to commence operations prior to the 2006-2007 winter heating season, which begins November 1, 2006.

Synthetic Fuel

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. In a January 2005 order, the SCPSC approved SCE&G’s request to apply these tax credits, net of partnership losses and other expenses, to offset the construction costs of the Lake Murray Dam project. Under the accounting methodology approved by the SCPSC, construction costs related to the project were recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation is being recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related income tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account is declining as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they have a significant impact on individual line items within the income statement.

Depreciation on the Lake Murray Dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until the balance in the dam remediation account is zero or until all of the available synthetic fuel tax credits have been utilized. The synthetic fuel tax credit program expires at the end of 2007.

The availability of the synthetic fuel tax credits is dependent on several factors, one of which is the average annual domestic wellhead price per barrel of crude oil as published by the U.S. Government. Under a phase-out provision included in the program, if the domestic wellhead reference price of oil per barrel for a given year is below an inflation-adjusted benchmark range for that year, all of the synthetic fuel tax credits that have been generated in that year would be available for use. If that price is above the benchmark range, none of the tax credits would be available. If that price falls within the benchmark range, a calculated portion of the credits would be available.

The benchmark price range for 2005, published in April 2006, is $53 to $67 per barrel, and no phase-out applied. However, SCE&G’s analysis indicates that the available synthetic fuel tax credits for 2006 are likely to be impacted by the phase-out calculation. As such, the Company recorded synthetic fuel tax credits and applied those credits to allow the recording of accelerated depreciation related to the balance in the dam remediation project account based on an estimate that only 43 percent of credits generated will be available (phase-out of 57 percent). The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn and utilize synthetic fuel tax credits in the future. However, there is significant uncertainty as to the continued availability of the credits in 2006 and 2007. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

If it is determined that available credits are not sufficient to fully recover the construction costs of the dam remediation, regulatory action to allow recovery of those remaining costs may be sought. As of March 31, 2006, remaining unrecovered costs, based on management’s recording of accelerated depreciation and related tax benefits, were $91.4 million.

Finally, Primesouth, Inc., a subsidiary of SCANA, provides management and maintenance services for a non-affiliated synthetic fuel production facility. Should synthetic fuel tax credit availability be reduced under the above phase-out provisions to the point that production volumes are also reduced, the level of payment Primesouth receives for these services could be adversely impacted.

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

As of March 31, 2006			Expected Maturity Date
Millions of dollars
						There-		Fair
Liabilities	2006	2007	2008	2009	2010	After	Total	Value

Long-Term Debt:
Fixed Rate ($)	174.4	68.6	158.6	143.6	50.3	2,517.9	3,113.4	3,108.8
Average Fixed Interest Rate (%)	8.50	6.96	6.13	6.39	6.07	6.14	6.30	n/a
Variable Rate ($)			100.0				100.0	100.0
Average Variable Interest Rate (%)			4.56				4.56	n/a

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	3.2	28.2	3.2	3.2	3.2	6.4	47.4	(0.4)
Average Pay Interest Rate (%)	8.15	8.02	8.15	8.15	8.15	8.15	8.07	n/a
Average Receive Interest Rate (%)	8.75	7.11	8.75	8.75	8.75	8.75	7.77	n/a

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

Expected Maturity:
				Options
	Futures Contracts			Purchased Call	Sold Put
2006	Long ($)	Short ($)		(Long) ($)	(Long) ($)

Settlement Price (a)	8.12	9.46	Strike Price (a)	9.75	7.07
Contract Amount	11.8	1.8	Contract Amount	0.1	0.2
Fair Value	10.7	1.7	Fair Value	-	-

2007

Settlement Price (a)	10.63	10.71	Strike Price (a)	-	-
Contract Amount	2.8	1.4	Contract Amount	-	-
Fair Value	2.7	1.4	Fair Value	-	-

(a) Weighted average

Swaps	2006	2007

Commodity Swaps:
Pay fixed/receive variable ($)	59.8	26.1
Average pay rate (a)	9.228	9.562
Average received rate (a)	8.215	10.307

Pay variable/receive fixed ($)	0.7	-
Average pay rate (a)	8.028	-
Average received rate (a)	10.324	-

Basis Swaps:
Pay variable/receive variable ($)	56.7	-
Average pay rate (a)	7.661	-
Average received rate (a)	7.653	-

(a) Weighted average

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2006	2005
Assets
Utility Plant In Service	$7,735	$7,687
Accumulated Depreciation and Amortization	(2,329)	(2,285)
	5,406	5,402
Construction Work in Progress	174	160
Nuclear Fuel, Net of Accumulated Amortization	26	28
Utility Plant, Net	5,606	5,590

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	28	28
Assets held in trust, net - nuclear decommissioning	53	52
Other investments	26	28
Nonutility Property and Investments, Net	107	108

Current Assets:
Cash and cash equivalents	21	19
Receivables, net of allowance for uncollected accounts of $2 and $2	309	366
Receivables - affiliated companies	27	32
Inventories (at average cost):
Fuel	67	62
Materials and supplies	77	72
Emission allowances	53	54
Prepayments and other	22	12
Deferred income taxes	23	22
Total Current Assets	599	639

Deferred Debits and Other Assets:
Environmental	18	18
Pension asset, net	306	303
Due from affiliates - pension and postretirement benefits	24	31
Other regulatory assets	537	566
Other	124	121
Total Deferred Debits and Other Assets	1,009	1,039
Total	$7,321	$7,376

	March 31	December 31,
Millions of dollars	2006	2005
Capitalization and Liabilities

Shareholders’ Investment:
Common equity	$2,372	$2,362
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,478	2,468
Preferred Stock, net (Subject to purchase or sinking funds)	8	8
Long-Term Debt, net	1,849	1,856
Total Capitalization	4,335	4,332

Minority Interest	84	82

Current Liabilities:
Short-term borrowings	348	303
Current portion of long-term debt	183	183
Accounts payable	77	84
Accounts payable - affiliated companies	100	142
Customer deposits and customer prepayments	34	35
Taxes accrued	65	140
Interest accrued	30	35
Dividends declared	41	40
Other	31	38
Total Current Liabilities	909	1,000

Deferred Credits and Other Liabilities:
Deferred income taxes, net	813	801
Deferred investment tax credits	119	119
Asset retirement obligations	313	309
Other asset removal costs	406	404
Due to affiliates - pension and postretirement benefits	12	12
Postretirement benefits	150	148
Other regulatory liabilities	106	94
Other	74	75
Total Deferred Credits and Other Liabilities	1,993	1,962
Commitments and Contingencies (Note 3)	-	-
Total	$7,321	$7,376

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2006	2005

Operating Revenues:
Electric	$399	$416
Gas	193	157
Total Operating Revenues	592	573

Operating Expenses:
Fuel used in electric generation	117	128
Purchased power	4	7
Gas purchased for resale	153	121
Other operation and maintenance	115	108
Depreciation and amortization	65	233
Other taxes	35	35
Total Operating Expenses	489	632

Operating Income (Loss)	103	(59)

Other Income (Expense):
Other revenues	35	33
Other expenses	(31)	(30)
Allowance for equity funds used during construction	-	3
Interest charges, net of allowance for borrowed funds
used during construction of $1 and $1	(36)	(37)
Total Other Expense	(32)	(31)

Income (Loss) Before Income Taxes (Benefit), Losses from Equity Method
Investments, Minority Interest, Cumulative Effect of Accounting Change
and Preferred Stock Dividends	71	(90)
Income Tax Expense (Benefit)	18	(207)

Income Before Losses from Equity Method Investments,
Minority Interest, Cumulative Effect of Accounting Change
and Preferred Stock Dividends	53	117
Losses from Equity Method Investments	(6)	(64)
Minority Interest	(1)	(1)
Cumulative Effect of Accounting Change, net of taxes	4	-

Net Income	50	52
Preferred Stock Cash Dividends Declared	2	2

Earnings Available for Common Shareholder	$48	$50

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2006	2005
Cash Flows From Operating Activities:
Net income	$50	$52
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Cumulative effect of accounting change, net of taxes	(4)	-
Losses from equity method investments	6	64
Minority interest	1	1
Depreciation and amortization	65	233
Amortization of nuclear fuel	5	6
Carrying cost recovery	(2)	(3)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	62	37
Inventories	(22)	(48)
Prepayments	(10)	(10)
Pension asset	(3)	(5)
Other regulatory assets	8	(18)
Deferred income taxes, net	11	(47)
Regulatory liabilities	12	(133)
Postretirement benefits	2	2
Accounts payable	(43)	(1)
Taxes accrued	(75)	(122)
Interest accrued	(5)	2
Changes in fuel adjustment clauses	22	5
Changes in other assets	2	6
Changes in other liabilities	(6)	(14)
Net Cash Provided From Operating Activities	76	7
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(68)	(113)
Investments	(3)	(4)
Net Cash Used For Investing Activities	(71)	(117)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	-	97
Repayment of debt	(7)	(2)
Dividends on equity securities	(39)	(37)
Contribution from parent	1	23
Short-term borrowings - affiliate, net	(3)	(4)
Short-term borrowings, net	45	30
Net Cash Provided From (Used For) Financing Activities	(3)	107
Net Increase (Decrease) In Cash and Cash Equivalents	2	(3)
Cash and Cash Equivalents, January 1	19	20
Cash and Cash Equivalents, March 31	$21	$17
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $1 and $1)	$36	$37
- Income taxes	10	48
Noncash Investing and Financing Activities:
Accrued construction expenditures	21	13
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

    The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2005. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

GENCO owns and operates a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and sulfur dioxide emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $258 million) serves as collateral for its long-term borrowings.

B.    Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded the regulatory assets and regulatory liabilities summarized as follows.

	March 31,	December 31,
Millions of dollars	2006	2005
Regulatory Assets:
Accumulated deferred income taxes	$170	$170
Under-collections - electric fuel and gas cost adjustment clauses	30	56
Deferred purchased power costs	15	17
Deferred environmental remediation costs	18	18
Asset retirement obligations and related funding	245	240
Franchise agreements	55	56
Deferred regional transmission organization costs	10	11
Other	12	16
Total Regulatory Assets	$555	$584

Regulatory Liabilities:
Accumulated deferred income taxes	$35	$36
Other asset removal costs	406	404
Storm damage reserve	40	38
Planned major maintenance	14	9
Other	17	11
Total Regulatory Liabilities	$512	$498

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under-collections - electric fuel and gas cost adjustment clauses, represent amounts under-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings.

Deferred purchased power costs represent costs that were necessitated by outages at two of SCE&G’s base load generating plants in winter 2000-2001. The SCPSC approved recovery of these costs in base rates over a three-year period beginning January 2005.

Deferred environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by SCE&G. Costs incurred by SCE&G at such sites are being recovered through rates, of which $17.5 million remain to be recovered.

Asset retirement obligations (AROs) and related funding represent the regulatory asset associated with the legal obligation to decommission and dismantle V. C. Summer Nuclear Station (Summer Station) and conditional AROs recorded as required by SFAS 143,“Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.”

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

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC approved reserve account capped at $50 million to be collected through rates. The accumulated storm damage reserve can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. For the three months ended March 31, 2006, no amounts were drawn from this reserve account.

Planned major maintenance related to certain fossil and hydro-turbine equipment and nuclear refueling outages is accrued in advance of the time the costs are incurred. SCE&G is allowed to collect $8.5 million annually over an eight-year period through electric rates to offset turbine maintenance expenditures.  Nuclear refueling charges are accrued during each 18-month refueling outage cycle based on an SCPSC accounting order.  Nuclear refueling charges do not receive special rate consideration.

The SCPSC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not approved for recovery by the SCPSC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

C.     Transactions with Affiliates

SCE&G has entered into agreements with certain affiliates to purchase all gas for resale to its distribution customers. SCE&G purchases natural gas for resale and for electric generation from South Carolina Pipeline Corporation (SCPC) and had $39.5 million and $72.1 million payable to SCPC for such gas purchases at March 31, 2006 and December 31, 2005, respectively.

SCE&G purchases natural gas and related pipeline capacity to supply its Jasper County Electric Generating Station from SCANA Energy Marketing, Inc. (SEMI). Such purchases totaled $7.1 million and $20.0 million for the three months ended March 31, 2006 and 2005, respectively. SCE&G had $8.0 million payable to SEMI for such purposes as of December 31, 2005. There was no such payable balance as of March 31, 2006.

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel. The Company’s receivables from these affiliated companies were $27.1 million and $24.6 million at March 31, 2006 and December 31, 2005, respectively. SCE&G’s payables to these affiliated companies were $28.0 million and $25.3 million at March 31, 2006 and December 31, 2005, respectively. SCE&G purchased $64.8 million and $50.9 million of synthetic fuel from these affiliated companies for the three months ended March 31, 2006 and 2005, respectively.

In the three months ended March 31, 2005, the Company purchased 82 miles of gas distribution pipeline from SCPC at its net book value, which totaled $4.6 million.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2006	2005	2006	2005
Three months ended March 31,
Service cost	$3.5	$3.0	$1.2	$0.9
Interest cost	9.9	9.5	2.8	2.8
Expected return on assets	(18.8)	(19.1)	-	-
Prior service cost amortization	1.7	1.7	0.2	0.3
Transition obligation amortization	0.1	0.2	0.2	0.2
Amortization of actuarial loss	0.2	-	0.3	0.4
Amount attributable to Company affiliates	(0.6)	(0.4)	(1.3)	(1.2)
Net periodic benefit (income) cost	$(4.0)	$(5.1)	$3.4	$3.4

E.      Equity Compensation Plan

The Company participates in the SCANA Corporation Long-Term Equity Compensation Plan. The SCANA Corporation Long-Term Equity Compensation Plan provides for grants of incentive and nonqualified stock options, stock appreciation rights, restricted stock, performance shares and performance units to certain key employees and non-employee directors. The plan currently authorizes the issuance of up to five million shares of the Company’s common stock, no more than one million of which may be granted in the form of restricted stock.

SFAS 123 (revised 2004),“Share-Based Payment,” (SFAS 123(R)) requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The cumulative effect of the adoption of SFAS 123(R) on January 1, 2006 resulted in a $4 million (net of tax) gain in the first quarter of 2006 based on a reduction of prior compensation accruals for performance awards (discussed below) granted in 2004 and 2005.

Liability Awards

Certain executives are granted a target number of performance shares on an annual basis that vest over a three-year period. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock, and dividend equivalents are accrued on, and reinvested in, the performance shares. Payout of performance share awards is determined by SCANA's performance against pre-determined measures of total shareholder return (TSR) as compared to a peer group of utilities (weighted 60%) and growth in earnings per share (weighted 40%) over the three year plan cycle. TSR is calculated by dividing stock price increase over the three year period, plus cash dividends, by the stock price as of the beginning of the period. Payouts vary according to SCANA's ranking against the peer group and relative earnings per share projection achievement. Awards are designated as target shares of SCANA common stock and may be paid in stock or cash or a combination of stock and cash at SCANA's discretion.

Under SFAS 123(R), compensation cost of these liability awards is recognized over the three-year performance period based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures.

Compensation expense recognized in the Statements of Income for performance awards, exclusive of the cumulative effect adjustment discussed previously, totaled $0.7 million and $1.3 million for the three months ended March 31, 2006 and 2005, respectively. In addition, compensation cost of less than $0.1 million was capitalized during the three months ended March 31, 2006 and 2005.

Equity Awards

A summary of activity related to nonqualified stock options since December 31, 2005 follows:

	Number of Options	Weighted Average Exercise Price
Outstanding-December 31, 2005	439,270	$27.53
Exercised	(11,341)	27.09
Outstanding-March 31, 2006	427,929	27.54

No stock options have been granted since August 2002, and all outstanding options have been fully vested since August 2005. The options expire ten years after the grant date. At March 31, 2006, all outstanding options were currently exercisable at prices ranging from $25.50-$29.60, and had a weighted-average remaining contractual life of 5.6 years.

The exercise of stock options during the period was satisfied using original issue shares of the SCANA’s common stock. Cash and the related tax benefits realized from stock option exercises during the period were retained at SCANA.

All options were granted with exercise prices equal to the fair market value of SCANA’s common stock on the respective grant dates; therefore, no compensation expense was recognized in connection with such grants. If the Company had recognized compensation expense for the issuance of options based on the fair value method described in SFAS 123(R), pro forma earnings available for the common shareholder would have been unchanged from that reported for the three months ended March 31, 2005.

F.      New Accounting Matters

SFAS 154, “Accounting Changes and Error Corrections,” was issued in June 2005. It requires retrospective application to financial statements of prior periods for every voluntary change in accounting principle unless such retrospective application is impracticable. SFAS 154 replaces Accounting Principles Board (APB) Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” although it carries forward some of their provisions. The Company adopted SFAS 154 in the first quarter of 2006. There was no material impact on the Company’s results of operations, cash flows or financial position.

SFAS 123(R),“Share-Based Payment,” was issued in December 2004 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) in the first quarter of 2006. The impact on the Company’s results of operations is discussed at Note 1E.

G.   Reclassifications

 Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2006.

2.     RATE AND OTHER REGULATORY MATTERS

Electric

  SCE&G's rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G. SCE&G's cost of fuel component in effect during the period January 1, 2005 through March 31, 2006 was as follows:

Rate Per KWh	Effective Date
$.01764	January-April 2005
$.02256	May 2005-March 2006

  On April 11, 2006, as part of the annual review of fuel costs, the SCPSC approved SCE&G’s request to increase the cost of fuel component from $.02256 per KWh to $.02516 per KWh effective the first billing cycle in May 2006. In connection with the increase, SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

  In October 2005, the SCPSC granted SCE&G an overall increase of $22.9 million, or 5.69 percent, in retail gas base rates. The new rates are based on an allowed return on common equity of 10.25 percent, and became effective with the first billing cycle in November 2005.

  SCE&G's rates are established using a cost of gas component approved by the SCPSC which may be modified periodically to reflect changes in the price of natural gas purchased by SCE&G. SCE&G's cost of gas component for residential, small and medium general service and large general service classes were as follows (rate per therm):

Effective Date	Residential	Small/Medium	Large
January-October 2005	$.903	$.903	$.903
November 2005	1.297	1.222	1.198
December 2005	1.362	1.286	1.263
January 2006	1.297	1.222	1.198
February-March 2006	1.227	1.152	1.128

Prior to November 2005, the SCPSC allowed SCE&G to recover through a billing surcharge to its gas customers the costs of environmental cleanup at the sites of former MGPs. Effective with the first billing cycle of November 2005, the billing surcharge was eliminated. In its place, SCE&G defers certain MGP environmental costs in regulatory asset accounts and collects and amortizes these costs through base rates.

3.     COMMITMENTS AND CONTINGENCIES

   Reference is made to Note 10 to the consolidated financial statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2005. Commitments and contingencies at March 31, 2006 include the following:

A.    Nuclear Insurance

The Price-Anderson Indemnification Act deals with public liability for a nuclear incident and establishes the liability limit for third-party claims associated with any nuclear incident at $10.5 billion. Each reactor licensee is currently liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $15 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would be $67.1 million per incident, but not more than $10 million per year.

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $15.6 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident. However, if such an incident were to occur, it would have a material adverse impact on the Company’s results of operations, cash flows and financial position.

B.    Environmental

On January 28, 2004, SCE&G and Santee Cooper filed suit in the Court of Federal Claims against the Department of Energy (DOE) for breach of contract. The contract, entered into in 1983, known as the Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste (Standard Contract) required the federal government to accept and dispose of spent nuclear fuel and high-level radioactive waste beginning not later than January 31, 1998, in exchange for agreed payments fixed in the Standard Contract at particular amounts. As of the date of filing, the federal government has accepted no spent fuel from Summer Station or any other utility for transport and disposal, and has indicated that it does not anticipate doing so until 2010, at the earliest. As a consequence of the federal government’s breach of contract, the plaintiffs have incurred and will continue to incur substantial costs. On January 9, 2006, SCE&G and Santee Cooper accepted a settlement from DOE which required the payment by DOE of $9 million to the plaintiffs. The payment reimbursed the plaintiffs for certain costs incurred from January 31, 1998 through July 31, 2005. The settlement also provides for the plaintiffs to submit an annual application to DOE for the reimbursement of certain costs incurred subsequent to July 31, 2005. SCE&G received the settlement in March 2006, and recorded its $6 million portion of the settlement as a reduction to the under-collections-electric fuel adjustment clause.

In March 2005, the Environmental Protection Agency (EPA) issued a final rule known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels. SCE&G has petitioned the United States Court of Appeals for the District of Columbia Circuit to review CAIR. Several other electric utilities have filed separate petitions. The petitioners seek a change in the method CAIR uses to allocate sulfur dioxide emission allowances to a method the petitioners believe is more equitable. The Company believes that installation of additional air quality controls will be needed to meet the CAIR requirements. The Company is reviewing the final rule. Compliance plans and cost to comply with the rule will be determined once the Company completes its review. Such costs will be material and are expected to be recoverable through rates.

In March 2005, the EPA issued a final rule establishing a mercury emissions cap and trade program for coal-fired power plants that requires limits to be met in two phases, in 2010 and 2018. The Company is reviewing the final rule. Installation of additional air quality controls may be required to comply with the mercury rule’s emission caps. Compliance plans and costs to comply with the rule will be determined once the Company completes its review. Such costs may be material and are expected to be recoverable through rates.

SCE&G has been named, along with 27 others, by the EPA as a potentially responsible party (PRP) at the Carolina Transformer Superfund site located in Fayetteville, North Carolina.  The Carolina Transformer Company (CTC) conducted an electrical transformer rebuilding and repair operation at the site from 1967 to 1984.  During that time, SCE&G occasionally used CTC for the repair of existing transformers and the purchase of new transformers.  In 1984, EPA initiated a cleanup of PCB-contaminated soil and groundwater at the site.  EPA reports that it has spent $36 million to date.  SCE&G’s records indicate that only minimal quantities of used transformers were shipped to CTC, and it is not clear if any contained PCB-contaminated oil.  Although a basis for the allocation of clean-up costs among the 28 PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition. Any cost arising from this matter is expected to be recoverable through rates.

SCE&G has been named, along with 53 others, by the EPA as a PRP at the Alternate Energy Resources, Inc. (AER) Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List on April 19, 2006. AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater. EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  EPA and the State of Georgia have conducted a preliminary assessment and site inspection. The site has not been cleaned up nor has a cleanup cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material impact on its results of operations, cash flows or financial condition. Any cost arising from this matter is expected to be recoverable through rates.

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

At SCE&G, site assessment and cleanup costs are deferred and are being recovered through rates (see Note 1). Deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $17.5 million at March 31, 2006. The deferral includes the estimated costs associated with the following matters.

SCE&G owns a decommissioned MGP site in the Calhoun Park area of Charleston, South Carolina. SCE&G anticipates that remediation for contamination at the site will be completed by mid-2006, with certain monitoring and retreatment activities continuing until 2011. As of March 31, 2006, SCE&G had spent $21.6 million to remediate the site and expects to spend an additional $0.3 million prior to entering a monitoring and reporting stage. In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to this site. Any cost arising from this matter is expected to be recoverable through rates.

SCE&G owns three other decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. One of the sites has been remediated and will undergo routine monitoring until released by the South Carolina Department of Health and Environmental Control (DHEC). The other sites are currently being investigated under work plans approved by DHEC. SCE&G anticipates that major remediation activities for the three sites will be completed in 2010. As of March 31, 2006, SCE&G had spent $4.5 million related to these three sites, and expects to spend an additional $11.5 million. Any cost arising from this matter is expected to be recoverable through rates.

C.      Claims and Litigation

On August 21, 2003, SCE&G was served as a co-defendant in a purported class action lawsuit styled as Collins v. Duke Energy Corporation, Progress Energy Services Company, and SCE&G in South Carolina's Circuit Court of Common Pleas for the Fifth Judicial Circuit. Since that time, the plaintiffs have dismissed defendants Duke Energy and Progress Energy and are proceeding against SCE&G only. The plaintiffs are seeking damages for the alleged improper use of electric transmission and distribution easements but have not asserted a dollar amount for their claims. Specifically, the plaintiffs contend that the licensing of attachments on electric utility poles, towers and other facilities to nonutility third parties or telecommunication companies for other than the electric utilities' internal use along the electric transmission and distribution line rights-of-way constitutes a trespass. It is anticipated that this case may go to trial in 2006. SCE&G is confident of the propriety of its actions and intends to mount a vigorous defense. The Company further believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

On May 17, 2004, SCE&G was served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina’s Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges the Company made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCE&G’s electricity-related internal communications.  The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCE&G believes its actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The court granted SCE&G’s motion to dismiss and issued an order dismissing the case on June 29, 2005. The plaintiff has appealed and the plaintiff’s appeal will likely be heard in May. The Company intends to mount a vigorous defense and believes that the resolution of these claims will not have a material adverse impact on its results of operations, cash flows or financial condition.

A complaint was filed on October 22, 2003 against SCE&G by the State of South Carolina alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality’s limits. The complaint alleged that SCE&G failed to obey, observe or comply with the lawful order of the SCPSC by charging franchise fees to those not residing within a municipality. The complaint sought restitution to all affected customers and penalties of up to $5,000 for each separate violation. The State of South Carolina v. SCE&G claim has been settled by an agreement between the parties, and the settlement has been approved by South Carolina’s Circuit Court of Common Pleas for the Fifth Judicial Circuit. In addition, SCE&G filed a petition with the SCPSC on October 23, 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G’s electric and gas service, to approve SCE&G’s efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process. A hearing on this petition has not been scheduled. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without material loss to the Company.

D.	Other Contingency

In 2004 and early 2005, SCANA and certain of its affiliates, like other integrated utilities, were the subject of an investigation by FERC’s Office of Market Oversight and Investigations (OMOI) focusing, among other things, on the relationship between SCE&G’s merchant and transmission functions. These relationships are among those addressed in FERC Order 2004, a primary purpose of which order is to ensure that affiliates of transmission providers have no marketplace advantage over non-affiliated market participants. In connection with that investigation, SCE&G was assessed no monetary damages or penalties; however, under terms of a Settlement and Consent Agreement entered into on April 1, 2005, and approved by FERC order dated April 27, 2005, SCE&G agreed to the implementation of a compliance plan which includes periodic reports to OMOI.

On January 2, 2006, SCE&G provided to FERC a quarterly update on this compliance plan, which included an acknowledgment of SCE&G’s discovery that it may have improperly utilized network transmission services, rather than point-to-point transmission services, for purchases and sales of electricity in violation of SCE&G’s open access transmission tariff and applicable orders under the Federal Power Act that prohibit the use of network transmission service in support of certain “off-system” sales. This acknowledgement was in part the result of SCE&G’s preliminary review of a FERC order issued following its examination of another energy provider in September 2005. Upon further review of that order and a comprehensive analysis, SCE&G determined and notified FERC that it did improperly utilize network transmission service in a significant number of purchase and sale transactions.

In response to this discovery, SCE&G notified FERC and ceased participation in such transactions, instituted additional self-restrictive procedures as safeguards to ensure full compliance in this area in the future, committed to certain modifications to its compliance plan, including increased levels of training and monitoring, and is fully cooperating with OMOI to resolve this matter.

In the fourth quarter of 2005, SCE&G recorded a loss accrual in the amount of $0.8 million based on its estimation of net revenues from these transactions that occurred after the date of the Settlement and Consent Agreement and that might be deemed to be in violation of FERC's rule on the use of network transmission service and be subject to disgorgement pursuant to FERC orders. SCE&G believes this accrual is a resonable estimate; however, there remains uncertainty as to what actions may be taken by FERC. Potential actions could include further modifications to the compliance plan or other non-monetary remedies. In addition to the disgorgement of profits, such remedies could also include penalties of up to a maximum of $1 million per violation or per day since August 8, 2005, the effective date of the Energy Policy Act of 2005. In light of SCE&G's self-reporting and other cooperation in the investigation of this matter, SCE&G's belief that no market participants or customers of SCE&G were harmed or disadvantaged by the transactions, and SCE&G’s institution of appropriate safeguards referred to above, SCE&G does not believe that such sanctions are warranted. Nonetheless, SCE&G cannot predict what, if any, actions FERC will take with respect to this matter, and is unable to determine if the resolution of this matter will have a material adverse impact on its operations, cash flows or financial condition.

4.      SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, earnings available to the common shareholder is not allocated to the Electric Operations and Gas Distribution segments. Intersegment revenues were not significant. All Other includes equity method investments.

			Earnings (Loss)
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended March 31, 2006
Electric Operations	$399	$91	n/a	$5,408
Gas Distribution	193	19	n/a	406
All Other	-	-	$(6)	3
Adjustments/Eliminations	-	(7)	54	1,504
Consolidated Total	$592	$103	$48	$7,321

Three Months Ended March 31, 2005
Electric Operations	$416	$(75)	n/a	$5,240
Gas Distribution	157	17	n/a	359
All Other	-	-	$(64)	3
Adjustments/Eliminations	-	(1)	114	1,255
Consolidated Total	$573	$(59)	$50	$6,857

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2005.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2006
AS COMPARED TO THE CORRESPONDING PERIOD IN 2005

Net Income

Net income was as follows:

	First Quarter
Millions of dollars	2006	2005

Net income	$49.5	$52.1

Net income decreased primarily due to increased electric operating expenses, which were partially offset by the favorable impact of the cumulative effect of an accounting change resulting from the Company’s adoption of Statements of Financial Accounting Standards (SFAS) 123(R), "Share-Based Payment."  See Note 1E of the condensed consolidated financial statements. Unfavorable electric margins were mostly offset by favorable gas margins. Accelerated depreciation on the Lake Murray back-up dam and recognition of synthetic fuel tax credits and related items had no effect on net income, as discussed below.

Recognition of Synthetic Fuel Tax Credits

South Carolina Electric & Gas Company (SCE&G) holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. Under an accounting plan approved by the Public Service Commission of South Carolina (SCPSC) in June 2000, the synthetic fuel tax credits generated by the partnerships and passed through to SCE&G, net of partnership losses and other expenses, were deferred until the SCPSC approved their application to offset capital costs of the Lake Murray Dam project. Under the accounting methodology approved by the SCPSC in a January 2005 order, construction costs related to the project were recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation is being recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related tax benefit recognized in the income statement will be equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account is declining as accelerated depreciation is recorded. Although these entries collectively have no impact on consolidated net income, they can have a significant impact on individual line items within the income statement. In addition, SCE&G is allowed to record non-cash carrying costs on the unrecovered investment, which is described further at Other Income. See also Regulatory Matters - Synthetic Fuel. The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the three months ended March 31, 2006 and 2005 are as follows:

Factors Increasing (Decreasing)	First Quarter
Net Income (millions)	2006	2005

Depreciation and amortization expense	$(0.2)	$(169.7)

Income tax benefits:
From synthetic fuel tax credits	3.3	144.0
From accelerated depreciation	0.1	64.9
From partnership losses	2.0	24.3
Total income tax benefits	5.4	233.2

Losses from Equity Method Investments	(5.2)	(63.5)

Impact on Net Income	$-	$-

The 2005 amounts above reflect the recognition of previously deferred tax credits, while the 2006 amounts reflect the likelihood that credits available in 2006 will be phased down pursuant to regulations which limit the credits based on the relative commodity price of crude oil.  See also discussion in Regulatory Matters.

Pension Income

Pension income was recorded on the Company’s financial statements as follows:

	First Quarter
Millions of dollars	2006	2005

Income Statement Impact:
Reduction in employee benefit costs	$0.6	$1.5
Other income	3.2	3.1
Balance Sheet Impact:
Reduction in capital expenditures	0.2	0.4
Component of amount due to Summer Station co-owner	0.1	0.1
Total Pension Income	$4.1	$5.1

For the last several years, the market value of SCANA’s retirement plan assets has exceeded the total actuarial present value of accumulated plan benefits.

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

Also included in other income for the three months ended March 31, 2006 and 2005 is a recovery of carrying costs through synthetic fuel tax credits of $2.0 million and $3.0 million, respectively, which was recorded under provisions of the January 2005 SCPSC rate order.

Dividends Declared

SCE&G’s Board of Directors has declared the following dividends on common stock held by SCANA during 2006:

Declaration Date	Amount	Quarter Ended	Payment Date
February 16, 2006	$39.2 million	March 31, 2006	April 1, 2006
April 27, 2006	$39.2 million	June 30, 2006	July 1, 2006

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. and South Carolina Fuel Company, Inc. Electric operations sales margins (including transactions with affiliates) were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$399.6	(4.0)%	$416.2
Less: Fuel used in generation	117.5	(8.0)%	127.7
Purchased power	3.7	(43.9)%	6.6
Margin	$278.4	(1.2)%	$281.9

Margin decreased by $12.2 million due to unfavorable weather, offset primarily by $5.9 million due to customer growth and by $2.5 million in increased off-system sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margins (including transactions with affiliates) were as follows:

	First Quarter
Millions of dollars	2006	% Change	2005

Operating revenues	$192.8	22.9%	$156.9
Less: Gas purchased for resale	153.5	27.2%	120.7
Margin	$39.3	8.6%	$36.2

Margin increased primarily due to increased retail base rates which became effective with the first billing cycle in November 2005.

Other Operating Expenses

Other operating expenses were as follows:

	Year to Date
Millions of dollars	2006	% Change	2005

Other operation and maintenance	$114.9	5.9%	$108.5
Depreciation and amortization	64.5	(72.4)%	233.5
Other taxes	35.0	0.3%	34.9
Total	$214.4	(43.1)%	$376.9
*Greater than 100%

Other operation and maintenance expenses increased primarily due to increased electric generation, transmission and distribution expenses. Depreciation and amortization decreased $169.5 million due to accelerated depreciation of the back-up dam at Lake Murray in 2005 (previously explained at Recognition of Synthetic Fuel Tax Credits) and the lower levels of credits recognized in 2006 due to applicability of the phase down provisions as discussed above and in Regulatory Matters.

Income Taxes

Income tax expense for the three months ended March 31, 2006 increased primarily due to the initial application and recognition of synthetic fuel tax credits in the first quarter of 2005 and the phase down in 2006, as previously discussed at Recognition of Synthetic Fuel Tax Credits. In addition, certain research and experimentation tax credits of $2.0 million were recognized in the first quarter of 2005 upon the amendment of prior year income tax returns.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds and the incurrence of additional short-term and long-term indebtedness. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratio of earnings to fixed charges for the 12 months ended March 31, 2006 was 3.14.

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

For more information on significant rate and other regulatory matters, see Note 2 to the condensed consolidated financial statements.

SCE&G expects to require the addition of base load electrical generation by 2015 and is evaluating alternatives, including fossil and nuclear-fueled generation. On February 10, 2006, SCE&G and Santee Cooper, a state-owned utility in South Carolina (joint owners of Summer Station) announced their selection of the Summer Station site as the preferred site for a new nuclear plant should nuclear generation be considered the best alternative in the future. Due to the significant lead time required for construction of a nuclear plant, the joint owners are preparing an application to the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL). The COL application, which is expected to be completed and filed in 2007, would be reviewed by the NRC for an estimated three years. Issuance of a COL would not obligate the joint owners to build a nuclear plant. The final decision to build a nuclear plant will be influenced by several factors, including NRC licensing attainment, construction and operating costs, the cost of competing fuels, regulatory and environmental requirements and financial market conditions.

The following table summarizes how SCE&G generated and used funds for property additions and construction expenditures during the three months ended March 31, 2006 and 2005:

	Three Months Ended
	March 31,
Millions of dollars	2006	2005

Net cash provided from operating activities	$76	$7
Net cash provided from (used for) financing activities	(3)	107
Cash and cash equivalents available at the beginning of the period	19	20

Funds used for utility property additions and construction expenditures	(68)	(113)
Funds used for investments	(3)	(4)

The Company's issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including the SCPSC and the Securities and Exchange Commission.

Pursuant to Section 204 of the Federal Power Act, SCE&G and GENCO must obtain the Federal Energy Regulatory Commission (FERC) authority to issue short-term debt. Effective February 8, 2006, the FERC has authorized SCE&G and GENCO to issue up to $700 million and $100 million, respectively, of unsecured promissory notes or commercial paper with maturity dates of one year or less. This authorization expires February 7, 2008.

ENVIRONMENTAL MATTERS

For information on environmental matters, see Note 4B to the condensed consolidated financial statements.

REGULATORY MATTERS

Synthetic Fuel

SCE&G holds equity-method investments in two partnerships involved in converting coal to synthetic fuel, the use of which fuel qualifies for federal income tax credits. In a January 2005 order, the SCPSC approved SCE&G’s request to apply these tax credits, net of partnership losses and other expenses, to offset the construction costs of the Lake Murray Dam project. Under the accounting methodology approved by the SCPSC, construction costs related to the project were recorded in utility plant in service in a special dam remediation account outside of rate base, and depreciation is being recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.

The level of depreciation expense and related income tax benefit recognized in the income statement is equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account is declining as accelerated depreciation is recorded.
Although these entries collectively have no impact on consolidated net income, they have a significant impact on individual line items within the income statement.

Depreciation on the Lake Murray Dam remediation account will be matched to available synthetic fuel tax credits on a quarterly basis until the balance in the dam remediation account is zero or until all of the available synthetic fuel tax credits have been utilized. The synthetic fuel tax credit program expires at the end of 2007.

The availability of the synthetic fuel tax credits is dependent on several factors, one of which is the average annual domestic wellhead price per barrel of crude oil as published by the U.S. Government. Under a phase-out provision included in the program, if the domestic wellhead reference price of oil per barrel for a given year is below an inflation-adjusted benchmark range for that year, all of the synthetic fuel tax credits that have been generated in that year would be available for use. If that price is above the benchmark range, none of the tax credits would be available. If that price falls within the benchmark range, a calculated portion of the credits would be available.

The benchmark price range for 2005, published in April 2006, is $53 to $67 per barrel, and no phase-out applied. However, SCE&G’s analysis indicates that the available synthetic fuel tax credits for 2006 are likely to be impacted by the phase-out calculation. As such, the Company recorded synthetic fuel tax credits and applied those credits to allow the recording of accelerated depreciation related to the balance in the dam remediation project account based on an estimate that only 43 percent of credits generated will be available (phase-out of 57 percent). The Company cannot predict what impact, if any, the price of oil may have on the Company’s ability to earn and utilize synthetic fuel tax credits in the future. However, there is significant uncertainty as to the continued availability of the credits in 2006 and 2007. The availability of these synthetic fuel tax credits is also subject to coal availability and other operational risks related to the generating plants.

If it is determined that available credits are not sufficient to fully recover the construction costs of the dam remediation, regulatory action to allow recovery of those remaining costs may be sought. As of March 31, 2006, remaining unrecovered costs, based on management’s recording of accelerated depreciation and related tax benefits, were $91.4 million.

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

As of March 31, 2006
Millions of dollars			Expected Maturity Date
						There-		Fair
Liabilities	2006	2007	2008	2009	2010	after	Total	Value

Long-Term Debt:
Fixed Rate ($)	169.9	39.2	39.2	139.2	39.2	1,714.4	2,141.1	2,051.3
Average Interest Rate (%)	8.51	6.86	6.86	6.33	6.86	5.88	6.17	n/a

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

ITEM 1. FINANCIAL STATEMENTS

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2006	2005
Assets
Gas Utility Plant	$1,023	$1,006
Accumulated Depreciation	(230)	(282)
Acquisition Adjustment	210	210
Gas Utility Plant, Net	1,003	934
Nonutility Property and Investments, Net	28	28
Current Assets:
Cash and cash equivalents	4	3
Restricted cash and temporary investments	-	1
Receivables, net of allowance for uncollectible accounts of $3 and $3	114	182
Receivables-affiliated companies	9	9
Inventories (at average cost):
Stored gas	66	92
Materials and supplies	6	6
Other	1	3
Total Current Assets	200	296
Deferred Debits and Other Assets:
Due from affiliate-pension asset	10	11
Regulatory assets	36	26
Other	4	3
Total Deferred Debits and Other Assets	50	40
Total	$1,281	$1,298

	March 31,	December 31,
Millions of dollars	2006	2005

Capitalization and Liabilities
Capitalization:
Common equity	$548	$528
Long-term debt, net	269	270
Total Capitalization	817	798
Current Liabilities:
Short-term borrowings	41	99
Current portion of long-term debt	3	3
Accounts payable	46	91
Accounts payable-affiliated companies	4	6
Customer deposits and customer prepayments	11	14
Taxes accrued	16	4
Interest accrued	4	6
Distributions/dividends declared	4	4
Deferred income taxes, net	2	3
Other	5	6
Total Current Liabilities	136	236
Deferred Credits and Other Liabilities:
Deferred income taxes, net	104	104
Deferred investment tax credits	1	1
Due to affiliate-postretirement benefits	19	19
Other regulatory liabilities	27	23
Asset retirement obligations	13	13
Other asset removal costs	152	91
Other	12	13
Total Deferred Credits and Other Liabilities	328	264
Commitments and Contingencies (Note 4)	-	-
Total	$1,281	$1,298

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2006	2005
Operating Revenues	$253	$246
Cost of Gas	182	172
Gross Margin	71	74

Operating Expenses:
Operation and maintenance	20	20
Depreciation and amortization	9	9
Other taxes	2	2
Total Operating Expenses	31	31

Operating Income	40	43

Other Income (Expense):
Other revenues	4	4
Other expenses	(3)	(3)
Interest charges, net of allowance for borrowed funds used during construction	(6)	(5)
Total Other Expense	(5)	(4)

Income Before Income Taxes, Earnings from Equity Method Investments
and Cumulative Effect of Accounting Change	35	39
Income Tax Expense	14	16

Income Before Earnings from Equity Method Investments and Cumulative Effect of Accounting Change	21	23
Earnings from Equity Method Investments	1	1
Cumulative Effect of Accounting Change, net of taxes	1	-
Net Income	$23	$24

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2006	2005

Cash Flows From Operating Activities:
Net income	$22	$24
Adjustments to reconcile net income to net cash provided from operating activities:
Cumulative effect of accounting change, net of taxes	1	-
Excess distributions, net of earnings from equity method investments	-	1
Depreciation and amortization	10	9
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	68	1
Inventories	26	40
Regulatory liabilities	-	1
Accounts payable	(49)	(22)
Deferred income taxes, net	(1)	-
Taxes accrued	12	14
Changes in gas adjustment clauses	(6)	25
Changes in other assets	2	-
Changes in other liabilities	(6)	(11)
Net Cash Provided From Operating Activities	79	82

Cash Flows From Investing Activities:
Construction expenditures, net of AFC	(17)	(13)
Nonutility and other	-	7
Net Cash Used For Investing Activities	(17)	(6)

Cash Flows From Financing Activities:
Short-term borrowings, net	(58)	(55)
Contributions from parent	1	-
Distributions/dividends	(4)	(4)
Net Cash Used For Financing Activities	(61)	(59)

Net Increase In Cash and Cash Equivalents	1	17
Cash and Cash Equivalents, January 1	3	1
Cash and Cash Equivalents, March 31	$4	$18

Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $0.2 and $0.1)	$7	$7
- Income taxes	4	2

Noncash Investing and Financing Activities:
Accrued construction expenditures	2	-

See Notes to Condensed Consolidated Financial Statements.

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2006
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in Public Service Company of North Carolina, Incorporated’s (PSNC Energy, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2005. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Operations are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71,“Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, as of March 31, 2006 the Company has recorded the regulatory assets and regulatory liabilities summarized as follows.

	March 31,	December 31,
Millions of dollars	2006	2005
Regulatory Assets:
Under-collections - gas cost adjustment clause	$15	$5
Deferred environmental remediation costs	10	10
Asset retirement obligations	10	10
Other	1	1
Total Regulatory Assets	$36	$26

Regulatory Liabilities:
Over-collections - gas cost adjustment clause	$24	$20
Other asset removal costs	152	91
Other	3	3
Total Regulatory Liabilities	$179	$114

Under- and over-collections-gas cost adjustment clauses represent amounts under- or over-collected from customers pursuant to the Company’s Rider D mechanism approved by the NCUC. This mechanism allows the Company to recover all prudently incurred gas costs.

Deferred environmental remediation costs represent costs associated with the assessment and cleanup of manufactured gas plant (MGP) sites currently or formerly owned by the Company. A portion of the costs incurred has been recovered through rates. Amounts incurred and deferred, net of insurance settlements, that are not currently being recovered through rates are $2.9 million. Management believes that these costs and the estimated remaining costs of $7.4 million will be recoverable.

Asset retirement obligations (AROs) represent the regulatory asset associated with conditional AROs recorded by SFAS 143, “Accounting for Asset Retirement Obligations,” and Financial Accounting Standards Board Interpretation (FIN) 47, “Accounting for Conditional Asset Retirement Obligations.”

Other asset removal costs represent net collections through depreciation rates of estimated costs to be incurred for the future removal of assets.

The NCUC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other items represent costs which are not approved for recovery by the NCUC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to NCUC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

B.   Total Comprehensive Income

Total comprehensive income was not significantly different from net income for any period reported. Accumulated other comprehensive income (loss) of the Company totaled $(0.2) million and $(0.3) million as of March 31, 2006 and December 31, 2005, respectively.

C.   Transactions with Affiliates

The Company has related party transactions with its equity method investees. The Company records as cost of gas the storage and transportation costs charged by these investees. These costs totaled $3.9 million for the three months ended March 31, 2006 and 2005. The Company owed these investees $1.3 million at March 31, 2006 and December 31, 2005. The Company received cash distributions from equity investees of $1.3 million and $1.6 million for the three months ended March 31, 2006 and 2005, respectively.

During the three months ended March 31, 2006 and 2005, the Company had sales to an affiliate for natural gas and transportation services of $5.7 million and $10.6 million, respectively.

At March 31, 2006, an affiliate owed the Company $1.8 million for natural gas and transportation services. Additionally, the Company owed an affiliate $0.2 million related to billing and collection services for the sale of energy-related products and service contracts.

D.    New Accounting Standards

SFAS 154, “Accounting Changes and Error Corrections,” was issued in June 2005. It requires retrospective application to financial statements of prior periods for every voluntary change in accounting principle unless such retrospective application is impracticable. SFAS 154 replaces Accounting Principles Board (APB) Opinion 20, “Accounting Changes,” and SFAS 3, “Reporting Accounting Changes in Interim Financial Statements,” although it carries forward some of their provisions. The Company adopted SFAS 154 in the first quarter of 2006. There was no material impact on the Company’s results of operations, cash flows or financial position.

SFAS 123 (revised 2004),“Share-Based Payment,” (SFAS 123(R)) was issued in December 2004 and requires compensation costs related to share-based payment transactions to be recognized in the financial statements. With limited exceptions, compensation cost is measured based on the grant-date fair value of the instruments issued and is recognized over the period that an employee provides service in exchange for the award. SFAS 123(R) replaces SFAS 123, “Accounting for Stock-Based Compensation” and supersedes APB 25, “Accounting for Stock Issued to Employees.” The cumulative effect of the adoption of SFAS 123(R) on January 1, 2006 resulted in a $0.7 million (net of tax) gain in the first quarter of 2006 based on a reduction of prior compensation accruals for performance awards granted in 2004 and 2005.

E.    Reclassifications

Certain amounts from prior periods have been reclassified to conform with the presentation adopted for 2006.

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

The Company’s benchmark cost of gas in effect during the period January 1, 2005 through March 31, 2006 was as follows:

Rate Per Therm	Effective Date
$.825	January 2005
$.725	February-July 2005
$.825	August-September 2005
$1.100	October 2005
$1.275	November-December 2005
$1.075	January 2006
$0.875	February 2006
$0.825	March 2006

On April 3, 2006, the Company filed an application with the NCUC requesting a 4.9 percent, or $28.4 million, increase in its base rates. The Company also requested a $7.5 million reduction in the fixed-cost portion of its cost of gas, resulting in an overall increase of 3.6 percent, or $20.9 million, in rates and charges for natural gas utility service. The rate increase is largely associated with recovering increased plant investment and operating costs. If approved, the new rates will be effective for the 2006-2007 winter season. A hearing is scheduled for August 2006.

On January 11, 2006, the NCUC approved the Company’s request to place all impacts to its results of operation caused by the adoption of FIN 47 in regulatory deferred accounts. SFAS 143, together with FIN 47, provides guidance for recording and disclosing liabilities related to future legally enforceable obligations to retire assets (ARO).

Refunds from the Company’s interstate pipeline transporters are placed in a state-approved expansion fund and provide financing for expansion into areas that otherwise would not be economically feasible to serve. In September 2005, the NCUC approved the Company’s request for disbursement of up to $1.1 million from the state expansion fund to extend natural gas service to Louisburg, North Carolina. The project will be completed in 2006.

3.         FINANCIAL INSTRUMENTS

The Company utilizes various financial derivatives, including those designated as cash flow hedges related to natural gas. The Company also utilizes swap agreements to manage interest rate risk. These transactions are more fully described in Note 7 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company utilizes derivative financial instruments for hedging natural gas purchases. Transaction fees and any realized gains or losses are recorded in deferred accounts for subsequent rate consideration. As of March 31, 2006, the Company had a deferred net realized gain of $8.1 million. In addition, as of March 31, 2006, the Company had unrealized losses of $1.7 million, also recorded in other regulatory assets.

The Company also utilizes a swap agreement to manage interest rate risk. At March 31, 2006 the estimated fair value of the Company’s swap was $0.1 million (gain) related to a notional amount of $22.4 million.

4.	COMMITMENTS AND CONTINGENCIES

          The Company is responsible for environmental cleanup at five sites in North Carolina on which MGP residuals are present or suspected. The Company’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. The Company has recorded a liability and associated regulatory asset of $7.4 million, which reflects its estimated remaining liability at March 31, 2006. Amounts incurred and deferred to date, net of insurance settlements, that are not currently being recovered through rates are $2.9 million. Any cost arising from this matter is expected to be recoverable through rates.

5.       SEGMENT OF BUSINESS INFORMATION

Gas Distribution is the Company’s only reportable segment. Gas Distribution uses operating income to measure profitability. Intersegment revenues were not significant. All Other includes equity method investments.

		2006				2005

	External	Operating	Net	Segment	External	Operating	Net	Segment
(Millions of dollars)	Revenue	Income	Income	Assets	Revenue	Income	Income	Assets
Three Months Ended March 31,
Gas Distribution	$253	$40	n/a	$1,120	$246	$43	n/a	$1,055
All Other	-	n/a	-	28	-	n/a	-	27
Adjustments/Eliminations	-	-	$23	133	-	-	$24	66
Consolidated Total	$253	$40	$23	$1,281	$246	$43	$24	$1,148

ITEM 2.   MANAGEMENT’S NARRATIVE ANALYSIS OF RESULTS OF OPERATIONS

PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED

The following discussion should be read in conjunction with Management’s Narrative Analysis of Results of Operations appearing in Public Service Company of North Carolina, Incorporated’s (together with its consolidated subsidiaries, PSNC Energy) Annual Report on Form 10-K for the year ended December 31, 2005.

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

Net Income and Distributions/Dividends

Net income for the three months ended March 31, 2006 decreased $1.0 million compared to the same period in 2005, primarily due to decreased margin.

The nature of PSNC Energy’s business is seasonal. The quarters ending March 31 and December 31 are generally PSNC Energy’s most profitable quarters due to increased demand for natural gas related to space heating requirements.

PSNC Energy’s Board of Directors has authorized the following distributions/dividends on common stock held by SCANA during 2006:

Declaration Date	Amount	Quarter Ended	Payment Date
February 16, 2006	$3.9 million	March 31, 2006	April 1, 2006
April 27, 2006	$3.9 million	June 30, 2006	July 1, 2006

Gas Distribution

Gas distribution is comprised of the local distribution operations of PSNC Energy. Changes in the gas distribution sales margins were as follows:

	Three Months Ended March 31,
Millions of dollars	2006	% Change	2005

Operating revenues	$253.0	2.9%	$245.9
Less: Gas purchased for resale	182.2	5.9%	172.1
Margin	$70.8	(4.1)%	$73.8

Gas distribution sales margin decreased primarily due to lower customer usage, despite a 3.4 percent increase in customer growth. This decrease in consumption is attributable to conservation due to higher natural gas prices and due to milder weather.

Income Taxes

Income taxes changed primarily as a result of changes in operating and other income.

Capital Expansion Program and Liquidity Matters

PSNC Energy’s capital expansion program includes the construction of lines, systems and facilities and the purchase of related equipment. PSNC Energy’s 2006 construction budget is $71 million, compared to actual construction expenditures through March 31, 2006 of $17 million. PSNC Energy’s ratio of earnings to fixed charges for the 12 months ended March 31, 2006 was 2.85.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2006 each of SCANA Corporation (SCANA), South Carolina Electric & Gas Company (SCE&G) and Public Service Company of North Carolina, Incorporated (PSNC Energy) conducted separate evaluations under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of the design and operation of its disclosure controls and procedures. Based on these evaluations, the CEO and CFO in each case concluded that as of March 31, 2006 disclosure controls and procedures related to each company were effective. There has been no change in SCANA’s, SCE&G’s or PSNC Energy’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected or is reasonably likely to materially affect SCANA’s, SCE&G’s or PSNC Energy’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Each of SCANA Corporation (SCANA), South Carolina Electric & Gas Company (SCE&G) and Public Service Company of North Carolina, Incorporated (PSNC Energy) are engaged in various claims and litigation incidental to their business operations which management anticipates will be resolved without material loss. The status of matters previously disclosed in their respective 2005 Annual Reports on Form 10-K have not changed significantly.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
PUBLIC SERVICE COMPANY OF NORTH CAROLINA, INCORPORATED
(Registrants)

By:	/s/James E. Swan, IV
May 4, 2006	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit			PSNC
No.	SCANA	SCE&G	Energy	Description

3.12		X		Articles of Amendment dated March 14, 2006, amending the Restated Articles of Incorporation of South Carolina Electric & Gas Company (Filed as Exhibit 3.01 to Form 8-K dated March 17, 2006)
3.13		X		Articles of Correction dated March 17, 2006, amending the Articles of Amendment dated March 14, 2006 of South Carolina Electric & Gas Company (Filed as Exhibit 3.02 to Form 8-K dated March 17, 2006)
10.01	X			Amendment to SCANA Corporation Director Compensation and Deferral Plan as adopted December 20, 2005 (Filed herewith)
10.02	X			Amendment to SCANA Corporation Executive Deferred Compensation Plan as adopted December 20, 2005 (Filed herewith)
31.01	X			Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X			Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.05			X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.06			X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X			Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02	X			Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.03		X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.04		X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.05			X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.06			X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)