Form 10-Q
period 2008-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2008-05-02
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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
(803) 217-9000

Indicate by check mark whether the registrants: (1) have filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrants were required to file such reports), and (2) have been subject to such filing requirements for the past 90 days.  SCANA Corporation Yes ☒ No ☐ South Carolina Electric & Gas Company Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer”  and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SCANA Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐
South Carolina Electric & Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2008
SCANA Corporation	Without Par Value	116,664,933
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

MARCH 31, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules, estimated construction and other expenditures and factors affecting the availability of synthetic fuel tax credits. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

(1)       the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment;

(2)       regulatory actions, particularly changes in rate regulation and environmental regulations;

(3)       current and future litigation;

(4)       changes in the economy, especially in areas served by subsidiaries of SCANA Corporation
           (SCANA);

(5)       the impact of competition from other energy suppliers, including competition from alternate fuels in industrial interruptible markets;

(6)       growth opportunities for SCANA’s regulated and diversified subsidiaries;

(7)       the results of financing efforts;

(8)       changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

(9)       the effects of weather, including drought, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries are located and in areas served by SCANA’s subsidiaries;

(10)     payment by counterparties as and when due;

(11)     the results of efforts to license, site and construct facilities for baseload electric generation;

(12)     the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity;
           the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(13)     performance of SCANA’s pension plan assets;

(14)     inflation;

(15)     compliance with regulations; and

(16)     the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or South Carolina Electric & Gas Company (SCE&G) with the United States Securities and Exchange
           Commission (SEC).

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

SCANA CORPORATION
FINANCIAL SECTION

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2008	2007
Assets
Utility Plant In Service	$9,894	$9,807
Accumulated Depreciation and Amortization	(3,029)	(2,981)
	6,865	6,826
Construction Work in Progress	494	400
Nuclear Fuel, Net of Accumulated Amortization	83	82
Acquisition Adjustments	230	230
Utility Plant, Net	7,672	7,538

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $87 and $84	136	131
Assets held in trust, net-nuclear decommissioning	62	62
Other investments	82	82
Nonutility Property and Investments, Net	280	275

Current Assets:
Cash and cash equivalents	178	134
Receivables, net of allowance for uncollectible accounts of $17 and $10	660	641
Receivables - affiliated companies	2	29
Inventories (at average cost):
Fuel	188	286
Materials and supplies	109	107
Emission allowances	28	33
Prepayments and other	96	62
Deferred income taxes	4	9
Total Current Assets	1,265	1,301

Deferred Debits and Other Assets:
Pension asset, net	230	224
Regulatory assets	686	712
Other	116	115
Total Deferred Debits and Other Assets	1,032	1,051
Total	$10,249	$10,165

	March 31,	December 31,
Millions of dollars	2008	2007
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$3,022	$2,960
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	3,128	3,066
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	3,276	2,879
Total Capitalization	6,411	5,952

Current Liabilities:
Short-term borrowings	356	627
Current portion of long-term debt	233	233
Accounts payable	359	401
Accounts payable - affiliated companies	6	27
Customer deposits and customer prepayments	75	85
Taxes accrued	79	156
Interest accrued	52	51
Dividends declared	56	53
Other	66	88
Total Current Liabilities	1,282	1,721

Deferred Credits and Other Liabilities:
Deferred income taxes, net	960	944
Deferred investment tax credits	104	104
Asset retirement obligations	312	307
Postretirement benefits	186	185
Regulatory liabilities	868	830
Other	126	122
Total Deferred Credits and Other Liabilities	2,556	2,492

Commitments and Contingencies (Note 5)	-	-
Total	$10,249	$10,165

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2008	2007

Operating Revenues:
Electric	$488	$443
Gas - regulated	482	435
Gas - nonregulated	563	485
Total Operating Revenues	1,533	1,363

Operating Expenses:
Fuel used in electric generation	177	156
Purchased power	5	11
Gas purchased for resale	838	727
Other operation and maintenance	177	174
Depreciation and amortization	80	91
Other taxes	43	41
Total Operating Expenses	1,320	1,200

Operating Income	213	163

Other Income (Expense):
Other income	19	29
Other expenses	(10)	(17)
Interest charges, net of allowance for borrowed funds
used during construction of $3 and $2	(53)	(53)
Preferred dividends of subsidiary	(2)	(2)
Allowance for equity funds used during construction	3	1
Total Other Expense	(43)	(42)

Income Before Income Tax Expense and
Earnings (Losses) from Equity Method Investments	170	121
Income Tax Expense	62	30

Income Before Earnings (Losses) from Equity Method Investments	108	91
Earnings (Losses) from Equity Method Investments	1	(5)

Net Income	$109	$86

Basic and Diluted Earnings Per Share of Common Stock	$.94	$.73
Weighted Average Shares Outstanding (millions)	116.7	116.7

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2008	2007
Cash Flows From Operating Activities:
Net income	$109	$86
Adjustments to reconcile net income to net cash provided from operating activities:
Excess (earnings) losses, net of distributions from equity method investments	(1)	5
Depreciation and amortization	80	92
Amortization of nuclear fuel	5	5
Allowance for equity funds used during construction	(2)	-
Carrying cost recovery	(1)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	8	63
Inventories	86	49
Prepayments and other	(27)	7
Pension asset	(4)	(6)
Other regulatory assets	40	41
Deferred income taxes, net	21	18
Regulatory liabilities	21	5
Postretirement benefits	1	1
Accounts payable	(65)	(107)
Taxes accrued	(77)	(65)
Interest accrued	1	(3)
Changes in fuel adjustment clauses	(10)	(12)
Changes in other assets	(3)	19
Changes in other liabilities	(28)	(53)
Net Cash Provided From Operating Activities	154	144
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(171)	(138)
Proceeds from sale of assets	1	-
Nonutility property additions	(7)	(11)
Investments	-	(8)
Net Cash Used For Investing Activities	(177)	(157)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	493	-
Repayment of debt	(102)	(26)
Redemption/repurchase of equity securities	-	(3)
Dividends	(53)	(51)
Short-term borrowings, net	(271)	(56)
Net Cash Provided From (Used For) Financing Activities	67	(136)
Net Increase (Decrease) In Cash and Cash Equivalents	44	(149)
Cash and Cash Equivalents, January 1	134	201
Cash and Cash Equivalents, March 31	$178	$52
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $3 and $2)	$45	$55
- Income taxes	38	4

Noncash Investing and Financing Activities:
Accrued construction expenditures	90	35

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2008	2007
Net Income	$109	$86
Other Comprehensive Income, net of tax:
Gains (losses) on hedging activities:
Unrealized holding gains arising during period, net	6	7
Realized losses on cash flow derivatives	(3)	-
Reclassification adjustment for losses included in net income	3	11
Total Comprehensive Income (1)	$115	$104

(1) Accumulated other comprehensive loss totaled $15.6 million as of March 31, 2008 and $22.3 million as of
December 31, 2007.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA Corporation’s (SCANA and, together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2007. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71, which requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities summarized as follows.

	March 31,	December 31,
Millions of dollars	2008	2007
Regulatory Assets:
Accumulated deferred income taxes	$161	$161
Under-collections - gas cost adjustment clauses	9	45
Environmental remediation costs	27	26
Asset retirement obligations and related funding	280	274
Franchise agreements	51	52
Deferred regional transmission organization costs	5	5
Deferred employee benefit plan costs	118	120
Other	35	29
Total Regulatory Assets	$686	$712

Regulatory Liabilities:
Accumulated deferred income taxes	$34	$35
Over-collections – electric fuel and gas cost adjustment clauses	45	19
Other asset removal costs	658	643
Storm damage reserve	50	49
Planned major maintenance	18	15
Monetization of bankruptcy claim	45	45
Other	18	24
Total Regulatory Liabilities	$868	$830

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset. Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Under- and over-collections - electric fuel and gas cost adjustment clauses, net, represent amounts under- or over-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) or North Carolina Utilities Commission (NCUC) during annual hearings.  In addition to fuel and purchased gas, included in these amounts are regulatory assets or liabilities arising from realized and unrealized gains and losses incurred in the natural gas hedging programs of the Company’s regulated operations. In addition, the cost of emission allowances and certain reagents used to treat fuel emissions are included.

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates, of which $18.5 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs annually.  Costs incurred through June 30, 2006, at sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy) are being recovered through rates over a three-year period, of which $1.9 million remain.  In addition, management believes that costs incurred subsequent to June 30, 2006, totaling $2.2 million, net of insurance proceeds, at March 31, 2008, and the estimated remaining costs of $4.6 million, will be recoverable by PSNC Energy through rates.

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

Deferred regional transmission organization costs represent costs incurred by SCE&G in the United States Federal Energy Regulatory Commission (FERC)-mandated formation of GridSouth. The project was suspended in 2002. Effective January 2005, the SCPSC approved the amortization of these amounts through cost of service rates over five years.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums.  During the three months ended March 31, 2008, $0.7 million was drawn from the reserve.  No amounts were drawn from this reserve for the three months ended March 31, 2007.

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

The SCPSC and the NCUC (collectively, state commissions) or FERC have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets represent costs which have not been approved for recovery by a state commission or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to regulatory approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

B.       Earnings Per Share

 In accordance with SFAS 128, “Earnings Per Share,” the Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. The Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock. The Company uses the treasury stock method in determining total dilutive potential common stock. The Company has issued no securities that would have an antidilutive effect on earnings per share.

C.       Affiliated Transactions

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $2.3 million at March 31, 2008 and $28.8 million at December 31, 2007.  SCE&G’s payables to these affiliated companies were $6.2 million at March 31, 2008 and $26.9 million at December 31, 2007. SCE&G’s investment in the two partnerships is expected to be liquidated in 2008 as a result of the expiration of the synthetic fuel tax credit program at the end of 2007.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity method investment.  SCE&G’s payables to the LLC were $2.5 million at March 31, 2008 and $2.1 million at December 31, 2007.  SCE&G purchased $7.7 million and $7.3 million of shaft horsepower from the LLC for the three months ended March 31, 2008 and 2007, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007
Three months ended March 31,
Service cost	$3.9	$3.5	$1.1	$1.2
Interest cost	10.9	10.3	3.0	3.0
Expected return on assets	(20.4)	(20.1)	-	-
Prior service cost amortization	1.7	1.7	0.3	0.3
Transition obligation amortization	-	-	0.2	0.2
Amortization of actuarial loss	-	-	-	0.3
Net periodic benefit (income) cost	$(3.9)	$(4.6)	$4.6	$5.0

E.       New Accounting Matters

SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” was issued in March 2008.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company has not determined what impact, if any, the adoption will have on the Company’s  results of operations, cash flows or financial position.

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

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007. SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 became effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure at fair value any permitted items that are not otherwise required to be measured at fair value.  As a result, SFAS 159 has not had an impact on the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 157, “Fair Value Measurements,” in the first quarter of 2008 for financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As permitted by FASB Staff Position 157-2 (FSP FAS 157-2), the Company will adopt SFAS 157 for all other nonfinancial assets and liabilities in the first quarter of 2009.  SFAS 157 establishes a framework for measuring the fair value of assets and liabilities recognized in the financial statements in periods subsequent to initial recognition.  The initial adoption of SFAS 157 did not impact the Company’s results of operations, cash flows or financial position.

The Company relies on market transactions to fair value available for sale securities and derivative instruments.  At March 31, 2008, fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements at March 31, 2008 Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3	-	-
Derivative instruments	36	$1	-

Liabilities:
Derivative instruments	34	13	-

F.       Income and Other Taxes

No material changes in the status of the Company’s tax positions have occurred through March 31, 2008.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

On March 31, 2008 SCE&G, along with the South Carolina Public Service Authority (Santee Cooper), filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  The COL, if approved, would authorize SCE&G and Santee Cooper to build and operate up to two new nuclear generating units at the existing V. C. Summer Nuclear Station site.  The NRC’s review process is expected to last approximately three to four years.  Upon approval from the SCPSC discussed below, construction could begin shortly thereafter, with a projected in-service date of 2016 for the first unit.

On April 1, 2008, SCE&G filed a Letter of Intent with the SCPSC and the South Carolina Office of Regulatory Staff (ORS) indicating that SCE&G plans to file an application pursuant to the Base Load Review Act (the Act), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order (Combined Application).    Based on an application filed by the utility under the Act, the SCPSC would review and rule on the prudency of the decision to build.  If the decision were found to be prudent, that finding would be binding on all future SCPSC proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections set forth in the approved application.  In addition, beginning with the initial proceeding, the utility would be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on the utility’s updated cost of debt and capital structure.  The cost of service and rate design would be based on the rates approved in the utility’s most recent electric rate order.  The utility may choose to file for a project-specific return on common equity or use the return from its most recent rate proceeding if the proceeding is less than five years old.  SCE&G’s current allowed return on common equity is 11%.  SCE&G expects to file the Combined Application in the second quarter of 2008.

In a December 2007 order the SCPSC granted SCE&G an increase in retail electric revenues of approximately $76.9 million, or 4.4%, based on a test year calculation.  The order granted an allowed return on common equity of 11%.  The new rates became effective January 1, 2008.

In the December 2007 order, the SCPSC also extended through 2015 its approval of the accelerated capital recovery plan for SCE&G’s Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station up to $36 million annually without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the immediately following year. No such additional depreciation has been recognized.

In October 2007 the SCPSC approved SCE&G’s request to increase the storm damage reserve cap from $50 million to $100 million.  In addition, the SCPSC approved SCE&G’s request to apply certain transmission and distribution insurance premiums against the reserve until SCE&G files its next retail electric rate case.

In May 2007, South Carolina law was changed to revise the statutory definition of fuel costs to include certain variable environmental costs such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions.  The revised definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, and mercury and particulates.

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.

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

SCE&G’s tariffs included a purchase gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a twelve-month rolling average.

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

On March 31, 2008 PSNC Energy filed a general rate case application with the NCUC requesting a 2.99%, or $20.4 million, increase in its base rates.  The rate increase is largely associated with recovering costs related to expanding and operating its pipeline system.  In its application, PSNC Energy is also requesting to implement a customer usage tracker (CUT), a rate decoupling mechanism that breaks the link between revenues and the amount of natural gas sold.  If approved, the CUT would allow PSNC Energy to periodically adjust its base rates for residential and commercial customers based on customer consumption.  Finally, PSNC Energy is proposing several conservation initiatives and requesting recovery of the associated  costs.  A hearing on the application has been scheduled for the week of August 25, 2008.

In May 2007 the NCUC approved PSNC Energy’s request to eliminate the use of its dual residential customer rate structure and replace it with a single residential rate.   The NCUC also ordered that PSNC Energy establish a new residential rate structure by November 1, 2007.  In October 2007 the NCUC approved PSNC Energy’s request to implement a residential service rate which has a winter/summer differential of 6 cents per therm effective November 1, 2007.  The higher winter rate will help recover costs associated with operating the system pipeline during high customer demand.  These changes in the rate structure had no impact on 2007 earnings.

3.         LONG-TERM DEBT

            On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.   The proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.

On March 12, 2008 SCANA issued $250 million of Medium Term Notes bearing an annual interest rate of 6.25% and maturing on April 1, 2020.  The proceeds from the sale of these notes were or will be used to repay short-term debt incurred to pay at maturity on March 1, 2008 $100 million of floating rate Medium Term Notes, to pay at maturity $115 million of Medium Term Notes, due October 23, 2008, to repay other short-term debt and for general corporate purposes.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

4.       FINANCIAL INSTRUMENTS

The Company utilizes various financial derivatives, including those designated as cash flow hedges related to natural gas. The Company also utilizes swap agreements to manage interest rate risk. These transactions are more fully described in Note 9 to the consolidated financial statements in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2007.

At March 31, 2008 the Company’s fair value interest rate swap totaled $1.0 million (gain) related to combined notional amounts of $16.0 million.  At March 31, 2008 the Company’s cash flow interest rate swap totaled $12.1 million (loss) related to combined notional amounts of $40.0 million.

The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of related derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized and unrealized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.

The Company’s nonregulated gas operations recognize gains and losses as a result of qualifying cash flow hedges whose hedged transactions occur during the reporting period and record them in cost of gas. The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.  The Company estimates that most of the March 31, 2008 unrealized gain balance of $6.2 million, net of taxes, will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months as an decrease to gas cost if market prices remain at current levels. As of March 31, 2008, all of the Company’s cash flow hedges settle by their terms before the end of 2010.

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain of its natural gas storage facilities.  At March 31, 2008, such counterparties held 43% of PSNC Energy’s natural gas inventory, with a carrying value of $13.9 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2009.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2007.  Commitments and contingencies at March 31, 2008 include the following:

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, the one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $14.1 million.

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

B.      Environmental

SCE&G

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR sets emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies have challenged the rule, seeking a change in the method CAIR uses to allocate sulfur dioxide emission allowances.  Additional air quality controls will be needed to meet the CAIR requirements.  These controls will include selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at both Wateree and Williams Stations for sulfur dioxide reduction.  SCE&G and GENCO expect to incur capital expenditures totaling approximately $560 million through 2010 to install this new equipment.  These costs will be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $14.2 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance, through rates.  At March 31, 2008, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $18.5 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $4.6 million, which reflects its estimated remaining liability at March 31, 2008.  PSNC Energy expects to recover through rates any costs, net of insurance recoveries, allocable to PSNC Energy arising from the remediation of these sites through rates.

C.        Claims and Litigation

  In February 2008 the consumer affairs staff (the staff) of the Georgia Public Service Commission (GPSC) recommended that the GPSC open an investigation into whether SCANA Energy Marketing, Inc. (SCANA Energy) had overcharged certain of its customers.  The staff  asserted that SCANA Energy confused certain customers, charged certain customers in excess of the published price, and failed to give proper notice of an alleged change in methodology for computing variable rates.  In March 2008 the GPSC voted to commence the investigation recommended by the staff, and a hearing is scheduled to begin in June.  The Company believes that the staff’s assertions are without merit and will cooperate with the investigation.  Although the Company cannot determine the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

 On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., containing similar allegations to those alleged by the staff and seeking damages on behalf of a class of Georgia customers.  While the litigation is in its early stages, SCANA Energy believes the allegations are without merit and will vigorously defend itself.  Although the Company cannot determine the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

 In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit Court ruling is not immediately appealable.  The plaintiff’s motion for class certification was recently heard, and the judge has conditionally certified the class.  The class remains limited to easements in Charleston County.  SCANA and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets

Three Months Ended March 31, 2008
Electric Operations	$488	$3	$98	n/a	$5,996
Gas Distribution	480	-	77	n/a	1,917
Gas Transmission	2	11	5	n/a	328
Retail Gas Marketing	265	-	n/a	$22	195
Energy Marketing	298	70	n/a	-	155
All Other	8	84	n/a	(1)	1,266
Adjustments/Eliminations	(8)	(168)	33	88	392
Consolidated Total	$1,533	$-	$213	$109	$10,249

Three Months Ended March 31, 2007
Electric Operations	$443	$2	$56	n/a	$5,617
Gas Distribution	433	-	74	n/a	1,801
Gas Transmission	2	11	5	n/a	287
Retail Gas Marketing	241	-	n/a	$18	186
Energy Marketing	244	65	n/a	-	108
All Other	18	85	n/a	(4)	541
Adjustments/Eliminations	(18)	(163)	28	72	1,064
Consolidated Total	$1,363	$-	$163	$86	$9,604

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA Corporation’s (SCANA, and together with its consolidated subsidiaries, the Company) Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
AS COMPARED TO THE CORRESPONDING PERIOD IN 2007

Earnings Per Share

Earnings per share was as follows:

Millions of dollars	2008	2007

Earnings per share	$.94	$.73

Earnings per share increased primarily due to higher electric margin of $.16 and higher natural gas margin of $.07.  These increases were partially offset by higher operating expenses and other items aggregating $.02.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2008:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 14, 2008	$.46	March 10, 2008	April 1, 2008
April 24, 2008	.46	June 10, 2008	July 1, 2008

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2008	% Change	2007
Operating revenues	$487.9	10.2%	$442.7
Less: Fuel used in generation	176.9	13.5%	155.9
Purchased power	4.7	(58.4)%	11.3
Margin	$306.3	11.2%	$275.5

Margin increased by $17.5  million due to increased retail electric rates that went into effect in January 2008, by $4.4 million due to customer growth and usage, by $6.2 million due to higher off-system sales and by $1.6 million due to higher industrial sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy). Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2008	% Change	2007
Operating revenues	$479.7	10.8%	$433.0
Less: Gas purchased for resale	343.5	13.2%	303.5
Margin	$136.2	5.2%	$129.5

Margin at SCE&G increased by $2.0 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $1.3 million due to customer growth.  Margin at PSNC Energy increased by $3.4 million due primarily to customer growth.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC). Gas transmission revenues (including transactions with affiliates) were as follows:

Millions of dollars	2008	% Change	2007
Transportation revenue	$12.9	5.7%	$12.2
Other operating revenues	-	(100.0)%	0.9
Revenues	$12.9	(1.5)%	$13.1

     Revenues decreased primarily due to the recognition of other revenue received from a bankrupt customer in January 2007.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income were as follows:

Millions of dollars	2008	% Change	2007
Operating revenues	$265.0	10.0%	$240.8
Net income	$21.5	17.5%	$18.3

Operating revenues increased primarily as a result of higher average retail prices and volumes.  Net income increased primarily due to higher margin, partially offset by higher bad debt expense.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net loss were as follows:

Millions of dollars	2008	% Change		2007
Operating revenues	$368.1	19.4%		$308.4
Net loss	$(0.3)	*	%	$(0.1)
*Greater than 100%

Operating revenues increased primarily due to customer growth.  Net loss increased due to higher operating expenses of $0.4 million, partially offset by higher margin on sales of $0.2 million.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

Millions of dollars	2008	% Change	2007
Other operation and maintenance	$177.3	1.9%	$174.0
Depreciation and amortization	79.6	(12.6)%	91.1
Other taxes	43.8	7.1%	40.9

Other operation and maintenance expenses increased primarily due to higher incentive and other benefit costs.  Depreciation and amortization expense decreased by $12.0 million due to the expiration of the synthetic fuel tax credits program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits).  Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) declined in 2008 compared to 2007 primarily due to lower royalties earned in connection with the operation of a synthetic fuel plant.

Income Taxes

Income tax expense increased primarily due to changes in operating income and the recognition of no synthetic fuel tax credits during the first three months of 2008 compared to $11.4 million during the same period in 2007.

Recognition of Synthetic Fuel Tax Credits

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel, the use of which fuel qualified for federal income tax credits. Under an accounting methodology approved by the SCPSC in a January 2005 order, construction costs related to the Lake Murray back-up dam project were recorded in utility plant in service in a special dam remediation account, outside of rate base, and depreciation was recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.  The synthetic fuel tax credit program expired at the end of 2007.

For 2007, the level of depreciation expense and related tax benefit recognized in the income statement was equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declined as accelerated depreciation was recorded. Although these entries collectively had no impact on consolidated net income, they did have a significant impact on individual line items within the income statement.  The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the first quarter of 2007 were as follows:

Millions of dollars
Depreciation and amortization recapture (expense)	$(12.0)
Income tax benefits:
From synthetic fuel tax credits	10.9
From accelerated depreciation	4.6
From partnership losses	2.1
Total income tax benefits	17.6

Losses from Equity Method Investments	(5.6)

Impact on Net Income	$-

In addition, SCE&G records non-cash carrying costs on the unrecovered investment, which amounts were $1.4 million and $1.1 million in the first quarter of 2008 and 2007, respectively.

Available credits were not sufficient to fully recover the construction costs of dam remediation; therefore, regulatory action to allow recovery of remaining costs will likely be sought. As of March 31, 2008, remaining unrecovered costs, including carrying costs, were $69.9 million.  The Company expects these costs to be recoverable through rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the 3 and 12 months ended March 31, 2008 were 3.80 and 3.22, respectively.

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

The Company’s issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions and the Federal Energy Regulatory Commission (FERC).

On March 12, 2008 SCANA issued $250 million of Medium Term Notes bearing an annual interest rate of 6.25% and maturing on April 1, 2020.  The proceeds from the sale of these notes were or will be used to repay short-term debt incurred to pay at maturity on March 1, 2008 $100 million of floating rate Medium Term Notes, to pay at maturity $115 million of Medium Term Notes, due October 23, 2008, to repay other short-term debt and for general corporate purposes.

On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  The proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.

In the fourth quarter of 2007 SCE&G entered into several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  These swaps were terminated in January 2008 concurrent with the issuance by SCE&G of $250 million of its bonds.  The loss of approximately $14.0 million on the settlement of these swaps will be amortized over the 30-year life of the bonds.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires February 6, 2010.

SCE&G expects to add additional base load electric generation in 2016.  Based on an evaluation of alternatives, SCE&G and Santee Cooper, a state-owned utility in South Carolina (joint owners of Summer Station) have selected the Summer Station site as the preferred site for new nuclear generation. Due to the significant lead time required for construction of nuclear generation, on March 31, 2008 the joint owners filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) that would cover up to two new nuclear units. The COL application is expected to be reviewed by the NRC for an estimated three to four years.  In addition, on April 1, 2008 SCE&G announced that an agreement had been reached authorizing the purchase of long lead-time materials for up to two new Westinghouse AP 1000 nuclear generating units.  While seeking authorization from regulators for two plants and maintaining a position on the schedule for long-lead materials for two plants, SCE&G intends to maintain flexibility, as to the number of plants to build, through contractual off-ramps up until the final notice to proceed with construction is granted which SCE&G anticipates will be in 2011.

On April 1, 2008, SCE&G filed a Letter of Intent with the SCPSC and the South Carolina Office of Regulatory Staff (ORS) indicating that SCE&G plans to file an application pursuant to the Base Load Review Act (the Act), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order (Combined Application).    Based on an application filed by the utility under the Act, the SCPSC would review and rule on the prudency of the decision to build.  If the decision were found to be prudent, that finding would be binding on all future proceedings so long as  construction proceeds in accordance with the schedules, estimates and projections set forth in the approved application.  In addition, beginning with the initial proceeding, the utility would be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on the utility’s updated cost of debt and capital structure.  The cost of service and rate design would be based on the rates approved in the utility’s most recent electric rate order.  The utility may choose to file for a project-specific return on common equity or use the return from its most recent rate proceeding if the proceeding is less than five years old.  SCE&G’s current allowed return on common equity is 11%.  SCE&G expects to file the Combined Application in the second quarter of 2008.

ENVIRONMENTAL AND REGULATORY MATTERS

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR sets emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies have challenged the rule, seeking a change in the method CAIR uses to allocate sulfur dioxide emission allowances.  Additional air quality controls will be needed to meet the CAIR requirements.  These controls will include selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at both Wateree and Williams Stations for sulfur dioxide reduction.  SCE&G and GENCO expect to incur capital expenditures totaling approximately $560 million through 2010 to install this new equipment.  These costs will be recoverable through rates.

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

See notes to the condensed consolidated financial statements for additional information related to environmental matters (Note 5B) and regulatory matters (Note 2).

OTHER MATTERS

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

See Note 5C to the condensed consolidated financial statements for additional information related to claims and litigation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company described below are held for other than trading purposes.

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

As of March 31, 2008	Expected Maturity

						There-		Fair
Millions of dollars	2008	2009	2010	2011	2012	After	Total	Value
Long-Term Debt Issued:
Fixed Rate ($)	123.2	108.2	14.8	619.3	265.5	2,258.1	3,389.1	3,442.5
Average Fixed Interest Rate (%)	5.96	6.27	6.87	6.78	6.23	5.97	6.15
Variable Rate ($)			1.6	1.6	1.6	35.2	40.0	41.0
Variable Interest Rate (%)			6.47	6.47	6.47	6.47	6.47

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)	3.2	3.2	3.2	3.2	3.2		16.0	1.0
Pay Interest Rate (%)	5.89	5.89	5.89	5.89	5.89		5.89
Receive Interest Rate (%)	8.75	8.75	8.75	8.75	8.75		8.75
Pay Fixed/Receive Variable ($)			1.6	1.6	1.6	35.2	40.0	(12.1)
Pay Interest Rate (%)			6.47	6.47	6.47	6.47	6.47
Receive Interest Rate (%)			3.78	3.78	3.78	3.78	3.78

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

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Purchased Put	Purchased Put
2008	Long	Short		(Long)	(Short)	(Long)
Settlement Price (a)	10.52	10.97	Strike Price (a)	9.35	7.84	8.05
Contract Amount (b)	21.1	0.8	Contract Amount (b)	16.1	9.3	25.7
Fair Value (b)	25.7	0.9	Fair Value (b)	3.2	0.1	(0.3)

2009
Settlement Price (a)	10.48	11.10	Strike Price (a)	10.60
Contract Amount (b)	34.1	1.8	Contract Amount (b)	2.5
Fair Value (b)	39.6	2.1	Fair Value (b)	0.4

2010
Settlement Price (a)	8.98	-
Contract Amount (b)	3.5	-
Fair Value (b)	3.1	-

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2008	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	98.0	68.9	8.0
Average pay rate (a)	8.590	9.017	9.528
Average received rate (a)	10.482	10.347	8.981
Fair value (b)	119.5	79.0	7.5

Pay variable/receive fixed (b)	22.2	6.3	-
Average pay rate (a)	10.656	11.145	-
Average received rate (a)	9.783	10.365	-
Fair value (b)	20.4	5.9	-

Basis Swaps:
Pay variable/receive variable (b)	27.8	8.1	4.4
Average pay rate (a)	10.393	10.349	9.141
Average received rate (a)	10.425	10.352	9.090
Fair value (b)	27.9	8.1	4.4

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2008, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2008, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
Millions of dollars	2008	2007
Assets
Utility Plant In Service	$8,446	$8,380
Accumulated Depreciation and Amortization	(2,690)	(2,643)
	5,756	5,737
Construction Work in Progress	478	383
Nuclear Fuel, Net of Accumulated Amortization	83	82
Utility Plant, Net	6,317	6,202

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	38	38
Assets held in trust, net - nuclear decommissioning	62	62
Nonutility Property and Investments, Net	100	100

Current Assets:
Cash and cash equivalents	32	41
Receivables, net of allowance for uncollectible accounts of $2 and $2	304	320
Receivables - affiliated companies	2	29
Inventories (at average cost):
Fuel	116	139
Materials and supplies	100	97
Emission allowances	28	33
Prepayments and other	69	52
Deferred income taxes	5	5
Total Current Assets	656	716

Deferred Debits and Other Assets:
Due from parent - pension asset, net	235	228
Regulatory assets	639	629
Other	102	102
Total Deferred Debits and Other Assets	976	959
Total	$8,049	$7,977

	March 31,	December 31,
Millions of dollars	2008	2007
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,647	$2,622
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,753	2,728
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	2,151	2,003
Total Capitalization	4,911	4,738

Minority Interest	91	89

Current Liabilities:
Short-term borrowings	262	464
Current portion of long-term debt	113	13
Accounts payable	139	175
Accounts payable - affiliated companies	233	178
Customer deposits and customer prepayments	39	42
Taxes accrued	51	116
Interest accrued	33	33
Dividends declared	43	37
Other	33	46
Total Current Liabilities	946	1,104

Deferred Credits and Other Liabilities:
Deferred income taxes, net	836	820
Deferred investment tax credits	103	103
Asset retirement obligations	298	294
Due to parent - postretirement and other benefits	187	187
Regulatory liabilities	642	609
Other	35	33
Total Deferred Credits and Other Liabilities	2,101	2,046
Commitments and Contingencies (Note 4)	-	-
Total	$8,049	$7,977

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2008	2007

Operating Revenues:
Electric	$491	$444
Gas	202	189
Total Operating Revenues	693	633

Operating Expenses:
Fuel used in electric generation	177	156
Purchased power	5	11
Gas purchased for resale	149	139
Other operation and maintenance	129	129
Depreciation and amortization	68	79
Other taxes	40	38
Total Operating Expenses	568	552

Operating Income	125	81

Other Income (Expense):
Other income	7	7
Other expenses	(3)	(4)
Allowance for equity funds used during construction	2	-
Interest charges, net of allowance for borrowed funds
used during construction of $3 and $2	(36)	(36)
Total Other Expense	(30)	(33)

Income Before Income Tax Expense, Losses from Equity
Method Investments, Minority Interest and Preferred Stock Dividends	95	48
Income Tax Expense	34	3

Income Before Losses from Equity Method Investments,
Minority Interest and Preferred Stock Dividends	61	45
Losses from Equity Method Investments	-	(6)
Minority Interest	(2)	(1)

Net Income	59	38
Preferred Stock Cash Dividends Declared	2	2

Earnings Available for Common Shareholder	$57	$36

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2008	2007
Cash Flows From Operating Activities:
Net income	$59	$38
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Excess losses, net of distributions from equity method investments	-	6
Minority interest	2	1
Depreciation and amortization	68	79
Amortization of nuclear fuel	5	5
Allowance for equity funds used during construction	(1)	-
Carrying cost recovery	(1)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	7	30
Inventories	11	(18)
Prepayments	(17)	(5)
Due from parent – pension asset	(7)	(6)
Other regulatory assets	(3)	23
Deferred income taxes, net	16	7
Regulatory liabilities	29	15
Due to parent - postretirement benefits	-	1
Accounts payable	25	1
Taxes accrued	(65)	(82)
Interest accrued	-	(3)
Changes in fuel adjustment clauses	(12)	(18)
Changes in other assets	-	17
Changes in other liabilities	(17)	(31)
Net Cash Provided From Operating Activities	99	59
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(162)	(112)
Proceeds from sale of assets	1	-
Investments	-	(7)
Net Cash Used For Investing Activities	(161)	(119)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	248	-
Repayment of debt	(2)	(2)
Dividends	(36)	(23)
Contribution from parent	9	67
Short-term borrowings - affiliate, net	36	12
Short-term borrowings, net	(202)	(1)
Net Cash Provided From Financing Activities	53	53
Net Decrease In Cash and Cash Equivalents	(9)	(7)
Cash and Cash Equivalents, January 1	41	24
Cash and Cash Equivalents, March 31	$32	$17
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $3 and $2)	$29	$28
- Income taxes	-	2
Noncash Investing and Financing Activities:
Accrued construction expenditures	76	27
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2008
(Unaudited)

            The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2007. These are interim financial statements, and due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year. In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $344 million) serves as collateral for its long-term borrowings.

B.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities summarized as follows.

	March 31,	December 31,
Millions of dollars	2008	2007
Regulatory Assets:
Accumulated deferred income taxes	$156	$156
Environmental remediation costs	18	17
Asset retirement obligations and related funding	269	264
Franchise agreements	51	52
Deferred regional transmission organization costs	5	5
Deferred employee benefit plan costs	107	109
Other	33	26
Total Regulatory Assets	$639	$629

	March 31,	December 31,
Millions of dollars	2008	2007
Regulatory Liabilities:
Accumulated deferred income taxes	$31	$32
Over-collection – electric fuel and gas cost adjustment clause	45	19
Other asset removal costs	482	472
Storm damage reserve	50	49
Planned major maintenance	18	15
Other	16	22
Total Regulatory Liabilities	$642	$609

Accumulated deferred income tax liabilities arising from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Over-collections - electric fuel and gas cost adjustment clauses, net, represent amounts over-collected from customers pursuant to the fuel adjustment clause (electric customers) or gas cost adjustment clause (gas customers) as approved by the Public Service Commission of South Carolina (SCPSC) during annual hearings.  In addition to fuel and purchased gas, included in these amounts are regulatory liabilities arising from realized and unrealized gains and losses incurred in the natural gas hedging program of the Company’s regulated operations.  In addition, the cost of emission allowances and certain reagents used to treat fuel emissions are included.

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

Deferred regional transmission organization costs represent costs incurred by SCE&G in the United States Federal Energy Regulatory Commission (FERC)-mandated formation of GridSouth. The project was suspended in 2002. Effective January 2005, the SCPSC approved the amortization of these amounts through cost of service rates over five years.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums.  During the three months ended March 31, 2008, $0.7 million was drawn from the reserve.  No amounts were drawn from this reserve for the three months ended March 31, 2007.

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

C.      Affiliated Transactions

Carolina Gas Transmission Corporation (CGTC) transports natural gas to the Company to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $2.2 million payable to CGTC for transportation services at March 31, 2008 and $1.5 million at December 31, 2007.

Total interest income, based on market interest rates, associated with the Company’s borrowings from affiliated companies was $0.8 million and $0.9 million for the three months ended March 31, 2008 and 2007, respectively.  Total interest income from investments with affiliated companies for the three months ended March 31, 2008 and 2007 was not significant.  At March 31, 2008 and December 31, 2007, the Company owed an affiliate $154.4 million arising from advances from a consolidated cash management utility money pool.

 SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers. Such purchases totaled approximately $69.8 million for the three months ended March 31, 2008 and $64.5 million for the corresponding period in 2007.  SCE&G’s payables to SEMI for such purposes were $27.3 million at March 31, 2008 and $12.0 million at December 31, 2007.

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel. SCE&G’s receivables from these affiliated companies were $2.3 million at March 31, 2008 and $28.8 million at December 31, 2007. SCE&G’s payables to these affiliated companies were $6.2 million at March 31, 2008 and $26.9 million at December 31, 2007. SCE&G did not purchase synthetic fuel from these affiliated companies for the three months ended March 31, 2008, and made $70.6 million such purchases during the corresponding period in 2007.   SCE&G’s investment in the two partnerships is expected to be liquidated in 2008 as a result of the expiration of the synthetic fuel tax credits program at the end of 2007.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity method investment.  SCE&G’s payables to the LLC were $2.5 million at March 31, 2008 and $2.1 million at December 31, 2007.  SCE&G purchased $7.7 million and $7.3 million of shaft horsepower from the LLC for the three months ended March 31, 2008 and 2007, respectively.

D.      Pension and Other Postretirement Benefit Plans

The Company participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  For the three months ended March 31, 2008 and 2007, the Company’s net periodic benefit income for the pension plan was $4.6 million and $5.2 million, respectively, for the pension plan and net periodic benefit cost was $3.4 million and $3.6 million, respectively, for the postretirement plan.

E.      New Accounting Matters

SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” was issued in March 2008.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company has not determined what impact, if any, the adoption will have on the Company’s  results of operations, cash flows or financial position.

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

SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” was issued in February 2007. SFAS 159 allows entities to measure at fair value many financial instruments and certain other assets and liabilities that are not otherwise required to be measured at fair value. SFAS 159 became effective for fiscal years beginning after November 15, 2007. The Company has not elected to measure at fair value any permitted items that are not otherwise required to be measured at fair value.  As a result, SFAS 159 has not had an impact on the Company’s results of operations, cash flows or financial position.

The Company adopted SFAS 157, “Fair Value Measurements,” in the first quarter of 2008 for financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As permitted by FASB Staff Position 157-2 (FSP FAS 157-2), the Company will adopt SFAS 157 for all other nonfinancial assets and liabilities in the first quarter of 2009.  SFAS 157 establishes a framework for measuring the fair value of assets and liabilities recognized in the financial statements in periods subsequent to initial recognition.  The initial adoption of SFAS 157 did not impact the Company’s results of operations, cash flows or financial position.

The Company relies on market transactions to fair value derivative instruments.  At March 31, 2008, fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements at March 31, 2008 Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments	$18	-	-

Liabilities:
Derivative instruments	22	-	-

F.       Income and Other Taxes

No material changes in the status of the Company’s tax positions have occurred through March 31, 2008.

G.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled $7.6 million as of March 31, 2008 and December 31, 2007.

2.       RATE AND OTHER REGULATORY MATTERS

Electric

On March 31, 2008 SCE&G, along with the South Carolina Public Service Authority (Santee Cooper), filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  The COL, if approved, would authorize SCE&G and Santee Cooper to build and operate up to two new nuclear generating units at the existing V. C. Summer Nuclear Station site.  The NRC’s review process will last approximately three to four years.  Upon approval from the SCPSC discussed below, construction could begin shortly thereafter, with a projected in-service date of 2016 for the first unit.

On April 1, 2008, SCE&G filed a Letter of Intent with the SCPSC and the South Carolina Office of Regulatory Staff (ORS) indicating that SCE&G plans to file an application pursuant to the Base Load Review Act (the Act), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order (Combined Application). Based on an application filed by the utility under the Act, the SCPSC would review and rule on the prudency of the decision to build the plant.  If the decision were found to be prudent, that finding would be binding on all future proceedings so long as the plant is constructed in accordance with the schedules, estimates and projections set forth in the approved application.  In addition, beginning with the initial proceeding, the utility would be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on the utility’s updated cost of debt and capital structure.  The cost of service and rate design would be based on the rates approved in the utility’s most recent electric rate order.  The utility may choose to file for a project-specific return on common equity or use the return from its most recent rate proceeding if the proceeding is less than five years old.  SCE&G’s current allowed return on common equity is 11%.  SCE&G expects to file the Combined Application in the second quarter of 2008.

In a December 2007 order the SCPSC granted SCE&G an increase in retail electric revenues of approximately $76.9 million, or 4.4%, based on a test year calculation.  The order granted an allowed return on common equity of 11%.  The new rates became effective January 1, 2008.

In the December 2007 order, the SCPSC also extended through 2015 its approval of the accelerated capital recovery plan for SCE&G’s Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station up to $36 million annually without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the immediately following year. No such additional depreciation has been recognized.

In October 2007 the SCPSC approved SCE&G’s request to increase the storm damage reserve cap from $50 million to $100 million.  In addition, the SCPSC approved SCE&G’s request to apply certain transmission and distribution insurance premiums against the reserve until SCE&G files its next retail electric rate case.

In May 2007, South Carolina law was changed to revise the statutory definition of fuel costs to include certain variable environmental costs such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions.  The revised definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, and mercury and particulates.

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.  In May 2006 SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

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

SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a twelve-month rolling average.

3.       LONG-TERM DEBT

On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.   The proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

4.       FINANCIAL INSTRUMENTS

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

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2007. Commitments and contingencies at March 31, 2008 include the following:

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

SCE&G currently maintains policies (for itself and on behalf of Santee Cooper, the one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $14.1 million.

 To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G’s rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident at Summer Station. However, if such an incident were to occur, it would have a material adverse impact on SCE&G’s results of operations, cash flows and financial position.

B.      Environmental

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR sets emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies have challenged the rule, seeking a change in the method CAIR uses to allocate sulfur dioxide emission allowances. Additional air quality controls will be needed to meet the CAIR requirements.   These controls will include selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.  The Company expects to incur capital expenditures totaling approximately $560 million through 2010 to install this new equipment.  These costs will be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $14.2 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance, through rates.  At March 31, 2008, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $18.5 million.

C.      Claims and Litigation

In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling determining that the Circuit court ruling is not immediately appealable.  The plaintiff’s motion for class certification was recently heard, and the judge has conditionally certified the class.   The class remains limited to easements in Charleston County.  SCANA and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

6.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, earnings available to the common shareholder are not allocated to the Electric Operations and Gas Distribution segments. Intersegment revenues were not significant. All Other includes equity method investments.

			Earnings (Loss)
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended March 31, 2008
Electric Operations	$491	$98	n/a	$5,996
Gas Distribution	202	29	n/a	490
All Other	-	-	$-	-
Adjustments/Eliminations	-	(2)	57	1,563
Consolidated Total	$693	$125	$57	$8,049

Three Months Ended March 31, 2007
Electric Operations	$444	$56	n/a	$5,617
Gas Distribution	189	27	n/a	453
All Other	-	-	$(6)	-
Adjustments/Eliminations	-	(2)	42	1,582
Consolidated Total	$633	$81	$36	$7,652

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in South Carolina Electric & Gas Company’s (SCE&G, and together with its consolidated affiliates, the Company) Annual Report on Form 10-K for the year ended December 31, 2007.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2008
AS COMPARED TO THE CORRESPONDING PERIOD IN 2007

Net Income

Net income was as follows:

Millions of dollars	2008	2007

Net income	$58.9	$37.4

Net income increased primarily due to higher electric margin of $19.8 million and higher gas margin of $2.1 million, partially offset by increased other taxes of $1.6 million.  These amounts are on an after-tax basis.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2008:

Declaration Date	Amount	Quarter Ended	Payment Date
February 14, 2008	$40.7 million	March 31, 2008	April 1, 2008
April 24, 2008	40.8 million	June 30, 2008	July 1, 2008

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (SCFC).  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2008	% Change	2007
Operating revenues	$491.0	10.4%	$444.6
Less: Fuel used in electric generation	176.9	13.5%	155.9
Purchased power	4.7	(58.4)%	11.3
Margin	$309.4	11.5%	$277.4

Margin increased by $17.5 million due to increased retail electric rates that went into effect in January 2008, by $4.4 million due to customer growth and usage, by $6.2 million due to higher off-system sales and by $1.6 million due to higher industrial sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2008	% Change	2007
Operating revenues	$202.3	7.0%	$189.1
Less: Gas purchased for resale	149.2	7.0%	139.4
Margin	$53.1	6.8%	$49.7

Margin increased by $2.0 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $1.3 million due to customer growth.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2008	% Change	2007
Other operation and maintenance	$129.5	0.3%	$129.1
Depreciation and amortization	68.0	(14.1)%	79.2
Other taxes	40.1	7.2%	37.4

Other operation and maintenance expenses increased primarily due to higher incentive and other benefit costs.  Depreciation and amortization expense decreased by $12.0 million due to the expiration of the synthetic fuel tax credits program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits). Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and did not change significantly in the period.

Income Taxes

Income tax expense increased primarily due to changes in operating income and the recognition of no synthetic fuel tax credits during the first three months of 2008 compared to $11.4 million during the same period in 2007.

Recognition of Synthetic Fuel Tax Credits

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel, the use of which fuel qualified for federal income tax credits. Under an accounting methodology approved by the SCPSC in a January 2005 order, construction costs related to the Lake Murray back-up dam project were recorded in utility plant in service in a special dam remediation account, outside of rate base, and depreciation was recognized against the balance in this account on an accelerated basis, subject to the availability of the synthetic fuel tax credits.  The synthetic fuel tax credit program expired at the end of 2007.

For 2007, the level of depreciation expense and related tax benefit recognized in the income statement was equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declined as accelerated depreciation was recorded. Although these entries collectively had no impact on consolidated net income, they did have a significant impact on individual line items within the income statement.  The accelerated depreciation, synthetic fuel tax credits, partnership losses and the income tax benefit arising from such losses recognized by SCE&G during the first quarter of 2007 were as follows:

Millions of dollars
Depreciation and amortization recapture (expense)	$(12.0)
Income tax benefits:
From synthetic fuel tax credits	10.9
From accelerated depreciation	4.6
From partnership losses	2.1
Total income tax benefits	17.6

Losses from Equity Method Investments	(5.6)

Impact on Net Income	$-

In addition, SCE&G records non-cash carrying costs on the unrecovered investment, which amounts were $1.4 million and $1.1 million in the first quarter of 2008 and 2007, respectively.

Available credits were not sufficient to fully recover the construction costs of dam remediation, therefore, regulatory action to allow recovery of those remaining costs will likely be sought. As of March 31, 2008, remaining unrecovered costs were $69.9 million.  The Company expects these costs to be recoverable through rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the 3 and 12 months ended March 31, 2008 were 3.37 and 3.68, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same periods were 3.14 and 3.43, respectively.

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

On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  The proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.

In the fourth quarter of 2007 SCE&G entered into several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  These swaps were terminated in January 2008 concurrent with the issuance by SCE&G of $250 million of its bonds.  The loss of approximately $14.0 million on the settlement of these swaps will be amortized over the 30-year life of the bonds.

SCE&G and GENCO have obtained Federal Energy Regulatory Commission (FERC) authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires February 6, 2010.

    SCE&G expects to add additional base load electric generation in 2016.  Based on an evaluation of alternatives, SCE&G and Santee Cooper, a state-owned utility in South Carolina (joint owners of Summer Station) have selected the Summer Station site as the preferred site for new nuclear generation. Due to the significant lead time required for construction of nuclear generation, on March 31, 2008 the joint owners filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL) that would cover up to two new nuclear units. The COL application is expected to be reviewed by the NRC for an estimated three to four years.  In addition, on April 1, 2008 SCE&G announced that an agreement had been reached authorizing the purchase of long lead-time materials for up to two new Westinghouse AP 1000 nuclear generating units.  While seeking authorization from regulators for two plants and maintaining a position on the schedule for long-lead materials for two plants, SCE&G intends to maintain flexibility, as to the number of plants to build, through contractual off-ramps up until the final notice to proceed with construction is granted which SCE&G anticipates will be in 2011.

On April 1, 2008, SCE&G filed a Letter of Intent with the SCPSC and the South Carolina Office of Regulatory Staff (ORS) indicating that SCE&G plans to file an application pursuant to the Base Load Review Act (the Act), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order (Combined Application).    Based on an application filed by the utility under the Act, the SCPSC would review and rule on the prudency of the decision to build.  If the decision were found to be prudent, that finding would be binding on all future proceedings so long as  construction proceeds in accordance with the schedules, estimates and projections set forth in the approved application.  In addition, beginning with the initial proceeding, the utility would be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on the utility’s updated cost of debt and capital structure.  The cost of service and rate design would be based on the rates approved in the utility’s most recent electric rate order.  The utility may choose to file for a project-specific return on common equity or use the return from its most recent rate proceeding if the proceeding is less than five years old.  SCE&G’s current allowed return on common equity is 11%.  SCE&G expects to file the Combined Application in the second quarter of 2008.

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by state and federal regulatory bodies including the SCPSC and FERC.

ENVIRONMENTAL AND REGULATORY MATTERS

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR sets emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies have challenged the rule, seeking a change in the method CAIR uses to allocate sulfur dioxide emission allowances. Additional air quality controls will be needed to meet the CAIR requirements.   These controls will include selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at Wateree and Williams Stations for sulfur dioxide reduction.  The Company expects to incur capital expenditures totaling approximately $560 million through 2010 to install this new equipment.  These costs will be recoverable through rates.

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

See notes to the condensed consolidated financial statements for additional information related to environmental matters (Note 5B) and regulatory matters (Note 2).

OTHER MATTERS

See notes to the condensed consolidated financial statements for additional information related to claims and litigation    (Note 5C).

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments held by the Company described below are held for other than trading purposes.

Interest rate risk - The table below provides information about long-term debt issued by the Company which is sensitive to changes in interest rates. The table presents principal cash flows and related weighted average interest rates by expected maturity dates. Fair value represents quoted market prices.

As of March 31, 2008	Expected Maturity
						There-		Fair
Millions of dollars	2008	2009	2010	2011	2012	after	Total	Value

Long-Term Debt Issued:
Fixed Rate ($)	3.7	103.7	10.4	164.9	11.0	1,906.9	2,200.6	2,208.4
Average Interest Rate (%)	7.78	6.18	6.31	6.70	4.98	5.86	5.94

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

Expected Maturity:
	Futures Contracts		Options
			Purchased Call	Purchased Put
2008	Long		Long	Long
Settlement Price (a)	10.57	Strike Price (a)	10.02	8.05
Contract Amount (b)	10.3	Contract Amount (b)	11.2	25.7
Fair Value (b)	12.6	Fair Value (b)	1.8	(0.3)

2009
Settlement Price (a)	10.36	Strike Price (a)	10.6
Contract Amount (b)	18.5	Contract Amount (b)	2.5
Fair Value (b)	21.5	Fair Value (b)	0.4

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2008	2009
Commodity Swaps:
Pay fixed/receive variable (b)	45.3	37.1
Average pay rate (a)	8.562	8.844
Average received rate (a)	10.468	10.170
Fair value (b)	55.4	42.7

Pay variable /receive fixed (b)	11.9	2.7
Average pay rate (a)	10.680	11.183
Average received rate (a)	9.979	10.560
Fair value (b)	11.2	2.5

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4T. CONTROLS AND PROCEDURES

As of March 31, 2008, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2008, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected or is reasonably likely to materially affect SCE&G’s  internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

In February 2008 the consumer affairs staff (the staff) of the Georgia Public Service Commission (GPSC) recommended that the GPSC open an investigation into whether SCANA Energy Marketing, Inc. (SCANA Energy) had overcharged certain of its customers.  The staff  asserted that SCANA Energy confused certain customers, charged certain customers in excess of the published price, and failed to give proper notice of an alleged change in methodology for computing variable rates.  In March 2008 the GPSC voted to commence the investigation recommended by the staff, and a hearing is scheduled to begin in June.  The Company believes that the staff’s assertions are without merit and will cooperate with the investigation.   Although the Company cannot determine the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

 On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., containing similar allegations to those alleged by the staff and seeking damages on behalf of a class of Georgia customers.  While the litigation is in its early stages, SCANA Energy believes the allegations are without merit and will vigorously defend itself.  Although the Company cannot determine the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit court ruling is not immediately appealable.  The plaintiff’s motion for class certification was recently heard, and the judge has conditionally certified the class.   The class remains limited to easements in Charleston County.  SCANA and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA Corporation:

The following table provides information about purchases by or on behalf of SCANA Corporation (SCANA) or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA’s equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
				(d)
				Maximum number
			(c)	(or approximate
			Total number of	dollar value) of
	(a)		shares (or units)	shares (or units)
	Total number of	(b)	purchased as part of	that may yet be
	shares (or units)	Average price paid	publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs	plan or program
January 1-31	377,460	$41.89	377,460
February 1-29	160,711	38.23	160,711
March 1-31	137,886	37.66	137,886
Total	676,057		676,057	*

*On May 16, 2006 SCANA announced a program to convert from original issue to open market purchase of SCANA common stock for all applicable compensation and dividend reinvestment plans.  This program has no stated maximum number of shares that may be purchased and no stated expiration date.

ITEM 6.  EXHIBITS

SCANA Corporation (SCANA) and South Carolina Electric & Gas Company (SCE&G):

Exhibits filed or furnished with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

As permitted under Item 601(b)(4)(iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCANA, for itself and its subsidiaries, and of SCE&G, for itself and its consolidated affiliates, have been omitted and SCANA and SCE&G agree to furnish a copy of such instruments to the Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. The signature of each registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
May 2, 2008	James E. Swan, IV
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

			May 7, 2001	Exhibit 3.21(a)
			May 22, 2001	Exhibit 3.21(b)
			June 14, 2001	Exhibit 3.21(c)
			August 30, 2001	Exhibit 3.21(d)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

			March 13, 2002	Exhibit 3.21(e)
			May 9, 2002	Exhibit 3.21(f)
			June 4, 2002	Exhibit 3.21(g)
			August 12, 2002	Exhibit 3.21(h)
			March 13, 2003	Exhibit 3.21(i)
			May 22, 2003	Exhibit 3.21(j)
			June 18, 2003	Exhibit 3.21(k)
			August 7, 2003	Exhibit 3.21(l)

3.07		X	Articles of Correction dated March 17, 2006, correcting March 14, 2006 Articles of Amendment (Filed as Exhibit 3.22 to Registration Statement No. 333-145208-01 and incorporated by reference herein)
3.08		X
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