Form 10-Q
period 2008-06-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2008-08-05
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2008
SCANA Corporation	Without Par Value	116,981,276
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein  relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

TABLE OF CONTENTS

JUNE 30, 2008

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

SCANA CORPORATION
FINANCIAL SECTION

 PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Millions of dollars	2008	2007
Assets
Utility Plant In Service	$10,014	$9,807
Accumulated Depreciation and Amortization	(3,067)	(2,981)
Construction Work in Progress	597	400
Nuclear Fuel, Net of Accumulated Amortization	81	82
Acquisition Adjustments	230	230
Utility Plant, Net	7,855	7,538

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $86 and $77	154	131
Assets held in trust, net-nuclear decommissioning	60	62
Other investments	80	82
Nonutility Property and Investments, Net	294	275

Current Assets:
Cash and cash equivalents	150	134
Receivables, net of allowance for uncollectible accounts of $14 and $16	591	641
Receivables - affiliated companies	-	29
Inventories (at average cost):
Fuel and gas supply	220	286
Materials and supplies	108	107
Emission allowances	24	33
Prepayments and other	177	62
Deferred income taxes	-	9
Total Current Assets	1,270	1,301

Deferred Debits and Other Assets:
Pension asset, net	236	224
Regulatory assets	749	712
Other	114	115
Total Deferred Debits and Other Assets	1,099	1,051
Total	$10,518	$10,165

	June 30,	December 31,
Millions of dollars	2008	2007
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$3,035	$2,960
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	3,141	3,066
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	3,428	2,879
Total Capitalization	6,576	5,952

Current Liabilities:
Short-term borrowings	328	627
Current portion of long-term debt	259	233
Accounts payable	414	401
Accounts payable - affiliated companies	-	27
Customer deposits and customer prepayments	77	85
Taxes accrued	70	156
Interest accrued	65	51
Dividends declared	56	53
Other	62	88
Total Current Liabilities	1,331	1,721

Deferred Credits and Other Liabilities:
Deferred income taxes, net	983	944
Deferred investment tax credits	104	104
Asset retirement obligations	316	307
Postretirement benefits	188	185
Regulatory liabilities	896	830
Other	124	122
Total Deferred Credits and Other Liabilities	2,611	2,492

Commitments and Contingencies (Note 5)	-	-
Total	$10,518	$10,165

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per share amounts	2008	2007	2008	2007

Operating Revenues:
Electric	$576	$470	$1,064	$913
Gas - regulated	210	191	692	627
Gas - nonregulated	432	346	996	830
Total Operating Revenues	1,218	1,007	2,752	2,370

Operating Expenses:
Fuel used in electric generation	227	153	404	309
Purchased power	16	7	21	18
Gas purchased for resale	555	447	1,393	1,174
Other operation and maintenance	167	160	344	334
Depreciation and amortization	79	86	159	177
Other taxes	43	38	87	79
Total Operating Expenses	1,087	891	2,408	2,091

Operating Income	131	116	344	279

Other Income (Expense):
Other income	17	18	37	48
Other expenses	(10)	(8)	(20)	(26)
Interest charges, net of allowance for borrowed funds
used during construction of $4, $3, $7 and $5	(54)	(51)	(107)	(103)
Preferred dividends of subsidiary	(2)	(2)	(4)	(4)
Allowance for equity funds used during construction	2	1	4	1
Total Other Expense	(47)	(42)	(90)	(84)

Income Before Income Tax Expense and
Earnings (Losses) from Equity Method Investments	84	74	254	195
Income Tax Expense	29	17	91	48

Income Before Earnings (Losses) from Equity Method Investments	55	57	163	147
Earnings (Losses) from Equity Method Investments	2	(2)	3	(7)

Net Income	$57	$55	$166	$140

Basic and Diluted Earnings Per Share of Common Stock	$.48	$.47	$1.42	$1.20
Weighted Average Shares Outstanding (millions)	116.7	116.7	116.7	116.7

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended
	June 30,
Millions of dollars	2008	2007
Cash Flows From Operating Activities:
Net income	$166	$140
Adjustments to reconcile net income to net cash provided from operating activities:
Excess losses from equity method investments, net of distributions	-	10
Depreciation and amortization	159	182
Amortization of nuclear fuel	5	9
Allowance for equity funds used during construction	(4)	-
Carrying cost recovery	(3)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	78	158
Inventories	45	10
Prepayments and other	(102)	8
Pension asset	(8)	(12)
Other regulatory assets	35	22
Deferred income taxes, net	48	4
Regulatory liabilities	47	10
Postretirement benefits	3	3
Accounts payable	17	(112)
Taxes accrued	(86)	(32)
Interest accrued	14	-
Changes in fuel adjustment clauses	(62)	(13)
Changes in other assets	(8)	14
Changes in other liabilities	(17)	(46)
Net Cash Provided From Operating Activities	327	354
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(438)	(312)
Proceeds from sale of assets	1	1
Nonutility property additions	(23)	(31)
Investments	2	(10)
Net Cash Used For Investing Activities	(458)	(352)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	665	-
Repayment of debt	(110)	(31)
Redemption/repurchase of equity securities	-	(4)
Dividends	(109)	(100)
Short-term borrowings, net	(299)	22
Net Cash Provided From (Used For) Financing Activities	147	(113)
Net Increase (Decrease) In Cash and Cash Equivalents	16	(111)
Cash and Cash Equivalents, January 1	134	201
Cash and Cash Equivalents, June 30	$150	$90
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $7 and $5)	$90	$104
- Income taxes	107	26

Noncash Investing and Financing Activities:
Accrued construction expenditures	51	34

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007
Net Income	$57	$55	$166	$140
Other Comprehensive Income, net of tax:
Gains (losses) on hedging activities:
Unrealized holding gains (losses) arising during period, net	14	(6)	20	1
Realized loss on derivatives designated as cash flow hedges	-		(3)
Reclassification adjustment for (gains) losses included in net income	(4)	-	(1)	11
Total Comprehensive Income (1)	$67	$49	$182	$152

(1) Accumulated other comprehensive loss totaled $6.5 million as of June 30, 2008 and $22.3 million as of December 31, 2007.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based, rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	June 30,	December 31,
Millions of dollars	2008	2007
Regulatory Assets:
Accumulated deferred income taxes	$161	$161
Under-collections – electric fuel and gas cost adjustment clauses	71	45
Environmental remediation costs	28	26
Asset retirement obligations and related funding	284	274
Franchise agreements	50	52
Deferred employee benefit plan costs	116	120
Other	39	34
Total Regulatory Assets	$749	$712

Regulatory Liabilities:
Accumulated deferred income taxes	$33	$35
Over-collections – electric fuel and gas cost adjustment clauses	74	19
Other asset removal costs	668	643
Storm damage reserve	51	49
Planned major maintenance	3	15
Monetization of bankruptcy claim	44	45
Other	23	24
Total Regulatory Liabilities	$896	$830

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

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates, of which $19.5 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs annually.  At sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy), costs incurred prior to June 30, 2006, of which $1.6 million remain, are being recovered through rates over a period ending October 2009.  In addition, management believes that costs incurred subsequent to June 30, 2006, which total $2.3 million, net of insurance recoveries, and estimated remaining costs of $4.5 million will be recoverable through rates.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums.  During the six months ended June 30, 2008, $1.4 million was drawn from the reserve.  No amounts were drawn from this reserve for the six months ended June 30, 2007.

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

The SCPSC or the NCUC (collectively, state commissions) or FERC have reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets represent costs which have not been approved for recovery by a state commission or by FERC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by the Company. However, ultimate recovery is subject to regulatory approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

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

C.      Affiliated Transactions

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel. SCE&G’s receivables from and payables to these affiliated companies were each less than $0.1 million at June 30, 2008.  At December 31, 2007, these amounts were $28.8 million (receivables) and $26.9 million (payables).  SCE&G did not purchase synthetic fuel from these affiliated companies for the six months ended June 30, 2008, and made $140.5 million of such purchases during the corresponding period in 2007.  SCE&G’s investment in the two partnerships is expected to be liquidated in 2008 as a result of the expiration of the synthetic fuel tax credit program at the end of 2007.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity method investment.  SCE&G’s payables to the LLC were $2.1 million at June 30, 2008 and December 31, 2007.  SCE&G purchased $6.9 million and $14.7 million of shaft horsepower from the LLC for the three and six months ended June 30, 2008, respectively, and purchased $6.1 million and $13.4 million of shaft horsepower from the LLC for the three and six months ended June 30, 2007, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007
Three months ended June 30,
Service cost	$3.9	$3.5	$1.1	$1.2
Interest cost	10.9	10.4	3.1	3.0
Expected return on assets	(20.5)	(20.1)	-	-
Prior service cost amortization	1.8	1.7	0.3	0.3
Transition obligation amortization	-	-	0.2	0.2
Amortization of actuarial loss	-	-	-	0.3
Net periodic benefit (income) cost	$(3.9)	$(4.5)	$4.7	$5.0

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007
Six months ended June 30,
Service cost	$7.8	$7.0	$2.2	$2.4
Interest cost	21.8	20.7	6.1	6.0
Expected return on assets	(40.9)	(40.2)	-	-
Prior service cost amortization	3.5	3.4	0.6	0.6
Transition obligation amortization	-	-	0.4	0.4
Amortization of actuarial loss	-	-	-	0.6
Net periodic benefit (income) cost	$(7.8)	$(9.1)	$9.3	$10.0

E.       New Accounting Matters

SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” was issued in March 2008.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements.  SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company has not determined what impact, if any, the adoption will have on the Company’s results of operations, cash flows or financial position.  The Company believes it will likely be required to provide additional disclosures as a part of future financial statements.

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

SFAS 141(R), “Business Combinations,” was issued in December 2007.  SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  SFAS 141(R) also requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company has not determined what impact, if any, that adoption will have on the Company’s results of operations, cash flows or financial position.

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

The Company relies on market transactions to determine the fair value of available for sale securities and derivative instruments.  At June 30, 2008, fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements at June 30, 2008 Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3	-	-
Derivative instruments	81	$1	-

Liabilities:
Derivative instruments	73	8	-

F.       Income and Other Taxes

In June 2008, the Company received an unfavorable decision in its litigation of a state tax issue, which denied the Company a refund of state income tax.  Although the decision was rendered by the court of last resort, the Company has asked for the court to rehear the case.  It is reasonably possible that the case could be reheard and if reheard, a favorable decision could be rendered within twelve months.  In 2007, the Company removed $15 million of previously recorded tax benefit from its balance sheet related to this item, in connection with the initial adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”.  As a result, the unfavorable decision has had no impact on the Company’s results of operations, cash flows or financial position.  If the rehearing is decided in favor of the Company, any change to the unrecognized tax benefit will be within a range of $0 to $15 million.  The impact on any individual year’s effective tax rate would be immaterial, because any tax benefit recorded would be amortized into earnings over a number of years under SFAS 71.  No other material changes in the status of the Company’s tax positions have occurred through June 30, 2008.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

On May 30, 2008, SCE&G filed a combined application with the SCPSC and the South Carolina Office of Regulatory Staff (ORS) pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at the existing V. C. Summer Nuclear Station site.  Based on the application, the SCPSC will review and rule on the prudency of SCE&G’s decision to build nuclear generation.  The SCPSC is required to issue an order on the application by February 2009.  If SCE&G’s decision is found to be prudent, that finding will be binding on all future revised rate proceedings or general rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  In addition, beginning with the initial proceeding, SCE&G will be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure.  The rate design will be based on the rates approved in SCE&G’s December 2007 electric rate order described below.

On March 31, 2008 SCE&G, and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  The COL, if approved, would authorize SCE&G and Santee Cooper to build and operate the nuclear generating units referred to above.  The NRC’s review process is expected to last approximately three to four years.  Upon approval from the SCPSC discussed above, construction could begin shortly thereafter, with a projected in-service date of 2016 for the first unit.

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

Gas

On June 13, 2008 SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of 0.87% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of cost charged to customers by allowing for more time recovery of the cost that regulate utilities incur related to natural gas service infrastructure.  The SCPSC is expected to review SCE&G’s filing in October 2008.  If approved, the rate adjustment would be implemented with the first billing cycle in November 2008.

In October 2007 the SCPSC approved an increase in retail natural gas rates of 0.9% under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle in November 2007.

SCE&G’s tariffs include a purchase gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a twelve-month rolling average.

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

On March 31, 2008 PSNC Energy filed a general rate case application with the NCUC requesting a 2.97%, or $20.4 million, increase in its base rates.  The rate increase is largely associated with recovering costs related to expanding and operating its pipeline system.  In its application, PSNC Energy is also requesting to implement a customer usage tracker (CUT), a rate decoupling mechanism that breaks the link between revenues and the amount of natural gas sold.  If approved, the CUT would allow PSNC Energy to periodically adjust its base rates for residential and commercial customers based on customer consumption.  Finally, PSNC Energy is proposing several conservation initiatives and requesting recovery of the associated costs.  A hearing on the application has been scheduled for the week of August 25, 2008.

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

3.       LONG-TERM DEBT

In June 2007 SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  In December 2007 SCANA issued $40 million of the Floating Rate Senior Notes.  The remainder of the Notes are to be issued in December 2008 and June 2009.

             On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.   Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of approximately $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On March 12, 2008 SCANA issued $250 million of Medium Term Notes bearing an annual interest rate of 6.25% and maturing on April 1, 2020.  Proceeds from the sale of these notes were or will be used to repay short-term debt incurred to pay at maturity on March 1, 2008 $100 million of floating rate Medium Term Notes, to pay at maturity $115 million of Medium Term Notes, due October 23, 2008, to repay other short-term debt and for general corporate purposes.  Concurrent with this issuance, SCANA terminated a treasury lock having a notional amount of $250 million.  The resulting loss on the treasury lock of approximately $3.1 million will be amortized over the life of the Medium Term Notes.

On May 30, 2008 South Carolina Generating Company, Inc. (GENCO) issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  An additional $80 million is expected to be issued in October 2008 with similar terms.

On June 24, 2008, SCE&G issued $110 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short term debt and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated a treasury lock having a notional amount of $110 million.  The resulting gain of approximately $0.5 million will be amortized over the life of the bonds.

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

At June 30, 2008 the Company’s fair value interest rate swap totaled $0.4 million (gain) related to a notional amount of $12.8 million.  At June 30, 2008 the Company’s cash flow interest rate swap totaled $7.6 million (loss) related to a notional amount of $40 million.

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

The Company’s nonregulated gas operations recognize gains and losses as a result of qualifying cash flow hedges whose hedged transactions occur during the reporting period and record them in cost of gas. The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.  The Company estimates that most of the June 30, 2008 unrealized gain balance of $12.7 million, net of taxes, will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months as a decrease to gas cost if market prices remain at current levels. As of June 30, 2008, all of the Company’s cash flow hedges settle by their terms before the end of 2010.

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain of its natural gas storage facilities.  At June 30, 2008, such counterparties held 51% of PSNC Energy’s natural gas inventory, with a carrying value of $38.6 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2009.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2007.  Commitments and contingencies at June 30, 2008 include the following:

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

B.      Environmental

SCE&G

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR had set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety and remanded it to the EPA for further rulemaking.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements,  including the installation of selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at both Wateree and Williams Stations for sulfur dioxide reduction.  SCE&G and GENCO have already begun to install this equipment, and expect to incur capital expenditures totaling approximately $560 million through 2010.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA issued a final rule referred to as the Clean Air Mercury Rule (CAMR) in 2005 establishing a mercury emissions cap and trade program for coal-fired power plants that required limits to be met in two phases, in 2010 and 2018. Numerous parties challenged the rule. On February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  The Company cannot predict the effect of this ruling on implementation of CAMR state implementation plans (SIP) and newly promulgated CAMR regulations by the states.

SCE&G has been named, along with 53 others, by the EPA as a potentially responsible party (PRP) at the Alternate Energy Resources, Inc. (AER) Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April 2006. AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection. The site has not been remediated nor has a clean-up cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition. Any cost allocated to SCE&G arising from the remediation of this site, net of insurance recoveries, is expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $14.0 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recoveries, through rates.  At June 30, 2008, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.5 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $4.5 million, which reflects its estimated remaining liability at June 30, 2008.  PSNC Energy expects to recover through rates any costs, net of insurance recoveries, allocable to PSNC Energy arising from the remediation of these sites.

C.      Claims and Litigation

In February 2008 the consumer affairs staff (the staff) of the Georgia Public Service Commission (GPSC) recommended that the GPSC open an investigation into whether SCANA Energy Marketing, Inc. (SCANA Energy) had overcharged certain of its customers.  The staff asserted that SCANA Energy confused certain customers, charged certain customers in excess of the published price, and failed to give proper notice of an alleged change in methodology for computing variable rates.  While SCANA Energy believed the staff’s assertions were without merit, in June 2008 SCANA Energy entered into a settlement agreement with the GPSC, agreeing to pay $1.25 million in the form of credits on certain customers’ bills and as a contribution to low-income assistance programs.

On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., containing similar allegations to those alleged by the staff and seeking damages on behalf of a class of Georgia customers.  On June 13, 2008 the court dismissed the suit with prejudice.  The plaintiffs subsequently filed a motion for reconsideration, which has been denied.  While the plaintiffs may appeal the court’s decision, SCANA Energy believes the allegations are without merit and will vigorously defend itself.  Although the Company cannot predict the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit Court ruling is not immediately appealable.  On February 27, 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  The plaintiff has moved to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant.  This motion was granted by the Court and SCI was served with the complaint on July 14, 2008.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

D.      Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper, announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G accounting for 55 percent of the cost and output and Santee Cooper the remaining 45 percent.  The first unit is expected to come on line in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) total $5.411 billion for plant costs and $638 million for transmission costs.

6.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations; therefore, net income is not allocated to the Electric Operations, Gas Distribution and Gas Transmission segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments. Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet SFAS 131, “Disclosures about Segments of an Enterprise and Related Information” criteria for aggregation. All Other includes equity method investments and other nonreportable segments.

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets
Three Months Ended June 30, 2008
Electric Operations	$576	$3	$129	n/a
Gas Distribution	208	-	-	n/a
Gas Transmission	2	9	4	n/a
Retail Gas Marketing	102	-	n/a	$(1)
Energy Marketing	330	98	n/a	-
All Other	8	90	n/a	(3)
Adjustments/Eliminations	(8)	(200)	(2)	61
Consolidated Total	$1,218	$-	$131	$57

Six Months Ended June 30, 2008
Electric Operations	$1,064	$6	$226		$6,119
Gas Distribution	688	-	77		1,928
Gas Transmission	4	20	9		312
Retail Gas Marketing	367	-	n/a	$21	148
Energy Marketing	629	168	n/a	-	213
All Other	17	173	n/a	(4)	1,207
Adjustments/Eliminations	(17)	(367)	32	149	591
Consolidated Total	$2,752	$-	$344	$166	$10,518

Three Months Ended June 30, 2007
Electric Operations	$470	$2	$110	n/a
Gas Distribution	189	-	(1)	n/a
Gas Transmission	2	9	4	n/a
Retail Gas Marketing	102	-	n/a	$2
Energy Marketing	244	47	n/a	1
All Other	(6)	83	n/a	(5)
Adjustments/Eliminations	6	(141)	3	57
Consolidated Total	$1,007	$-	$116	$55

Six Months Ended June 30, 2007
Electric Operations	$913	$4	$166	n/a	$5,746
Gas Distribution	622	-	73	n/a	1,801
Gas Transmission	5	20	9	n/a	285
Retail Gas Marketing	343	-	n/a	$20	140
Energy Marketing	487	112	n/a	1	121
All Other	12	168	n/a	(9)	550
Adjustments/Eliminations	(12)	(304)	31	128	1,019
Consolidated Total	$2,370	$-	$279	$140	$9,662

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
AS COMPARED TO THE CORRESPONDING PERIODS IN 2007

Earnings Per Share

Earnings per share was as follows:

	Second Quarter		Year to Date
Millions of dollars	2008	2007	2008	2007

Earnings per share	$.48	$.47	$1.42	$1.20

Second Quarter

Earnings per share increased primarily due to higher electric margin of $.11.  These increases were primarily offset by lower natural gas margin of $.01 and higher operating expenses and other items aggregating $.09 as detailed below.

Year to Date

Earnings per share increased primarily due to higher electric margin of $.28 and higher natural gas margin of $.06.  These increases were primarily offset by higher operating expenses and other items aggregating $.12 as detailed below.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2008:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 14, 2008	$.46	March 10, 2008	April 1, 2008
April 24, 2008	.46	June 10, 2008	July 1, 2008
July 31, 2008	.46	September 10, 2008	October 1, 2008

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$575.8	22.5%	$470.0	$1,063.7	16.5%	$912.7
Less: Fuel used in generation	227.4	48.7%	152.9	404.3	30.9%	308.8
Purchased power	16.2	*	6.6	20.9	16.1%	18.0
Margin	$332.2	7.0%	$310.5	$638.5	9.0%	$585.9
*Greater than 100%

Second Quarter

Margin increased by $17.3 million due to increased retail electric rates that went into effect in January 2008, and by $4.1 million due to customer growth and usage, partially offset by lower off-system sales of $0.6 million.

Year to Date

Margin increased by $34.8 million due to increased retail electric rates that went into effect in January 2008, by $10.7 million due to customer growth and usage, by $5.6 million due to higher off-system sales and by $1.7 million due to higher industrial sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy). Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$208.6	10.1%	$189.5	$688.3	10.6%	$622.5
Less: Gas purchased for resale	150.7	13.0%	133.4	494.1	13.1%	436.9
Margin	$57.9	3.2%	$56.1	$194.2	4.6%	$185.6

Second Quarter

Margin at SCE&G increased by $0.9 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $0.2 million due to customer growth.  Margin at PSNC Energy increased by $0.8 million due primarily to customer growth.

Year to Date

Margin at SCE&G increased by $2.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $1.5 million due to customer growth.  Margin at PSNC Energy increased by $4.1 million due primarily to customer growth.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC). Gas transmission revenues (including transactions with affiliates) were as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Transportation revenue	$11.9	5.3%	$11.3	$24.8	5.5%	$23.5
Other operating revenues	-	(100.0)%	0.6	-	(100.0)%	1.5
Revenues	$11.9	-	$11.9	$24.8	(0.8)%	$25.0

Second Quarter and Year to Date

Transportation revenue increased primarily due to customer growth.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income (loss) were as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$101.9	(0.3)%	$102.2	$366.9	7.0%	$343.0
Net income (loss)	(0.5)	*	1.4	21.0	6.6%	19.7
*Greater than 100%

Second Quarter

Operating revenues decreased primarily as a result of lower sales volume, partially offset by higher average retail prices.  Net income decreased primarily due to lower margin and the Georgia Public Service Commission settlement (see Note 5C to the condensed consolidated financial statements),  partially offset by lower bad debt expense.

Year to Date

Operating revenues increased primarily as a result of higher average retail prices and volumes.  Net income increased primarily due to higher margin and lower bad debt expense, partially offset by the Georgia Public Service Commission settlement.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$427.9	48.6%	$288.0	$796.0	34.2%	$593.1
Net income	0.3	(62.5)%	0.8	-	(100.0)%	0.8

Second Quarter

Operating revenues increased primarily due to higher natural gas commodity prices.  Net income decreased primarily due to higher bad debt expense.

Year to Date

Operating revenues increased primarily due to higher natural gas commodity prices.  Net income decreased due to higher operating expenses of $1.0 million, partially offset by higher margin on sales of $0.3 million.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Other operation and maintenance	$166.7	4.1%	$160.1	$344.0	3.0%	$334.1
Depreciation and amortization	78.9	(8.0)%	85.8	158.5	(10.4)%	176.9
Other taxes	43.3	12.5%	38.5	87.1	9.7%	79.4

Second Quarter

Other operation and maintenance expenses increased $5.1 million due to higher generating, transmission and distribution expense.  Depreciation and amortization expense decreased $7.1 million due to the expiration of the synthetic fuel tax credits program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $2.1 million due to the expiration of a three year amortization of deferred purchased power, partially offset by an increase of $2.9 million due to property additions.  Other taxes increased due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased $5.7 million due to higher generation, transmission and distribution expenses and $2.5 million due to higher incentive and other benefit costs.  Depreciation and amortization expense decreased $19.1 million due to the expiration of the synthetic fuel tax credits program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $4.3 million due to the expiration of a three year amortization of deferred purchased power, partially offset by an increase of $5.8 million due to property additions.  Other taxes increased due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and the activities of certain non-regulated subsidiaries. Other income (expense) declined in 2008 compared to 2007 primarily due to lower royalties earned in connection with the operation of a synthetic fuel plant.  Interest charges increased primarily due to the additional borrowings described in Note 3 to the condensed consolidated financial statements.

Income Taxes

Income tax expense increased primarily due to changes in operating income and the recognition of no synthetic fuel tax credits during the first half of 2008 compared to $7.1 million and $18.5 million for the three and six months ended June 30, 2007, respectively.

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

For 2007, the level of depreciation expense and related tax benefit recognized in the income statement was equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declined as accelerated depreciation was recorded. Although these entries collectively had no impact on consolidated net income, they did have a significant impact on individual line items within the income statement, as follows:

	Three Months Ended	Six Months Ended
Millions of dollars	June 30, 2007	June 30, 2007
Depreciation and amortization expense	$(7.1)	$(19.1)
Income tax benefits:
From synthetic fuel tax credits	6.8	17.7
From accelerated depreciation	2.7	7.3
From partnership losses	1.5	3.6
Total income tax benefits	11.0	28.6

Losses from Equity Method Investments	(3.9)	(9.5)

Impact on Net Income	$-	$-

Available credits were not sufficient to fully recover the construction costs of dam remediation; therefore, regulatory action to allow recovery of remaining costs will be sought.  In addition, SCE&G records non-cash carrying costs on the unrecovered investment, which amounts were $1.4 million and $1.3 million in the second quarter of 2008 and 2007, respectively.  As of June 30, 2008, remaining unrecovered costs, including carrying costs, were $71.2 million.  The Company expects these costs to be recoverable through rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the 6 and 12 months ended June 30, 2008 were 3.07 and 3.20, respectively.

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

The  issuance of various securities by the Company or its regulated subsidiaries, including short- and long-term debt, is subject to customary approval or authorization by state and federal regulatory bodies, including state public service commissions and the Federal Energy Regulatory Commission (FERC).

In June 2007 SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  In December 2007 SCANA issued $40 million of the Floating Rate Senior Notes.  The remainder of the Notes are to be issued in December 2008 and June 2009.

On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of approximately $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On March 12, 2008 SCANA issued $250 million of Medium Term Notes bearing an annual interest rate of 6.25% and maturing on April 1, 2020.  Proceeds from the sale of these notes were or will be used to repay short-term debt incurred to pay at maturity on March 1, 2008 $100 million of floating rate Medium Term Notes, to pay at maturity $115 million of Medium Term Notes, due October 23, 2008, to repay other short-term debt and for general corporate purposes.  Concurrent with this issuance, SCANA terminated a treasury lock having a notional amount of $250 million.  The resulting loss on the treasury lock of approximately $3.1 million will be amortized over the life of the Medium Term Notes.

On May 30, 2008 GENCO issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  An additional $80 million is expected to be issued in October 2008 with similar terms.

On June 24, 2008, SCE&G issued $110 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short term debt and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated a treasury lock having a notional amount of $110 million.  The resulting gain of approximately $0.5 million will be amortized over the life of the bonds.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2010.

Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper, a state owned utility in South Carolina (joint owners of V. C. Summer Nuclear Station) announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G accounting for 55 percent of the cost and output and Santee Cooper the remaining 45 percent.  The first unit is expected to come on line in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays are as follows:

Future Value
Millions of dollars	2007	2008	2009-2010	2011-2012	After 2012	Total
Plant Costs	$21	$183	$1,095	$1,431	$2,681	$5,411
Transmission Costs	-	-	-	2	636	638

The above amounts are not reflected in the contractual cash obligations table included in the 2007 Form 10-K.

In addition, on April 1, 2008 SCE&G announced that an agreement had been reached authorizing the purchase of long lead-time materials for up to two new Westinghouse AP 1000 nuclear generating units.  While seeking authorization from regulators for two plants and maintaining a position on the schedule for long-lead materials for two plants, SCE&G intends to maintain flexibility as to the number of plants to build, through contractual off-ramps up until the final notice to proceed with construction is granted which SCE&G anticipates will be in 2011.

For information on SCE&G’s regulatory filings related to nuclear generation, see Note 2 in the condensed consolidated financial statements.

ENVIRONMENTAL AND REGULATORY MATTERS

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR had set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety and remanded it to the EPA for further rulemaking.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements,  including the installation of selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at both Wateree and Williams Stations for sulfur dioxide reduction.  SCE&G and GENCO have already begun to install this equipment, and expect to incur capital expenditures totaling approximately $560 million through 2010.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA issued a final rule referred to as the Clean Air Mercury Rule (CAMR) in 2005 establishing a mercury emissions cap and trade program for coal-fired power plants that required limits to be met in two phases, in 2010 and 2018. Numerous parties challenged the rule. On February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  The Company cannot predict the effect of this ruling on implementation of CAMR state implementation plans (SIP) and newly promulgated CAMR regulations by the states.

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

As of June 30, 2008	Expected Maturity

						There-		Fair
Millions of dollars	2008	2009	2010	2011	2012	After	Total	Value
Long-Term Debt Issued:
Fixed Rate ($)	120.0	108.2	14.8	619.3	265.5	2,448.1	3,575.9	3,529.3
Average Fixed Interest Rate (%)	5.88	6.27	6.87	6.78	6.23	5.97	6.14
Variable Rate ($)			1.6	1.6	1.6	35.2	40.0	41.0
Variable Interest Rate (%)			3.38	3.38	3.38	3.38	3.38

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)		3.2	3.2	3.2	3.2		12.8	0.4
Pay Interest Rate (%)		5.99	5.99	5.99	5.99		5.99
Receive Interest Rate (%)		8.75	8.75	8.75	8.75		8.75
Pay Fixed/Receive Variable ($)			1.6	1.6	1.6	35.2	40.0	(7.6)
Pay Interest Rate (%)			6.47	6.47	6.47	6.47	6.47
Receive Interest Rate (%)			3.38	3.38	3.38	3.38	3.38

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

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Purchased Put	Purchased Put	Sold Put
2008	Long	Short		(Long)	(Short)	(Long)	(Long)
Settlement Price (a)	13.74	13.30	Strike Price (a)	10.60	8.41	8.78	-
Contract Amount (b)	22.2	8.4	Contract Amount (b)	27.7	9.4	23.6	-
Fair Value (b)	31.7	8.2	Fair Value (b)	9.1	-	-	-

2009
Settlement Price (a)	13.47	14.25	Strike Price (a)	12.62	8.48	8.44	10.75
Contract Amount (b)	38.4	14.8	Contract Amount (b)	51.5	10.4	22.4	0.6
Fair Value (b)	55.4	17.2	Fair Value (b)	11.3	0.2	-	-

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2008	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	81.7	93.5	1.8
Average pay rate (a)	9.374	9.596	9.743
Average received rate (a)	13.771	13.220	11.608
Fair value (b)	120.0	128.9	2.2

Pay variable/receive fixed (b)	44.4	43.5	-
Average pay rate (a)	13.904	14.271	-
Average received rate (a)	10.613	12.210	-
Fair value (b)	33.9	37.2	-

Basis Swaps:
Pay variable/receive variable (b)	25.3	10.3	5.4
Average pay rate (a)	13.641	13.212	11.344
Average received rate (a)	13.684	13.225	11.295
Fair value (b)	25.4	10.3	5.4

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2008, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2008, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
Millions of dollars	2008	2007
Assets
Utility Plant In Service	$8,546	$8,380
Accumulated Depreciation and Amortization	(2,723)	(2,643)
Construction Work in Progress	578	383
Nuclear Fuel, Net of Accumulated Amortization	81	82
Utility Plant, Net	6,482	6,202

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	40	38
Assets held in trust, net - nuclear decommissioning	60	62
Nonutility Property and Investments, Net	100	100

Current Assets:
Cash and cash equivalents	19	41
Receivables, net of allowance for uncollectible accounts of $3 and $2	346	320
Receivables - affiliated companies	1	29
Inventories (at average cost):
Fuel and gas supply	101	139
Materials and supplies	101	97
Emission allowances	24	33
Prepayments and other	105	52
Deferred income taxes	5	5
Total Current Assets	702	716

Deferred Debits and Other Assets:
Due from parent - pension asset, net	241	228
Regulatory assets	701	629
Other	101	102
Total Deferred Debits and Other Assets	1,043	959
Total	$8,327	$7,977

	June 30,	December 31,
Millions of dollars	2008	2007
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,669	$2,622
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,775	2,728
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	2,308	2,003
Total Capitalization	5,090	4,738

Minority Interest	94	89

Current Liabilities:
Short-term borrowings	230	464
Current portion of long-term debt	140	13
Accounts payable	158	175
Accounts payable - affiliated companies	224	178
Customer deposits and customer prepayments	42	42
Taxes accrued	80	116
Interest accrued	42	33
Dividends declared	43	37
Other	33	46
Total Current Liabilities	992	1,104

Deferred Credits and Other Liabilities:
Deferred income taxes, net	856	820
Deferred investment tax credits	103	103
Asset retirement obligations	302	294
Due to parent - postretirement and other benefits	187	187
Regulatory liabilities	667	609
Other	36	33
Total Deferred Credits and Other Liabilities	2,151	2,046
Commitments and Contingencies (Note 5)	-	-
Total	$8,327	$7,977

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2008	2007	2008	2007

Operating Revenues:
Electric	$579	$472	$1,070	$917
Gas	119	103	321	292
Total Operating Revenues	698	575	1,391	1,209

Operating Expenses:
Fuel used in electric generation	227	153	404	309
Purchased power	16	7	21	18
Gas purchased for resale	96	81	245	220
Other operation and maintenance	125	116	254	246
Depreciation and amortization	68	74	136	153
Other taxes	39	35	80	73
Total Operating Expenses	571	466	1,140	1,019

Operating Income	127	109	251	190

Other Income (Expense):
Other income	8	7	15	14
Other expenses	(4)	(2)	(7)	(6)
Interest charges, net of allowance for borrowed funds
used during construction of $4, $3, $7 and $5	(35)	(35)	(71)	(71)
Allowance for equity funds used during construction	1	1	4	1
Total Other Expense	(30)	(29)	(59)	(62)

Income Before Income Tax Expense, Losses from Equity
Method Investments, Minority Interest and Preferred Stock Dividends	97	80	192	128
Income Tax Expense	35	20	68	23

Income Before Losses from Equity Method Investments,
Minority Interest and Preferred Stock Dividends	62	60	124	105
Losses from Equity Method Investments	-	(4)	-	(10)
Minority Interest	2	2	5	4

Net Income	60	54	119	91
Preferred Stock Cash Dividends Declared	2	2	4	4

Earnings Available for Common Shareholder	$58	$52	$115	$87

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Six Months Ended
	June 30,
Millions of dollars	2008	2007
Cash Flows From Operating Activities:
Net income	$119	$91
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Excess losses from equity method investments, net of distributions	-	10
Minority interest	5	4
Depreciation and amortization	136	152
Amortization of nuclear fuel	5	9
Allowance for equity funds used during construction	(4)	-
Carrying cost recovery	(3)	(1)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	(11)	(5)
Inventories	14	(27)
Prepayments	(53)	(5)
Due from parent – pension asset	(13)	(11)
Other regulatory assets	8	6
Deferred income taxes, net	36	(6)
Regulatory liabilities	49	16
Due to parent - postretirement benefits	-	3
Accounts payable	7	(17)
Taxes accrued	(37)	(29)
Interest accrued	10	1
Changes in fuel adjustment clauses	(71)	1
Changes in other assets	2	19
Changes in other liabilities	(10)	(25)
Net Cash Provided From Operating Activities	189	186
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(375)	(261)
Non-utility property additions	(2)	(1)
Proceeds from sale of assets	1	1
Short-term investments-affiliate	13	10
Investments	-	(9)
Net Cash Used For Investing Activities	(363)	(260)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	420	-
Repayment of debt	(8)	(4)
Retirement of preferred stock	-	(1)
Dividends	(78)	(61)
Contribution from parent	12	66
Short-term borrowings - affiliate, net	40	12
Short-term borrowings, net	(234)	53
Net Cash Provided From Financing Activities	152	65
Net Decrease In Cash and Cash Equivalents	(22)	(9)
Cash and Cash Equivalents, January 1	41	24
Cash and Cash Equivalents, June 30	$19	$15
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $7 and $5)	$55	$67
- Income taxes	16	6
Noncash Investing and Financing Activities:
Accrued construction expenditures	41	26
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2008
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

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $384 million) serves as collateral for its long-term borrowings.

B.      Basis of Accounting

The Company accounts for its regulated utility operations, assets and liabilities in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) 71, “Accounting for the Effects of Certain Types of Regulation.” SFAS 71 requires cost-based, rate-regulated utilities to recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated. As a result, the Company has recorded regulatory assets and regulatory liabilities, summarized as follows.

	June 30,	December 31,
Millions of dollars	2008	2007
Regulatory Assets:
Accumulated deferred income taxes	$156	$156
Under collections – electric fuel clause	60	-
Environmental remediation costs	20	17
Asset retirement obligations and related funding	273	264
Franchise agreements	50	52
Deferred employee benefit plan costs	105	109
Other	37	31
Total Regulatory Assets	$701	$629

	June 30,	December 31,
Millions of dollars	2008	2007
Regulatory Liabilities:
Accumulated deferred income taxes	$31	$32
Over-collections – electric fuel and gas cost adjustment clauses	74	19
Other asset removal costs	488	472
Storm damage reserve	51	49
Planned major maintenance	3	15
Other	20	22
Total Regulatory Liabilities	$667	$609

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums.  During the six months ended June 30, 2008, $1.4 million was drawn from the reserve.  No amounts were drawn from this reserve for the six months ended June 30, 2007.

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

The SCPSC or FERC have reviewed and approved through specific orders most of the items shown as regulatory assets.  Other regulatory assets represent costs which have not been approved for recovery by the SCPSC. In recording these costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders received by SCE&G. However, ultimate recovery is subject to SCPSC approval. In the future, as a result of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria for continued application of SFAS 71 and could be required to write off its regulatory assets and liabilities. Such an event could have a material adverse effect on the Company’s results of operations, liquidity or financial position in the period the write-off would be recorded.

C.      Affiliated Transactions

Carolina Gas Transmission Corporation (CGTC) transports natural gas to the Company to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $1.9 million payable to CGTC for transportation services at June 30, 2008 and $1.5 million at December 31, 2007.

Total interest expense, based on market interest rates, associated with the Company’s borrowings from affiliated companies was $1.1 million and $2.0 million for the three and six months ended June 30, 2008, respectively.  Total interest expense was $1.3 million and $2.2 million for the three and six months ended June 30, 2007, respectively.  Total interest income from investments with affiliated companies for the three and six months ended June 30, 2008 and 2007 was not significant.  At June 30, 2008 and December 31, 2007, the Company owed an affiliate $145.7 million and $118.9 million, respectively, arising from advances from a consolidated cash management utility money pool.

 SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers. Such purchases totaled approximately $97.8 million and $167.6 million for the three and six months ended June 30, 2008 and $47.4 million and $119.9 million for the corresponding periods in 2007.  SCE&G’s payables to SEMI for such purposes were $42.0 million at June 30, 2008 and $12.0 million at December 31, 2007.

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel. SCE&G’s receivables from and payables to these affiliated companies were each less than $0.1 million at June 30,  2008.  At December 31, 2007, these amounts were $28.8 million (receivables) and $26.9 million (payables).  SCE&G did not purchase synthetic fuel from these affiliated companies for the six months ended June 30, 2008, and made $140.5 million of such purchases during the corresponding period in 2007.   SCE&G’s investment in the two partnerships is expected to be liquidated in 2008 as a result of the expiration of the synthetic fuel tax credits program at the end of 2007.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which SCANA holds an equity method investment.  SCE&G’s payables to the LLC were $2.1 million at June 30, 2008 and December 31, 2007.  SCE&G purchased $6.9 million and $14.7 million of shaft horsepower from the LLC for the three and six months ended June 30, 2008, respectively, and purchased $6.1 million and $13.4 million of shaft horsepower from the LLC for the three and six months ended June 30, 2007, respectively.

D.      Pension and Other Postretirement Benefit Plans

The Company participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  The Company’s net periodic benefit income from the pension plan was $4.5 million and $9.1 million for the three and six months ended June 30, 2008, respectively, and was $5.1 million and $10.2 million for the corresponding periods in 2007.  Net periodic benefit cost for the postretirement plan was $3.4 million and $6.7 million for the three and six months ended June 30, 2008, respectively, and was $3.7 million and $7.3 million for the corresponding periods in 2007.

E.       New Accounting Matters

SFAS 161, “Disclosure about Derivative Instruments and Hedging Activities,” was issued in March 2008.  SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities to include how derivative instruments are accounted for and the effect of such activities on the entity’s financial statements. SFAS 161 is effective for fiscal years beginning after November 15, 2008.  The Company has not determined what impact, if any, the adoption will have on the Company’s results of operations, cash flows or financial position.  The Company believes it will likely be required to provide additional disclosures as a part of future financial statements.

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

SFAS 141(R), “Business Combinations,” was issued in December 2007.  SFAS 141(R) requires the acquiring entity in a business combination to recognize the assets acquired and the liabilities assumed at their fair values at the acquisition date.  SFAS 141(R) also requires the acquirer to disclose all of the information needed to evaluate and understand the nature and financial effect of the business combination.  SFAS 141(R) is effective for fiscal years beginning after December 15, 2008.  The Company has not determined what impact, if any, that adoption will have on the Company’s results of operations, cash flows or financial position.

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

The Company relies on market transactions to determine the fair value of derivative instruments.  At June 30, 2008, fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements at June 30, 2008 Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments	$40	-	-

Liabilities:
Derivative instruments	48	-	-

F.       Income and Other Taxes

In June 2008, the Company received an unfavorable decision in its litigation of a state tax issue, which denied the Company a refund of state income tax.  Although the decision was rendered by the court of last resort, the Company has asked for the court to rehear the case.  It is reasonably possible that the case could be reheard and if reheard, a favorable decision could be rendered within twelve months.  In 2007, the Company removed $15 million of previously recorded tax benefit from its balance sheet related to this item, in connection with the initial adoption of FIN 48, “Accounting for Uncertainty in Income Taxes”.  As a result, the unfavorable decision has had no impact on the Company’s results of operations, cash flows or financial position.  If the rehearing is decided in favor of the Company, any change to the unrecognized tax benefit will be within a range of $0 to $15 million.  The impact on any individual year’s effective tax rate would be immaterial, because any tax benefit recorded would be amortized into earnings over a number of years under SFAS 71.  No other material changes in the status of the Company’s tax positions have occurred through June 30, 2008.

G.       Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled $7.6 million as of June 30, 2008 and December 31, 2007.

2.       RATE AND OTHER REGULATORY MATTERS

Electric

On May 30, 2008, SCE&G filed a combined application with the SCPSC and the South Carolina Office of Regulatory Staff (ORS) pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at the existing V. C. Summer Nuclear Station site.  Based on the application, the SCPSC will review and rule on the prudency of SCE&G’s decision to build nuclear generation.  The SCPSC is required to issue an order on the application by February 2009.  If SCE&G’s decision is found to be prudent, that finding will be binding on all future revised rate proceedings or general rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  In addition, beginning with the initial proceeding, SCE&G will be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure.  The rate design will be based on the rates approved in SCE&G’s December 2007 electric rate order described below.

On March 31, 2008 SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  The COL, if approved, would authorize SCE&G and Santee Cooper to build and operate the nuclear generating units referred to above.  The NRC’s review process is expected to last approximately three to four years.  Upon approval from the SCPSC discussed above, construction could begin shortly thereafter, with a projected in-service date of 2016 for the first unit.

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

Gas

On June 13, 2008 SCE&G filed an application with the SCPSC requesting an increase in retail natural gas rates of 0.87% under the terms of the Natural Gas Rate Stabilization Act (Stabilization Act).  The Stabilization Act is designed to reduce the volatility of cost charged to customers by allowing for more time recovery of the cost that regulate utilities incur related to natural gas service infrastructure.  The SCPSC is expected to review SCE&G’s filing in October 2008.  If approved, the rate adjustment would be implemented with the first billing cycle in November 2008.

In October 2007 the SCPSC approved an increase in retail natural gas rates of 0.9% under the terms of the Stabilization Act.  The rate adjustment was effective with the first billing cycle in November 2007.

SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a twelve-month rolling average.

3.       LONG-TERM DEBT

On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.   Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On May 30, 2008 South Carolina Generating Company, Inc. (GENCO) issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  An additional $80 million is expected to be issued in October 2008 with similar terms.

On June 24, 2008, SCE&G issued $110 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short term debt and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated a treasury lock having a notional amount of $110 million.  The resulting gain of approximately $0.5 million will be amortized over the life of the bonds.

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

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2007. Commitments and contingencies at June 30, 2008 include the following:

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

B.      Environmental

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR had set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety and remanded it to the EPA for further rulemaking.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements,  including the installation of selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at both Wateree and Williams Stations for sulfur dioxide reduction.  SCE&G and GENCO have already begun to install this equipment, and expect to incur capital expenditures totaling approximately $560 million through 2010.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA issued a final rule referred to as the Clean Air Mercury Rule (CAMR) in 2005 establishing a mercury emissions cap and trade program for coal-fired power plants that required limits to be met in two phases, in 2010 and 2018. Numerous parties challenged the rule. On February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  The Company cannot predict the effect of this ruling on implementation of CAMR state implementation plans (SIP) and newly promulgated CAMR regulations by the states.

SCE&G has been named, along with 53 others, by the EPA as a potentially responsible party (PRP) at the Alternate Energy Resources, Inc. (AER) Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April  2006.  AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection. The site has not been remediated nor has a clean-up cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition. Any cost allocated to SCE&G arising from the remediation of this site, net of insurance recoveries, is expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $14.0 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recoveries, through rates.  At June 30, 2008, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.5 million.

C.      Claims and Litigation

In May 2004, SCANA and SCE&G were served with a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation. The case was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment. The plaintiff did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling determining that the Circuit court ruling is not immediately appealable.  On February 27, 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  The plaintiff has moved to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant.  This motion was granted by the Court and SCI was served with the complaint on July 14, 2008.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

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

D.      Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G accounting for 55 percent of the cost and output and Santee Cooper the remaining 45 percent.  The first unit is expected to come on line in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) total $5.411 billion for plant costs and $636 million for transmission costs.

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

			Earnings (Loss)
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended June 30, 2008
Electric Operations	$579	$129	n/a
Gas Distribution	119	(1)	n/a
All Other	-	-	$-
Adjustments/Eliminations	-	(1)	58
Consolidated Total	$698	$127	$58

Six Months Ended June 30, 2008
Electric Operations	$1,070	$226	n/a	$6,119
Gas Distribution	321	27	n/a	502
All Other	-	-	$-	-
Adjustments/Eliminations	-	(2)	115	1,706
Consolidated Total	$1,391	$251	$115	$8,327

Three Months Ended June 30, 2007
Electric Operations	$472	$111	n/a
Gas Distribution	103	-	n/a
All Other	-	-	$(4)
Adjustments/Eliminations	-	(2)	56
Consolidated Total	$575	$109	$52

Six Months Ended June 30, 2007
Electric Operations	$917	$166	n/a	$5,746
Gas Distribution	292	27	n/a	463
All Other	-	-	$(10)	-
Adjustments/Eliminations	-	(3)	97	1,501
Consolidated Total	$1,209	$190	$87	$7,710

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

RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008
AS COMPARED TO THE CORRESPONDING PERIODS IN 2007

Net Income

Net income was as follows:

	Second Quarter		Year to Date
Millions of dollars	2008	2007	2008	2007

Net income	$60.2	$53.7	$119.1	$91.1

Second Quarter

Net income increased primarily due to higher electric margin of $14.1 million and higher gas margin of $0.6 million, partially offset by increased operation and maintenance expense of $4.8 and other taxes of $2.8 million.  These amounts are on an after-tax basis.

Year to Date

Net income increased primarily due to higher electric margin of $33.8 million and higher gas margin of $2.7 million, partially offset by increased operation and maintenance expense of $5.0 million and other taxes of $4.5 million.  These amounts are on an after-tax basis.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2008:

Declaration Date	Amount	Quarter Ended	Payment Date
February 14, 2008	$40.7 million	March 31, 2008	April 1, 2008
April 24, 2008	40.8 million	June 30, 2008	July 1, 2008
July 31, 2008	41.3 million	September 30, 2008	October 1, 2008

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (SCFC).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$578.8	22.6%	$472.0	$1,069.8	16.7%	$916.6
Less: Fuel used in electric generation	227.4	48.7%	152.9	404.3	30.9%	308.8
Purchased power	16.2	*	6.6	20.9	16.1%	18.0
Margin	$335.2	7.3%	$312.5	$644.6	9.3%	$589.8
*Greater than 100%

Second Quarter

Margin increased by $17.3 million due to increased retail electric rates that went into effect in January 2008 and $4.1 million due to customer growth and usage, partially offset by lower off-system sales of $0.6 million.

Year to Date

Margin increased by $34.8 million due to increased retail electric rates that went into effect in January 2008, by $10.7 million due to customer growth and usage, by $5.6 million due to higher off-system sales and by $1.7 million due to higher industrial sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$119.3	15.6%	$103.2	$321.6	10.0%	$292.3
Less: Gas purchased for resale	95.9	18.5%	80.9	245.2	11.3%	220.3
Margin	$23.4	4.9%	$22.3	$76.4	6.1%	$72.0

Second Quarter

Margin increased by $0.9 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $0.2 million due to customer growth.

Year to Date

Margin increased by $2.8 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $1.5 million due to customer growth.

Other Operating Expenses

Other operating expenses were as follows:

	Second Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Other operation and maintenance	$124.7	6.7%	$116.9	$254.2	3.3%	$246.0
Depreciation and amortization	67.6	(8.6)%	74.0	135.5	(11.6)%	153.2
Other taxes	39.7	13.1%	35.1	79.7	9.9%	72.5

Second Quarter

Other operation and maintenance expenses increased $5.3 million due to higher generation, transmission and distribution expenses.  Depreciation and amortization expense decreased $7.1 million due to the expiration of the synthetic fuel tax credits program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $2.1 million due to the expiration of a three year amortization of deferred purchased power, partially offset by an increase of $2.9 million due to property additions. Other taxes increased due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased $2.7 million due to higher generation, transmission and distribution expenses and $2.6 million higher incentive and other benefit costs.  Depreciation and amortization expense decreased $19.1 million due to the expiration of the synthetic fuel tax credits program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $4.3 million due to the expiration of a three year amortization of deferred purchased power, partially offset by an increase of $5.8 million due to property additions.. Other taxes increased due to higher property taxes.

Income Taxes

Income tax expense increased primarily due to changes in operating income and the recognition of no synthetic fuel tax credits during the first half of 2008 compared to $7.1 million and $18.5 million for the three and six months ended June 30, 2007, respectively.

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

For 2007, the level of depreciation expense and related tax benefit recognized in the income statement was equal to the available synthetic fuel tax credits, less partnership losses and other expenses, net of taxes. As a result, the balance of unrecovered costs in the dam remediation account declined as accelerated depreciation was recorded. Although these entries collectively had no impact on consolidated net income, they did have a significant impact on individual line items within the income statement,  as follows:

	Three Months Ended	Six Months Ended
Millions of dollars	June 30, 2007	June 30, 2007
Depreciation and amortization expense	$(7.1)	$(19.1)
Income tax benefits:
From synthetic fuel tax credits	6.8	17.7
From accelerated depreciation	2.7	7.3
From partnership losses	1.5	3.6
Total income tax benefits	11.0	28.6

Losses from Equity Method Investments	(3.9)	(9.5)

Impact on Net Income	$-	$-

            Available credits were not sufficient to fully recover the construction costs of dam remediation, therefore, regulatory action to allow recovery of those remaining costs will be sought. In addition, SCE&G records non-cash carrying costs on the unrecovered investment, which amounts were $1.4 million and $1.3 million in the second quarter of 2008 and 2007, respectively. As of June 30, 2008, remaining unrecovered costs, including carrying costs, were $71.2 million.  The Company expects these costs to be recoverable through rates.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the 6 and 12 months ended June 30, 2008 were 3.31 and 3.77, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same periods were 3.10 and 3.52, respectively.

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

On January 14, 2008 SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of approximately $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On May 30, 2008 GENCO issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  An additional $80 million is expected to be issued in October 2008 with similar terms.

On June 24, 2008, SCE&G issued $110 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short term debt and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated a treasury lock having a notional amount of $110 million.  The resulting gain of approximately $0.5 million will be amortized over the life of the bonds.

SCE&G and GENCO have obtained Federal Energy Regulatory Commission (FERC) authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2010.

Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper, a state owned utility in South Carolina (joint owners of V. C. Summer Nuclear Station) announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G accounting for 55 percent of the cost and output and Santee Cooper the remaining 45 percent.  The first unit is expected to come on line in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays are as follows:

Future Value
Millions of dollars	2007	2008	2009-2010	2011-2012	After 2012	Total
Plant Costs	$21	$183	$1,095	$1,431	$2,681	$5,411
Transmission Costs	-	-	-	2	636	638

The above amounts are not reflected in the contractual cash obligations table included in the 2007 Form 10-K.

In addition, on April 1, 2008 SCE&G announced that an agreement had been reached authorizing the purchase of long lead-time materials for up to two new Westinghouse AP 1000 nuclear generating units.  While seeking authorization from regulators for two plants and maintaining a position on the schedule for long-lead materials for two plants, SCE&G intends to maintain flexibility as to the number of plants to build, through contractual off-ramps up until the final notice to proceed with construction is granted which SCE&G anticipates will be in 2011.

For information on SCE&G’s regulatory filings related to nuclear generation, see Note 2 in the condensed consolidated financial statements.

ENVIRONMENTAL AND REGULATORY MATTERS

The United States Environmental Protection Agency (EPA) issued a final rule in 2005 known as the Clean Air Interstate Rule (CAIR). CAIR requires the District of Columbia and 28 states, including South Carolina, to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR had set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  Numerous states, environmental organizations, industry groups and individual companies challenged the rule, seeking a change in the method CAIR used to allocate sulfur dioxide emission allowances.  On July 11, 2008, the United States Court of Appeals for the District of Columbia Circuit vacated the rule in its entirety and remanded it to the EPA for further rulemaking.  Prior to the Court of Appeals’ decision, SCE&G and GENCO had determined that additional air quality controls would be needed to meet the CAIR requirements,  including the installation of selective catalytic reactor (SCR) technology at Cope Station for nitrogen oxide reduction and wet limestone scrubbers at both Wateree and Williams Stations for sulfur dioxide reduction.  SCE&G and GENCO have already begun to install this equipment, and expect to incur capital expenditures totaling approximately $560 million through 2010.   The Company cannot predict when the EPA will issue a revised rule or what impact the rule will have on SCE&G and GENCO.  Any costs incurred to comply with this vacated rule or other rules issued by the EPA in the future are expected to be recoverable through rates.

The EPA issued a final rule referred to as the Clean Air Mercury Rule (CAMR) in 2005 establishing a mercury emissions cap and trade program for coal-fired power plants that required limits to be met in two phases, in 2010 and 2018. Numerous parties challenged the rule. On February 8, 2008, the United States Circuit Court for the District of Columbia vacated the rule for electric utility steam generating units.  The Company cannot predict the effect of this ruling on implementation of CAMR state implementation plans (SIP) and newly promulgated CAMR regulations by the states.

See notes to the condensed consolidated financial statements for additional information related to environmental matters (Note 5B) and regulatory matters (Note 2).

OTHER MATTERS

For additional information related to claims and litigation, see Note 5C to the condensed consolidated financial statements.

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

As of June 30, 2008	Expected Maturity
						There-		Fair
Millions of dollars	2008	2009	2010	2011	2012	after	Total	Value

Long-Term Debt Issued:
Fixed Rate ($)	3.7	103.7	10.4	164.9	11.0	2,096.9	2,390.6	2,398.4
Average Interest Rate (%)	7.78	6.18	6.31	6.70	4.98	5.88	5.95

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

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Purchased Put
2008	Long	Short		Long	Long
Settlement Price (a)	13.74	13.14	Strike Price (a)	10.25	8.79
Contract Amount (b)	9.1	7.1	Contract Amount (b)	14.5	23.6
Fair Value (b)	14.3	6.6	Fair Value (b)	5.2	(0.1)

2009
Settlement Price (a)	13.26		Strike Price (a)	12.59	8.44
Contract Amount (b)	18.5		Contract Amount (b)	27.2	22.4
Fair Value (b)	27.4		Fair Value (b)	6.0	(0.4)

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2008	2009
Commodity Swaps:
Pay fixed/receive variable (b)	33.7	48.0
Average pay rate (a)	9.170	9.299
Average received rate (a)	13.782	12.985
Fair value (b)	50.7	67.0

Pay variable /receive fixed (b)	19.5	23.7
Average pay rate (a)	13.799	14.275
Average received rate (a)	10.217	12.425
Fair value (b)	14.4	20.7

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4T.  CONTROLS AND PROCEDURES

As of June 30, 2008, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2008, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 2008 the consumer affairs staff (the staff) of the Georgia Public Service Commission (GPSC) recommended that the GPSC open an investigation into whether SCANA Energy Marketing, Inc. (SCANA Energy) had overcharged certain of its customers.  The staff asserted that SCANA Energy confused certain customers, charged certain customers in excess of the published price, and failed to give proper notice of an alleged change in methodology for computing variable rates.  While SCANA Energy believed the staff’s assertions were without merit, in June 2008 SCANA Energy entered into a settlement agreement with the GPSC, agreeing to pay $1.25 million in the form of credits on certain customers’ bills and as a contribution to low-income assistance programs.

On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., containing similar allegations to those alleged by the staff and seeking damages on behalf of a class of Georgia customers.  On June 13, 2008 the court dismissed the suit with prejudice.  The plaintiffs subsequently filed a motion for reconsideration, which has been denied.  While the plaintiffs may appeal the court’s decision, SCANA Energy believes the allegations are without merit and will vigorously defend itself.  Although the Company cannot predict the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA Corporation:

The following table provides information about purchases by or on behalf of SCANA Corporation (SCANA) or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA’s equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
				(d)
				Maximum number (or
			(c)	approximate dollar value
	(a)		Total number of shares	of shares (or units)
	Total number of	(b)	(or units) purchased as	that may yet be
	shares (or units)	Average price paid	part of publicly announced	purchased under the
Period	purchased	per share (or unit)	plans or programs	plan or program
April 1-30	333,209	37.87	333,209
May 1-31	108,601	40.30	108,601
June 1-30	150,847	39.69	150,847
Total	592,657		592,657	*

*On May 16, 2006 SCANA announced a program to convert from original issue to open market purchase of SCANA common stock for all applicable compensation and dividend reinvestment plans.  This program had no stated maximum number of shares that could be purchased.  This program expired effective July 1, 2008 when SCANA reverted from open market purchase to original issue of SCANA common stock for all applicable compensation and dividend reinvestment plans.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (not applicable for South Carolina
                Electric & Gas Company).

The Annual Meeting of Shareholders of SCANA Corporation Common Stock (No Par Value) was held on April 24, 2008.  The following matters were voted upon at the meeting.

1.	To elect one (1) Class I Director; one (1) Class II Director and four (4) Class III Directors for the terms specified in the Proxy Statement.

Nominee	Number of Shares Voting For	Number of Shares Voting to Withhold Authority	Total Shares Voted
Bill L. Amick	80,002,392	19,858,920	99,861,312
Sharon A. Decker	98,239,582	1,621,730	99,861,312
D. Maybank Hagood	98,270,189	1,591,123	99,861,312
James M. Micali	98,326,621	1,534,691	99,861,312
James W. Roquemore	98,319,310	1,542,002	99,861,312
William B. Timmerman	97,882,883	1,978,429	99,861,312

2.           To approve the appointment of Deloitte & Touche LLP as independent auditors for SCANA Corporation.

Number of Shares
FOR	98,664,553
AGAINST	733,815
ABSTAIN	462,944
TOTAL	99,861,312

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
August 5, 2008	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA Corporation as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03		X
Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on
May 3, 2001 (Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
			February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
			May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
			June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
			August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
			March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
			May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
			June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
			August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
			March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
			May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
			June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
			August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
			March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
			May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
			June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
			August 21, 2007	Exhibit 3.01	to Form 8-K filed August 23, 2007
			May 15, 2008	Exhibit 3.01	to Form 8-K filed May 21, 2008
			July 9, 2008	Exhibit 3.01	to Form 8-K filed July 10, 2008

3.05		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06		X
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
incorporated by reference herein)

3.09		X	Articles of Correction dated May 20, 2008, correcting May 15, 2008 Articles of Amendment (Filed as Exhibit 3.02 to Form 8-K on May 21, 2008 and incorporated by reference herein)
3.10	X		By-Laws of SCANA as revised and amended on December 13, 2000 (Filed as Exhibit 3.01 to Registration Statement No. 333-68266 and incorporated by reference herein)
3.11		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
10.01	X	X
Engineering, Procurement and Construction Agreement, dated May 23, 2008, between
South Carolina Electric & Gas Company, for itself and as Agent for the South Carolina
Public Service Authority and a Consortium consisting of Westinghouse Electric Company
LLC and Stone &Webster, Inc. (portions of the exhibit have been omitted and filed separately with the Securities and Exchange Commission pursuant to a request for confidential treatment pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended) (Filed herewith)

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