Form 10-Q
period 2008-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2008-11-03
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No  ☒  South Carolina Electric & Gas Company Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2008
SCANA Corporation	Without Par Value	117,518,117
South Carolina Electric & Gas Company	$4.50 Par Value	40,296,147 (a)
(a)Owned beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company. Information contained herein relating to any individual company is filed by such company on its own behalf. Each company makes no representation as to information relating to the other company.

TABLE OF CONTENTS

SEPTEMBER 30, 2008

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated construction and other expenditures. In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology. Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements. Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

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

(7)          the results of short- and long-term financing efforts, including future prospects for obtaining access to capital markets and other sources of liquidity;

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

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Millions of dollars	2008	2007
Assets
Utility Plant In Service	$10,127	$9,807
Accumulated Depreciation and Amortization	(3,113)	(2,981)
Construction Work in Progress	670	400
Nuclear Fuel, Net of Accumulated Amortization	76	82
Acquisition Adjustments	230	230
Utility Plant, Net	7,990	7,538

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $90 and $84	175	131
Assets held in trust, net-nuclear decommissioning	57	62
Other investments	71	82
Nonutility Property and Investments, Net	303	275

Current Assets:
Cash and cash equivalents	122	134
Receivables, net of allowance for uncollectible accounts of $11 and $10	498	641
Receivables - affiliated companies	-	29
Inventories (at average cost):
Fuel and gas supply	318	286
Materials and supplies	112	107
Emission allowances	19	33
Prepayments and other	88	62
Deferred income taxes	17	9
Total Current Assets	1,174	1,301

Deferred Debits and Other Assets:
Pension asset, net	242	224
Regulatory assets	799	712
Other	116	115
Total Deferred Debits and Other Assets	1,157	1,051
Total	$10,624	$10,165

	September 30,	December 31,
Millions of dollars	2008	2007
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$3,060	$2,960
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	3,166	3,066
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	3,822	2,879
Total Capitalization	6,995	5,952

Current Liabilities:
Short-term borrowings	80	627
Current portion of long-term debt	259	233
Accounts payable	323	401
Accounts payable - affiliated companies	-	27
Customer deposits and customer prepayments	80	85
Taxes accrued	102	156
Interest accrued	62	51
Dividends declared	56	53
Other	90	88
Total Current Liabilities	1,052	1,721

Deferred Credits and Other Liabilities:
Deferred income taxes, net	984	944
Deferred investment tax credits	103	104
Asset retirement obligations	320	307
Postretirement benefits	184	185
Regulatory liabilities	858	830
Other	128	122
Total Deferred Credits and Other Liabilities	2,577	2,492

Commitments and Contingencies (Note 6)	-	-
Total	$10,624	$10,165

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2008	2007	2008	2007
Operating Revenues:
Electric	$671	$602	$1,735	$1,515
Gas - regulated	179	146	871	773
Gas - nonregulated	416	331	1,412	1,161
Total Operating Revenues	1,266	1,079	4,018	3,449

Operating Expenses:
Fuel used in electric generation	267	209	672	518
Purchased power	8	9	28	27
Gas purchased for resale	519	399	1,912	1,573
Other operation and maintenance	160	156	504	490
Depreciation and amortization	83	76	242	253
Other taxes	40	41	127	120
Total Operating Expenses	1,077	890	3,485	2,981

Operating Income	189	189	533	468

Other Income (Expense):
Other income	17	19	53	67
Other expenses	(12)	(14)	(31)	(39)
Interest charges, net of allowance for borrowed funds
used during construction of $4, $4, $11 and $9	(56)	(51)	(163)	(156)
Preferred dividends of subsidiary	(2)	(2)	(6)	(6)
Allowance for equity funds used during construction	4	1	8	2
Total Other Expense	(49)	(47)	(139)	(132)

Income Before Income Tax Expense and
Earnings (Losses) from Equity Method Investments	140	142	394	336
Income Tax Expense	50	46	141	93

Income Before Earnings (Losses) from Equity Method Investments	90	96	253	243
Earnings (Losses) from Equity Method Investments	4	(4)	7	(11)

Net Income	$94	$92	$260	$232

Basic and Diluted Earnings Per Share of Common Stock	$.80	$.79	$2.22	$1.99
Weighted Average Shares Outstanding (millions)	117.1	116.7	116.8	116.7

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended
	September 30,
Millions of dollars	2008	2007
Cash Flows From Operating Activities:
Net income	$260	$232
Adjustments to reconcile net income to net cash provided from operating activities:
Excess (earnings) losses from equity method investments, net of distributions	(3)	13
Depreciation and amortization	245	258
Amortization of nuclear fuel	12	14
Allowance for equity funds used during construction	(8)	(2)
Carrying cost recovery	(4)	(4)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	172	186
Inventories	(66)	(37)
Prepayments and other	(46)	12
Pension asset	(13)	(28)
Other regulatory assets	42	3
Deferred income taxes, net	32	31
Regulatory liabilities	(3)	21
Postretirement benefits	1	4
Accounts payable	(64)	(133)
Taxes accrued	(54)	(4)
Interest accrued	11	(2)
Changes in fuel adjustment clauses	(120)	(30)
Changes in other assets	(8)	18
Changes in other liabilities	18	(17)
Net Cash Provided From Operating Activities	404	535
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(646)	(489)
Proceeds from sale of assets	3	2
Nonutility property additions	(48)	(3)
Investments	15	(9)
Net Cash Used For Investing Activities	(676)	(499)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	23	-
Proceeds from issuance of debt	1,063	6
Repayment of debt	(114)	(9)
Redemption/repurchase of equity securities	-	(33)
Dividends	(165)	(157)
Short-term borrowings, net	(547)	83
Net Cash Provided From (Used For) Financing Activities	260	(110)
Net Decrease In Cash and Cash Equivalents	(12)	(74)
Cash and Cash Equivalents, January 1	134	201
Cash and Cash Equivalents, September 30	$122	$127
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $11 and $9)	$145	$133
- Income taxes	113	46

Noncash Investing and Financing Activities:
Accrued construction expenditures	42	34

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Net Income	$94	$92	$260	$232
Other Comprehensive Income (Loss), net of tax:
Gains (losses) on hedging activities:
Unrealized holding losses arising during period, net	(35)	(7)	(15)	(6)
Realized losses on derivatives designated as cash flow hedges	(2)	(2)	(5)	(2)
Reclassification adjustment for losses included in net income	2	4	1	15
Deferred cost of employee benefit plans, net of taxes	-	1	-	1
Other Comprehensive Income (Loss), net of tax	(35)	(4)	(19)	8
Total Comprehensive Income (1)	$59	$88	$241	$240

(1) Accumulated other comprehensive loss totaled $40.7 million as of September 30, 2008 and $22.3 million as of December 31, 2007.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

	September 30,	December 31,
Millions of dollars	2008	2007
Regulatory Assets:
Accumulated deferred income taxes	$171	$161
Under-collections – electric fuel and gas cost adjustment clauses	152	45
Environmental remediation costs	27	26
Asset retirement obligations and related funding	252	274
Franchise agreements	49	52
Deferred employee benefit plan costs	108	120
Other	40	34
Total Regulatory Assets	$799	$712

Regulatory Liabilities:
Accumulated deferred income taxes	$33	$35
Over-collections – electric fuel and gas cost adjustment clauses	21	19
Other asset removal costs	680	643
Storm damage reserve	50	49
Planned major maintenance	8	15
Monetization of bankruptcy claim	43	45
Other	23	24
Total Regulatory Liabilities	$858	$830

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

Environmental remediation costs represent costs associated with the assessment and clean-up of manufactured gas plant (MGP) sites currently or formerly owned by the Company. Costs incurred at sites owned by SCE&G are being recovered through rates, of which $19.2 million remain to be recovered. SCE&G is authorized to amortize $1.4 million of these costs annually.  At sites owned by Public Service Company of North Carolina, Incorporated (PSNC Energy), costs totaling $3.5 million are being recovered through rates over a three-year period beginning November 2008.  In addition, management believes that estimated remaining costs of $4.5 million will be recoverable through rates.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums.  During the nine months periods ended September 30, 2008 and 2007, $3.7 million and $0.7 million, respectively, was drawn from the reserve.

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

C.      Affiliated Transactions

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel. SCE&G’s payables to these affiliated companies were $26.9 million and accounts receivable from these affiliate companies were $28.8 million at December 31, 2007.  SCE&G did not purchase synthetic fuel from these affiliated companies for the nine months ended September 30, 2008, and made $198.0 million of such purchases during the corresponding period in 2007.  SCE&G’s investment in the two partnerships is expected to be liquidated in 2008 as a result of the expiration of the synthetic fuel tax credit program at the end of 2007.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which, prior to July 1, 2008, SCANA held an equity method investment.  Transactions subsequent to June 30, 2008 were not affiliated transactions.  SCE&G’s affiliated payables to the LLC were $2.1 million at December 31, 2007.   SCE&G purchased $14.7 million of shaft horsepower from the LLC for the six months ended June 30, 2008, and purchased $7.4 million and $20.8 million of shaft horsepower from the LLC for the three and nine months ended September 30, 2007, respectively.

D.      Pension and Other Postretirement Benefit Plans

Components of net periodic benefit income or cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2008	2007	2008	2007
Three months ended September 30,
Service cost	$3.5	$3.5	$0.8	$0.9
Interest cost	10.6	9.2	2.9	2.8
Expected return on assets	(19.9)	(18.2)	-	-
Prior service cost amortization	1.8	1.5	0.2	0.2
Transition obligation amortization	-	-	0.1	0.2
Amortization of actuarial loss	-	-	-	0.1
Net periodic benefit (income) cost	$(4.0)	$(4.0)	$4.0	$4.2

Nine months ended September 30,
Service cost	$11.3	$10.5	$3.0	$3.3
Interest cost	32.4	29.9	9.0	8.8
Expected return on assets	(60.8)	(58.4)	-	-
Prior service cost amortization	5.3	4.9	0.8	0.8
Transition obligation amortization	-	-	0.5	0.6
Amortization of actuarial loss	-	-	-	0.7
Net periodic benefit (income) cost	$(11.8)	$(13.1)	$13.3	$14.2

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

The Company adopted SFAS 157, “Fair Value Measurements,” in the first quarter of 2008 for financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As permitted by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), the Company will adopt SFAS 157 for all other nonfinancial assets and liabilities in the first quarter of 2009.  SFAS 157 establishes a framework for measuring the fair value of assets and liabilities recognized in the financial statements in periods subsequent to initial recognition.  The initial adoption of SFAS 157 did not impact the Company’s results of operations, cash flows or financial position.  In addition, FASB Staff Position 157-3 (FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, did not impact the Company’s disclosure of fair value.

    The Company relies on market transactions to determine the fair value of available for sale securities and derivative instruments.  At September 30, 2008, fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements at September 30, 2008 Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Available for sale securities	$3	-	-
Derivative instruments	21	$1	-

Liabilities:
Derivative instruments	28	11	-

F.       Income and Other Taxes

In June 2008, the Company received an unfavorable decision in its litigation of a state tax issue, which denied the Company a refund of state income tax.  Although the decision was rendered by the court of last resort, the Company requested and has been granted a rehearing of the case by that court.  It is reasonably possible that the rehearing could result in a favorable decision to be rendered within twelve months.  In 2007, the Company removed $15 million of previously recorded tax benefit from its balance sheet related to this item, in connection with the initial adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”  As a result, the unfavorable decision has had no impact on the Company’s results of operations, cash flows or financial position.  If the rehearing is decided in favor of the Company, any change to the unrecognized tax benefit will be within a range of $0 to $15 million.  The impact on any individual year’s effective tax rate would be immaterial, because any tax benefit recorded would be amortized into earnings over a number of years under SFAS 71.  No other material changes in the status of the Company’s tax positions have occurred through September 30, 2008.

2.       RATE AND OTHER REGULATORY MATTERS

SCE&G

Electric

On October 29, 2008, the SCPSC approved a settlement agreement between SCE&G and the South Carolina Office of Regulatory Staff (ORS), whereby SCE&G would increase the fuel cost portion of its electric rates.  SCE&G sought the increase due to significant increases in fuel costs through the first half of 2008.  The increase is effective with the first billing cycle of November 2008.

By Order dated October 7, 2008, the SCPSC approved SCE&G’s request to begin initial clearing, excavation and construction activities related to the proposed nuclear generation project discussed below.

On May 30, 2008, SCE&G filed a combined application with the SCPSC and the ORS pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at the existing V. C. Summer Nuclear Station site.  Based on the application, the SCPSC will review and rule on the prudency of SCE&G’s decision to build nuclear generation.  On October 17, 2008, the ORS announced that it will recommend to the SCPSC to approve SCE&G’s application to build the two new nuclear units.  The SCPSC has scheduled a public hearing on the BLRA application to begin December 1, 2008, and the SCPSC is required to issue an order on the application by February 2009.  If SCE&G’s decision is found to be prudent, that finding will be binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  In addition, beginning with the initial proceeding, SCE&G will be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.

On March 31, 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  The COL, if approved, would authorize SCE&G and Santee Cooper to build and operate the nuclear generating units referred to above.  The NRC’s review process is expected to last approximately three to four years.  Upon approval from the SCPSC discussed above, construction could begin shortly thereafter, with a projected in-service date of 2016 for the first unit.

            In a December 2007 order, the SCPSC granted SCE&G an increase in retail electric revenues of approximately $76.9 million, or 4.4%, based on a test year calculation.  The order granted an allowed return on common equity of 11%.  The new rates became effective January 1, 2008. In that order, the SCPSC also extended through 2015 its approval of the accelerated capital recovery plan for SCE&G’s Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station up to $36 million annually without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the immediately following year. No such additional depreciation has been recognized.

In October 2007, the SCPSC approved SCE&G’s request to increase the storm damage reserve cap from $50 million to $100 million.  In addition, the SCPSC approved SCE&G’s request to apply certain transmission and distribution insurance premiums against the reserve until SCE&G files its next retail electric rate case.

In May 2007, South Carolina law was changed to revise the statutory definition of fuel costs to include certain variable environmental costs such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions.  The revised definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, and mercury and particulates.

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.  In May 2006, SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

By Order dated October 14, 2008, the SCPSC approved an increase in SCE&G’s retail gas base rates of $3.7 million, effective the first billing cycle of November 2008.  This action was the result of a review by the ORS of SCE&G’s rate of return report for gas distribution operations for the 12-month period ended March 31, 2008, as mandated by the South Carolina Natural Gas Rate Stabilization Act (RSA).  The approved rate increase will allow SCE&G the opportunity to earn a 10.25 percent return on common equity as established in its last general retail natural gas base rate case proceeding in 2005.  The RSA provides for rate adjustments, either upward or downward, on an annual basis to reflect ongoing changes in investments and in revenues and expenses associated with maintaining and expanding the company’s natural gas service infrastructure.

In October 2007, the SCPSC approved an increase in retail natural gas base rates of 0.9% under the terms of the RSA.  The rate adjustment was effective with the first billing cycle in November 2007.

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

On October 24, 2008, the NCUC granted PSNC Energy an annual increase in natural gas margin revenues of approximately $9.1 million, offset by an $8.4 million reduction in fixed gas costs, for a net annual increase in rates and charges to customers of approximately $0.7 million.  PSNC Energy was authorized to implement the customer usage tracker (CUT), a rate decoupling mechanism that breaks the link between revenues and the amount of natural gas sold.  The CUT will allow PSNC Energy to periodically adjust its base rates for residential and commercial customers based on average per customer consumption.  The new rates are effective for services rendered on or after November 1, 2008.

3.       LONG-TERM DEBT AND SHORT-TERM LIQUIDITY

Long-term Debt

In June 2007, SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  Concurrent with the agreement, SCANA entered into an interest rate swap to receive variable and pay fixed.  In December 2007 SCANA issued $40 million of the Floating Rate Senior Notes.  The remainder of the Notes are to be issued in December 2008 and June 2009.

On January 14, 2008, SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.   Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of approximately $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On March 12, 2008, SCANA issued $250 million of Medium Term Notes bearing an annual interest rate of 6.25% and maturing on April 1, 2020.  Proceeds from the sale of these notes were used to repay short-term debt incurred to pay at maturity on March 1, 2008 $100 million of floating rate Medium Term Notes, to pay at maturity $115 million of Medium Term Notes, due October 23, 2008, to repay other short-term debt and for general corporate purposes.  Concurrent with this issuance, SCANA terminated a treasury lock having a notional amount of $250 million.  The resulting loss on the treasury lock of approximately $3.1 million will be amortized over the life of the Medium Term Notes.

On May 30, 2008, South Carolina Generating Company, Inc. (GENCO) issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  On October 1, 2008 an additional $80 million of notes was issued by GENCO with the same terms.

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

On October 2, 2008, SCE&G issued $300 million of First Mortgage Bonds bearing an annual interest rate of 6.50% and maturing on November 1, 2018.  Proceeds from the sale of these bonds will be used to repay short-term debt and for general corporate purposes.

     Amounts outstanding under lines of credit that are classified as long-term borrowings appear in the chart below.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

At September 30, 2008 and December 31, 2007, SCANA, SCE&G (including South Carolina Fuel Company, Inc. (Fuel Company)) and PSNC Energy had available the following lines of credit and other borrowings outstanding:

	SCANA		SCE&G		PSNC Energy
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2008	2007	2008	2007	2008	2007
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
Used	15	-	258	-	125	-
Weighted average interest rate	3.48%	-	3.32%	-	3.38%	-
Uncommitted (a ):
Total	$78	$78	$-	$-	$-	$-
Used	-	7	-	-	-	-
Weighted average interest rate	-	5.10%	-	-	-	-
Short-term borrowings outstanding:
Bank loans/commercial paper (270 or fewer days)	$-	$7	$27	$464	$53	$157
Weighted average interest rate	-	5.10%	2.95%	5.74%	3.00%	5.74%

 (a)  SCANA, SCE&G or a combination may use the line of credit.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N. A. each provide 14.3% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  In addition, a portion of the credit facilities supports SCANA’s borrowing needs.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy.

4.       FINANCIAL INSTRUMENTS

The Company utilizes various financial derivatives, including those designated as cash flow hedges related to natural gas. The Company also utilizes swap agreements to manage interest rate risk. These transactions are more fully described in Note 9 to the consolidated financial statements in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2007.

At September 30, 2008 the Company’s interest rate swap designated as a fair value hedge totaled $0.5 million (gain) related to a notional amount of $12.8 million.  At September 30, 2008 the Company’s interest rate swap designated as a cash flow hedge totaled $10.6 million (loss) related to a notional amount of $40 million.

The Company’s regulated gas operations (SCE&G and PSNC Energy) hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. SCE&G’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of related derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability. PSNC Energy’s tariffs also include a provision for the recovery of actual gas costs incurred. PSNC Energy records premiums, transaction fees, margin requirements and any realized and unrealized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the over- or under-recovery of gas costs.

            The Company’s nonregulated gas operations recognize gains and losses as a result of qualifying cash flow hedges whose hedged transactions occur during the reporting period and record them in cost of gas. The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.  The Company estimates that most of the September 30, 2008 unrealized loss balance of $20.5 million, net of taxes, will be reclassified from accumulated other comprehensive income (loss) to earnings within the next twelve months as an increase to gas cost if market prices remain at current levels. As of September 30, 2008, all of the Company’s cash flow hedges settle by their terms before the end of 2011.

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  At September 30, 2008, such counterparties held 24% of PSNC Energy’s natural gas inventory, with a carrying value of $29 million, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees and, in certain instances, a share of profits.  No fees are received under supply service agreements.  The agreements expire at various times through March 31, 2009.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2007.  Commitments and contingencies at September 30, 2008 include the following:

A.      Nuclear Insurance

The Price-Anderson Indemnification Act (Price-Anderson) deals with public liability for a nuclear incident.  As of September 30, 2008, the liability limit under Price-Anderson for third-party claims associated with any nuclear incident was $10.8 billion, with each reactor licensee being liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $15 million of the liability per reactor would be assessed per year.  As such, SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would have been $67.1 million per incident, but not more than $10 million per year.

Effective October 29, 2008, Price-Anderson became subject to an inflation adjustment based on the Consumer Price Index.  As a result, the liability for third-party claims associated with any nuclear incident rose to $12.5 billion, with each reactor licensee being liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that no more than $17.5 million of the liability per reactor would be assessed per year.  As such, SCE&G’s maximum assessment will be $78.3 million per incident, but not more than $11.7 million per year.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper, the one-third owner of Summer Station) with Nuclear Electric Insurance Limited.  The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover the insurer’s losses.  Based on the annual premium in effect at September 30, 2008, SCE&G’s portion of the retrospective premium assessment would not exceed $14.1 million.

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

SCE&G has been named, along with 53 others, by the EPA as a potentially responsible party (PRP) at the Alternate Energy Resources, Inc. (AER) Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April 2006. AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site, leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection. The PRPs have funded a Remedial Investigation and Risk Assessment that is expected to be completed in 2008.  The site has not been remediated, nor has a clean-up cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition.  Any cost allocated to SCE&G arising from the remediation of this site, net of insurance recoveries, is expected to be recoverable through rates.

SCE&G has been named, along with 29 others, by the EPA as a PRP at the Carolina Transformer Superfund site located in Fayetteville, North Carolina.  The Carolina Transformer Company (CTC) conducted an electrical transformer rebuilding and repair operation at the site from 1959 to 1986.  During that time, SCE&G occasionally used CTC for the repair of existing transformers, purchase of new transformers and sale of used transformers.  In 1984, the EPA initiated a remediation of PCB-contaminated soil and groundwater at the site.  The EPA reports that it has spent $36 million to date.  In September 2008, a settlement reached by SCE&G and other parties with the EPA and the U.S. Department of Justice on this matter was approved by the court and resulted in an allocation of cost to SCE&G that was not material. All costs were recovered through insurance.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $10.7 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recoveries, through rates.  At September 30, 2008, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.2 million.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. PSNC Energy's actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of $4.5 million, the estimated remaining liability at September 30, 2008.  PSNC Energy expects to recover through rates any costs, net of insurance recoveries, allocable to PSNC Energy arising from the remediation of these sites.

C.      Claims and Litigation

In February 2008, the consumer affairs staff (the staff) of the Georgia Public Service Commission (GPSC) recommended that the GPSC open an investigation into whether SCANA Energy Marketing, Inc. (SCANA Energy) had overcharged certain of its customers.  The staff asserted that SCANA Energy confused certain customers, charged certain customers in excess of the published price, and failed to give proper notice of an alleged change in methodology for computing variable rates.  While SCANA Energy believed the staff’s assertions were without merit, in June 2008, SCANA Energy entered into a settlement agreement with the GPSC, agreeing to pay $1.25 million in the form of credits on certain customers’ bills and as a contribution to low-income assistance programs.

On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., containing similar allegations to those alleged by the staff and seeking damages on behalf of a class of Georgia customers.  On June 13, 2008 the court dismissed the suit with prejudice.  The plaintiffs subsequently filed a motion for reconsideration, which was denied.  On August 28, 2008, the Plaintiffs filed a notice of appeal.  SCANA Energy believes the allegations are without merit and will vigorously defend itself.   Although the Company cannot predict the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit Court ruling is not immediately appealable.  On February 27, 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.  The parties have filed motions for partial summary judgment; additionally the plaintiff has moved to expand the class.  The motions are set to be heard on December 15, 2008.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

In September 2006, a patent infringement action styled as Jaime G. Garcia vs. SCANA Corporation was filed in U.S. District Court for the District of South Carolina.  The plaintiff alleges that the repowering of SCE&G’s Urquhart Station from 2000 to 2002 violated his patent dealing with condenser performance in steam power plants and seeks damages including interest, attorney’s fees and costs.  The complaint was subsequently amended substituting SCE&G for SCANA as the defendant.  Under the court’s current scheduling order, the case may be placed on the trial roster any time after January 12, 2009.  SCE&G is vigorously contesting the claim of infringement and demand for damages.  Although SCE&G cannot predict the final outcome, it believes that the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

A complaint was filed by the State of South Carolina in October 2003 alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality's limits. The complaint sought restitution to all affected customers and penalties of up to $5,000 for each separate violation. The claim against SCE&G was settled by an agreement between the parties, and the settlement was approved in 2004 by South Carolina’s Circuit Court of Common Pleas for the Fifth Judicial Circuit.  In addition, SCE&G filed a petition with the SCPSC in October 2003 pursuant to S. C. Code Ann. R.103-836.  The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G’s electric and gas service, to approve SCE&G’s efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process.  A hearing on this petition has not been scheduled. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.      Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  The first unit is expected to be completed and in service in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $5.4 billion for plant costs and $638 million for related transmission infrastructure costs.

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

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets
Three Months Ended September 30, 2008
Electric Operations	$671	$3	$195	n/a
Gas Distribution	177	-	(9)	n/a
Gas Transmission	2	9	3	n/a
Retail Gas Marketing	80	-	n/a	$-
Energy Marketing	336	86	n/a	1
All Other	9	93	n/a	(1)
Adjustments/Eliminations	(9)	(191)	-	94
Consolidated Total	$1,266	$-	$189	$94

Nine Months Ended September 30, 2008
Electric Operations	$1,735	$9	$421	n/a	$6,223
Gas Distribution	865	-	68	n/a	2,000
Gas Transmission	6	30	12	n/a	315
Retail Gas Marketing	448	-	n/a	$21	140
Energy Marketing	964	254	n/a	2	144
All Other	25	266	n/a	(5)	1,327
Adjustments/Eliminations	(25)	(559)	32	242	475
Consolidated Total	$4,018	$-	$533	$260	$10,624

	External	Intersegment	Operating	Net	Segment
Millions of dollars	Revenue	Revenue	Income (Loss)	Income (Loss)	Assets
Three Months Ended September 30, 2007
Electric Operations	$602	$2	$195	n/a
Gas Distribution	144	-	(8)	n/a
Gas Transmission	2	10	4	n/a
Retail Gas Marketing	78	-	n/a	$-
Energy Marketing	253	62	n/a	1
All Other	6	87	n/a	(8)
Adjustments/Eliminations	(6)	(161)	(2)	99
Consolidated Total	$1,079	$-	$189	$92

Nine months Ended September 30, 2007
Electric Operations	$1,515	$6	$361	n/a	$5,872
Gas Distribution	766	-	65	n/a	1,857
Gas Transmission	7	30	13	n/a	287
Retail Gas Marketing	421	-	n/a	$20	129
Energy Marketing	740	174	n/a	2	102
All Other	19	255	n/a	(17)	572
Adjustments/Eliminations	(19)	(465)	29	227	995
Consolidated Total	$3,449	$-	$468	$232	$9,814

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
AS COMPARED TO THE CORRESPONDING PERIODS IN 2007

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
Millions of dollars	2008	2007	2008	2007

Earnings per share	$.80	$.79	$2.22	$1.99

Third Quarter

Earnings per share increased primarily due to higher electric margin of $.07.  These increases were primarily offset by lower natural gas margin of $.01 and higher operating expenses and other items aggregating $.05 as detailed below.

Year to Date

Earnings per share increased primarily due to higher electric margin of $.35 and higher natural gas margin of $.05.  These increases were primarily offset by higher operating expenses and other items aggregating $.17 as detailed below.

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock during 2008:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 14, 2008	$.46	March 10, 2008	April 1, 2008
April 24, 2008	.46	June 10, 2008	July 1, 2008
July 31, 2008	.46	September 10, 2008	October 1, 2008
October 29, 2008	.46	December 10, 2008	January 1, 2009

Electric Operations

Electric Operations is comprised of the electric operations of South Carolina Electric & Gas Company (SCE&G), South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company) Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$671.4	11.5%	$602.0	$1,735.1	14.6%	$1,514.7
Less: Fuel used in generation	267.5	27.9%	209.2	671.8	29.7%	517.9
Purchased power	7.4	(20.4)%	9.3	28.3	4.0%	27.2
Margin	$396.5	3.4%	$383.5	$1,035.0	6.7%	$969.6

Third Quarter

Margin increased by $23.2 million due to increased retail electric rates that went into effect in January 2008, partially offset by reduced overall customer usage of $8.1 million, by lower off-system sales of $3.1 million and by lower industrial sales of $1.3 million.

Year to Date

Margin increased by $58.1 million due to increased retail electric rates that went into effect in January 2008, by $4.7 million due to customer growth and usage and by $2.5 million due to higher off-system sales, partially offset by $1.8 million due to lower industrial sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and Public Service Company of North Carolina, Incorporated (PSNC Energy).  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$177.1	22.9%	$144.1	$865.3	12.9%	$766.6
Less: Gas purchased for resale	129.8	33.1%	97.5	624.0	16.7%	534.5
Margin	$47.3	1.5%	$46.6	$241.3	4.0%	$232.1

Third Quarter

Margin at SCE&G increased by $0.6 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007.  Margin at PSNC Energy increased by $0.1 million due primarily to customer growth.

Year to Date

Margin at SCE&G increased by $3.5 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $1.3 million due to customer growth.  Margin at PSNC Energy increased by $4.3 million due primarily to customer growth.

Gas Transmission

Gas Transmission is comprised of the operations of Carolina Gas Transmission Corporation (CGTC). Gas transmission revenues (including transactions with affiliates) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Transportation revenue	$11.7	6.4%	$11.0	$36.5	5.8%	$34.5
Other operating revenues	-	*	0.6	-	*	2.0
Revenues	$11.7	0.9%	$11.6	$36.5	-%	$36.5
 *Greater than 100%.

Third Quarter and Year to Date

Transportation revenue increased primarily due to customer growth.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing revenues and net income (loss) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$81.3	3.7%	$78.4	$448.2	6.4%	$421.4
Net income (loss)	(0.5)	*	(0.2)	20.6	5.6%	19.5
*Greater than 100%

Third Quarter

Operating revenues increased primarily as a result of higher average retail prices, partially offset by lower sales volume.  Net income decreased primarily due to lower margin.

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

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$421.4	34.0%	$314.4	$1,217.5	33.2%	$914.0
Net income	1.5	(6.3)%	1.6	1.6	(30.4)%	2.3

Third Quarter

Operating revenues increased primarily due to higher natural gas commodity prices.  Net income decreased primarily due to higher bad debt expense.

Year to Date

Operating revenues increased primarily due to higher natural gas commodity prices.  Net income decreased due to higher operating expenses.

Other Operating Expenses

Other operating expenses arising from the operating segments previously discussed were as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Other operation and maintenance	$160.4	3.0%	$155.8	$504.4	3.0%	$489.9
Depreciation and amortization	83.0	9.5%	75.8	241.6	(4.4)%	252.7
Other taxes	40.2	(1.0)%	40.6	127.2	6.0%	120.0

Third Quarter

Other operation and maintenance expenses increased due to higher generating, transmission and distribution expense.  Depreciation and amortization expense increased $7.1 million due to higher estimated phase-out of synthetic fuel tax credits in the third quarter of 2007 related to the back-up dam at Lake Murray (resulting in depreciation that had been recognized in earlier periods of 2007 being reversed in the third quarter of 2007; see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $3.0 million due to property additions, partially offset by $2.1 million due to the expiration in 2007 of a three-year amortization of previously deferred purchased power costs.

Year to Date

Other operation and maintenance expenses increased due to higher generation, transmission and distribution expense.  Depreciation and amortization expense decreased $12.1 million due to the expiration of the synthetic fuel tax credit program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $6.4 million due to the expiration in 2007 of a three-year amortization of previously deferred purchased power costs, partially offset by an increase of $8.8 million due to property additions.  Other taxes increased due to higher property taxes.

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

Pension Income

Pension income was recorded on the Company’s financial statements as follows:

	Third Quarter		Year to Date
Millions of dollars	2008	2007	2008	2007

Income Statement Impact:
Reduction in employee benefit costs	$0.2	$0.4	$0.4	$1.9
Other income	3.6	3.4	11.0	10.3
Balance Sheet Impact:
Reduction in capital expenditures	0.1	0.1	0.2	0.6
Component of amount due to Summer Station co-owner	0.1	0.1	0.2	0.3
Total Pension Income	$4.0	$4.0	$11.8	$13.1

Unless the credit and equity markets recover significantly during the fourth quarter of 2008, pension income in 2009 is likely to be significantly lower than in 2008 due to the impact of unfavorable returns on plan assets.  However, the Company does not expect that a material contribution to the pension trust will be necessary in 2009, nor does the Company expect limitations on benefit payments to apply.  See further information at Liquidity and Capital Resources.

Income Taxes

Income tax expense increased primarily due to changes in operating income and the recognition of synthetic fuel tax credits of $1.2 million and $19.7 million for the three and nine months ended September 30, 2007, respectively.

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

	Three Months Ended	Nine Months Ended
Millions of dollars	September 30, 2007	September 30, 2007
Depreciation and amortization recapture (expense)	$3.2	$(15.9)
Income tax benefits:
From synthetic fuel tax credits	1.2	18.9
From accelerated depreciation	(1.2)	6.1
From partnership losses	1.9	5.5
Total income tax benefits	1.9	30.5

Losses from Equity Method Investments	(5.1)	(14.6)

Impact on Net Income	$-	$-

Available credits were not sufficient to fully recover the construction costs of dam remediation; therefore, regulatory action to allow recovery of remaining costs will be sought.  In addition, SCE&G records non-cash carrying costs on the unrecovered investment, which amounts were $1.3 million and $1.6 million in the third quarters of 2008 and 2007, respectively, and $4.1 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, remaining unrecovered costs, including carrying costs, were $68.7 million.  The Company expects these costs to be recoverable through rates.

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

            The issuance of various securities by the Company or its regulated subsidiaries, including short- and long-term debt, is subject to customary approval or authorization by one or more state and federal regulatory bodies, including state public service commissions and the Federal Energy Regulatory Commission (FERC).

In June 2007, SCANA entered into an agreement to issue and sell Floating Rate Senior Notes due June 1, 2034, in an aggregate principal amount of between $90 million and $110 million.  Concurrent with the agreement, SCANA entered into an interest rate swap to receive variable and pay fixed.  In December 2007 SCANA issued $40 million of the Floating Rate Senior Notes.  The remainder of the Notes are to be issued in December 2008 and June 2009.

On January 14, 2008, SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of approximately $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On March 12, 2008, SCANA issued $250 million of Medium Term Notes bearing an annual interest rate of 6.25% and maturing on April 1, 2020.  Proceeds from the sale of these notes were used to repay short-term debt incurred to pay at maturity on March 1, 2008 $100 million of floating rate Medium Term Notes, to pay at maturity $115 million of Medium Term Notes, due October 23, 2008, to repay other short-term debt and for general corporate purposes.  Concurrent with this issuance, SCANA terminated a treasury lock having a notional amount of $250 million.  The resulting loss on the treasury lock of approximately $3.1 million will be amortized over the life of the Medium Term Notes.

On May 30, 2008, GENCO issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  On October 1, 2008, an additional $80 million of notes was issued by GENCO with the same terms.

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

On October 2, 2008, SCE&G issued $300 million of First Mortgage Bonds bearing an annual interest rate of 6.50% and maturing on November 1, 2018.  Proceeds from the sale of these bonds will be used to repay short-term debt and for general corporate purposes.

    Amounts outstanding under lines of credit that are classified as long-term borrowings appear in the chart below.

SCE&G and GENCO have obtained FERC authority to issue short-term indebtedness (pursuant to Section 204 of the Federal Power Act).  SCE&G may issue up to $700 million of unsecured promissory notes or commercial paper with maturity of one year or less, and GENCO may issue up to $100 million of short-term indebtedness.  FERC’s approval expires in February 2010.

At September 30, 2008 and December 31, 2007, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following lines of credit and other borrowings outstanding:

	SCANA		SCE&G		PSNC Energy
	September 30,	December 31,	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2008	2007	2008	2007	2008	2007
Lines of credit:
Committed long-term (expire December 2011)
Total	$200	$200	$650	$650	$250	$250
Used	15	-	258	-	125	-
Weighted average interest rate	3.48%	-	3.32%	-	3.38%	-
Uncommitted (a ):
Total	$78	$78	$-	$-	$-	$-
Used	-	7	-	-	-	-
Weighted average interest rate	-	5.10%	-	-	-	-
Short-term borrowings outstanding:
Bank loans/commercial paper (270 or fewer days)	$-	$7	$27	$464	$53	$157
Weighted average interest rate	-	5.10%	2.95%	5.74%	3.00%	5.74%

(a)  SCANA, SCE&G or a combination may use the line of credit.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N. A. each provide 14.3% of the aggregate $1.1 billion credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company) and PSNC Energy.  In addition, a portion of the credit facilities supports SCANA’s borrowing needs.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company) and PSNC Energy.

In mid-September 2008, a very severe dislocation of the commercial paper, long-term debt and equity markets occurred as concerns over bank solvency adversely impacted the credit markets.

Since this time, access by SCE&G, Fuel Company and PSNC Energy to the commercial paper markets has been limited.  Commercial paper outstanding has been significantly reduced, and the interest rates on commercial paper outstanding have significantly increased.  Generally, SCE&G, Fuel Company and PSNC Energy have been able to issue commercial paper for one week terms, much shorter periods than their prior customary one month terms.  In response to the credit market disruption, the Federal Reserve has created a Commercial Paper Funding Facility (CPFF) to provide liquidity to the commercial paper market by increasing the availability of funding to certain commercial paper issuers.  However, the CPFF, which became active in the market on October 27, 2008, will only provide such funding to issuers of Tier 1 commercial paper (issuers with credit ratings of A1, P1, F1).  While SCE&G, Fuel Company and PSNC Energy, as Tier 2 issuers (with credit ratings of A2, P2, F2), do not qualify for the CPFF program, the Company expects that, over time, the enhanced liquidity in the Tier 1 commercial paper market will positively affect the Tier 2 commercial paper market.  As a result of the limited access to commercial paper, SCE&G, Fuel Company and PSNC Energy have accessed their credit facilities with banks (described above) and drawn down funds to replace maturing commercial paper.  SCANA has also accessed funds through the credit facilities.

Access to the debt capital markets also has been very limited.  SCE&G took advantage of a narrow window of market opportunity and issued $300 million of its First Mortgage Bonds at a coupon of 6.50% on October 2, 2008.  Since that time, limited opportunities to issue secured long-term debt have arisen for other issuers, and interest rates on those obligations have increased significantly.  Currently, opportunities to issue unsecured long-term debt, such as SCANA’s Medium Term Notes, appear to be much more limited.

The Company cannot determine how long this dislocation of the credit markets will last.  The Company expects that the risks of a global recession may continue to hamper the economy and adversely affect the capital markets.

Even so, the Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects, barring further impairment of the capital markets, that it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the nine and 12 months ended September 30, 2008 were 3.14 and 3.19, respectively.

Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper, a state owned utility in South Carolina (joint owners of V. C. Summer Nuclear Station), announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G accounting for 55 percent of the cost and output and Santee Cooper the remaining 45 percent.  The first unit is expected to be completed and in service in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays are as follows:

Future Value
Millions of dollars	2007	2008	2009-2010	2011-2012	After 2012	Total
Plant Costs	$21	$183	$1,095	$1,431	$2,681	$5,411
Transmission Costs	-	-	-	2	636	638

The above amounts are not reflected in the contractual cash obligations table included under the Liquidity and Capital Resources section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

See Notes 2 and 5B to the condensed consolidated financial statements for additional information related to regulatory matters and environmental matters.

As also discussed in certain risks factors identified in Part II, Item 1A, with the pervasive emergence of concern over the issue of global warming as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to certain climate-related financial risks, including those involving regulatory requirements responsive to greenhouse gas emissions as well as those involving physical impacts which could arise from global warming.  Certain other business and financial risks arising from such climate change could also arise.  The Company cannot predict all the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

From a regulatory perspective, SCANA, SCE&G and GENCO continually monitor and evaluate their current and projected emission levels and strive to comply with all state and federal regulations regarding those emissions.  As described elsewhere, SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emissions allowance programs with respect to coal plant emissions and also have undertaken to construct particulate scrubbers and to install SCRs at larger coal-fired electric generating plants.  Further, SCE&G has announced plans to construct two new nuclear generating plants which are expected to significantly reduce greenhouse gas emission levels once they are completed and dispatched, displacing some of the current coal-fired generation sources.

See also the discussion of the recent court action which vacated the CAIR rules (Note 5B to the condensed consolidated financial statements).  Even though those rules have been set aside, the Company has continued with its scrubber and SCR construction projects with the expectation that new rules will be forthcoming and on the premise that, even in the absence of such rules, the reduction of emissions to be realized upon completion of those projects is desirable.  The significant capital and other costs of these projects are disclosed in the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Form 10-K.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity and the resultant potential damage to the Company’s electric system in the event of such storms, the impact of and the resultant property damage of changes in sea-level, as well as impacts on employees and on the Company’s supply chain and many others.  SCANA and SCE&G serve certain of the coastal areas of South Carolina, and much of their service territory is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.  To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties and also accumulates funds from customers in a storm damage reserve (see Note 1 to the condensed consolidated financial statements).  As part of its ongoing operations, SCANA and SCE&G maintain emergency response and storm preparation plans and teams, and applicable personnel participate in ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

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

See Notes 5B and 5C to the condensed consolidated financial statements for additional information related to environmental matters and claims and litigation.

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

As of September 30, 2008	Expected Maturity

						There-		Fair
Millions of dollars	2008	2009	2010	2011	2012	After	Total	Value
Long-Term Debt Issued:
Fixed Rate ($)	118.7	108.2	14.8	1,017.5	265.5	2,448.1	3,972.8	3,926.2
Average Fixed Interest Rate (%)	5.87	6.27	6.87	5.54	6.23	5.97	5.89
Variable Rate ($)			1.6	1.6	1.6	35.2	40.0	41.0
Variable Interest Rate (%)			3.51	3.51	3.51	3.51	3.51

Interest Rate Swaps:
Pay Variable/Receive Fixed ($)		3.2	3.2	3.2	3.2		12.8	0.5
Pay Interest Rate (%)		6.95	6.95	6.95	6.95		6.95
Receive Interest Rate (%)		8.75	8.75	8.75	8.75		8.75
Pay Fixed/Receive Variable ($)			1.6	1.6	1.6	35.2	40.0	(10.6)
Pay Interest Rate (%)			6.47	6.47	6.47	6.47	6.47
Receive Interest Rate (%)			3.51	3.51	3.51	3.51	3.51

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

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Purchased Put	Purchased Put	Sold Put	Sold Call
2008	Long	Short		(Long)	(Short)	(Long)	(Long)	(Short)
Settlement Price (a)	7.65	7.76	Strike Price (a)	11.25	9.06	9.37	10.75	17.14
Contract Amount (b)	29.9	1.1	Contract Amount (b)	22.0	5.0	14.6	0.4	1.2
Fair Value (b)	23.6	0.9	Fair Value (b)	0.1	0.9	(2.9)	(0.1)	-

2009
Settlement Price (a)	7.99	9.53	Strike Price (a)	12.53	7.90	8.42	10.75	18.0
Contract Amount (b)	71.4	18.8	Contract Amount (b)	52.4	10.4	22.4	0.6	2.7
Fair Value (b)	61.0	16.3	Fair Value (b)	0.4	1.9	(3.3)	(0.2)	-

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2008	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	75.6	152.8	6.5
Average pay rate (a)	9.569	9.495	10.104
Average received rate (a)	7.638	8.040	8.874
Fair value (b)	60.3	129.4	5.8

Pay variable/receive fixed (b)	20.0	24.5	-
Average pay rate (a)	7.683	8.027	-
Average received rate (a)	10.850	12.20	-
Fair value (b)	28.2	37.2	-

Basis Swaps:
Pay variable/receive variable (b)	10.3	34.7	12.8
Average pay rate (a)	7.703	8.167	8.636
Average received rate (a)	7.648	8.124	8.590
Fair value (b)	10.2	34.5	12.7

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2008, SCANA Corporation (SCANA) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2008, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1. FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
Millions of dollars	2008	2007
Assets
Utility Plant In Service	$8,637	$8,380
Accumulated Depreciation and Amortization	(2,763)	(2,643)
Construction Work in Progress	651	383
Nuclear Fuel, Net of Accumulated Amortization	76	82
Utility Plant, Net	6,601	6,202

Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	42	38
Assets held in trust, net - nuclear decommissioning	57	62
Nonutility Property and Investments, Net	99	100

Current Assets:
Cash and cash equivalents	55	41
Receivables, net of allowance for uncollectible accounts of $3 and $2	313	320
Receivables - affiliated companies	1	29
Inventories (at average cost):
Fuel and gas supply	118	139
Materials and supplies	104	97
Emission allowances	19	33
Prepayments and other	62	52
Deferred income taxes	3	5
Total Current Assets	675	716

Deferred Debits and Other Assets:
Due from parent - pension asset, net	247	228
Regulatory assets	732	629
Other	103	102
Total Deferred Debits and Other Assets	1,082	959
Total	$8,457	$7,977

	September 30,	December 31,
Millions of dollars	2008	2007
Capitalization and Liabilities
Shareholders’ Investment:
Common equity	$2,729	$2,622
Preferred stock (Not subject to purchase or sinking funds)	106	106
Total Shareholders’ Investment	2,835	2,728
Preferred Stock, net (Subject to purchase or sinking funds)	7	7
Long-Term Debt, net	2,565	2,003
Total Capitalization	5,407	4,738

Minority Interest	94	89

Current Liabilities:
Short-term borrowings	27	464
Current portion of long-term debt	140	13
Accounts payable	139	175
Accounts payable - affiliated companies	268	178
Customer deposits and customer prepayments	41	42
Taxes accrued	111	116
Interest accrued	35	33
Dividends declared	43	37
Other	39	46
Total Current Liabilities	843	1,104

Deferred Credits and Other Liabilities:
Deferred income taxes, net	864	820
Deferred investment tax credits	103	103
Asset retirement obligations	306	294
Due to parent - postretirement and other benefits	182	187
Regulatory liabilities	624	609
Other	34	33
Total Deferred Credits and Other Liabilities	2,113	2,046
Commitments and Contingencies (Note 6)	-	-
Total	$8,457	$7,977

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2008	2007	2008	2007
Operating Revenues:
Electric	$674	$604	$1,744	$1,520
Gas	102	82	423	375
Total Operating Revenues	776	686	2,167	1,895

Operating Expenses:
Fuel used in electric generation	268	209	673	518
Purchased power	7	9	28	27
Gas purchased for resale	81	62	326	283
Other operation and maintenance	121	116	375	362
Depreciation and amortization	72	64	207	217
Other taxes	37	38	117	110
Total Operating Expenses	586	498	1,726	1,517

Operating Income	190	188	441	378

Other Income (Expense):
Other income	8	9	22	24
Other expenses	(5)	(4)	(12)	(10)
Interest charges, net of allowance for borrowed funds
used during construction of $4, $4, $10 and $8	(38)	(35)	(108)	(107)
Allowance for equity funds used during construction	3	1	7	2
Total Other Expense	(32)	(29)	(91)	(91)

Income Before Income Tax Expense, Earnings (Losses) from Equity
Method Investments, Minority Interest and Preferred Stock Dividends	158	159	350	287
Income Tax Expense	59	53	127	77

Income Before Earnings (Losses) from Equity Method Investments,
Minority Interest and Preferred Stock Dividends	99	106	223	210
Earnings (Losses) from Equity Method Investments	3	(5)	3	(15)
Minority Interest	2	2	7	5

Net Income	100	99	219	190
Preferred Stock Cash Dividends Declared	2	2	6	6

Earnings Available for Common Shareholder	$98	$97	$213	$184

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
	Nine Months Ended
	September 30,
Millions of dollars	2008	2007
Cash Flows From Operating Activities:
Net income	$219	$190
Adjustments to Reconcile Net Income to Net Cash Provided From Operating Activities:
Excess (earnings) losses from equity method investments, net of distributions	(3)	15
Minority interest	7	5
Depreciation and amortization	207	215
Amortization of nuclear fuel	12	14
Allowance for equity funds used during construction	(7)	(2)
Carrying cost recovery	(4)	(4)
Cash provided (used) by changes in certain assets and liabilities:
Receivables, net	35	(11)
Inventories	(14)	(25)
Prepayments	(10)	3
Due from parent - pension asset	(19)	(27)
Other regulatory assets	32	(6)
Deferred income taxes, net	46	18
Regulatory liabilities	(4)	11
Due to parent - postretirement benefits	(5)	-
Accounts payable	(17)	(10)
Taxes accrued	(5)	(11)
Interest accrued	2	(2)
Changes in fuel adjustment clauses	(128)	7
Changes in other assets	6	19
Changes in other liabilities	3	(21)
Net Cash Provided From Operating Activities	353	378
Cash Flows From Investing Activities:
Utility property additions and construction expenditures	(558)	(415)
Non-utility property additions	(4)	(3)
Proceeds from sale of assets	1	2
Short-term investments - affiliate	-	10
Investments	3	(12)
Net Cash Used For Investing Activities	(558)	(418)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	678	-
Repayment of debt	(8)	(5)
Retirement of preferred stock	-	(1)
Dividends	(121)	(102)
Contribution from parent	14	73
Short-term borrowings - affiliate, net	93	8
Short-term borrowings, net	(437)	65
Net Cash Provided From Financing Activities	219	38
Net Increase (Decrease) In Cash and Cash Equivalents	14	(2)
Cash and Cash Equivalents, January 1	41	24
Cash and Cash Equivalents, September 30	$55	$22
Supplemental Cash Flow Information:
Cash paid for - Interest (net of capitalized interest of $10 and $8)	$95	$82
- Income taxes	35	45
Noncash Investing and Financing Activities:
Accrued construction expenditures	36	26
See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2008
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

GENCO owns a coal-fired electric generating station with a 615 megawatt net generating capacity (summer rating). GENCO’s electricity is sold solely to SCE&G under the terms of power purchase and related operating agreements. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, fossil fuel and emission allowances. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of $407 million) serves as collateral for its long-term borrowings.

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

	September 30,	December 31,
Millions of dollars	2008	2007
Regulatory Assets:
Accumulated deferred income taxes	$166	$156
Under collections – electric fuel clause	121	-
Environmental remediation costs	19	17
Asset retirement obligations and related funding	241	264
Franchise agreements	49	52
Deferred employee benefit plan costs	99	109
Other	37	31
Total Regulatory Assets	$732	$629

Regulatory Liabilities:
Accumulated deferred income taxes	$30	$32
Over-collections – electric fuel and gas cost adjustment clauses	21	19
Other asset removal costs	498	472
Storm damage reserve	50	49
Planned major maintenance	8	15
Other	17	22
Total Regulatory Liabilities	$624	$609

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year and certain transmission and distribution insurance premiums.  During the nine months periods ended September 30, 2008 and 2007, $3.7 million and $0.7 million, respectively, was drawn from the reserve.

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

C.      Affiliated Transactions

Carolina Gas Transmission Corporation (CGTC) transports natural gas to the Company to supply certain electric generation requirements and to serve SCE&G’s retail gas customers.  SCE&G had approximately $1.3 million payable to CGTC for transportation services at September 30, 2008 and $1.5 million at December 31, 2007.

Total interest expense, based on market interest rates, associated with the Company’s borrowings from affiliated companies was $1.4 million and $3.4 million for the three and nine months ended September 30, 2008, respectively.  Total interest expense was $0.9 million and $3.1 million for the three and nine months ended September 30, 2007, respectively.   At September 30, 2008 and December 31, 2007, the Company owed an affiliate $212.3 million and $118.9 million, respectively, arising from advances from a consolidated cash management utility money pool.

          SCE&G purchases natural gas and related pipeline capacity from SCANA Energy Marketing, Inc. (SEMI) to supply its Jasper County Electric Generating Station and to serve its retail gas customers. Such purchases totaled approximately $86.7 million and $253.8 million for the three and nine months ended September 30, 2008 and $61.9 million and $173.8 million for the corresponding periods in 2007.  SCE&G’s payables to SEMI for such purposes were $21.3 million at September 30, 2008 and $12.0 million at December 31, 2007.

SCE&G holds equity-method investments in two partnerships that were involved in converting coal to synthetic fuel. SCE&G’s payables to these affiliated companies were $26.9 million and accounts receivable from these affiliate companies were $28.8 million at December 31, 2007.  SCE&G did not purchase synthetic fuel from these affiliated companies for the nine months ended September 30, 2008, and made $198.0 million of such purchases during the corresponding period in 2007.   SCE&G’s investment in the two partnerships is expected to be liquidated in 2008 as a result of the expiration of the synthetic fuel tax credits program at the end of 2007.

SCE&G purchases shaft horsepower from a cogeneration facility.  The facility is owned by a limited liability company (LLC) in which, prior to July 1, 2008, SCANA held an equity method investment.  Transactions subsequent to June 30, 2008 were not affiliated transactions.  SCE&G’s affiliate payables to the LLC were $2.1 million at December 31, 2007.   SCE&G purchased $14.7 million of shaft horsepower from the LLC for the six months ended June 30, 2008, and purchased $7.4 million and $20.8 million of shaft horsepower from the LLC for the three and nine months ended September 30, 2007, respectively.

D.      Pension and Other Postretirement Benefit Plans

The Company participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all permanent employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  The Company’s net periodic benefit income from the pension plan was $4.7 million and $13.7 million for the three and nine months ended September 30, 2008, respectively, and was $4.7 million and $15.0 million for the corresponding periods in 2007.  Net periodic benefit cost for the postretirement plan was $3.0 million and $9.7 million for the three and nine months ended September 30, 2008, respectively, and was $3.0 million and $10.4 million for the corresponding periods in 2007.

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

The Company adopted SFAS 157, “Fair Value Measurements,” in the first quarter of 2008 for financial assets and liabilities and for nonfinancial assets and liabilities recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  As permitted by FASB Staff Position 157-2, “Effective Date of FASB Statement No. 157” (FSP FAS 157-2), the Company will adopt SFAS 157 for all other nonfinancial assets and liabilities in the first quarter of 2009.  SFAS 157 establishes a framework for measuring the fair value of assets and liabilities recognized in the financial statements in periods subsequent to initial recognition.  The initial adoption of SFAS 157 did not impact the Company’s results of operations, cash flows or financial position.  In addition, FASB Staff Position 157-3 (FSP FAS 157-3), “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active,” issued on October 10, 2008, did not impact the Company’s disclosure of fair value.

The Company relies on market transactions to determine the fair value of derivative instruments.  At September 30, 2008, fair value measurements, and the level within the fair value hierarchy of SFAS 157 in which the measurements fall, were as follows:

	Fair Value Measurements at September 30, 2008 Using
Millions of dollars	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Derivative instruments	$11	-	-

Liabilities:
Derivative instruments	3	-	-

F.       Income and Other Taxes

In June 2008, the Company received an unfavorable decision in its litigation of a state tax issue, which denied the Company a refund of state income tax.  Although the decision was rendered by the court of last resort, the Company requested and has been granted a rehearing of the case by that court.  It is reasonably possible that the rehearing could result in a favorable decision to be rendered within twelve months.  In 2007, the Company removed $15 million of previously recorded tax benefit from its balance sheet related to this item, in connection with the initial adoption of FIN 48, “Accounting for Uncertainty in Income Taxes.”  As a result, the unfavorable decision has had no impact on the Company’s results of operations, cash flows or financial position.  If the rehearing is decided in favor of the Company, any change to the unrecognized tax benefit will be within a range of $0 to $15 million.  The impact on any individual year’s effective tax rate would be immaterial, because any tax benefit recorded would be amortized into earnings over a number of years under SFAS 71.  No other material changes in the status of the Company’s tax positions have occurred through September 30, 2008.

G.      Accumulated Other Comprehensive Loss

Accumulated other comprehensive loss, comprised of the deferred cost of employee benefit plans, totaled $7.5 million as of September 30, 2008 and $7.6 million as of December 31, 2007.

2.       RATE AND OTHER REGULATORY MATTERS

Electric

On October 29, 2008, the SCPSC approved a settlement agreement between SCE&G and the South Carolina Office of Regulatory Staff (ORS), whereby SCE&G would increase the fuel cost portion of its electric rates.  SCE&G sought the increase due to significant increases in fuel costs through the first half of 2008.  The increase is effective with the first billing cycle of November 2008.

By Order dated October 7, 2008, the SCPSC approved SCE&G’s request to begin initial clearing, excavation and construction activities related to the proposed nuclear generation project discussed below.

On May 30, 2008, SCE&G filed a combined application with the SCPSC and the ORS pursuant to the Base Load Review Act (the BLRA), seeking a certificate of environmental compatibility and public convenience and necessity and for a base load review order, relating to proposed construction by SCE&G and South Carolina Public Service Authority (Santee Cooper) to build and operate two new nuclear generating units at the existing V. C. Summer Nuclear Station site.  Based on the application, the SCPSC will review and rule on the prudency of SCE&G’s decision to build nuclear generation.  On October 17, 2008, the ORS announced that it will recommend to the SCPSC to approve SCE&G’s application to build the two new nuclear units.  The SCPSC has scheduled a public hearing on the BLRA application to begin December 1, 2008, and the SCPSC is required to issue an order on the application by February 2009.  If SCE&G’s decision is found to be prudent, that finding will be binding on all future related rate proceedings so long as the construction proceeds in accordance with the schedules, estimates and projections, including contingencies set forth in the approved application.  In addition, beginning with the initial proceeding, SCE&G will be allowed to file revised rates with the SCPSC each year to incorporate any nuclear construction work in progress incurred.  Requested rate adjustments would be based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11%.

          On March 31, 2008, SCE&G and Santee Cooper filed an application with the Nuclear Regulatory Commission (NRC) for a combined construction and operating license (COL).  The COL, if approved, would authorize SCE&G and Santee Cooper to build and operate the nuclear generating units referred to above.  The NRC’s review process is expected to last approximately three to four years.  Upon approval from the SCPSC discussed above, construction could begin shortly thereafter, with a projected in-service date of 2016 for the first unit.

          In a December 2007 order, the SCPSC granted SCE&G an increase in retail electric revenues of approximately $76.9 million, or 4.4%, based on a test year calculation.  The order granted an allowed return on common equity of 11%.  The new rates became effective January 1, 2008. In that order, the SCPSC also extended through 2015 its approval of the accelerated capital recovery plan for SCE&G’s Cope Generating Station. Under the plan, in the event that SCE&G would otherwise earn in excess of its maximum allowed return on common equity, SCE&G may increase depreciation of its Cope Generating Station up to $36 million annually without additional approval of the SCPSC. Any unused portion of the $36 million in any given year may be carried forward for possible use in the immediately following year. No such additional depreciation has been recognized.

In October 2007, the SCPSC approved SCE&G’s request to increase the storm damage reserve cap from $50 million to $100 million.  In addition, the SCPSC approved SCE&G’s request to apply certain transmission and distribution insurance premiums against the reserve until SCE&G files its next retail electric rate case.

In May 2007, South Carolina law was changed to revise the statutory definition of fuel costs to include certain variable environmental costs such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions.  The revised definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, and mercury and particulates.

SCE&G’s rates are established using a cost of fuel component approved by the SCPSC which may be modified periodically to reflect changes in the price of fuel purchased by SCE&G.  In May 2006, SCE&G agreed to spread the recovery of previously under-collected fuel costs of $38.5 million over a two-year period.

Gas

By Order dated October 14, 2008, the SCPSC approved an increase in SCE&G’s retail gas base rates of $3.7 million, effective the first billing cycle of November 2008.  This action was the result of a review by the ORS of SCE&G’s rate of return report for gas distribution operations for the 12-month period ended March 31, 2008, as mandated by the South Carolina Natural Gas Rate Stabilization Act (RSA).  The approved rate increase will allow SCE&G the opportunity to earn a 10.25 percent return on common equity as established in its last general retail natural gas base rate case proceeding in 2005.  The RSA provides for rate adjustments, either upward or downward, on an annual basis to reflect ongoing changes in investments and in revenues and expenses associated with maintaining and expanding the company’s natural gas service infrastructure.

In October 2007, the SCPSC approved an increase in retail natural gas base rates of 0.9% under the terms of the RSA.  The rate adjustment was effective with the first billing cycle in November 2007.

SCE&G’s tariffs include a purchased gas adjustment (PGA) clause that provides for the recovery of actual gas costs incurred including costs related to hedging natural gas purchasing activities.  SCE&G's rates are calculated using a methodology which adjusts the cost of gas monthly based on a twelve-month rolling average.

3.       LONG-TERM DEBT AND SHORT-TERM LIQUIDITY

Long-term Debt

On January 14, 2008, SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.   Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On May 30, 2008, South Carolina Generating Company, Inc. (GENCO) issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  On October 1, 2008 an additional $80 million of notes was issued by GENCO with the same terms.

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

On October 2, 2008, SCE&G issued $300 million of First Mortgage Bonds bearing an annual interest rate of 6.50% and maturing on November 1, 2018.  Proceeds from the sale of these bonds will be used to repay short-term debt and for general corporate purposes.

    Amounts outstanding under lines of credit that are classified as long-term borrowings appear in the chart below.

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt. The Company is in compliance with all debt covenants.

Liquidity

At September 30, 2008 and December 31, 2007, SCE&G (including Fuel Company) had available the following lines of credit and other borrowings outstanding:

Millions of dollars	September 30, 2008	December 31, 2007
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
Used	258	-
Weighted average interest rate	3.32%	-
Uncommitted (a):
Total	$78	$78
Used by SCANA	-	7
Weighted average interest rate	-	5.10%
Short-term borrowings outstanding:
Commercial paper (270 or fewer days)	$27	$464
Weighted average interest rate	2.95%	5.74%

 (a)  SCANA, SCE&G or a combination may use the line of credit.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N. A. each provide 14.3% of the aggregate $650 million credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  In addition a portion of the credit facilities supports SCANA’s borrowing needs.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

4.       FINANCIAL INSTRUMENTS

The Company’s regulated gas operations hedge natural gas purchasing activities using over-the-counter options and swaps and New York Mercantile Exchange (NYMEX) futures and options. The Company’s tariffs include a PGA that provides for the recovery of actual gas costs incurred. The SCPSC has ruled that the results of these hedging activities are to be included in the PGA. As such, the cost of related derivatives utilized to hedge gas purchasing activities are recoverable through the weighted average cost of gas calculation. The offset to the change in fair value of these derivatives is recorded as a regulatory asset or liability.

5.       COMMITMENTS AND CONTINGENCIES

Reference is made to Note 10 to the consolidated financial statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2007. Commitments and contingencies at September 30, 2008 include the following:

A.      Nuclear Insurance

The Price-Anderson Indemnification Act (Price-Anderson) deals with public liability for a nuclear incident.  As of September 30, 2008, the liability limit under Price-Anderson for third-party claims associated with any nuclear incident was $10.8 billion, with each reactor licensee being liable for up to $100.6 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $15 million of the liability per reactor would be assessed per year.  As such,

SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station, would have been $67.1 million per incident, but not more than $10 million per year.

Effective October 29, 2008, Price-Anderson became subject to an inflation adjustment based on the Consumer Price Index.  As a result, the liability for third-party claims associated with any nuclear incident rose to $12.5 billion, with each reactor licensee being liable for up to $117.5 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that no more than $17.5 million of the liability per reactor would be assessed per year.  As such, SCE&G’s maximum assessment will be $78.3 million per incident, but not more than $11.7 million per year.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper, the one-third owner of Summer Station) with Nuclear Electric Insurance Limited. The policies, covering the nuclear facility for property damage, excess property damage and outage costs, permit retrospective assessments under certain conditions to cover the insurer’s losses. Based on the annual premium in effect at September 30, 2008, SCE&G’s portion of the retrospective premium assessment would not exceed $14.1 million.

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

SCE&G has been named, along with 53 others, by the EPA as a potentially responsible party (PRP) at the Alternate Energy Resources, Inc. (AER) Superfund site located in Augusta, Georgia.  The EPA placed the site on the National Priorities List in April  2006.  AER conducted hazardous waste storage and treatment operations from 1975 to 2000, when the site was abandoned.  While operational, AER processed fuels from waste oils, treated industrial coolants and oil/water emulsions, recycled solvents and blended hazardous waste fuels.  During that time, SCE&G occasionally used AER for the processing of waste solvents, oily rags and oily wastewater.  The EPA and the State of Georgia have documented that a release or releases have occurred at the site, leading to contamination of groundwater, surface water and soils.  The EPA and the State of Georgia have conducted a preliminary assessment and site inspection.  The PRPs have funded a Remedial Investigation and Risk Assessment that is expected to be completed in 2008.  The site has not been remediated, nor has a clean-up cost been estimated.  Although a basis for the allocation of clean-up costs among the PRPs is unclear, SCE&G does not believe that its involvement at this site would result in an allocation of costs that would have a material adverse impact on its results of operations, cash flows or financial condition. Any cost allocated to SCE&G arising from the remediation of this site, net of insurance recoveries, is expected to be recoverable through rates.

SCE&G has been named, along with 29 others, by the EPA as a PRP at the Carolina Transformer Superfund site located in Fayetteville, North Carolina.  The Carolina Transformer Company (CTC) conducted an electrical transformer rebuilding and repair operation at the site from 1959 to 1986.  During that time, SCE&G occasionally used CTC for the repair of existing transformers, purchase of new transformers and sale of used transformers.  In 1984, the EPA initiated a remediation of PCB-contaminated soil and groundwater at the site.  The EPA reports that it has spent $36 million to date.  In September 2008, a settlement reached by SCE&G and other parties with the EPA and the U.S. Department of Justice on this matter was approved by the court and resulted in an allocation of cost to SCE&G that was not material. All costs were recovered through insurance.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by the South Carolina Department of Health and Environmental Control.  SCE&G anticipates that major remediation activities at these sites will continue until 2012 and will cost an additional $10.7 million.  In addition, the National Park Service of the Department of the Interior made an initial demand to SCE&G for payment of $9.1 million for certain costs and damages relating to the MGP site in Charleston, South Carolina. SCE&G expects to recover any cost arising from the remediation of these four sites, net of insurance recoveries, through rates.  At September 30, 2008, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $19.2 million.

C.      Claims and Litigation

In May 2004, a purported class action lawsuit styled as Douglas E. Gressette, individually and on behalf of other persons similarly situated v. South Carolina Electric & Gas Company and SCANA Corporation was filed in South Carolina's Circuit Court of Common Pleas for the Ninth Judicial Circuit. The plaintiff alleges that SCANA and SCE&G made improper use of certain easements and rights-of-way by allowing fiber optic communication lines and/or wireless communication equipment to transmit communications other than SCANA’s and SCE&G’s electricity-related internal communications. The plaintiff asserted causes of action for unjust enrichment, trespass, injunction and declaratory judgment, but did not assert a specific dollar amount for the claims. SCANA and SCE&G believe their actions are consistent with governing law and the applicable documents granting easements and rights-of-way. The Circuit Court granted SCANA’s and SCE&G’s motion to dismiss and issued an order dismissing the case in June 2005. The plaintiff appealed to the South Carolina Supreme Court. The Supreme Court overruled the Circuit Court in October 2006 and returned the case to the Circuit Court for further consideration. In June 2007, the Circuit Court issued a ruling that limits the plaintiff’s purported class to owners of easements situated in Charleston County, South Carolina.  The South Carolina Court of Appeals dismissed the plaintiff’s appeal of this ruling, determining that the Circuit Court ruling is not immediately appealable.  On February 27, 2008 the Circuit Court issued an order to conditionally certify the class, which remains limited to easements in Charleston County.  In July 2008, the plaintiff’s motion to add SCANA Communications, Inc. (SCI) to the lawsuit as an additional defendant was granted.  The parties have filed motions for partial summary judgment; additionally, the plaintiff has moved to expand the class.  The motions are set to be heard on December 15, 2008.  SCANA, SCI and SCE&G will continue to mount a vigorous defense and believe that the resolution of these claims will not have a material adverse impact on their results of operations, cash flows or financial condition.

In September 2006, a patent infringement action styled as Jaime G. Garcia vs. SCANA Corporation was filed in U.S. District Court for the District of South Carolina.  The plaintiff alleges that the repowering of SCE&G’s Urquhart Station from 2000 to 2002 violated his patent dealing with condenser performance in steam power plants and seeks damages including interest, attorney’s fees and costs.  The complaint was subsequently amended substituting SCE&G for SCANA as the defendant.  Under the court’s current scheduling order, the case may be placed on the trial roster any time after January 12, 2009.  SCE&G is vigorously contesting the claim of infringement and demand for damages.  Although SCE&G cannot predict the final outcome, it believes that the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

A complaint was filed by the State of South Carolina in October 2003 alleging that SCE&G violated the Unfair Trade Practices Act by charging municipal franchise fees to some customers residing outside a municipality's limits. The complaint sought restitution to all affected customers and penalties of up to $5,000 for each separate violation. The claim against SCE&G was settled by an agreement between the parties, and the settlement was approved in 2004 by South Carolina’s Circuit Court of Common Pleas for the Fifth Judicial Circuit. In addition, SCE&G filed a petition with the SCPSC in October 2003 pursuant to S. C. Code Ann. R.103-836. The petition requests that the SCPSC exercise its jurisdiction to investigate the operation of the municipal franchise fee collection requirements applicable to SCE&G’s electric and gas service, to approve SCE&G’s efforts to correct any past franchise fee billing errors, to adopt improvements in the system which will reduce such errors in the future, and to adopt any regulation that the SCPSC deems just and proper to regulate the franchise fee collection process. A hearing on this petition has not been scheduled. The Company believes that the resolution of these matters will not have a material adverse impact on its results of operations, cash flows or financial condition.

The Company is also engaged in various other claims and litigation incidental to its business operations which management anticipates will be resolved without a material adverse impact on the Company’s results of operations, cash flows or financial condition.

D.      Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G responsible for 55 percent of the cost and receiving 55 percent of the output, and Santee Cooper responsible for and receiving the remaining 45 percent.  The first unit is expected to be completed and in service in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays (future value) totals $5.4 billion for plant costs and $636 million for related transmission infrastructure costs.

6.       SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations. Therefore, earnings available to the common shareholder are not allocated to the Electric Operations and Gas Distribution segments. Intersegment revenues were not significant. All Other includes earnings and losses of equity method investments.

			Earnings (Loss)
		Operating	Available to
	External	Income	Common	Segment
Millions of Dollars	Revenue	(Loss)	Shareholder	Assets
Three Months Ended September 30, 2008
Electric Operations	$674	$195	n/a
Gas Distribution	102	(4)	n/a
All Other	-	-	$3
Adjustments/Eliminations	-	(1)	95
Consolidated Total	$776	$190	$98

Nine Months Ended September 30, 2008
Electric Operations	$1,744	$421	n/a	$6,223
Gas Distribution	423	23	n/a	515
All Other	-	-	$3	-
Adjustments/Eliminations	-	(3)	210	1,719
Consolidated Total	$2,167	$441	$213	$8,457

Three Months Ended September 30, 2007
Electric Operations	$604	$195	n/a
Gas Distribution	82	(4)	n/a
All Other	-	-	$(5)
Adjustments/Eliminations	-	(3)	102
Consolidated Total	$686	$188	$97

Nine Months Ended September 30, 2007
Electric Operations	$1,520	$361	n/a	$5,872
Gas Distribution	375	23	n/a	479
All Other	-	-	$(15)	-
Adjustments/Eliminations	-	(6)	199	1,498
Consolidated Total	$1,895	$378	$184	$7,849

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

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008
AS COMPARED TO THE CORRESPONDING PERIODS IN 2007

Net Income

Net income was as follows:

	Third Quarter		Year to Date
Millions of dollars	2008	2007	2008	2007

Net income	$99.8	$98.4	$218.9	$189.5

Third Quarter

Net income increased primarily due to higher electric margin of $8.1 million and higher gas margin of $0.3 million, partially offset by increased operation and maintenance expense of $2.8 million (all on an after-tax basis).

Year to Date

Net income increased primarily due to higher electric margin of $41.9 million and higher gas margin of $3.0 million, partially offset by increased operation and maintenance expense of $7.9 million and other taxes of $4.2 million (all on an after-tax basis).

Dividends Declared

The Company’s Board of Directors has declared the following dividends on common stock held by SCANA Corporation (SCANA) during 2008:

Declaration Date	Amount	Quarter Ended	Payment Date
February 14, 2008	$40.7 million	March 31, 2008	April 1, 2008
April 24, 2008	40.8 million	June 30, 2008	July 1, 2008
July 31, 2008	41.3 million	September 30, 2008	October 1, 2008
October 29, 2008	42.2 million	December 31, 2008	January 1, 2009

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, South Carolina Generating Company, Inc. (GENCO) and South Carolina Fuel Company, Inc. (Fuel Company).  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$674.4	11.7%	$603.8	$1,744.3	14.7%	$1,520.3
Less: Fuel used in electric generation	268.6	28.4%	209.2	672.9	29.9%	517.9
Purchased power	7.4	(20.4)%	9.3	28.3	4.0%	27.2
Margin	$398.4	3.4%	$385.3	$1,043.1	7.0%	$975.2

Third Quarter

Margin increased by $23.2 million due to increased retail electric rates that went into effect in January 2008, partially offset by reduced overall customer usage of $8.1 million, by lower off-system sales of $3.1 million and by lower industrial sales of $1.3 million.

Year to Date

Margin increased by $58.1 million due to increased retail electric rates that went into effect in January 2008, by $4.7 million due to customer growth and usage and by $2.5 million due to higher off-system sales, partially offset by $1.8 million due to lower industrial sales.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Operating revenues	$101.4	23.4%	$82.2	$423.0	12.9%	$374.6
Less: Gas purchased for resale	80.9	29.9%	62.3	326.1	15.4%	282.6
Margin	$20.5	3.0%	$19.9	$96.9	5.3%	$92.0

Third Quarter

Margin increased by $0.6 million due to the Public Service Commission of South Carolina (SCPSC)-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007.

Year to Date

Margin increased by $3.5 million due to the SCPSC-approved increase in retail gas base rates which became effective with the first billing cycle of November 2007 and by $1.3 million due to customer growth.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2008	% Change	2007	2008	% Change	2007
Other operation and maintenance	$120.7	4.0%	$116.1	$374.9	3.5%	$362.2
Depreciation and amortization	71.7	12.6%	63.7	207.2	(4.5)%	216.9
Other taxes	36.9	(1.1)%	37.3	116.6	6.2%	109.8

Third Quarter

Other operation and maintenance expenses increased due to higher generation, transmission and distribution expense.  Depreciation and amortization expense increased $7.1 million due to higher estimated phase-out of synthetic fuel tax credits in the third quarter of 2007 related to the back-up dam at Lake Murray (resulting in depreciation that had been recognized in earlier periods of 2007 being reversed in the third quarter of 2007; see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $3.0 million due to property additions, partially offset by $2.1 million due to the expiration of a three-year amortization of previously deferred purchase power costs.

Year to Date

Other operation and maintenance expenses increased due to higher generation, transmission and distribution expense.  Depreciation and amortization expense decreased $12.1 million due to the expiration of the synthetic fuel tax credit program (see Income Taxes-Recognition of Synthetic Fuel Tax Credits) and $6.4 million due to the expiration of a three-year amortization of previously deferred purchased power costs, partially offset by an increase of $8.8 million due to property additions.  Other taxes increased due to higher property taxes.

Other Income

Pension Income

Pension income was recorded on the Company’s financial statements as follows:

	Third Quarter		Year to Date
Millions of dollars	2008	2007	2008	2007

Income Statement Impact:
Reduction in employee benefit costs	$0.7	$0.9	$1.8	$3.2
Other income	3.7	3.5	11.2	10.5
Balance Sheet Impact:
Reduction in capital expenditures	0.2	0.2	0.5	1.0
Component of amount due to Summer Station co-owner	0.1	0.1	0.2	0.3
Total Pension Income	$4.7	$4.7	$13.7	$15.0

Unless the credit and equity markets recover significantly during the fourth quarter of 2008, pension income in 2009 is likely to be significantly lower than in 2008 due to the impact of unfavorable returns on plan assets.  However, the Company does not expect that a material contribution to the pension trust will be necessary in 2009, nor does the Company expect limitations on benefit payments to apply.  See further information at Liquidity and Capital Resources.

 Income Taxes

Income tax expense increased primarily due to changes in operating income and the recognition of synthetic fuel tax credits of $1.2 million and $19.7 million for the three and nine months ended September 30, 2007, respectively.

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

	Three Months Ended	Nine Months Ended
Millions of dollars	September 30, 2007	September 30, 2007
Depreciation and amortization recapture (expense)	$3.2	$(15.9)
Income tax benefits:
From synthetic fuel tax credits	1.2	18.9
From accelerated depreciation	(1.2)	6.1
From partnership losses	1.9	5.5
Total income tax benefits	1.9	30.5

Losses from Equity Method Investments	(5.1)	(14.6)

Impact on Net Income	$-	$-

                       Available credits were not sufficient to fully recover the construction costs of dam remediation, therefore, regulatory action to allow recovery of those remaining costs will be sought. In addition, SCE&G records non-cash carrying costs on the unrecovered investment, which amounts were $1.3 million and $1.6 million in the third quarters of 2008 and 2007, respectively, and $4.1 million and $4.0 million for the nine months ended September 30, 2008 and 2007, respectively.  As of September 30, 2008, remaining unrecovered costs, including carrying costs, were $68.7 million.  The Company expects these costs to be recoverable through rates.

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

The Company's issuance of various securities, including short- and long-term debt, is subject to customary approval or authorization by one or more state and federal regulatory bodies including the SCPSC and FERC.

On January 14, 2008, SCE&G issued $250 million of First Mortgage Bonds bearing an annual interest rate of 6.05% and maturing on January 15, 2038.  Proceeds from the sale of these bonds were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program and for general corporate purposes.  Concurrent with this issuance, SCE&G terminated several 30-year forward-starting swaps having an aggregate notional amount of $250 million.  The resulting loss of approximately $14.0 million on the settlement of these swaps will be amortized over the life of the bonds.

On May 30, 2008, GENCO issued $80 million in notes bearing an annual interest rate of 6.06% and maturing on June 1, 2018.  Proceeds from the sale of the notes were used to repay short-term debt primarily incurred as a result of GENCO’s construction program.  On October 1, 2008 an additional $80 million of notes was issued by GENCO with the same terms.

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

On October 2, 2008, SCE&G issued $300 million of First Mortgage Bonds bearing an annual interest rate of 6.50% and maturing on November 1, 2018.  Proceeds from the sale of these bonds will be used to repay short-term debt and for general corporate purposes.

     Amounts outstanding under lines of credit that are classified as long-term borrowings appear in the chart below.

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

At September 30, 2008 and December 31, 2007, SCE&G (including Fuel Company) had available the following lines of credit and other borrowings outstanding:

Millions of dollars	September 30, 2008	December 31, 2007
Lines of credit:
Committed long-term (expire December 2011)
Total	$650	$650
Used	258	-
Weighted average interest rate	3.32%	-
Uncommitted (a):
Total	$78	$78
Used by SCANA	-	7
Weighted average interest rate	-	5.10%
Short-term borrowings outstanding:
Commercial paper (270 or fewer days)	$27	$464
Weighted average interest rate	2.95%	5.74%

 (a)  SCANA, SCE&G or a combination may use the line of credit.

The committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks.  Wachovia Bank, National Association and Bank of America, N. A. each provide 14.3% of the aggregate $650 million credit facilities, Branch Banking and Trust Company, UBS Loan Finance LLC, Morgan Stanley Bank, and Credit Suisse, each provide 10.9%, and The Bank of New York and Mizuho Corporate Bank, Ltd each provide 9.1%.  Four other banks provide the remaining 9.6%.  These bank credit facilities support the issuance of commercial paper by SCE&G (including Fuel Company).  In addition a portion of the credit facilities supports SCANA’s borrowing needs.  When the commercial paper markets are dislocated (due to either price or availability constraints), the credit facilities are available to support the borrowing needs of SCE&G (including Fuel Company).

In mid-September 2008, a very severe dislocation of the commercial paper, long-term debt and equity markets occurred as concerns over bank solvency adversely impacted the credit markets.

Since this time, access by SCE&G and Fuel Company to their commercial paper markets has been limited.  Commercial paper outstanding has been significantly reduced, and the interest rates on commercial paper outstanding have significantly increased.  Generally, SCE&G and Fuel Company have been able to issue commercial paper for one week terms, much shorter periods than their prior customary one month terms.  In response to the credit market disruption, the Federal Reserve has created a Commercial Paper Funding Facility (CPFF) to provide liquidity to the commercial paper market by increasing the availability of funding to certain commercial paper issuers.  However, the CPFF, which became active in the market on October 27, 2008, will only provide such funding to issuers of Tier 1 commercial paper (issuers with credit ratings of A1, P1, F1).  While SCE&G and Fuel Company , as Tier 2 issuers (with credit ratings of A2, P2, F2), do not qualify for the CPFF program, the Company expects that, over time, the enhanced liquidity in the Tier 1 commercial paper market will positively affect the Tier 2 commercial paper market.  As a result of the limited access to commercial paper, SCE&G and Fuel Company have accessed their credit facilities with banks (described above) and drawn down funds to replace maturing commercial paper.

Access to the debt capital markets also has been very limited.  SCE&G took advantage of a narrow window of market opportunity and issued $300 million of its First Mortgage Bonds at a coupon of 6.50% on October 2, 2008.  Since that time, limited opportunities to issue secured long-term debt have arisen for other issuers, and interest rates on those obligations have increased significantly.  Currently, opportunities to issue unsecured long-term debt appear to be much more limited.

The Company cannot determine how long this dislocation of the credit markets will last.  The Company expect that the risks of a global recession may continue to hamper the economy and adversely affect the capital markets.

Even so, the Company anticipates that its contractual cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities. The Company expects that, barring further impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future. The Company’s ratios of earnings to fixed charges for the nine and 12 months ended September 30, 2008 were 3.89 and 3.76, respectively.  The Company’s ratios of earnings to combined fixed charges and preference dividends for the same periods were 3.63 and 3.51, respectively.

Nuclear Generation

On May 27, 2008, SCE&G and Santee Cooper, a state owned utility in South Carolina (joint owners of V. C. Summer Nuclear Station), announced that they had entered into a contractual agreement for the design and construction of two 1,117-megawatt nuclear electric generation units at the site of V. C. Summer Nuclear Station.  SCE&G and Santee Cooper will be joint owners and share operating costs and generation output of the two additional units, with SCE&G accounting for 55 percent of the cost and output and Santee Cooper the remaining 45 percent.  The first unit is expected to be completed and in service in 2016, the second in 2019.  SCE&G’s share of the estimated cash outlays are as follows:

Future Value
Millions of dollars	2007	2008	2009-2010	2011-2012	After 2012	Total
Plant Costs	$21	$183	$1,095	$1,431	$2,681	$5,411
Transmission Costs	-	-	-	2	636	638

The above amounts are not reflected in the contractual cash obligations table included under the Liquidity and Capital Resources section in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

See Notes 2 and 5B to the condensed consolidated financial statements for additional information related to regulatory matters and environmental matters.

          As also discussed in certain risks factors identified in Part II, Item 1A, with the pervasive emergence of concern over the issue of global warming as a significant influence upon the economy, SCANA, SCE&G and GENCO are subject to certain climate-related financial risks, including those involving regulatory requirements responsive to greenhouse gas emissions as well as those involving physical impacts which could arise from global warming.  Certain other business and financial risks arising from such climate change could also arise.  The Company cannot predict all the climate-related regulatory and physical risks nor the related consequences which might impact the Company, and the following discussion should not be considered all-inclusive.

From a regulatory perspective, SCE&G and GENCO continually monitors and evaluates its current and projected emission levels and strives to comply with all state and federal regulations regarding those emissions.  As described elsewhere, SCE&G and GENCO participate in the sulfur dioxide and nitrogen oxide emissions allowance programs with respect to coal plant emissions, and also have undertaken to construct particulate scrubbers and to install SCRs at larger coal-fired electric generating plants.  Further, SCE&G has announced plans to construct two new nuclear generating plants which are expected to significantly reduce greenhouse gas emission levels once they are completed and dispatched, displacing some of the current coal-fired generation sources.

See also the discussion of the recent court action which vacated the CAIR rules (Note 5B to the condensed consolidated financial statements).  Even though those rules have been set aside, the Company has continued with its scrubber and SCR construction projects with the expectation that new rules will be forthcoming and on the premise that, even in the absence of such rules, the reduction of emissions to be realized upon completion of these projects is desirable.  The significant capital and other costs of these projects are disclosed in the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s 2007 Form 10-K.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity and the resultant potential damage to the Company’s electric system in the event of such storms, the impact of and the resultant property damage, changes in sea-level, as well as impacts on employees and on the Company’s supply chain and many others.  SCE&G serves certain of the coastal areas of South Carolina, and much of its service territory is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms.  To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties and also accumulates funds from customers in a storm damage reserve (see Note 1 to the condensed consolidated financial statements).  As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams, and applicable personnel participate in ongoing training and related simulations in advance of such storms, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

OTHER MATTERS

For additional information related to environmental matters and claims and litigation, see Notes 5B and 5C to the condensed consolidated financial statements.

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

As of September 30, 2008	Expected Maturity
						There-		Fair
Millions of dollars	2008	2009	2010	2011	2012	after	Total	Value

Long-Term Debt Issued:
Fixed Rate ($)	3.7	103.7	10.4	423.1	11.0	2,096.9	2,648.8	2,656.6
Average Interest Rate (%)	7.78	6.18	6.31	4.90	4.98	5.88	5.73

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

Expected Maturity:
	Futures Contracts			Options
				Purchased Call	Purchased Put
2008	Long	Short		Long	Long
Settlement Price (a)	7.68	-	Strike Price (a)	10.50	9.37
Contract Amount (b)	5.3	-	Contract Amount (b)	10.3	14.6
Fair Value (b)	4.3	-	Fair Value (b)	0.1	(2.9)

2009
Settlement Price (a)	7.98	13.14	Strike Price (a)	12.59	8.42
Contract Amount (b)	18.5	4.0	Contract Amount (b)	27.2	22.4
Fair Value (b)	16.5	6.6	Fair Value (b)	0.2	(3.3)

(a) Weighted average, in dollars
(b) Millions of dollars

Swaps	2008	2009	2010
Commodity Swaps:
Pay fixed/receive variable (b)	23.8	52.8	0.7
Average pay rate (a)	9.612	9.461	11.554
Average received rate (a)	7.647	8.035	9.159
Fair value (b)	18.9	44.9	0.6

Pay variable /receive fixed (b)	7.5	13.3	-
Average pay rate (a)	7.609	8.028	-
Average received rate (a)	10.460	12.425	-
Fair value (b)	10.3	20.7	-

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4T.  CONTROLS AND PROCEDURES

As of September 30, 2008, South Carolina Electric & Gas Company (SCE&G) conducted an evaluation under the supervision and with the participation of its management, including its Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting. Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2008, SCE&G’s disclosure controls and procedures were effective. There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In February 2008, the consumer affairs staff (the staff) of the Georgia Public Service Commission (GPSC) recommended that the GPSC open an investigation into whether SCANA Energy Marketing, Inc. (SCANA Energy) had overcharged certain of its customers.  The staff asserted that SCANA Energy confused certain customers, charged certain customers in excess of the published price, and failed to give proper notice of an alleged change in methodology for computing variable rates.  While SCANA Energy believed the staff’s assertions were without merit, in June 2008, SCANA Energy entered into a settlement agreement with the GPSC, agreeing to pay $1.25 million in the form of credits on certain customers’ bills and as a contribution to low-income assistance programs.

On February 26, 2008, a purported class action was filed in U.S. District Court for the Northern District of Georgia, originally styled Weiskircher, et al. v. SCANA Energy Marketing, Inc., containing similar allegations to those alleged by the staff and seeking damages on behalf of a class of Georgia customers.  On June 13, 2008 the court dismissed the suit with prejudice.  The plaintiffs subsequently filed a motion for reconsideration, which was denied.   On August 28, 2008, the plaintiffs filed a notice of appeal.  SCANA Energy believes the allegations are without merit and will vigorously defend itself.   Although the Company cannot predict the final outcome, it believes that a resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

In September 2006, a patent infringement action styled as Jaime G. Garcia vs. SCANA Corporation was filed in U.S. District Court for the District of South Carolina.  The plaintiff alleges that the repowering of SCE&G’s Urquhart Station from 2000 to 2002 violated his patent dealing with condenser performance in steam power plants and seeks damages including interest, attorney’s fees and costs.  The complaint was subsequently amended substituting SCE&G for SCANA as the defendant.  Under the court’s current scheduling order, the case may be placed on the trial roster any time after January 12, 2009.  SCE&G is vigorously contesting the claim of infringement and demand for damages.  Although SCE&G cannot predict the final outcome, it believes that the resolution of this matter will not have a material adverse impact on its results of operations, cash flows or financial condition.

ITEM 1A.  RISK FACTORS

                The Company’s risk factors from its Annual Report on Form 10-K for the year ended December 31, 2007, have been updated and are restated below in their entirety.

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

    Our energy businesses are sensitive to changes in coal, gas, oil and other commodity prices and availability. Any such changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. SCE&G is able to recover the cost of fuel used in electric generation through retail customers' bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources. In the case of regulated natural gas operations, costs for purchased gas and pipeline capacity are recovered through retail customers' bills, but increases in gas costs affect total retail prices and, therefore, the competitive position of gas relative to electricity and other forms of energy. Increases in gas costs may also result in lower usage by customers unable to switch to alternate fuels.  Increases in fuel costs may also result in lower usage of electricity by customers.

Additionally, the Company and SCE&G anticipate significant capital expenditures for environmental compliance and baseload generation in order to meet future usage demands.  The cost of additional baseload generation may be affected by the choice of technology or fuel related to such generation, each of which may be driven by environmental and other non-economic factors.  The completion of these projects within established budgets and timeframes is contingent upon many variables including the obtaining of permits and licenses in a timely manner, our timely securing of labor and materials at estimated costs and our ability to finance such projects.  Recently, certain construction commodities such as steel and concrete have experienced significant price increases due to worldwide demand.  Also, to operate our air pollution control equipment, we use significant quantities of ammonia and lime.  With mandated compliance deadlines for air pollution controls, demand for these reagents may increase and result in higher purchase costs.  Also, higher worldwide demand for copper, which we use in our transmission and distribution lines, has led to significant price increases.  Our ability to maintain our operations or to complete construction projects and new baseload generation at reasonable cost, if at all, could be adversely affected by increases in worldwide demand for key parts or commodities, increases in the price of or the unavailability of labor, commodities or other materials, increases in lead times for components, increased environmental pressures, a failure in the supply chain (whether resulting from the foregoing or other factors) or delays in licensing, siting, design, financing or construction.  To the extent that delays occur or cost overages are not recoverable, our results of operations, cash flows and financial condition may be diminished.

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

The Company and SCE&G must comply with extensive federal, state and local laws and regulations. Such regulation widely affects the operation of our business. The effects encompass, among many other aspects of our business, the licensing and siting of facilities, safety, reliability of our transmission system, physical and cyber security of key assets, information privacy, the issuance of securities and borrowing of money, financial reporting, interaction among affiliates, and the payment of dividends. Changes to these regulations are ongoing, and we cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Company’s or SCE&G’s business.

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

The Company and SCE&G are subject to numerous environmental laws and regulations that require significant capital expenditures, that can increase our costs of operations and which may impact our business plans, or expose us to environmental liabilities.

The Company and SCE&G are presently subject to extensive federal, state and local environmental laws and regulations including air emissions (such as reducing nitrogen oxide, sulfur dioxide and mercury emissions, or potential future control of greenhouse gas (GHG) emissions) and there is growing consensus that some form of regulation will be forthcoming at the federal, and possibly state, levels to impose limitations on GHG emissions from fossil fuel-fired electric generating units.  Compliance with these laws and regulations requires us to commit significant capital toward environmental monitoring, installation of pollution control equipment, emission fees and permits at our facilities. These expenditures have been significant in the past and are expected to increase in the future. Changes in compliance requirements or a more burdensome interpretation by governmental authorities of existing requirements may impose additional costs on us (such as additional taxes or emission allowances) or require us to incur additional capital expenditures or curtail some of our activities. In addition, a number of bills have been introduced in Congress that would require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none have yet been enacted.  Compliance with these GHG emission reduction requirements may impose significant costs on us.  In addition, such costs of compliance with environmental regulations could harm our industry, our business and our results of operations and financial position, especially if emission or discharge limits are reduced, more extensive permitting requirements are imposed or additional regulatory requirements are imposed.

The Company and SCE&G are vulnerable to interest rate increases which would increase our borrowing costs, and may not have access to capital at favorable rates, if at all.  Additionally, potential disruptions in the capital and credit markets may further adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments; each could in turn adversely affect our results of operations, cash flows and financial condition.

                The Company and SCE&G rely on the capital markets, particularly for publicly offered debt and equity, as well as the banking and commercial paper markets, to meet our financial commitments and short-term liquidity needs if internal funds are not available from operations. Changes in interest rates affect the cost of borrowing. The Company's and SCE&G’s business plans reflect the expectation that we will have access to the capital markets on satisfactory terms to fund commitments. Moreover, the ability to maintain short-term liquidity by utilizing commercial paper programs is dependent upon maintaining investment grade debt ratings and the existence of a market for our commercial paper generally.

                The Company's and SCE&G's ability to draw on our respective bank revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments and our ability to timely renew such facilities. Those banks may not be able to meet their funding commitments to the Company or SCE&G if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time.

                Longer term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our businesses. Any disruption could require the Company and SCE&G to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash.

                The disruptions in capital and credit markets have also resulted in higher interest rates on debt securities, limits on access to the commercial paper market, increased costs associated with commercial paper borrowing or limitations on the maturities of commercial paper that can be sold (if at all), increased costs under bank credit facilities and reduced availability thereof, and increased costs for certain variable interest rate debt securities of the Company and SCE&G. Further disruptions would increase our interest expense, limit our access to financing sources and adversely affect their results of operations.

                The disruption in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affect the value of the investments held within SCANA's pension trust. A significant long-term decline in the value of these investments may require us to make or increase contributions to the trust to meet future funding requirements. In addition, a significant decline in the market value of the investments may adversely impact SCANA's results of operations, cash flows and financial position, including its shareholders' equity.

The Company's and SCE&G's business is capital intensive and the costs of capital projects may be significant.

The Company's and SCE&G's business is capital intensive and requires significant investments in energy generation and in other internal infrastructure projects. For example, SCE&G and Santee Cooper have agreed to jointly own, design, construct and operate two new 1,117-megawatt nuclear units at SCE&G's V.C. Summer Nuclear Station (the "New Units"), pursuant to which they plan to expend substantial resources to the evaluation, development and permitting of the project, site preparation and long lead-time procurement; substantial additional resources will be required for the construction and continued operation of the plant upon receipt of requisite approvals. Achieving the intended benefits of a large capital project of this type is subject to a number of uncertainties. The Company's and SCE&G’s results of operations, cash flows and financial position could be adversely affected if they were unable to effectively manage their capital projects.

SCANA may not be able to maintain its leverage ratio at a level considered appropriate by debt rating agencies. This could result in downgrades of SCANA's debt ratings, thereby increasing its borrowing costs and adversely affecting its results of operations, cash flows and financial condition.

SCANA's leverage ratio of debt to capital was approximately 57% at September 30, 2008.  SCANA has publicly announced its desire to maintain this leverage ratio at 54% to 57%, but SCANA's ability to do so depends on a number of factors. If SCANA is not able to maintain its leverage ratio, SCANA's debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to the capital markets may be limited.

A downgrade in the credit rating of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect their ability to access capital and to operate their businesses, thereby adversely affecting results of operations, cash flows and financial condition.

Standard & Poor's Ratings Services (S&P), Moody's Investors Service (Moody's) and Fitch Ratings (Fitch) rate SCANA's long-term senior unsecured debt at BBB+, Baa1 and A-, respectively.  S&P, Moody's and Fitch rate SCE&G's long-term senior secured debt at A-, A2 and A+, respectively.  S&P, Moody’s and Fitch rate PSNC Energy's long-term senior unsecured debt at A-, A3 and A, respectively.  Moody’s carries a stable outlook on each of its ratings.  S&P and Fitch carry a negative outlook on each of their ratings.  If S&P, Moody's or Fitch were to downgrade any of these long-term ratings, particularly to below investment grade, borrowing costs would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease. S&P, Moody's and Fitch rate the short-term debt of SCE&G and PSNC Energy at A-2, P-2 and F-2, respectively. If these short-term ratings were to decline, it could significantly limit access to sources of liquidity.

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

The Company and SCE&G are subject to risks associated with changes in business and economic climate which could adversely affect revenues, results of operations, cash flows and financial condition and could limit access to capital.

Sales, sales growth and customer usage patterns are dependent upon the economic climate in the service territories of the Company and SCE&G, which may be affected by regional, national or even international economic factors. Some economic sectors important to our customer base may be particularly affected. Adverse events, economic or otherwise, may also affect the operations of key customers.  Such events may result in changes in usage patterns and in the failure of customers to make timely payments to us. The success of local and state governments in attracting new industry to our service territories is important to our sales and growth in sales.

Factors that generally could affect our ability to access capital include economic conditions and our capital structure. Much of our business is capital intensive, and achievement of our capital plan and long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms we determine to be attractive. If our ability to access capital becomes significantly constrained, our interest costs will likely increase and our financial condition and future results of operations could be significantly harmed.

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

A significant portion of SCE&G's generating capacity is derived from nuclear power, the use of which exposes us to regulatory, environmental and business risks. These risks could increase our costs or otherwise constrain our business, thereby adversely impacting our results of operations, cash flows and financial condition.  These risks will increase if the New Units are developed

    In 2007, the V.C. Summer Nuclear Station, operated by SCE&G, provided approximately 5.7 million MWh, or 21% of our generation capacity, both of which figures are expected to increase if the New Units are completed. As such, SCE&G is subject to various risks of nuclear generation, which include the following:

·         The potential harmful effects on the environment and human health resulting from a release of radioactive materials in connection with the operation of nuclear facilities and the storage, handling and disposal of radioactive materials;

·         Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations or those of others in the United States;

·         Uncertainties with respect to procurement of enriched uranium fuel and the storage of spent uranium fuel;

·         Uncertainties with respect to contingencies if insurance coverage is inadequate; and

·         Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their operating lives.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
November 3, 2008	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA Corporation as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03		X
Restated Articles of Incorporation of South Carolina Electric & Gas Company, as adopted on
May 3, 2001 (Filed as Exhibit 3.01 to Registration Statement No. 333-65460 and incorporated by reference herein)

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements or Exchange Act reports set forth below and are incorporated by reference herein
			May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
			June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
			August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
			March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
			May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
			June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
			August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
			March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
			May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
			June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
			August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
			February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
			May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
			June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
			August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
			March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
			May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
			June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
			August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
			March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
			May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
			June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
			August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
			March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
			May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
			June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
			August 21, 2007	Exhibit 3.01	to Form 8-K filed August 23, 2007
			May 15, 2008	Exhibit 3.01	to Form 8-K filed May 21, 2008
			July 9, 2008	Exhibit 3.01	to Form 8-K filed July 10, 2008
			August 28, 2008	Exhibit 3.01	to Form 8-K filed August 28, 2008

3.05		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06		X
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
as amended) (Filed as Exhibit 10.01 to Form 10-Q for the quarter ended March 31, 2008
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