Form 10-Q
period 2013-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2013-11-08
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from           to

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-8809	SCANA Corporation (a South Carolina corporation)	57-0784499
1-3375	South Carolina Electric & Gas Company (a South Carolina corporation)	57-0248695
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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2013
SCANA Corporation	Without Par Value	140,548,894
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

SEPTEMBER 30, 2013

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

(2)
regulatory actions, particularly changes in rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations, and actions affecting the construction of new nuclear units;

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

(17)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(18)	labor disputes;

(19)	performance of SCANA’s pension plan assets;

(20)	changes in taxes;

(21)	inflation or deflation;

(22)	compliance with regulations;

(23)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(24)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BLRA	Base Load Review Act
CA	The designation for a specific pre-fabricated construction module, such as module CA20
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse Electric Company LLC and Stone and Webster, Inc., a subsidiary of Chicago Bridge & Iron Company N.V.
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
DHEC	South Carolina Department of Health and Environmental Control
DOJ	United States Department of Justice
DSM Programs	Demand reduction and energy efficiency programs
EIZ Credits	South Carolina Capital Investment Tax Credits (formerly known as Economic Impact Zone Income Tax Credits)
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric Weather Normalization Adjustment
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
JEDA	South Carolina Jobs-Economic Development Authority
LOC	Lines of Credit
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW	Megawatt
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NRC	United States Nuclear Regulatory Commission

NSPS	New Source Performance Standards
NSR	New Source Review
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1. F INANCIAL STATEMENTS
SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2013	December 31, 2012
Assets
Utility Plant In Service	$12,119	$11,865
Accumulated Depreciation and Amortization	(3,965)	(3,811)
Construction Work in Progress	2,558	2,084
Plant to be Retired, Net	344	362
Nuclear Fuel, Net of Accumulated Amortization	296	166
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	11,582	10,896
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $148 and $139	315	306
Assets held in trust, net-nuclear decommissioning	98	94
Other investments	91	87
Nonutility Property and Investments, Net	504	487
Current Assets:
Cash and cash equivalents	30	72
Receivables, net of allowance for uncollectible accounts of $5 and $7	710	780
Inventories (at average cost):
Fuel and gas supply	263	305
Materials and supplies	145	136
Prepayments and other	194	223
Deferred income taxes	9	11
Total Current Assets	1,351	1,527
Deferred Debits and Other Assets:
Regulatory assets	1,333	1,464
Other	227	242
Total Deferred Debits and Other Assets	1,560	1,706
Total	$14,997	$14,616

Millions of dollars	September 30, 2013	December 31, 2012
Capitalization and Liabilities
Common Equity	$4,598	$4,154
Long-Term Debt, net	5,431	4,949
Total Capitalization	10,029	9,103
Current Liabilities:
Short-term borrowings	378	623
Current portion of long-term debt	19	172
Accounts payable	340	428
Customer deposits and customer prepayments	83	86
Taxes accrued	137	164
Interest accrued	75	82
Dividends declared	71	66
Derivative financial instruments	12	80
Other	88	110
Total Current Liabilities	1,203	1,811
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,723	1,653
Deferred investment tax credits	33	36
Asset retirement obligations	576	561
Postretirement benefits	263	387
Regulatory liabilities	1,007	882
Other	163	183
Total Deferred Credits and Other Liabilities	3,765	3,702
Commitments and Contingencies (Note 9)	—	—
Total	$14,997	$14,616

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2013	2012	2013	2012
Operating Revenues:
Electric	$704	$714	$1,898	$1,851
Gas - regulated	128	109	667	513
Gas - nonregulated	219	215	813	690
Total Operating Revenues	1,051	1,038	3,378	3,054
Operating Expenses:
Fuel used in electric generation	196	239	570	617
Purchased power	19	9	35	20
Gas purchased for resale	265	248	1,076	837
Other operation and maintenance	167	165	513	510
Depreciation and amortization	95	89	282	267
Other taxes	54	50	164	156
Total Operating Expenses	796	800	2,640	2,407
Operating Income	255	238	738	647
Other Income (Expense):
Other income	10	13	36	39
Other expense	(10)	(9)	(32)	(29)
Interest charges, net of allowance for borrowed funds used during construction of $4, $3, $10 and $8	(74)	(75)	(223)	(219)
Allowance for equity funds used during construction	9	6	19	13
Total Other Expense	(65)	(65)	(200)	(196)
Income Before Income Tax Expense	190	173	538	451
Income Tax Expense	59	51	170	136
Net Income	$131	$122	$368	$315
Per Common Share Data
Basic Earnings Per Share of Common Stock	$0.94	$0.93	$2.67	$2.41
Diluted Earnings Per Share of Common Stock	$0.94	$0.91	$2.66	$2.37
Weighted Average Common Shares Outstanding (millions)				0
Basic	140.1	131.4	138.0	130.8
Diluted	140.1	133.8	138.6	133.1
Dividends Declared Per Share of Common Stock	$0.5075	$0.495	$1.5225	$1.485

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Net Income	$131	$122	$368	$315
Other Comprehensive Income (Loss), net of tax:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $-, $-, $2 and $(4)	(1)	1	3	(6)
Losses on cash flow hedging activities reclassified to net income, net of tax of $1, $2, $4 and $11	2	3	7	17
Employee benefit plan remeasurement and curtailment gains arising during the period, net of tax of $2, $-, $2 and $-	4	—	4	—
Deferred employee benefit plan costs reclassified to net income, net of tax of $-, $-, $- and $-	1	—	1	1
Other Comprehensive Income	6	4	15	12
Total Comprehensive Income	$137	$126	$383	$327

Accumulated other comprehensive loss totaled $69.9 million as of September 30, 2013 and $85.6 million as of December 31, 2012.

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Cash Flows From Operating Activities:
Net income	$368	$315
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	62	74
Depreciation and amortization	294	277
Amortization of nuclear fuel	42	38
Allowance for equity funds used during construction	(19)	(13)
Changes in certain assets and liabilities:
Receivables	70	46
Inventories	(8)	(34)
Prepayments and other	8	58
Regulatory liabilities	78	47
Accounts payable	(32)	(7)
Taxes accrued	(27)	(21)
Interest accrued	(7)	4
Regulatory assets	142	(2)
Postretirement benefits	(133)	3
Other assets	(46)	4
Other liabilities	(13)	(21)
Net Cash Provided From Operating Activities	779	768
Cash Flows From Investing Activities:
Property additions and construction expenditures	(868)	(868)
Proceeds from investments (including derivative collateral posted)	199	364
Purchase of investments (including derivative collateral posted)	(161)	(326)
Proceeds from interest rate contract settlement	43	14
Payments upon interest rate contract settlement	(49)	(51)
Net Cash Used For Investing Activities	(836)	(867)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	272	73
Proceeds from issuance of long-term debt	451	763
Repayment of long-term debt	(256)	(274)
Dividends	(207)	(192)
Short-term borrowings, net	(245)	(259)
Net Cash Provided From Financing Activities	15	111
Net Increase (Decrease) In Cash and Cash Equivalents	(42)	12
Cash and Cash Equivalents, January 1	72	29
Cash and Cash Equivalents, September 30	$30	$41
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $10 and $8)	$222	$212
– Income taxes	70	67
Noncash Investing and Financing Activities:
Accrued construction expenditures	97	79
Capital leases	5	4
Nuclear fuel purchase	98	—

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
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

Plant to be Retired

In 2012, SCE&G announced its intention to retire six coal-fired units by 2018, subject to future developments in environmental regulations, among other matters. These units had an aggregate generating capacity (summer 2012) of 730 MW. One of these units (90 MW) was retired in 2012 and its net carrying value is recorded in regulatory assets as unrecovered plant (see Note 2). In June 2013, SCE&G approved a plan to accelerate the retirement of two more of these units (295 MW) by the end of 2013, and in the third quarter SCE&G received SCPSC approval to record the net carrying value of these units in regulatory assets as unrecovered plant once they are retired and to amortize such costs over the units' previously estimated remaining useful lives. The net carrying value of the remaining units to be retired (including these two units) is included in Plant to be Retired, Net in the consolidated financial statements. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of the remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

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

Reconciliations of the weighted average number of common shares for basic and diluted earnings per share computation purposes are as follows:

	Third Quarter		Year to Date
Millions	2013	2012	2013	2012
Weighted Average Shares Outstanding - Basic	140.1	131.4	138.0	130.8
Effect of dilutive equity forward shares	—	2.4	0.6	2.3
Weighted Average Shares - Diluted	140.1	133.8	138.6	133.1

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 47% and 44% of PSNC Energy’s natural gas inventory at September 30, 2013 and December 31, 2012, respectively, with a carrying value of $23.2 million and $19.6 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees. The agreements expire March 31, 2015.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In April 2012, the SCPSC approved SCE&G's request to decrease the total fuel cost component of its retail electric rates, and approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to recover an amount equal to its under-collected balance of base fuel and variable environmental costs as of April 30, 2012, or $80.6 million, over a 12-month period beginning with the first billing cycle of May 2012.

This April 2012 order was superseded, in part, by a December 2012 rate order in which the SCPSC authorized SCE&G to reduce the base fuel cost component of its retail electric rates and, in doing so, stated that SCE&G may not adjust its base fuel cost component prior to the last billing cycle of April 2014, except where necessary due to extraordinary unforeseen economic or financial conditions.  In February 2013, in connection with its annual review of base rates for fuel costs, SCE&G requested authorization to reduce its environmental fuel cost component effective with the first billing cycle of May 2013.  Consistent with the December 2012 rate order, SCE&G did not request any adjustment to its base fuel cost component.  On March 14, 2013, SCE&G, ORS and the SCEUC entered into a settlement agreement accepting the proposed lower environmental fuel cost component effective with the first billing cycle of May 2013, and providing for the accrual of certain debt-related carrying costs on a portion of the undercollected balance of fuel costs. The SCPSC issued an order dated April 30, 2013, adopting and approving the settlement agreement and approving SCE&G's total fuel cost component.

Electric - Base Rates

On December 19, 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates (as discussed above), a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. By order dated February 7, 2013, the SCPSC denied the SCEUC's petition for rehearing of this order and the order was not appealed.

The eWNA is designed to mitigate the effects of abnormal weather on residential and commercial customers' bills and is based on a 15 year historical average of temperatures. In connection with the December 2012 rate order, SCE&G agreed to perform a study of alternative structures for the eWNA. The study was completed and filed with the SCPSC on June 28, 2013. In the study, SCE&G proposed that no adjustment or modification to the eWNA be made at this time. On November 1, 2013, the ORS filed a report with the SCPSC recommending that the eWNA be terminated with the last billing cycle for December 2013. SCE&G will be working with the ORS to address its recommendation. SCE&G cannot predict what action the SCPSC may take, if any.

In February 2013, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G retired or intends to retire by 2018, subject to future developments in environmental regulations, among other matters. One of these units was retired in 2012, and its net carrying value is recorded in regulatory assets as unrecovered plant and is being amortized over its previously estimated remaining useful life. The net carrying value of the remaining units is included in Plant to be Retired, Net in the consolidated financial statements. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of these remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC. As discussed in Note 1, SCE&G approved a plan to accelerate the retirement of two of the units by the end of 2013 and has received SCPSC approval to record the net carrying value of these units in regulatory assets as unrecovered plant once they are retired.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC has approved the following rate changes pursuant to annual DSM Programs filings, which changes became effective as indicated:

Year	Effective	Amount
2013	First billing cycle of May	$16.9 million
2012	First billing cycle of May	$19.6 million

In addition, the SCPSC approved the deferral of an additional $10.3 million of net lost revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

SCE&G's initial authorization to operate its DSM Programs expires November 30, 2013. On May 31, 2013, SCE&G filed a request with the SCPSC for approval to extend the operation of its portfolio of DSM Programs.  SCE&G also requested approval to continue the use of the annual rate rider which (i) maintains the same terms and conditions currently in effect for the recovery of costs associated with the proposed DSM Programs, the net lost revenue associated with its DSM Programs, and an appropriate incentive for investing in such programs, and (ii) modifies the opt-out requirements for industrial customers.  SCE&G requested that the proposed DSM Programs and rate rider authorization be effective December 1, 2013.

On October 21, 2013, SCE&G entered into a Settlement Agreement with ORS, Wal-Mart Stores East, LP, Sam’s East, Inc. and the SCEUC. Under the Settlement Agreement, the settling parties agreed that SCE&G’s revised portfolio of DSM Programs should be approved as filed by SCE&G.  As for the annual rate rider, the settling parties agreed that SCE&G should be allowed to (i) continue to defer and amortize all prudently incurred costs for the DSM Programs over five years with carrying costs, (ii) calculate the net lost revenues component of the DSM Programs rider utilizing a rolling three year period of program history, and (iii) continue to recover a shared savings incentive, among other things.  The settling parties also agreed that SCE&G’s DSM Programs should continue for six years. Two other parties in the case did not execute the Settlement Agreement.  A public hearing on this matter was held on October 24, 2013, and the SCPSC's ruling is pending.

Electric – BLRA

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions. In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court. SCE&G is unable to predict the outcome of these appeals. For further discussion of new nuclear construction matters, see Note 9.

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

Year	Action		Amount
2013	2.9%	Increase	$67.2 million
2012	2.3%	Increase	$52.1 million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the years indicated:

Year	Action		Amount
2013	No change		-
2012	2.1%	Increase	$7.5 million

On June 5, 2013, SCE&G submitted its annual RSA filing with the SCPSC for the 12-month period ending March 31, 2013. SCE&G earned a return on its gas distribution operations, after proforma adjustments, that is within the range of its allowable rate of return on common equity. The SCPSC approved SCE&G’s annual RSA filing on October 9, 2013, with no change in rates.

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The 2012 annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2012 before the SCPSC. The SCPSC issued an order in December 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2011 through July 31, 2012, were reasonable and prudent. SCE&G’s 2013 annual PGA hearing was held on November 7, 2013, and the SCPSC's ruling is pending.

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

In September 2013, in connection with PSNC Energy's 2013 Annual Prudence Review, the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2013.

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

Millions of dollars	September 30, 2013	December 31, 2012
Regulatory Assets:
Accumulated deferred income taxes	$254	$254
Under-collections - electric fuel adjustment clause	52	66
Environmental remediation costs	42	44
AROs and related funding	359	319
Franchise agreements	32	36
Deferred employee benefit plan costs	319	460
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	126	151
Deferred pollution control costs	37	38
Unrecovered plant	19	20
Other	93	70
Total Regulatory Assets	$1,333	$1,464

Regulatory Liabilities:
Accumulated deferred income taxes	$19	$21
Asset removal costs	718	692
Storm damage reserve	27	27
Monetization of bankruptcy claim	30	32
Deferred gains on interest rate derivatives	203	110
Planned major maintenance	10	—
Total Regulatory Liabilities	$1,007	$882

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

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by the Company.  These regulatory assets are expected to be recovered over periods of up to approximately 26 years.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In connection with the December 2012 rate order, approximately $63 million of deferred pension costs for electric operations are to be recovered through utility rates over approximately 30 years. In connection with the October 2013 RSA order, approximately $14 million of deferred pension costs for gas operations are to be recovered through utility rates over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

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

Deferred losses or gains on interest rate derivatives generally represent the unrealized losses or gains from fair value adjustments and payments made or received upon termination of certain interest rate derivatives.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years, unless, in the case of gains, such amounts are applied otherwise at the direction of regulators.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs are being recovered through utility rates over periods up to approximately 30 years.

Unrecovered plant represents the net book value of a coal-fired generating unit retired from service prior to being fully depreciated. Pursuant to the December 2012 rate order, SCE&G is amortizing these amounts over the unit's previously estimated remaining useful life of approximately 14 years. Unamortized amounts are included in rate base.

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
3.COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2013 and 2012 were as follows:

Millions of dollars	2013	2012
Balance at January 1,	$4,154	$3,889
Common stock issued	273	73
Dividends declared	(212)	(194)
Comprehensive income	383	327
Balance as of September 30,	$4,598	$4,095

SCANA had 200 million shares of common stock authorized as of September 30, 2013 and December 31, 2012, of which 140.2 million and 132.0 million were issued and outstanding at September 30, 2013 and December 31, 2012, respectively.

On March 5, 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196.2 million.

Reclassifications of gains (losses) from AOCI into earnings, net of taxes, were as follows:

Millions of dollars	2013	2012	Income Statement Line Item Affected
Three months ended September 30,
Interest rate contracts	$(2)	$(2)	Increase in interest expense
Commodity contracts	—	(1)	Increase in gas purchased for resale
Deferred employee benefit plan costs	(1)	—
Total reclassifications	$(3)	$(3)

Nine months ended September 30,
Interest rate contracts	$(5)	$(5)	Increase in interest expense
Commodity contracts	(2)	(12)	Increase in gas purchased for resale
Deferred employee benefit plan costs	(1)	(1)
Total reclassifications	$(8)	$(18)

For information related to the reclassification of deferred employee benefit amounts from AOCI, see Note 8.

4.	LONG-TERM DEBT AND LIQUIDITY

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012	September 30, 2013	December 31, 2012
Lines of credit:
Total committed long-term	$300	$300	$1,400	$1,400	$100	$100
LOC advances	—	—	—	—	—	—
Weighted average interest rate	—	—	—	—	—	—
Outstanding commercial paper (270 or fewer days)	$68	$142	$310	$449	—	$32
Weighted average interest rate	0.43%	0.58%	0.30%	0.42%	—	0.44%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$229	$155	$1,090	$951	$100	$68

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.2 billion (of which $500 million relates to Fuel Company) and $100 million, respectively. In addition, SCE&G is party to a three-year credit agreement in the amount of $200 million. In October 2013, the term of each of these credit agreements was extended by one year, such that the five-year agreements expire in October 2018, and the three-year agreement expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.8 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. The Company pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.INCOME TAXES

No material changes in the status of the Company's tax positions have occurred through September 30, 2013.
During the third quarter of 2013, the State of North Carolina passed legislation that will lower the state corporate income tax rate from 6.9% to 6.0% in 2014 and 5.0% in 2015.  The change in income tax rates is not expected to have a material impact on the Company’s financial position, results of operations or cash flows. Additionally, during the third quarter of 2013, the IRS issued final regulations regarding the capitalization of certain costs for income tax purposes and re-proposed certain other related regulations (collectively referred to as tangible personal property regulations).  These regulations did not have a material impact on the Company's financial position, results of operations or cash flows.

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

PSNC Energy hedges natural gas purchasing activities using over-the-counter options and NYMEX futures and options.  PSNC Energy’s tariffs include a provision for the recovery of actual gas costs incurred, including any costs of hedging.  PSNC Energy records premiums, transaction fees, margin requirements and any realized gains or losses from its hedging program in deferred accounts as a regulatory asset or liability for the under- or over-recovery of gas costs.  These derivative financial instruments are not designated as hedges for accounting purposes.

Unrealized gains and losses on qualifying cash flow hedges of nonregulated operations are deferred in AOCI.  When the hedged transactions affect earnings, previously recorded gains and losses are reclassified from AOCI to cost of gas.  The effects of gains or losses resulting from these hedging activities are either offset by the recording of the related hedged transactions or are included in gas sales pricing decisions made by the business unit.

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

Interest Rate Swaps

The Company may use interest rate swaps to manage interest rate risk and exposure to changes in fair value attributable to changes in interest rates on certain debt issuances.  In cases in which the Company synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges, periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

In anticipation of the issuance of debt, the Company may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  Except as described in the following paragraph, the effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities. For the holding company or nonregulated subsidiaries, such amounts are recorded in AOCI.  Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions of fair value changes are recognized in income.

Pursuant to regulatory authorization granted in October 2013, certain interest rate derivatives entered into by SCE&G will no longer be designated as cash flow hedges, and fair value changes and settlement amounts are to be recorded in its regulatory asset and liability accounts. Upon settlement, losses on swaps will be amortized over the lives of related debt issuances, and gains may be applied to undercollected fuel amounts or may be amortized to interest expense as directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of September 30, 2013
Commodity	8,820,000	10,407,000	3,078,500	22,305,500
Energy Management (a)	—	—	30,908,058	30,908,058
Total (a)	8,820,000	10,407,000	33,986,558	53,213,558

As of December 31, 2012
Commodity	5,170,000	6,490,000	4,877,000	16,537,000
Energy Management (b)	—	—	31,763,275	31,763,275
Total (b)	5,170,000	6,490,000	36,640,275	48,300,275

(a)  Includes an aggregate 674,308 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 3,500,000 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $663.8 million at September 30, 2013 and $1.1 billion at December 31, 2012.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of September 30, 2013
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$83	Other current liabilities	$5
	Other deferred debits and other assets	41	Other deferred credits and other liabilities	19
Commodity			Other current liabilities	3
Total		$124		$27

Derivatives not designated as hedging instruments
Commodity	Prepayments and other	$1
Energy Management	Prepayments and other	5	Prepayments and other	$1
			Other current liabilities	4
	Other deferred debits and other assets	5	Other deferred credits and other liabilities	5
Total		$11		$10

As of December 31, 2012
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$42	Other current liabilities	$70
	Other deferred debits and other assets	31	Other deferred credits and other liabilities	36
Commodity	Prepayments and other	1	Other current liabilities	4
Total		$74		$110
Derivatives not designated as hedging instruments
Commodity	Prepayments and other	$1
Energy management	Prepayments and other	7	Prepayments and other	$1
	Other deferred debits and other assets	6	Other current liabilities	6
			Other deferred debits and other assets	6
Total		$14		$13

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

Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationships

	Gain Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

Millions of dollars	(Effective Portion)			(Effective Portion)
September 30,	2013	2012	Location	2013	2012
Three Months Ended
Interest rate	$19	$23	Interest expense	$(1)	$(1)
Nine Months Ended
Interest rate	$115	$51	Interest expense	$(2)	$(2)

	Gain (Loss) Recognized in OCI, net of tax			Loss Reclassified from AOCI into Income, net of tax

Millions of dollars	(Effective Portion)			(Effective Portion)
September 30,	2013	2012	Location	2013	2012
Three Months Ended
Interest rate	—	$(1)	Interest expense	$(2)	$(2)
Commodity	$(1)	2	Gas purchased for resale	—	(1)
Total	$(1)	$1		$(2)	$(3)
Nine Months Ended
Interest rate	$4	$(5)	Interest expense	$(5)	$(5)
Commodity	(1)	(1)	Gas purchased for resale	(2)	(12)
Total	$3	$(6)		$(7)	$(17)

As of September 30, 2013, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive income (loss) to earnings arising from cash flow hedges will include approximately $2.0 million as an increase to gas cost and approximately $6.2 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2013, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2015.

Derivatives not designated as Hedging Instruments		Loss Recognized in Income
Millions of dollars	Location	2013	2012
Three Months Ended September 30,
Commodity	Gas purchased for resale	—	—
Nine Months Ended September 30,
Commodity	Gas purchased for resale	—	$(1)

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and nine months ended September 30, 2013 and 2012, respectively.

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

Certain of the Company’s derivative instruments contain contingent provisions that may require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2013 and December 31, 2012, the Company has posted $35.4 million and $78.3 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of September 30, 2013 and December 31, 2012, the Company could have been required to post an additional $- million and $26.2 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2013 and December 31, 2012 is $35.3 million and $104.5 million, respectively.

In addition, as of September 30, 2013 and December 31, 2012, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of September 30, 2013 and December 31, 2012, the Company could request $78.6 million and $32.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2013 and December 31, 2012 is $78.6 million and $32.1 million, respectively. In addition, at September 30, 2013, the Company could have called on letters of credit in the amount of $9 million related to $10 million in commodity derivatives that are in a net asset position, compared to letters of credit of $10 million related to derivatives of $13 million at December 31, 2012, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting of derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2013
Interest rate	$124	—	$124	$(3)	—	$121
Commodity	1	—	1	—	—	1
Energy Management	10	—	10	—	—	10
Total	$135	—	$135	$(3)	—	$132

Balance sheet location	Prepayments and other		$89
	Other deferred debits and other assets		46
	Total		$135

As of December 31, 2012
Interest rate	$73	—	$73	$(17)	—	$56
Commodity	2	—	2	—	—	2
Energy Management	13	$(1)	12	—	—	12
Total	$88	$(1)	$87	$(17)	—	$70

Balance sheet location	Prepayments and other		$50
	Other deferred debits and other assets		37
	Total		$87

Information related to the Company's offsetting of derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of September 30, 2013
Interest rate	$24	—	$24	$(3)	$(21)	—
Commodity	3	—	3	—	(1)	$2
Energy Management	10	—	10	—	(8)	2
	$37	—	$37	$(3)	$(30)	$4

Balance sheet location	Prepayments and other		$1
	Other current liabilities		12
	Other deferred credits and other liabilities		24
	Total		$37

As of December 31, 2012
Interest rate	$106	—	$106	$(17)	$(67)	$22
Commodity	4	—	4	—	—	4
Energy Management	13	$(1)	12	—	(11)	1
	$123	$(1)	$122	$(17)	$(78)	$27

Balance sheet location	Other current liabilities		$80
	Other deferred credits and other liabilities		42
	Total		$122

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

		Fair Value Measurements Using
		Quoted Prices in
		Active Markets for	Significant Other
		Identical Assets	Observable Inputs
Millions of dollars		(Level 1)	(Level 2)
As of September 30, 2013
Assets -	Available for sale securities	$9	—
	Interest rate contracts	—	$124
	Commodity contracts	1	—
	Energy management contracts	—	10
Liabilities -	Interest rate contracts	—	24
	Commodity contracts	—	3
	Energy management contracts	—	13

As of December 31, 2012
Assets -	Available for sale securities	$6	—
	Interest rate contracts	—	$73
	Commodity contracts	1	1
	Energy management contracts	—	13
Liabilities -	Interest rate contracts	—	106
	Commodity contracts	—	4
	Energy management contracts	1	15

There were no fair value measurements based on significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,450.9	$5,936.7	$5,121.0	$6,115.0

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

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012
Three months ended September 30,
Service cost	$5.1	$5.0	$1.2	$1.1
Interest cost	9.5	10.9	2.8	2.9
Expected return on assets	(15.1)	(15.0)	—	—
Prior service cost amortization	1.5	1.8	0.1	0.2
Charge due to curtailment	9.9	—	—	—
Transition obligation amortization	—	—	—	0.2
Amortization of actuarial losses	3.5	4.5	0.8	—
Net periodic benefit cost	$14.4	$7.2	$4.9	$4.4

Nine months ended September 30,
Service cost	$16.9	$14.7	$4.4	$3.6
Interest cost	28.4	32.2	8.3	8.9
Expected return on assets	(45.8)	(44.6)	—	—
Prior service cost amortization	4.9	5.3	0.5	0.7
Charge due to curtailment	9.9	—	—	—
Transition obligation amortization	—	—	0.3	0.5
Amortization of actuarial losses	14.4	13.8	2.5	0.4
Net periodic benefit cost	$28.7	$21.4	$16.0	$14.1

No significant contribution to the pension trust is expected until after 2016, nor is a limitation on benefits payments expected to apply. As authorized by the SCPSC, prior to January 1, 2013 SCE&G deferred all pension expense related to retail electric and gas operations as a regulatory asset. In connection with the SCPSC's December 2012 rate order, effective January 1, 2013 SCE&G began recovering current pension expense related to retail electric operations through a rate rider that is adjusted annually. SCE&G also began recovering previously deferred pension expense as described in Note 2. Costs totaling $1.2 million and $2.4 million related to gas operations were deferred for the three and nine months ended September 30, 2013, respectively. Costs totaling $4.0 million and $11.4 million related to electric and gas operations were deferred for the corresponding periods in 2012. In connection with the October 2013 RSA order, beginning in November 2013, SCE&G will begin recovering current pension expense related to gas operations through cost of service rates and will begin recovering previously deferred costs as described in Note 2.

In the third quarter 2013, the Company amended its pension plan, such that pension benefits will no longer be offered to employees hired or rehired after December 31, 2013, and pension benefits for existing participants will no longer accrue for services performed or compensation earned after December 31, 2023.  As a result, the Company recorded a curtailment charge due to the accelerated amortization of prior service cost. Approximately $6.3 million of the curtailment charge was applicable to regulated operations and was deferred within regulatory assets. The Company expects to recover such deferred amounts through existing regulatory orders or to request recovery in future proceedings.

In connection with the pension plan amendment, the Company remeasured its pension obligation in the third quarter of 2013 using current assumptions for the discount rate and future salary increases. The pension plan amendment and remeasurement resulted in a reduction in the Company's pension obligation of approximately $128 million.

9.	COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plant. Price-Anderson provides funds up to $13.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $40.6 million.

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

Environmental

As part of the President's Climate Action Plan and by Presidential Memorandum issued June 25, 2013, the EPA was directed to issue a revised carbon standard for new power plants by September 20, 2013, to be made final as soon as appropriate. Standards, regulations, or guidelines are also required for existing units by June 1, 2014, to be made final no later than June 1, 2015. On September 20, 2013, EPA re-proposed NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units.The Company is evaluating the proposed rule, but cannot predict when it will become final, if at all, or what conditions it may impose on the Company, if any. The Company also cannot predict when rules will become final for existing units, if at all, or what conditions they may impose on the Company, if any. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court of Appeals' order was denied. In June, 2013, the U.S. Supreme Court agreed to review the Court of Appeals' decision and has scheduled oral arguments for December 10, 2013. Air quality control installations that SCE&G and GENCO have already completed have allowed the Company to comply with the reinstated CAIR. The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2017 and will cost an additional $21.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2013, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $37.1 million and are included in regulatory assets.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $2.9 million, the estimated remaining liability at September 30, 2013. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $5.7 billion for plant and related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC.

The Consortium has experienced delays in the schedule for fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules are a focus area of the Consortium. The delivery schedule of sub-modules for structural module CA20, which is part of the auxiliary building, and CA01, which houses components inside the containment vessel, is now expected to support completion of on-site fabrication to allow them to be set on the nuclear island to the first New Unit during the first and third quarters of 2014, respectively. With this schedule, the Consortium continues to indicate that the substantial completion of the first New Unit is expected to be late 2017 or the first quarter of 2018 and that the substantial completion of the second New Unit is expected to be approximately twelve months after that of the first New Unit. The substantial completion dates currently approved by the SCPSC for the first and second New Units are March 15, 2017 and May 15, 2018, respectively. The SCPSC has also approved an 18-month contingency period beyond each of these dates. The preliminary expected new substantial completion dates are within the contingency periods. SCE&G cannot predict with certainty the extent to which the issue with the sub-modules or the delays in the substantial completion of the New Units will result in increased project costs. However, the preliminary estimate of the delay-related costs associated with SCE&G's share of the New Units is approximately $200 million. SCE&G has not accepted responsibility for any of these delay-related costs and expects to have further discussions with the Consortium regarding such responsibility. Additionally, the EPC Contract provides for liquidated damages in the event of a delay in the completion of the facility, which will also be included in discussions with the Consortium. SCE&G believes its responsibility for any portion of the $200 million estimate should ultimately be substantially less, once all of the relevant factors are considered.

In addition to the above-described project delays, SCE&G is also aware of financial difficulties at a supplier responsible for certain significant components of the project.  The Consortium is monitoring the potential for disruptions in such equipment fabrication and possible responses.   Any disruptions could impact the project's schedule or costs, and such impacts could be material.

Subject to a national megawatt capacity limitation, the electricity to be produced by the New Units (advanced nuclear units, as defined) is expected to qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code. Following the pouring of safety-related concrete for each of the Units’ reactor buildings (March 2013 for the first New Unit and November 2013 for the second New Unit), the Company has applied to the IRS for its allocations of such national megawatt capacity limitation. The IRS will forward the applications to the United States Department of Energy for appropriate certification.
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

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G continues to evaluate the impact of these conditions and requirements that may be imposed on the construction and operation of the New Units, and SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

SCE&G understands that Santee Cooper continues to evaluate reduction of its level of participation in the New Units through potential sales of portions of its interest therein to third parties. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the substantial completion dates of the New Units.  Any such project cost increase or delay could be material.

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

Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended September 30, 2013
Electric Operations	$704	$2	$257	n/a
Gas Distribution	123	—	(6)	n/a
Retail Gas Marketing	67	—	n/a	$(2)
Energy Marketing	152	44	n/a	1
All Other	11	95	8	(3)
Adjustments/Eliminations	(6)	(141)	(4)	135
Consolidated Total	$1,051	$—	$255	$131

Nine Months Ended September 30, 2013
Electric Operations	$1,898	$6	$588	n/a
Gas Distribution	657	—	94	n/a
Retail Gas Marketing	325	—	n/a	$16
Energy Marketing	488	133	n/a	5
All Other	30	303	22	(2)
Adjustments/Eliminations	(20)	(442)	34	349
Consolidated Total	$3,378	$—	$738	$368

Three Months Ended September 30, 2012
Electric Operations	$714	$2	$243	n/a
Gas Distribution	107	—	(7)	n/a
Retail Gas Marketing	64	—	n/a	$(5)
Energy Marketing	151	35	n/a	1
All Other	11	100	6	(3)
Adjustments/Eliminations	(9)	(137)	(4)	129
Consolidated Total	$1,038	$—	$238	$122

Nine Months Ended September 30, 2012
Electric Operations	$1,851	$7	$534	n/a
Gas Distribution	507	—	81	n/a
Retail Gas Marketing	288	—	n/a	$3
Energy Marketing	402	84	n/a	5
All Other	32	309	17	(2)
Adjustments/Eliminations	(26)	(400)	15	309
Consolidated Total	$3,054	$—	$647	$315

	September 30,	December 31,
Segment Assets	2013	2012
Electric Operations	$9,430	$8,989
Gas Distribution	2,286	2,292
Retail Gas Marketing	131	153
Energy Marketing	124	122
All Other	1,287	1,415
Adjustments/Eliminations	1,739	1,645
Consolidated Total	$14,997	$14,616

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2012.
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
AS COMPARED TO THE CORRESPONDING PERIODS IN 2012

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
	2013	2012	2013	2012
Basic earnings per share	$0.94	$0.93	$2.67	$2.41
Diluted earnings per share	$0.94	$0.91	$2.66	$2.37

Third Quarter and Year to Date

Basic earnings per share increased due to higher electric and gas margins. These margin increases were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes and dilution from additional shares outstanding, as further discussed below.

Diluted earnings per share figures give effect to dilutive potential common stock using the treasury stock method. See Note 1 to the condensed consolidated financial statements.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2013:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 20, 2013	$0.5075	March 11, 2013	April 1, 2013
April 25, 2013	$0.5075	June 10, 2013	July 1, 2013
July 31, 2013	$0.5075	September 10, 2013	October 1, 2013
October 31, 2013	$0.5075	December 10, 2013	January 1, 2014

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Operating revenues	$706.0	(1.4)%	$716.2	$1,903.2	2.5%	$1,857.6
Less: Fuel used in generation	197.6	(17.7)%	240.0	574.5	(7.6)%	621.9
Purchased power	18.9	*	9.4	34.7	76.1%	19.7
Margin	$489.5	4.9%	$466.8	$1,294.0	6.4%	$1,216.0
* Greater than 100%

Third Quarter

Electric margin increased primarily due to base rate increases under the BLRA of $15.5 million and higher retail electric base rates of $21.5 million approved in the December 2012 rate order.

Year to Date

Electric margin increased primarily due to base rate increases under the BLRA of $40.7 million and higher retail electric base rates of $53.5 million approved in the December 2012 rate order.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2013	Change	2012	2013	Change	2012
Residential	2,216	(6.6)%	2,372	5,858	(0.1)%	5,861
Commercial	2,073	(2.8)%	2,132	5,520	(1.8)%	5,622
Industrial	1,584	3.5%	1,531	4,505	1.7%	4,430
Other	164	(1.8)%	167	442	(1.6)%	449
Total Retail Sales	6,037	(2.7)%	6,202	16,325	(0.2)%	16,362
Wholesale	245	(63.8)%	677	736	(62.0)%	1,935
Total Sales	6,282	(8.7)%	6,879	17,061	(6.8)%	18,297

Third Quarter

Retail sales volume decreased primarily due to weather and lower average use, partially offset by customer growth. The decrease in wholesale sales is primarily due to the expiration of two customer contracts.

Year to Date

Retail sales volume decreased primarily due to lower average use, partially offset by customer growth and the effects of weather. The decrease in wholesale sales is primarily due to the expiration of two customer contracts.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Operating revenues	$124.1	16.0%	$107.0	$658.0	29.8%	$507.0
Less: Gas purchased for resale	67.7	26.8%	53.4	375.9	57.1%	239.2
Margin	$56.4	5.2%	$53.6	$282.1	5.3%	$267.8

Third Quarter and Year to Date

Margin increased primarily due to the SCPSC-approved increase in base rates under the RSA which became effective with the first billing cycle of November 2012, as well as residential and commercial customer growth and increased industrial usage.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2013	Change	2012	2013	Change	2012
Residential	1,995	5.9%	1,883	27,235	35.8%	20,052
Commercial	4,129	5.9%	3,898	19,774	16.7%	16,946
Industrial	5,141	4.1%	4,939	16,740	8.6%	15,410
Transportation	10,316	11.4%	9,264	31,303	10.2%	28,417
Total	21,581	8.0%	19,984	95,052	17.6%	80,825

Third Quarter and Year to Date

Total sales volumes increased primarily due to customer growth and increased industrial usage. For year to date, the increase is also due to the effects of weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Operating revenues	$66.8	4.9%	$63.7	$324.9	12.9%	$287.8
Net income (loss)	(3.8)	(19.1)%	(4.7)	15.6	*	3.2
 * Greater than 100%

Third Quarter and Year to Date

Changes in operating revenues and net income (loss) are due to higher demand in 2013 primarily as a result of  weather.

 Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Operating revenues	$195.7	4.8%	$186.7	$621.2	27.9%	$485.8
Net Income	1.8	5.9%	1.7	5.5	3.8%	5.3

Third Quarter and Year to Date

Operating revenues and net income increased due to higher sales volume and higher market prices.

 Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Other operation and maintenance	$166.6	1.1%	$164.8	$513.5	0.7%	$509.7
Depreciation and amortization	94.6	6.7%	88.7	282.4	5.9%	266.6
Other taxes	54.4	7.3%	50.7	163.7	4.7%	156.3

Third Quarter

Other operation and maintenance expenses increased by $4.5 million due to incremental expenses authorized in the December 2012 rate order. These increases were partially offset by $1.5 million due to lower compensation and by lower other general expenses. Depreciation and amortization expense increased $3.3 million due to the recognition of depreciation expense associated with the Wateree Station scrubber which was provided for in the December 2012 rate order and due to other net plant additions.  Other taxes increased primarily due to higher property taxes on net property additions.

Year to Date

Other operation and maintenance expenses increased by $12.7 million due to incremental expenses authorized in the December 2012 rate order. These increases were partially offset by $1.3 million due to lower generation expenses, by $7.7 million due to lower compensation and by lower other general expenses. Depreciation and amortization expense increased $9.9 million due to the recognition of depreciation expense associated with the Wateree Station scrubber which was provided for in the December 2012 rate order and due to other net plant additions.  Other taxes increased primarily due to higher property taxes on net property additions.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  AFC increased in 2013 due to higher AFC rates.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2013 were higher than the same periods in 2012 primarily due to higher income. The increase in the effective tax rate in 2013 is principally attributable to lower recognition of EIZ Credits upon the completion of the amortization of certain such credits in 2012.
LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2013 was 3.28 and 3.19, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At September 30, 2013, the Company had net available liquidity of approximately $1.4 billion. The term of each of the Company's credit agreements was extended by one year in October 2013. The credit agreements total an aggregate of $1.8 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2018. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 18 years and bears an average interest cost of 5.7%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

SCANA issued approximately $76 million of stock during the nine months ended September 30, 2013 through various compensation and dividend reinvestment plans.  Similar issuances are expected in future periods. In addition, on March 5, 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196 million.

On May 28, 2013, Standard & Poor's Ratings Services revised the rating outlook of SCANA, SCE&G and PSNC Energy to "negative" from "stable" but affirmed the corporate credit ratings for each of these entities.

In connection with the expected delays in the substantial completion of the New Units described in Note 9 to the condensed consolidated financial statements, SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2013 through 2015, which are subject to continuing review and adjustment, are $680 million in 2013, $897 million in 2014, and $839 million in 2015.
OTHER MATTERS

Retail Gas Marketing

As Georgia's regulated provider, SCANA Energy provides service to low-income customers and customers unable to obtain or maintain natural gas service from other marketers at rates approved by the GPSC, and SCANA Energy receives funding from the Universal Service Fund to offset some of the bad debt associated with the low-income group. In the third quarter, the GPSC voted to extend the current two year term for SCANA Energy by one year to August 31, 2015.

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

	Expected Maturity			Expected Maturity
Futures - Long	2013	2014	Options Purchased Call - Long	2013	2014
Settlement Price (a)	3.65	3.83	Strike Price (a)	4.02	4.01
Contract Amount (b)	5.4	11.0	Contract Amount (b)	12.9	26.4
Fair Value (b)	5.1	10.6	Fair Value (b)	0.1	1.2

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2013	2014	2015	2016	2017
Commodity Swaps:
Pay fixed/receive variable (b)	22.9	52.1	16.0	9.3	0.5
Average pay rate (a)	4.1463	4.2437	4.9717	4.7749	4.2850
Average received rate (a)	3.6581	3.8363	4.0615	4.1643	4.3014
Fair value (b)	20.2	47.1	13.1	8.1	0.5
Pay variable/receive fixed (b)	8.9	29.1	12.6	8.2	0.5
Average pay rate (a)	3.6484	3.8437	4.0631	4.1655	4.3014
Average received rate (a)	4.1780	4.3626	5.0156	4.7721	4.2900
Fair value (b)	10.2	33.0	15.6	9.4	0.5
Basis Swaps:
Pay variable/receive variable (b)	1.0	1.1	0.5	—	—
Average pay rate (a)	3.6666	3.9055	4.2019	—	—
Average received rate (a)	3.6425	3.8817	4.1804	—	—
Fair value (b)	1.0	1.1	0.5	—	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2013, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2013, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2013 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1.     FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2013	December 31, 2012
Assets
Utility Plant In Service	$10,310	$10,096
Accumulated Depreciation and Amortization	(3,456)	(3,322)
Construction Work in Progress	2,521	2,073
Plant to be Retired, Net	344	362
Nuclear Fuel, Net of Accumulated Amortization	296	166
Utility Plant, Net ($708 and $640 related to VIEs)	10,015	9,375
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	68	57
Assets held in trust, net - nuclear decommissioning	98	94
Other investments	2	3
Nonutility Property and Investments, Net	168	154
Current Assets:
Cash and cash equivalents	17	51
Receivables, net of allowance for uncollectible accounts of $3 and $3	523	483
Affiliated receivables	20	2
Inventories (at average cost):
Fuel and gas supply	161	204
Materials and supplies	130	126
Prepayments and other	164	143
Total Current Assets ($162 and $206 related to VIEs)	1,015	1,009
Deferred Debits and Other Assets:
Regulatory assets	1,259	1,377
Other	237	189
Total Deferred Debits and Other Assets ($43 and $54 related to VIEs)	1,496	1,566
Total	$12,694	$12,104

Millions of dollars	September 30, 2013	December 31, 2012
Capitalization and Liabilities
Common equity	$4,336	$3,929
Noncontrolling interest	117	114
Long-Term Debt, net	4,043	3,557
Total Capitalization	8,496	7,600
Current Liabilities:
Short-term borrowings	310	449
Current portion of long-term debt	14	165
Accounts Payable	210	281
Affiliated Payables	122	124
Customer deposits and customer prepayments	53	51
Taxes accrued	158	151
Interest accrued	53	63
Dividends declared	67	46
Derivative financial instruments	2	66
Other	41	50
Total Current Liabilities	1,030	1,446
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,529	1,479
Deferred investment tax credits	33	36
Asset retirement obligations	549	535
Postretirement benefits	198	254
Regulatory liabilities	781	665
Other	78	89
Total Deferred Credits and Other Liabilities	3,168	3,058
Commitments and Contingencies (Note 9)	—	—
Total	$12,694	$12,104

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2013	2012	2013	2012
Operating Revenues:
Electric	$706	$716	$1,903	$1,857
Gas	70	61	297	244
Total Operating Revenues	776	777	2,200	2,101
Operating Expenses:
Fuel used in electric generation	197	240	575	622
Purchased power	19	9	34	20
Gas purchased for resale	45	38	177	134
Other operation and maintenance	132	130	406	402
Depreciation and amortization	78	73	234	220
Other taxes	50	46	149	142
Total Operating Expenses	521	536	1,575	1,540
Operating Income	255	241	625	561
Other Expense:		156,311
Other expense	(4)	(3)	(11)	(9)
Interest charges, net of allowance for borrowed funds used during construction of $4, $3, $9 and $7	(54)	(53)	(163)	(157)
Allowance for equity funds used during construction	8	5	18	12
Total Other Expense	(50)	(51)	(156)	(154)
Income Before Income Tax Expense	205	190	469	407
Income Tax Expense	66	58	150	126
Net Income	139	132	319	281
Net Income Attributable to Noncontrolling Interest	(3)	(3)	(8)	(9)
Earnings Available to Common Shareholder	$136	$129	$311	$272

Dividends Declared on Common Stock	$67	$56	$195	$163

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2013	2012	2013	2012
Net Income	$139	$132	$319	$281
Other Comprehensive Income, net of tax:
Employee benefit plan remeasurement and curtailment gains arising during the period, net of tax of $-, $-, $- and $-	1	—	1	—
Total Comprehensive Income	140	132	320	281
Comprehensive income attributable to noncontrolling interest	(3)	(3)	(8)	(9)
Comprehensive income available to common shareholder	$137	$129	$312	$272

Accumulated other comprehensive loss totaled $2.7 million as of September 30, 2013 and $4.0 million as of December 31, 2012.

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2013	2012
Cash Flows From Operating Activities:
Net income	$319	$281
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	49	74
Depreciation and amortization	237	221
Amortization of nuclear fuel	42	38
Allowance for equity funds used during construction	(18)	(12)
Changes in certain assets and liabilities:
Receivables	(58)	(22)
Inventories	5	(49)
Prepayments and other	(51)	(57)
Regulatory assets	129	(1)
Regulatory liabilities	80	49
Accounts payable	(7)	13
Taxes accrued	7	(8)
Interest accrued	(10)	(1)
Postretirement benefits	(117)	—
Other assets	(30)	47
Other liabilities	(3)	(20)
Net Cash Provided From Operating Activities	574	553
Cash Flows From Investing Activities:
Property additions and construction expenditures	(794)	(793)
Proceeds from investments (including derivative collateral posted)	139	196
Purchase of investments (including derivative collateral posted)	(112)	(199)
Payments upon interest rate contract settlement	(49)	—
Proceeds from interest rate contract settlement	43	14
Net Cash Used For Investing Activities	(773)	(782)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	451	517
Repayment of long-term debt	(248)	(13)
Dividends	(174)	(146)
Contributions from parent	285	84
Short-term borrowings –affiliate, net	(10)	(9)
Short-term borrowings, net	(139)	(185)
Net Cash Provided From Financing Activities	165	248
Net Decrease In Cash and Cash Equivalents	(34)	19
Cash and Cash Equivalents, January 1	51	16
Cash and Cash Equivalents, September 30	$17	$35

Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $9 and $7)	$160	$147
– Income taxes	67	81
Noncash Investing and Financing Activities:
Accrued construction expenditures	89	66
Capital leases	3	4
Nuclear fuel purchase	98	—

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2013 and 2012
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

Variable Interest Entities

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $478 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

Plant to be Retired

In 2012, SCE&G announced its intention to retire six coal-fired units by 2018, subject to future developments in environmental regulations, among other matters. These units had an aggregate generating capacity (summer 2012) of 730 MW. One of these units (90 MW) was retired in 2012 and its net carrying value is recorded in regulatory assets as unrecovered plant (see Note 2). In June 2013, SCE&G approved a plan to accelerate the retirement of two more of these units (295 MW) by the end of 2013, and in the third quarter SCE&G received SCPSC approval to record the net carrying value of these units in regulatory assets as unrecovered plant once they are retired and to amortize such costs over the units' previously estimated remaining useful lives. The net carrying value of the remaining units to be retired (including these two units) is included in Plant to be Retired, Net in the consolidated financial statements. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of the remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In April 2012, the SCPSC approved SCE&G's request to decrease the total fuel cost component of its retail electric rates, and approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to recover an amount equal to its under-collected balance of base fuel and variable environmental costs as of April 30, 2012, or $80.6 million, over a 12-month period beginning with the first billing cycle of May 2012.

This April 2012 order was superseded, in part, by a December 2012 rate order in which the SCPSC authorized SCE&G to reduce the base fuel cost component of its retail electric rates and, in doing so, stated that SCE&G may not adjust its base fuel cost component prior to the last billing cycle of April 2014, except where necessary due to extraordinary unforeseen economic or financial conditions.  In February 2013, in connection with its annual review of base rates for fuel costs, SCE&G requested authorization to reduce its environmental fuel cost component effective with the first billing cycle of May 2013.  Consistent with the December 2012 rate order, SCE&G did not request any adjustment to its base fuel cost component.  On March 14, 2013, SCE&G, ORS and the SCEUC entered into a settlement agreement accepting the proposed lower environmental fuel cost component effective with the first billing cycle of May 2013, and providing for the accrual of certain debt-related carrying costs on a portion of the undercollected balance of fuel costs. The SCPSC issued an order dated April 30, 2013, adopting and approving the settlement agreement and approving SCE&G's total fuel cost component.

Electric - Base Rates

On December 19, 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates (as discussed above), a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. By order dated February 7, 2013, the SCPSC denied the SCEUC's petition for rehearing of this order and the order was not appealed.

The eWNA is designed to mitigate the effects of abnormal weather on residential and commercial customers' bills and is based on a 15 year historical average of temperatures. In connection with the December 2012 rate order, SCE&G agreed to perform a study of alternative structures for the eWNA. The study was completed and filed with the SCPSC on June 28, 2013. In the study, SCE&G proposed that no adjustment or modification to the eWNA be made at this time.  On November 1, 2013, the ORS filed a report with the SCPSC recommending that the eWNA be terminated with the last billing cycle for December 2013. SCE&G will be working with the ORS to address its recommendation. SCE&G cannot predict what action the SCPSC may take, if any.

In February 2013, SCE&G filed an IRP with the SCPSC. The IRP evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. The IRP identified a total of six coal-fired units that SCE&G retired or intends to retire by 2018, subject to future developments in environmental regulations, among other matters. One of these units was retired in 2012, and its net carrying value is recorded in regulatory assets as unrecovered plant and is being amortized over its previously estimated remaining useful life. The net carrying value of the remaining units is included in Plant to be Retired, Net in the consolidated financial statements. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of these remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC. As discussed in Note 1, SCE&G approved a plan to accelerate the retirement of two of the units by the end of 2013 and has received SCPSC approval to record the net carrying value of these units in regulatory assets as unrecovered plant once they are retired.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC has approved the following rate changes pursuant to annual DSM Programs filings, which changes became effective as indicated:

Year	Effective	Amount
2013	First billing cycle of May	$16.9 million
2012	First billing cycle of May	$19.6 million

In addition, the SCPSC approved the deferral of an additional $10.3 million of net lost revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

SCE&G's initial authorization to operate its DSM Programs expires November 30, 2013. On May 31, 2013, SCE&G filed a request with the SCPSC for approval to extend the operation of its portfolio of DSM Programs.  SCE&G also requested approval to continue the use of the annual rate rider which (i) maintains the same terms and conditions currently in effect for the recovery of costs associated with the proposed DSM Programs, the net lost revenue associated with its DSM Programs, and an appropriate incentive for investing in such programs, and (ii) modifies the opt-out requirements for industrial customers.  SCE&G requested that the proposed DSM Programs and rate rider authorization be effective December 1, 2013.

 On October 21, 2013, SCE&G entered into a Settlement Agreement with ORS, Wal-Mart Stores East, LP, Sam’s East, Inc. and the SCEUC.  Under the Settlement Agreement, the settling parties agreed that SCE&G’s revised portfolio of DSM Programs should be approved as filed by SCE&G.  As for the annual rate rider, the settling parties agreed that SCE&G should be allowed to (i) continue to defer and amortize all prudently incurred costs for the DSM Programs over five years with carrying costs, (ii) calculate the net lost revenues component of the DSM Programs rider utilizing a rolling three year period of program history, and (iii) continue to recover a shared savings incentive, among other things.  The settling parties also agreed that SCE&G’s DSM Programs should continue for six years. Two other parties in the case did not execute the Settlement Agreement.  A public hearing on this matter was held on October 24, 2013, and the SCPSC's ruling is pending.

Electric – BLRA

In November 2012, the SCPSC approved an updated construction schedule and additional updated capital costs of $278 million (SCE&G's portion in 2007 dollars). The November 2012 order approved additional identifiable capital costs of approximately $1 million (SCE&G's portion in 2007 dollars) related to new federal healthcare laws, information security measures, and certain minor design modifications; approximately $8 million (SCE&G's portion in 2007 dollars) related to transmission infrastructure; and approximately $132 million (SCE&G's portion in 2007 dollars) related to additional labor for the oversight of the New Units during construction and for preparing to operate the New Units, and facilities and information technology systems required to support the New Units and their personnel. In addition, the order approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its November 2012 order. On December 12, 2012, the SCPSC denied both petitions. In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court. SCE&G is unable to predict the outcome of these appeals. For further discussion of new nuclear construction matters, see Note 9.

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

Year	Action		Amount
2013	2.9%	Increase	$67.2 million
2012	2.3%	Increase	$52.1 million

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the years indicated:

Year	Action		Amount
2013	No change		-
2012	2.1%	Increase	$7.5 million

On June 5, 2013, SCE&G submitted its annual RSA filing with the SCPSC for the 12-month period ending March 31, 2013. SCE&G earned a return on its gas distribution operations, after proforma adjustments, that is within the range of its allowable rate of return on common equity. The SCPSC approved SCE&G’s annual RSA filing on October 9, 2013, with no change in rates.

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average. The 2012 annual PGA hearing to review SCE&G's gas purchasing policies and procedures was held in November 2012 before the SCPSC. The SCPSC issued an order in December 2012 finding that SCE&G's gas purchasing policies and practices during the review period of August 1, 2011 through July 31, 2012, were reasonable and prudent. SCE&G’s 2013 annual PGA hearing was held on November 7, 2013, and the SCPSC's ruling is pending.

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

Millions of dollars	September 30, 2013	December 31, 2012
Regulatory Assets:
Accumulated deferred income taxes	$248	$248
Under collections – electric fuel adjustment clause	52	66
Environmental remediation costs	37	39
AROs and related funding	342	304
Franchise agreements	32	36
Deferred employee benefit plan costs	284	405
Planned major maintenance	—	6
Deferred losses on interest rate derivatives	126	151
Deferred pollution control costs	37	38
Unrecovered plant	19	20
Other	82	64
Total Regulatory Assets	$1,259	$1,377

Regulatory Liabilities:
Accumulated deferred income taxes	$19	$21
Asset removal costs	522	507
Storm damage reserve	27	27
Deferred gains on interest rate derivatives	203	110
Planned major maintenance	10	—
Total Regulatory Liabilities	$781	$665

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

Environmental remediation costs represent costs associated with the assessment and clean-up of MGP sites currently or formerly owned by SCE&G.  These regulatory assets are expected to be recovered over periods of up to approximately 26 years.

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In connection with the December 2012 rate order, approximately $63 million of deferred pension costs for electric operations are to be recovered through utility rates over approximately 30 years. In connection with the October 2013 RSA order, approximately $14 million of deferred pension costs for gas operations are to be recovered through utility rates over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or approximately 12 years.

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

Deferred losses or gains on interest rate derivatives generally represent unrealized losses or gains from fair value adjustments and payments made or received upon termination of certain interest rate derivatives.  These amounts are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years, unless, in the case of gains, such amounts are applied otherwise at the direction of regulators.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at Wateree and Williams Stations pursuant to specific regulatory orders.  Such costs are being recovered through utility rates over periods up to approximately 30 years.

Unrecovered plant represents the net book value of a coal-fired generating unit retired from service prior to being fully depreciated. Pursuant to the December 2012 rate order, SCE&G is amortizing these amounts over the unit's previously estimated remaining useful life of approximately 14 years. Unamortized amounts are included in rate base.

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

3.	EQUITY

Changes in common equity during the nine months ended September 30, 2013 and 2012 were as follows:

Millions of dollars	Common Equity	Noncontrolling Interest	Total Equity
Balance at January 1, 2013	$3,929	$114	$4,043
Capital contribution from parent	285	—	285
Dividends declared	(190)	(5)	(195)
Comprehensive income	312	8	320
Balance as of September 30, 2013	$4,336	$117	$4,453

Balance at January 1, 2012	$3,665	$108	$3,773
Capital contribution from parent	84	—	84
Dividends declared	(157)	(5)	(162)
Comprehensive income	272	9	281
Balance as of September 30, 2012	$3,864	$112	$3,976

SCE&G had 50 million shares of common stock authorized as of September 30, 2013 and December 31, 2012, of which 40.3 million were issued and outstanding during all periods presented. SCE&G had 20 million shares of preferred stock authorized as of September 30, 2013 and December 31, 2012, of which 1,000 shares were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	September 30, 2013	December 31, 2012
Lines of credit:
Total committed long-term	$1,400	$1,400
LOC advances	—	—
Weighted average interest rate	—	—
Outstanding commercial paper (270 or fewer days)	$310	$449
Weighted average interest rate	0.30%	0.42%
Letters of credit supported by LOC	$0.3	$0.3
Available	$1,090	$951

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.2 billion (of which $500 million relates to Fuel Company). In addition, SCE&G is party to a three-year credit agreement in the amount of $200 million. In October 2013, the term of each of these credit agreements was extended by one year, such that the five-year agreements will expire in October 2018, and the three-year agreement expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.4 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. Consolidated SCE&G pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

Consolidated SCE&G participates in a utility money pool. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions was not significant for any period presented. At September 30, 2013 and December 31, 2012, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $39.6 million and $49.4 million, respectively.

5.	INCOME TAXES

No material changes in the status of Consolidated SCE&G's tax positions have occurred through September 30, 2013.

During the third quarter of 2013, the IRS issued final regulations regarding the capitalization of certain costs for income tax purposes and re-proposed certain other related regulations (collectively referred to as tangible personal property regulations). These regulations did not have a material impact on Consolidated SCE&G's financial position, results of operations or cash flows.

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

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements that are designated as cash flow hedges.  Except as described in the following paragraph, the effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities.  Such amounts are amortized to interest expense over the term of the underlying debt.  Ineffective portions of fair value changes are recognized in income.

Pursuant to regulatory authorization granted in October 2013, certain interest rate derivatives entered into by SCE&G will no longer be designated as cash flow hedges, and fair value changes and settlement amounts are to be recorded in its regulatory asset and liability accounts. Upon settlement, losses on swaps will be amortized over the lives of related debt issuances, and gains may be applied to undercollected fuel amounts or may be amortized to interest expense as directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $571.4 million at September 30, 2013 and $971.4 million at December 31, 2012.

The fair value of interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of September 30, 2013
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$83	Other current liabilities	$2
	Other deferred debits and other assets	41	Other deferred credits and other liabilities	1
Total		$124		$3

As of December 31, 2012
Derivatives designated as hedging instruments
Interest rate	Prepayments and other	$42	Other current liabilities	$66
	Other deferred debits and other assets	31	Other deferred credits and other liabilities	9
Total		$73		$75

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2013	2012	Location	2013	2012
Three Months Ended September 30,
Interest rate	$19	$23	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate	$115	$51	Interest expense	$(2)	$(2)

Derivatives not designated as Hedging Instruments		Loss Recognized in Income
Millions of dollars	Location	2013	2012
Three Months Ended September 30,
Commodity	Gas purchased for resale	—	—
Nine Months Ended September 30,
Commodity	Gas purchased for resale	—	$(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and nine months ended September 30, 2013 and 2012, respectively.

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

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that may require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2013 and December 31, 2012, Consolidated SCE&G has posted $3.3 million and $35.2 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of September 30, 2013 and December 31, 2012, Consolidated SCE&G could have been required to post an additional $- million and $22.7 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2013 and December 31, 2012 is $2.6 million and $57.9 million, respectively.

In addition, as of September 30, 2013 and December 31, 2012, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of September 30, 2013 and December 31, 2012, Consolidated SCE&G could request $78.6 million and $32.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2013 and December 31, 2012 is $78.6 million and $32.1 million, respectively.

Information related to Consolidated SCE&G's derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2013
Interest rate	$124	—	$124	$(3)	—	$121

Balance Sheet Location	Prepayments and other		$83
	Other deferred debits and other assets		41
	Total		$124

As of December 31, 2012
Interest rate	$73	—	$73	$(17)	—	$56

Balance Sheet Location	Prepayments and other		$42
	Other deferred debits and other assets		31
	Total		$73

Information related to Consolidated SCE&G's derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of September 30, 2013
Interest rate	$3	—	$3	$(3)	$—	$—

Balance Sheet Location	Other current liabilities		$2
	Other deferred credits and other liabilities		1
	Total		$3

As of December 31, 2012
Interest rate	$75	—	$75	$(17)	$(35)	$23

Balance Sheet Location	Other current liabilities		$66
	Other deferred credits and other liabilities		9
	Total		$75

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data.  Fair value measurements based on significant other observable inputs (level 2) were as follows:

		Fair Value Measurements Using Significant
		Other Observable Inputs (Level 2)
Millions of dollars		September 30, 2013	December 31, 2012
Assets -	Interest rate contracts	$124	$73
Liabilities -	Interest rate contracts	3	75

There were no fair value measurements based on quoted prices in active markets for identical assets (Level 1) or significant unobservable inputs (Level 3) for either period presented.  In addition, there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2013 and December 31, 2012 were as follows:

	September 30, 2013		December 31, 2012
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,056.4	$4,454.4	$3,722.0	$4,543.1

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

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2013	2012	2013	2012
Three months ended September 30,
Service cost	$4.1	$4.1	$1.0	$0.8
Interest cost	8.0	9.1	2.1	2.3
Expected return on assets	(12.7)	(12.6)	—	—
Prior service cost amortization	1.3	1.6	0.1	0.1
Charge due to curtailment	8.4	—	—	—
Amortization of actuarial losses	3.0	3.7	0.7	0.1
Net periodic benefit cost	$12.1	$5.9	$3.9	$3.3

Nine months ended September 30,
Service cost	$13.7	$11.8	$3.5	$2.8
Interest cost	24.0	27.3	6.5	7.0
Expected return on assets	(38.7)	(37.8)	—	—
Prior service cost amortization	4.1	4.5	0.4	0.5
Charge due to curtailment	8.4	—	—	—
Amortization of actuarial losses	12.2	11.7	2.0	0.3
Net periodic benefit cost	$23.7	$17.5	$12.4	$10.6

No significant contribution to the pension trust is expected until after 2016, nor is a limitation on benefits payments expected to apply. As authorized by the SCPSC, prior to January 1, 2013 SCE&G deferred all pension expense related to retail electric and gas operations as a regulatory asset. In connection with the SCPSC's December 2012 rate order, effective January 1, 2013 SCE&G began recovering current pension expense related to retail electric operations through a rate rider that is adjusted annually. SCE&G also began recovering previously deferred pension expense as described in Note 2. Costs totaling $1.2 million and $2.4 million related to gas operations were deferred for the three and nine months ended September 30, 2013, respectively. Costs totaling $4.0 million and $11.4 million related to electric and gas operations were deferred for the corresponding periods in 2012. In connection with the October 2013 RSA order, beginning in November 2013, SCE&G will begin recovering current pension expense related to gas operations through cost of service rates and will begin recovering previously deferred costs as described in Note 2.

In the third quarter 2013, SCANA amended its pension plan, such that pension benefits will no longer be offered to employees hired or rehired after December 31, 2013, and pension benefits for existing participants will no longer accrue for services performed or compensation earned after December 31, 2023.  As a result, SCE&G recorded a curtailment charge due to the accelerated amortization of prior service cost. Approximately $5.4 million of the curtailment charge was applicable to regulated operations and was deferred within regulatory assets. SCE&G expects to recover such deferred amounts through existing regulatory orders or to request recovery in future proceedings.

In connection with the pension plan amendment, SCANA remeasured its pension obligation in the third quarter of 2013 using current assumptions for the discount rate and future salary increases. The pension plan amendment and remeasurement resulted in a reduction in SCE&G's pension obligation of approximately $108 million.

9.	COMMITMENTS AND CONTINGENCIES

 Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the Company's nuclear power plant. Price-Anderson provides funds up to $13.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $40.6 million.

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

Environmental

As part of the President's Climate Action Plan and by Presidential Memorandum issued June 25, 2013, the EPA was directed to issue a revised carbon standard for new power plants by September 20, 2013, to be made final as soon as appropriate. Standards, regulations, or guidelines are also required for existing units by June 1, 2014, to be made final no later than June 1, 2015. On September 20, 2013, EPA re-proposed NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. Consolidated SCE&G is evaluating the proposed rule, but cannot predict when it will become final, if at all, or what conditions it may impose on the Company, if any. Consolidated SCE&G also cannot predict when rules will become final for existing units, if at all, or what conditions they may impose on Consolidated SCE&G, if any. Consolidated SCE&G expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements. On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the United States Court of Appeals for the District of Columbia issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. The EPA's petition for rehearing of the Court of Appeals' order was denied. In June, 2013, the U.S. Supreme Court agreed to review the Court of Appeals' decision and has scheduled oral arguments for December 10, 2013. Air quality control installations that SCE&G and GENCO have already completed have allowed Consolidated SCE&G to comply with the reinstated CAIR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2017 and will cost an additional $21.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2013, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $37.1 million and are included in regulatory assets.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.  SCE&G's share of the estimated cash outlays (future value, excluding AFC) totals approximately $5.7 billion for plant and related transmission infrastructure costs, and is projected based on historical one-year and five-year escalation rates as required by the SCPSC.

The Consortium has experienced delays in the schedule for fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules are a focus area of the Consortium. The delivery schedule of sub-modules for structural module CA20, which is part of the auxiliary building, and CA01, which houses components inside the containment vessel, is now expected to support completion of on-site fabrication to allow them to be set on the nuclear island for the first New Unit during the first and third quarters of 2014, respectively. With this schedule, the Consortium continues to indicate that the substantial completion of the first New Unit is expected to be late 2017 or the first quarter of 2018 and that the substantial completion of the second New Unit is expected to be approximately twelve months after that of the first New Unit. The substantial completion dates currently approved by the SCPSC for the first and second New Units are March 15, 2017 and May 15, 2018, respectively. The SCPSC has also approved an 18-month contingency period beyond each of these dates. The preliminary expected new substantial completion dates are within the contingency periods. SCE&G cannot predict with certainty the extent to which the issue with the sub-modules or the delays in the substantial completion of the New Units will result in increased project costs. However, the preliminary estimate of the delay-related costs associated with SCE&G's share of the New Units is approximately $200 million. SCE&G has not accepted responsibility for any of these delay-related costs and expects to have further discussions with the Consortium regarding such responsibility. Additionally, the EPC Contract provides for liquidated damages in the event of a delay in the completion of the facility, which will also be included in discussions with the Consortium. SCE&G believes its responsibility for any portion of the $200 million estimate should ultimately be substantially less, once all of the relevant factors are considered.

In addition to the above-described project delays, SCE&G is also aware of financial difficulties at a supplier responsible for certain significant components of the project.  The Consortium is monitoring the potential for disruptions in such equipment fabrication and possible responses.   Any disruptions could impact the project's schedule or costs, and such impacts could be material.

Subject to a national megawatt capacity limitation, the electricity to be produced by the New Units (advanced nuclear units, as defined) is expected to qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code. Following the pouring of safety-related concrete for each of the Units’ reactor buildings (March 2013 for the first New Unit and November 2013 for the second New Unit), the Company has applied to the IRS for its allocations of such national megawatt capacity limitation. The IRS will forward the applications to the United States Department of Energy for appropriate certification.
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

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan. SCE&G continues to evaluate the impact of these conditions and requirements that may be imposed on the construction and operation of the New Units, and SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

SCE&G understands that Santee Cooper continues to evaluate reduction of its level of participation in the New Units through potential sales of portions of its interest therein to third parties. SCE&G is unable to predict whether any change in Santee Cooper's ownership interest or the addition of new joint owners will increase project costs or delay the substantial completion dates of the New Units.  Any such project cost increase or delay could be material.

10.	AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve SCE&G’s retail gas customers and certain electric generation requirements.  Transportation services totaled approximately $25.3 million and $27.1 million for the nine months ended September 30, 2013 and 2012, respectively.  SCE&G had approximately $3.0 million and $3.4 million payable to CGT for transportation services at September 30, 2013 and December 31, 2012, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $132.7 million and $84.0 million for the nine months ended September 30, 2013 and 2012, respectively.  SCE&G’s payables to SEMI for such purposes were $13.2 million and $13.1 million as of September 30, 2013 and December 31, 2012, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G owned 10% of Cope Refined Coal, LLC through December 31, 2012. SCE&G accounts for these investments using the equity method.  SCE&G’s receivables from these affiliates were $19.7 million at September 30, 2013 and $1.8 million at December 31, 2012.  SCE&G’s payables to these affiliates were $19.8 million at September 30, 2013 and $1.8 million at December 31, 2012.  SCE&G’s total purchases from these affiliates were $73.7 million and $87.3 million for the nine months ended September 30, 2013 and 2012, respectively.  SCE&G’s total sales to these affiliates were $73.4 million and $86.9 million for the nine months ended September 30, 2013 and 2012, respectively.

Consolidated SCE&G receives the following services from SCANA Services and its parent company, which are rendered at direct or allocated cost: information systems services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. Consolidated SCE&G’s payables for such purposes were $40.3 million and $45.8 million as of September 30, 2013 and December 31, 2012, respectively.
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

	External	Operating	Earnings Available to
Millions of dollars	Revenue	Income	Common Shareholder
Three Months Ended September 30, 2013
Electric Operations	$706	$257	n/a
Gas Distribution	70	(2)	n/a
Adjustments/Eliminations	—	—	$136
Consolidated Total	$776	$255	$136

Nine Months Ended September 30, 2013
Electric Operations	$1,903	$588	n/a
Gas Distribution	297	37	n/a
Adjustments/Eliminations	—	—	$311
Consolidated Total	$2,200	$625	$311

Three Months Ended September 30, 2012
Electric Operations	$716	$244	n/a
Gas Distribution	61	(3)	n/a
Adjustments/Eliminations	—	—	$129
Consolidated Total	$777	$241	$129

Nine Months Ended September 30, 2012
Electric Operations	$1,857	$534	n/a
Gas Distribution	244	27	n/a
Adjustments/Eliminations	—	—	$272
Consolidated Total	$2,101	$561	$272

	September 30,	December 31,
Segment Assets	2013	2012
Electric Operations	$9,430	$8,989
Gas Distribution	681	659
Adjustments/Eliminations	2,583	2,456
Consolidated Total	$12,694	$12,104

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2012.
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2013
AS COMPARED TO THE CORRESPONDING PERIODS IN 2012

Net Income

Net income for Consolidated SCE&G was as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Net income	$139.3	5.4%	$132.2	$319.1	13.4%	$281.5

Third Quarter and Year to Date

Net income increased due to higher electric and gas margins.  These margin increases were partially offset by higher operation and maintenance expenses, higher depreciation expense and higher property taxes, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2013:

Declaration Date	Amount	Quarter Ended	Payment Date
February 20, 2013	$64.0 million	March 31, 2013	April 1, 2013
April 25, 2013	$63.8 million	June 30, 2013	July 1, 2013
July 31, 2013	$67.5 million	September 30, 2013	October 1, 2013
October 31, 2013	$61.7 million	December 31, 2013	January 1, 2014

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Operating revenues	$706.0	(1.4)%	$716.2	$1,903.2	2.5%	$1,857.6
Less: Fuel used in generation	197.6	(17.7)%	240.0	574.5	(7.6)%	621.9
Purchased power	18.9	*	9.4	34.7	76.1%	19.7
Margin	$489.5	4.9%	$466.8	$1,294.0	6.4%	$1,216.0
* Greater than 100%

Third Quarter

Electric margin increased primarily due to base rate increases under the BLRA of $15.5 million and higher retail electric base rates of $21.5 million approved in the December 2012 rate order.

Year to Date

Electric margin increased primarily due to base rate increases under the BLRA of $40.7 million and higher retail electric base rates of $53.5 million approved in the December 2012 rate order.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2013	Change	2012	2013	Change	2012
Residential	2,216	(6.6)%	2,372	5,858	(0.1)%	5,861
Commercial	2,073	(2.8)%	2,132	5,520	(1.8)%	5,622
Industrial	1,584	3.5%	1,531	4,505	1.7%	4,430
Other	164	(1.8)%	167	442	(1.6)%	449
Total Retail Sales	6,037	(2.7)%	6,202	16,325	(0.2)%	16,362
Wholesale	245	(63.8)%	677	736	(62.0)%	1,935
Total Sales	6,282	(8.7)%	6,879	17,061	(6.8)%	18,297

Third Quarter

Retail sales volume decreased primarily due to weather and lower average use, partially offset by customer growth. The decrease in wholesale sales is primarily due to the expiration of two customer contracts.

Year to Date

Retail sales volume decreased primarily due to lower average use, partially offset by customer growth and the effects of weather. The decrease in wholesale sales is primarily due to the expiration of two customer contracts.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Operating revenues	$70.1	14.0%	$61.5	$297.0	21.8%	$243.9
Less: Gas purchased for resale	45.1	19.9%	37.6	176.8	32.0%	133.9
Margin	$25.0	4.6%	$23.9	$120.2	9.3%	$110.0

Third Quarter and Year to Date

Margin increased primarily due to the SCPSC-approved increase in base rates under the RSA which became effective with the first billing cycle of November 2012, as well as residential and commercial customer growth.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2013	Change	2012	2013	Change	2012
Residential	681	5.1%	648	8,400	36.4%	6,159
Commercial	2,307	5.4%	2,188	9,245	12.3%	8,230
Industrial	4,857	6.7%	4,554	15,307	9.2%	14,021
Transportation	1,079	2.3%	1,055	3,527	1.6%	3,471
Total	8,924	5.7%	8,445	36,479	14.4%	31,881

Third Quarter and Year to Date

Total sales volumes increased primarily due to customer growth and industrial usage. For year to date, the increase is also due to the effects of weather.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2013	Change	2012	2013	Change	2012
Other operation and maintenance	$132.1	1.5%	$130.1	$405.8	0.9%	$402.2
Depreciation and amortization	78.3	7.3%	73.0	234.5	6.7%	219.8
Other taxes	49.7	7.1%	46.4	148.8	4.6%	142.2

Third Quarter

Other operation and maintenance expenses increased by $4.5 million due to incremental expenses authorized in the December 2012 rate order. These increases were partially offset by $2.3 million due to lower compensation and by lower other general expenses. Depreciation and amortization expense increased $3.3 million due to the recognition of depreciation expense associated with the Wateree Station scrubber which was provided for in the December 2012 rate order and due to net plant additions.  Other taxes increased primarily due to higher property taxes on net property additions.

Year to Date

Other operation and maintenance expenses increased by $12.7 million due to incremental expenses authorized in the December 2012 rate order. These increases were partially offset by $1.3 million due to lower generation expenses, by $5.7 million due to lower compensation and by lower other general expenses. Depreciation and amortization expense increased $9.9 million due to the recognition of depreciation expense associated with the Wateree Station scrubber which was provided for in the December 2012 rate order and due to net plant additions.  Other taxes increased primarily due to higher property taxes on net property additions.

Other Expense

Other income (expense) includes the results of certain incidental (non-utility) activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  AFC increased in 2013 due to higher AFC rates.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2013 were higher than the same periods in 2012 primarily due to higher income. The increase in the effective tax rate in 2013 is principally attributable to lower recognition of EIZ Credits upon the completion of amortization of certain such credits in 2012.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2013 was 3.69 and 3.46, respectively.

SCE&G received approximately $285 million during the nine months ended September 30, 2013 as an equity contribution from its parent company.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At September 30, 2013, Consolidated SCE&G had net available liquidity of approximately $1.1 billion. The term of Consolidated SCE&G's credit agreements was extended in October 2013. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2018. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 20 years and bears an average interest cost of 5.7%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

In connection with the expected delays in the substantial completion of the New Units described in Note 9 to the condensed consolidated financial statements, SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2013 through 2015, which are subject to continuing review and adjustment, are $680 million in 2013, $897 million in 2014, and $839 million in 2015.
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

As of September 30, 2013, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2013, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2013, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

SCANA and SCE&G

SCANA and SCE&G post information from time to time regarding developments relating to SCE&G’s new nuclear project on SCANA’s website at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC).  On SCANA’s homepage, there is a yellow box containing a link to the New Nuclear Development section of the website.  That section in turn contains a yellow box with a link to project news and updates.  Some of the information that will be posted from time to time, including the quarterly reports that SCE&G submits to the SCPSC and the ORS in connection with the new nuclear project, may be deemed to be material information that has not otherwise become public, and investors, media and others interested in SCE&G’s new nuclear project are encouraged to review this information.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 8, 2013	James E. Swan, IV
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
Third Supplemental Indenture to Indenture dated as of April 1, 1993 from SCE&G to The Bank of New York Mellon Trust Company, N. A. (as successor to NationsBank of Georgia, National Association), as Trustee, dated as of September 1, 2013 (Filed as Exhibit 4.12 to Post-Effective Amendment to Registration Statement No. 333-184426-01 and incorporated by reference herein)

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