Form 10-Q
period 2014-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2014-05-08
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2014
SCANA Corporation	Without Par Value	141,591,499
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

MARCH 31, 2014

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

(18)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(19)	labor disputes;

(20)	performance of SCANA’s pension plan assets;

(21)	changes in taxes;

(22)	inflation or deflation;

(23)	compliance with regulations;

(24)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(25)	the other risks and uncertainties described from time to time in the periodic reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CA	The designation for a specific pre-fabricated construction module, such as module CA20
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse Electric Company LLC and Stone and Webster, Inc., a subsidiary of Chicago Bridge & Iron Company N.V.
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DHEC	South Carolina Department of Health and Environmental Control
DOE	United States Department of Energy
DSM Programs	Demand reduction and energy efficiency programs
ELG Rule	New federal effluent limitation guidelines for steam electric generating units
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
JEDA	South Carolina Jobs-Economic Development Authority
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MGP	Manufactured Gas Plant

MMBTU	Million British Thermal Units
MW	Megawatt
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PRP	Potentially Responsible Party
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Summer Station	V. C. Summer Nuclear Station
U. S. Supreme Court	Supreme Court of the United States
VIE	Variable Interest Entity
WNA	Weather Normalization Adjustment

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1. F INANCIAL STATEMENTS
SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2014	December 31, 2013
Assets
Utility Plant In Service	$12,291	$12,213
Accumulated Depreciation and Amortization	(4,050)	(4,011)
Construction Work in Progress	2,856	2,724
Plant to be Retired, Net	176	177
Nuclear Fuel, Net of Accumulated Amortization	298	310
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	11,801	11,643
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $150 and $150	315	317
Assets held in trust, net-nuclear decommissioning	104	101
Other investments	89	86
Nonutility Property and Investments, Net	508	504
Current Assets:
Cash and cash equivalents	110	136
Receivables, net of allowance for uncollectible accounts of $8 and $6	846	802
Inventories (at average cost):
Fuel and gas supply	146	232
Materials and supplies	134	131
Prepayments and other	108	120
Total Current Assets	1,344	1,421
Deferred Debits and Other Assets:
Regulatory assets	1,467	1,360
Pension asset	49	47
Other	173	189
Total Deferred Debits and Other Assets	1,689	1,596
Total	$15,342	$15,164

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2014	December 31, 2013
Capitalization and Liabilities
Common Stock - no par value (shares outstanding: March 31, 2014 - 141.3 million; December 31, 2013 - 140.7 million)	$2,307	$2,280
Retained Earnings	2,563	2,444
Accumulated Other Comprehensive Loss	(61)	(60)
Total Common Equity	4,809	4,664
Long-Term Debt, net	5,388	5,395
Total Capitalization	10,197	10,059
Current Liabilities:
Short-term borrowings	560	376
Current portion of long-term debt	53	54
Accounts payable	390	425
Customer deposits and customer prepayments	116	88
Taxes accrued	63	206
Interest accrued	75	82
Dividends declared	72	69
Derivative financial instruments	47	8
Other	132	134
Total Current Liabilities	1,508	1,442
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,710	1,703
Deferred investment tax credits	31	32
Asset retirement obligations	583	576
Postretirement benefits	228	227
Regulatory liabilities	882	966
Other	203	159
Total Deferred Credits and Other Liabilities	3,637	3,663
Commitments and Contingencies (Note 9)	—	—
Total	$15,342	$15,164

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2014	2013
Operating Revenues:
Electric	$678	$583
Gas - regulated	458	382
Gas - nonregulated	454	346
Total Operating Revenues	1,590	1,311
Operating Expenses:
Fuel used in electric generation	212	186
Purchased power	25	7
Gas purchased for resale	670	501
Other operation and maintenance	180	176
Depreciation and amortization	95	93
Other taxes	58	55
Total Operating Expenses	1,240	1,018
Operating Income	350	293
Other Income (Expense):
Other income	15	13
Other expense	(14)	(12)
Interest charges, net of allowance for borrowed funds used during construction of $3 and $2	(76)	(75)
Allowance for equity funds used during construction	7	4
Total Other Expense	(68)	(70)
Income Before Income Tax Expense	282	223
Income Tax Expense	89	72
Net Income	$193	$151
Per Common Share Data
Basic Earnings Per Share of Common Stock	$1.37	$1.13
Diluted Earnings Per Share of Common Stock	$1.37	$1.11
Weighted Average Common Shares Outstanding (millions)
Basic	141.1	134.4
Diluted	141.1	136.1
Dividends Declared Per Share of Common Stock	$0.5250	$0.5075

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2014	2013
Net Income	$193	$151
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized gains on cash flow hedging activities arising during period, net of tax of $1 and $2	1	3
(Gains) losses on cash flow hedging activities reclassified to net income, net of tax of $(1) and $2	(2)	4
Net unrealized gains (losses) on cash flow hedging activities	(1)	7
Other Comprehensive Income (Loss)	(1)	7
Total Comprehensive Income	$192	$158

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2014	2013
Cash Flows From Operating Activities:
Net income	$193	$151
Adjustments to reconcile net income to net cash provided from operating activities:
Earnings from equity method investments, net of distributions	1	—
Deferred income taxes, net	7	17
Depreciation and amortization	99	97
Amortization of nuclear fuel	15	13
Allowance for equity funds used during construction	(7)	(4)
Carrying cost recovery	(2)	—
Changes in certain assets and liabilities:	—
Receivables	(56)	(22)
Inventories	70	37
Prepayments and other	(5)	21
Regulatory liabilities	(94)	26
Accounts payable	29	5
Taxes accrued	(143)	(101)
Interest accrued	(7)	(6)
Pension and other post retirement benefits	(2)	—
Regulatory assets	(108)	12
Other assets	28	(16)
Other liabilities	120	(37)
Net Cash Provided From Operating Activities	138	193
Cash Flows From Investing Activities:
Property additions and construction expenditures	(289)	(291)
Proceeds from investments (including derivative collateral posted)	16	100
Purchase of investments (including derivative collateral posted)	(22)	(84)
Net Cash Used For Investing Activities	(295)	(275)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	22	221
Proceeds from issuance of long-term debt	—	57
Repayment of long-term debt	(9)	(66)
Dividends	(66)	(66)
Short-term borrowings, net	184	(93)
Net Cash Provided From Financing Activities	131	53
Net Decrease In Cash and Cash Equivalents	(26)	(29)
Cash and Cash Equivalents, January 1	136	72
Cash and Cash Equivalents, March 31	$110	$43
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $3 and $2)	$80	$77
– Income taxes	100	1
Noncash Investing and Financing Activities:
Accrued construction expenditures	77	88
Capital leases	1	3
Nuclear fuel purchase	—	97
Issuance of common stock for dividend reinvestment plans	5	—

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2013. These are interim financial statements and, due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

Plant to be Retired

As previously disclosed, in 2012 SCE&G identified six coal-fired units that it intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units had an aggregate generating capacity (summer 2012) of 730 MW. Three of these units had been retired by December 31, 2013, and their net carrying value is recorded in regulatory assets (see Note 2). The net carrying value of the remaining units is identified as Plant to be Retired, Net in the condensed consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in use and in rate base, and SCE&G depreciates them using composite straight-line rates approved by the SCPSC.

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

Reconciliations of the weighted average number of common shares for basic and diluted earnings per share computation purposes are as follows:

	March 31,
Millions	2014	2013
Weighted Average Shares Outstanding - Basic	141.1	134.4
Effect of dilutive equity forward shares	—	1.7
Weighted Average Shares - Diluted	141.1	136.1

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 26% and 48% of PSNC Energy’s natural gas inventory at March 31, 2014 and December 31, 2013, respectively, with a carrying value of $4.2 million and $22.8 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under supply service agreements. The agreements expire March 31, 2015.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In connection with its annual review of base rates for fuel costs, and by order dated April 30, 2013, the SCPSC approved a settlement agreement among SCE&G, the ORS and the SCEUC in which SCE&G agreed to reduce its environmental fuel cost component effective with the first billing cycle of May 2013. The order also provided for the accrual of certain debt-related carrying costs on a portion of SCE&G's under-collected balance of fuel costs, and approved SCE&G's total fuel cost component.

By order dated April 29, 2014, the SCPSC approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to increase its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014.  The SCPSC's order also provides for, among other things, the application of approximately $46 million in deferred gains from the settlement of certain interest rate swaps, previously recorded as regulatory liabilities, to reduce the under-collected balance of fuel costs in April 2014 and the accrual of certain debt-related carrying costs on its under-collected balance of fuel costs during the period May 1, 2014 through April 30, 2015.

The increase to the base fuel cost component is offset by a reduction in SCE&G’s rate rider related to pension costs, which was approved by the SCPSC in March 2014. The reduction was requested by SCE&G as a result of the lower net periodic benefit cost it expects to record during 2014. See also Note 8.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate, and during the first quarter of 2014, $1.2 million of such carrying costs were accrued within other income. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline.  When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

SCE&G files an IRP with the SCPSC annually which evaluates future electric generation needs based on several factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. SCE&G's 2012 IRP identified six coal-fired units that SCE&G has retired or intends to retire by 2018, subject to future developments in environmental regulations, among other matters. Three of these units had been retired by December 31, 2013. The net carrying value of these retired units is recorded in regulatory assets as unrecovered plant and is being amortized over the units' previously estimated remaining useful lives as approved by the SCPSC. See also Note 1.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost margin revenues, program costs, incentives and net program benefits. The SCPSC approved the following rate changes pursuant to annual DSM Programs filings, which went into effect as indicated:

Year	Effective	Amount
2014	First billing cycle of May	$15.4 million
2013	First billing cycle of May	$16.9 million
2012	First billing cycle of May	$19.6 million

Other activity related to SCE&G’s DSM Programs is as follows:

•
In May 2013 the SCPSC ordered the deferral as a regulatory asset of one-half of net lost margin revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

•	In November 2013 the SCPSC approved SCE&G’s continued use of DSM Programs for another six years, including use of the rate rider mechanism and a revised portfolio of DSM Programs.

•
By order dated April 30, 2014, in response to SCE&G’s annual DSM Programs filing, the SCPSC approved SCE&G’s request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of the gains from the recent settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost margin revenues component of SCE&G’s DSM Programs rider, and (3) apply $5.0 million of its storm damage reserve and a portion of the gains from the recent settlement of certain interest rate derivative instruments, currently estimated to be $5.5 million, to the remaining balance of deferred net lost margin revenue as of April 30, 2014, deferred within regulatory assets resulting from the May 2013 order previously described. In addition, the SCPSC, upon recommendation of the ORS, reduced by 25%, or $6.6 million , the amount of net lost margin revenues SCE&G expects to experience over the 12 month period beginning with the first billing cycle of May 2014, and ordered that the $6.6 million be applied to decrease the amount of program costs deferred for recovery.  Actual net lost margin revenues not collected in the current DSM Programs rate rider is subject to true up in the following program year.

Electric – BLRA

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

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2013 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent.

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

During the third quarter of 2013, the State of North Carolina passed legislation that changed statutes covering gross receipts, sales and use, excise, franchise and income taxes.  In the fourth quarter, in response to this legislation, the NCUC initiated a proceeding to investigate how it should proceed in response to the enactment of such legislation.  Because the investigation was not completed before January 1, 2014, the NCUC issued an order notifying utilities that the incremental revenue requirement impact associated with the change in the level of state income tax expense included in each utility’s cost of service would be deemed to be collected on a provisional basis (subject to refund) beginning January 1, 2014. As of March 31, 2014, revenues subject to refund were not significant.  PSNC Energy cannot predict when the NCUC’s investigation will be complete, but does not expect the resolution of this matter to have a material impact on its financial condition, results of operations or cash flows.

Regulatory Assets and Regulatory Liabilities

The Company’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated.  As a result, the Company has recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Other than unrecovered plant, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

Millions of dollars	March 31, 2014	December 31, 2013
Regulatory Assets:
Accumulated deferred income taxes	$258	$259
Under-collections - electric fuel adjustment clause	36	18
Environmental remediation costs	41	41
AROs and related funding	373	368
Franchise agreements	30	31
Deferred employee benefit plan costs	235	238
Deferred losses on interest rate derivatives	210	124
Deferred pollution control costs	37	37
Unrecovered plant	143	145
DSM Programs	56	51
Other	48	48
Total Regulatory Assets	$1,467	$1,360

Regulatory Liabilities:
Accumulated deferred income taxes	$23	$24
Asset removal costs	705	695
Storm damage reserve	14	27
Monetization of bankruptcy claim	28	29
Deferred gains on interest rate derivatives	106	181
Planned major maintenance	5	10
Other	1	—
Total Regulatory Liabilities	$882	$966

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

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina.  Based on an SCPSC order, SCE&G is recovering these amounts through cost of service rates through 2021.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, as well as costs deferred pursuant to specific SCPSC regulatory orders. In connection with a December 2012 rate order, approximately $63 million of deferred pension costs for electric operations are to be recovered through utility rates over approximately 30 years. In connection with the October 2013 RSA order, approximately $14 million of deferred pension costs for gas operations are to be recovered through utility rates over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects and accrues $18.4 million annually for fossil fueled turbine/generation equipment maintenance, and collects and accrues $16.8 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC. Also, as discussed at Rate Matters - Electric - Base Rates, certain of these deferred amounts will be applied to offset unrecorded net lost margin revenues related to DSM Programs.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at certain coal-fired generating plants pursuant to specific regulatory orders.  Such costs are being recovered through utility rates through 2045.

Unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represents deferred costs and certain unrecovered net lost margin revenues associated with such programs at SCE&G.  Deferred costs are currently being recovered over five years through a SCPSC approved rider.  Unrecovered net lost margin revenues are to be recovered over periods not to exceed 24 months from date of deferral.  See Rate Matters - Electric - Base Rates above for details regarding a 2014 filing with the SCPSC regarding recovery of these deferred costs and unrecovered net lost margin revenues.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million , which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. During the first quarter of 2014, $13.6 million of the reserve was applied to offset incremental storm damage costs. Also, as discussed at Rate Matters - Electric - Base Rates, in April 2014 $5.0 million of the reserve will be applied to offset unrecovered net lost margin revenues related to DSM Programs.

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

3.COMMON EQUITY

Changes in common equity during the three months ended March 31, 2014 and 2013 were as follows:

			Accumulated Other Comprehensive Income (Loss)
Millions	Common Stock	Retained Earnings	Gains (Losses) on Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total Common Equity
Balance as of January 1, 2014	$2,280	$2,444	$(52)	$(8)	$(60)	$4,664
Net Income		193				193
Other Comprehensive Loss			(1)	—	(1)	(1)
Total Comprehensive Income (Loss)		193	(1)	—	(1)	192
Issuance of Common Stock	27					27
Dividends Declared		(74)				(74)
Balance as of March 31, 2014	$2,307	$2,563	$(53)	$(8)	$(61)	$4,809

Balance as of January 1, 2013	$1,983	$2,257	$(70)	$(16)	$(86)	$4,154
Net Income		151				151
Other Comprehensive Loss			7	—	7	7
Total Comprehensive Income		151	7	—	7	158
Issuance of Common Stock	221					221
Dividends Declared		(70)				(70)
Balance as of March 31, 2013	$2,204	$2,338	$(63)	$(16)	$(79)	$4,463

SCANA had 200 million shares of common stock authorized as of March 31, 2014 and December 31, 2013, of which 141.3 million and 140.7 million were issued and outstanding at March 31, 2014 and December 31, 2013, respectively.

On March 5, 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196.2 million.

For information related to the reclassifications from AOCI, see Note 6.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In March 2013, SCE&G entered into a contract for the purchase of nuclear fuel totaling $100 million and payable in 2016.

In January 2013, JEDA issued at a premium, for the benefit of SCE&G,$39.5 million of 4.00% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity $56.9 million of 5.2%industrial revenue bonds due November 1, 2027.

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt.

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013	March 31, 2014	December 31, 2013
Lines of credit:
Total committed long-term	$300	$300	$1,400	$1,400	$100	$100
Outstanding commercial paper (270 or fewer days)	$103	$125	$457	$251	—	—
Weighted average interest rate	0.37%	0.39%	0.26%	0.27%	—	—
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$194	$172	$943	$1,149	$100	$100

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.2 billion (of which $500 million relates to Fuel Company) and $100 million respectively. In addition, SCE&G is a party to a three-year credit agreement in the amount of $200 million. The five-year agreements expire in October 2018, and the three-year agreement expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.8 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. The Company pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

5.INCOME TAXES

During 2013, the Company amended certain of its tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, the Company recorded an unrecognized tax benefit of $3.0 million. If recognized, this tax benefit would affect the Company’s effective tax rate. No other material changes in the status of the Company’s tax positions have occurred through March 31, 2014.

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

Additionally, during the third quarter of 2013, the IRS issued final regulations regarding the capitalization of certain costs for income tax purposes and re-proposed certain other related regulations (collectively referred to as tangible personal property regulations).  Related IRS revenue procedures were then issued on January 24, 2014. These regulations did not and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Pursuant to regulatory orders issued, interest rate derivatives entered into by SCE&G after October 2013 are no longer designated as cash flow hedges, and fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Upon settlement, losses on swaps will be amortized over the lives of related debt issuances, and gains may be applied to under-collected fuel, be amortized to interest expense or applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of March 31, 2014
Commodity	4,780,000	4,325,000	1,903,000	11,008,000
Energy Management (a)	—	—	26,073,219	26,073,219
Total (a)	4,780,000	4,325,000	27,976,219	37,081,219

As of December 31, 2013
Commodity	6,070,000	6,726,000	2,560,000	15,356,000
Energy Management (b)	—	—	27,359,958	27,359,958
Total (b)	6,070,000	6,726,000	29,919,958	42,715,958

(a)  Includes an aggregate 258,615 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 348,453 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $128.8 million at March 31, 2014 and $128.8 million at December 31, 2013. The Company was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.3 billion at March 31, 2014 and $1.3 billion at December 31, 2013.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of March 31, 2014
Derivatives designated as hedging instruments
Interest rate			Derivative financial instruments	$4
			Other deferred credits and other liabilities	19
Commodity	Prepayments and other	$2
Total		$2		$23

Derivatives not designated as hedging instruments
Interest rate	Other deferred debits and other assets	$2	Derivative financial instruments	$40
			Other deferred credits and other liabilities	43
Commodity	Prepayments and other	3
Energy Management	Prepayments and other	3	Derivative financial instruments	3
	Other deferred debits and other assets	4	Other deferred credits and other liabilities	4
Total		$12		$90

As of December 31, 2013
Derivatives designated as hedging instruments
Interest rate			Derivative financial instruments	$5
			Other deferred credits and other liabilities	14
Commodity	Prepayments and other	$2
Total		$2		$19

Derivatives not designated as hedging instruments
Interest rate	Prepayments and other	$13	Derivative financial instruments	$1
	Other deferred debits and other assets	19
Commodity	Prepayments and other	2
Energy management	Prepayments and other	4	Derivative financial instruments	4
	Other deferred debits and other assets	4	Other deferred credits and other liabilities	4
Total		$42		$9

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for any period presented.

Cash Flow Hedges

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

Millions of dollars	(Effective Portion)			(Effective Portion)
	2014	2013	Location	2014	2013
Three Months Ended March 31,
Interest rate	$(3)	$35	Interest expense	$(1)	$(1)

	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

Millions of dollars	(Effective Portion)			(Effective Portion)
	2014	2013	Location	2014	2013
Three Months Ended March 31,
Interest rate	$(2)	$1	Interest expense	$(2)	$(2)
Commodity	3	2	Gas purchased for resale	4	(2)
Total	$1	$3		$2	$(4)

As of March 31, 2014, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $1.0 million as a decrease to gas cost and approximately $6.2 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of March 31, 2014, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2016.

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three months ended March 31, 2014 and 2013, respectively.

Derivatives not designated as Hedging Instruments
Millions of dollars	Loss Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
Three Months Ended March 31, 2014		Location	Amount
Interest rate contracts	$(112)	Other Income	$—

No losses were deferred in regulatory accounts, and no amounts were reclassified from deferred accounts into income, for the three months ended March 31, 2013. As of March 31, 2014, the Company expects that during the next 12 months reclassifications from other current liabilities and deferred regulatory accounts to earnings arising from derivatives not designated as hedges will include $67.8 million as an increase to other income. The effect of this increase on net income will be entirely offset by the recovery of certain undercollected fuel costs and net lost margin revenues from DSM Programs as further described in Note 2.

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

Certain of the Company’s derivative instruments contain contingent provisions that may require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2014 and December 31, 2013, the Company has posted $30.9 million and $26.8 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of March 31, 2014 and December 31, 2013, the Company could have been required to post an additional $78.1 million and $0.0 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2014 and December 31, 2013 is $109.0 million and $25.2 million, respectively.

In addition, as of March 31, 2014 and December 31, 2013, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of March 31, 2014 and December 31, 2013, the Company could request $2.0 million and $34.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of March 31, 2014 and December 31, 2013 is $2.0 million and $34.1 million, respectively. In addition, at March 31, 2014, the Company could have called on letters of credit in the amount of $5.0 million related to $7.0 million in commodity derivatives that are in a net asset position, compared to letters of credit of $6.0 million related to derivatives of $6.0 million at December 31, 2013, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting of derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2014
Interest rate	$2	—	$2	$(2)	—	—
Commodity	5	—	5	—	—	$5
Energy Management	7	—	7	—	—	7
Total	$14	—	$14	$(2)	—	$12

Balance sheet location	Prepayments and other		$8
	Other deferred debits and other assets		6
	Total		$14

As of December 31, 2013
Interest rate	$32	—	$32	$(1)	—	$31
Commodity	4	—	4	—	—	4
Energy Management	8	—	8	—	—	8
Total	$44	—	$44	$(1)	—	$43

Balance sheet location	Prepayments and other		$21
	Other deferred debits and other assets		23
	Total		$44

Information related to the Company's offsetting of derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of March 31, 2014
Interest rate	$106	—	$106	$(2)	$(26)	$78
Energy Management	7	—	7	—	(5)	2
	$113	—	$113	$(2)	$(31)	$80

Balance sheet location	Derivative financial instruments		$47
	Other deferred credits and other liabilities		66
	Total		$113

As of December 31, 2013
Interest rate	$20	—	$20	$(1)	$(19)	—
Energy Management	8	—	8	—	(6)	$2
	$28	—	$28	$(1)	$(25)	$2

Balance sheet location	Derivative financial instruments		$10
	Other deferred credits and other liabilities		18
	Total		$28

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of March 31, 2014		As of December 31, 2013
Millions of dollars	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$11	—	$9	—
Interest rate contracts	—	$2	—	$32
Commodity contracts	3	2	2	2
Energy management contracts	1	6	1	7
Liabilities:
Interest rate contracts	—	106	—	20
Commodity contracts	—	—	—	—
Energy management contracts	—	10	—	12

There were no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,441.5	$6,096.8	$5,449.3	$5,916.3

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

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Three months ended March 31,
Service cost	$5.0	$5.9	$1.2	$1.6
Interest cost	10.2	9.5	3.1	2.8
Expected return on assets	(16.8)	(15.4)	—	—
Prior service cost amortization	1.0	1.7	0.1	0.2
Transition obligation amortization	—	—	—	0.2
Amortization of actuarial losses	1.3	5.4	0.1	0.8
Net periodic benefit cost	$0.7	$7.1	$4.5	$5.6

No significant contribution to the pension trust is expected for the foreseeable future, nor is a limitation on benefit payments expected to apply. SCE&G recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations. Certain pension costs arising prior to 2013 were deferred for future recovery under regulatory orders as discussed in Note 2.

9.	COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at SCE&G's nuclear power plant. Price-Anderson provides funds up to $13.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $41.6 million.

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

Under the BLRA, the SCPSC has approved, among other things, the construction milestone schedule and capital costs estimates schedule for the New Units. The effect of this approval is that it constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved construction milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. The BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that have impacted the project budget and schedule. Claims by the Consortium specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site which resulted in assertions of contractual entitlement to recover additional costs have been resolved. SCE&G expects to resolve any additional disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC has also approved an 18-month contingency period beyond each of these dates.

In November 2012, the SCPSC approved a petition by SCE&G under the BLRA for an updated construction milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Immediately thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its order, and on December 12, 2012, the SCPSC denied both petitions.  In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court, contending that the SCPSC erred in granting approval of the updated capital costs for the New Units. The South Carolina Supreme Court heard arguments related to those appeals on April 16, 2014.  SCE&G is unable to predict the outcome of these appeals.

The Consortium has experienced delays in the schedule for fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules are a focus area of the Consortium, including sub-modules for module CA20, which is part of the auxiliary building, and CA01, which houses components inside the containment vessel. Modules CA20 and CA01 are considered critical path items for both New Units. All sub-modules for CA20 have been received on site and its assembly is underway. CA20 is expected to be ready for placement on the nuclear island of Unit 2 in May 2014. In addition, the delivery schedule of sub-modules for CA01 is expected to support completion of on-site fabrication to allow it to be ready for placement on the nuclear island of Unit 2 during the latter half of 2014. With this schedule, the Consortium continues to indicate that the substantial completion of Unit 2 is expected to be late 2017 or the first quarter of 2018 and that the substantial completion of Unit 3 is expected to be approximately 12 months after that of Unit 2. These dates are within the SCPSC-approved 18-month contingency period. SCE&G cannot predict with certainty the extent to which the issue with the sub-modules or the delays in the substantial completion of the New Units will result in increased project costs. However, the preliminary estimate of the delay-related costs associated with SCE&G's share of the New Units is approximately $200 million. SCE&G has not accepted responsibility for any of these delay-related costs and expects to have further discussions with the Consortium regarding such responsibility. Additionally, the EPC Contract provides for liquidated damages in the event of a delay in the completion of the facility, which will also be included in discussions with the Consortium. SCE&G believes its responsibility for any portion of the $200 million estimate should ultimately be substantially less, once all of the relevant factors are considered.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedule and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result will be a revised fully integrated project schedule that will provide detailed information on budget and cost and the timing of specific construction activities and cash flow requirements. SCE&G anticipates that the revised schedule and the cost estimate at completion for all non-firm and fixed scopes of work will be finalized in the latter half of 2014. SCE&G plans to reevaluate and reschedule its owners cost estimates and cash flow requirements in light of the new schedule.

The construction milestone schedule approved by the SCPSC in November 2012 provides for 146 construction milestone dates, which are each subject to an 18-month schedule contingency. As of May 3, 2014, 98 milestones have been completed. The currently scheduled completion dates for 44 of the remaining milestones have been delayed between two and 17 months. If, as a result of the re-baselining of the construction schedules for the New Units, the time period for achieving any of the milestones extends beyond its 18-month schedule contingency and/or the capital costs estimates increase, then SCE&G, as provided for under the BLRA, may petition the SCPSC for an order to update the construction milestone schedule and/or capital costs estimates schedule. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

In addition to the above-described project delays, SCE&G is also aware of financial difficulties at a supplier responsible for certain significant components of the project.  The Consortium is monitoring the potential for disruptions in such equipment fabrication and possible responses.  Any disruptions could impact the project's schedule or costs, and such impacts could be material.

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G continues to evaluate the impact of these conditions and requirements that may be imposed on the construction and operation of the New Units, and prepared and submitted an integrated response plan for the New Units to the NRC in August 2013.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

Subject to a national megawatt capacity limitation, the electricity to be produced by the New Units (advanced nuclear units, as defined) is expected to qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code. Following the pouring of safety-related concrete for each of the New Units’ reactor buildings (March 2013 for Unit 2 and November 2013 for Unit 3), SCE&G has applied to the IRS for its allocations of such national megawatt capacity limitation. The IRS will forward the applications to the DOE for appropriate certification.

Environmental

As part of the President's Climate Action Plan and by Presidential Memorandum issued June 25, 2013, the EPA was directed to issue a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The rule became final on January 8, 2014 and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants can be constructed without carbon capture and sequestration capabilities. The Company is evaluating the final rule, but does not plan to construct new coal-fired units in the foreseeable future. The Memorandum also directed the EPA to issue standards, regulations, or guidelines for existing units by June 1, 2014, to be made final no later than June 1, 2015. The Company also cannot predict when rules will become final for existing units, if at all, or what conditions they may impose on the Company, if any. The Company expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the Court of Appeals issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. On April 29, 2014, the U. S. Supreme Court reversed the judgment of the Court of Appeals and CSAPR was remanded to the Court of Appeals for further proceedings consistent with the U. S. Supreme Court opinion. Air quality control installations that SCE&G and GENCO have already completed have allowed the Company to comply with the reinstated CAIR and will also allow it to comply with CSAPR, if reinstated. The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule was published in the Federal Register on June 7, 2013, and is expected to be finalized September 30, 2015. The EPA expects compliance within a three to six year time frame as NPDES permits are renewed.

Additionally, the EPA is expected to issue a rule that modifies requirements for existing cooling water intake structures in 2014. The Company is conducting studies and is developing or implementing compliance plans for these initiatives. Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of the Company. The Company believes that any additional costs imposed by such regulations would be recoverable through rates.

In response to a federal court order to establish a definite timeline for a CCR rule and subsequent obligation via consent decree, the EPA committed to issue new federal regulations affecting the management and disposal of CCRs, such as ash, by December 19, 2014. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO. While the Company cannot predict how extensive the regulations will be, the Company believes that any additional costs imposed by such regulations would be recoverable through rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of March 31, 2014, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017, and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2017 and will cost an additional $20.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At March 31, 2014, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $36.7 million and are included in regulatory assets.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $2.8 million, the estimated remaining liability at March 31, 2014. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

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

Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended March 31, 2014
Electric Operations	$678	$2	$198	n/a
Gas Distribution	455	—	97	n/a
Retail Gas Marketing	220	—	n/a	$22
Energy Marketing	234	53	n/a	7
All Other	9	110	8	4
Adjustments/Eliminations	(6)	(165)	47	160
Consolidated Total	$1,590	$—	$350	$193

Three Months Ended March 31, 2013
Electric Operations	$583	$2	$153	n/a
Gas Distribution	379	—	93	n/a
Retail Gas Marketing	179	—	n/a	$22
Energy Marketing	167	42	n/a	3
All Other	12	107	7	3
Adjustments/Eliminations	(9)	(151)	40	123
Consolidated Total	$1,311	$—	$293	$151

	March 31,	December 31,
Segment Assets	2014	2013
Electric Operations	$9,542	$9,488
Gas Distribution	2,408	2,340
Retail Gas Marketing	162	172
Energy Marketing	154	133
All Other	1,363	1,378
Adjustments/Eliminations	1,713	1,653
Consolidated Total	$15,342	$15,164

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2013.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2014
AS COMPARED TO THE CORRESPONDING PERIOD IN 2013

Earnings Per Share

Earnings per share was as follows:

	2014	2013
Basic earnings per share	$1.37	$1.13
Diluted earnings per share	$1.37	$1.11

Basic earnings per share increased due to higher electric and gas margins. These margin increases were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes, higher interest cost and dilution from additional shares outstanding, as further discussed below.

Diluted earnings per share figures give effect to dilutive potential common stock using the treasury stock method. See Note 1 to the condensed consolidated financial statements.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2014:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 20, 2014	$0.5250	March 10, 2014	April 1, 2014
April 24, 2014	$0.5250	June 10, 2014	July 1, 2014

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013
Operating revenues	$679.9	16.1%	$585.6
Less: Fuel used in generation	213.8	13.9%	187.7
Purchased power	25.0	*	7.0
Margin	$441.1	12.8%	$390.9
* Greater than 100%

Electric margin increased primarily due to the effects of weather of $20.1 million, customer growth and consumption of $13.2 million and base rate increases under the BLRA and DSM Program rider of $16.7 million. Due to the termination of eWNA effective January 1, 2014, electric margin is subject to the effects of weather.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2014	Change	2013
Residential	2,151	15.8%	1,858
Commercial	1,750	4.9%	1,669
Industrial	1,453	3.6%	1,403
Other	140	4.5%	134
Total Retail Sales	5,494	8.5%	5,064
Wholesale	244	(7.6)%	264
Total Sales	5,738	7.7%	5,328

Retail sales volume increased by 246 GWh due to the effects of weather and by 131 GWh due to customer growth and higher average use. The decrease in wholesale sales is primarily due to the expiration of a customer contract.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013
Operating revenues	$455.2	20.0%	$379.3
Less: Gas purchased for resale	292.5	31.3%	222.7
Margin	$162.7	3.9%	$156.6

Margin increased primarily due to residential and commercial customer growth of $3.7 million and increased average usage of $2.3 million. SCE&G's WNA and PSNC Energy's CUT mitigate weather-related fluctuations in margin but have no impact on volumes.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

Classification (in thousands)	2014	Change	2013
Residential	25,981	21.5%	21,375
Commercial	12,767	18.7%	10,758
Industrial	5,333	(13.4)%	6,161
Transportation	10,106	(9.8)%	11,200
Total	54,187	9.5%	49,494

Total sales volumes increased primarily due to the effects of weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2014	Change	2013
Operating revenues	$220.2	23.0%	$179.0
Net income	22.3	0.9%	22.1

Operating revenues increased in 2014 due to the increased demand related to weather and customer growth. Net income in 2014 was impacted by higher revenues related to the colder than normal weather, offset by higher costs including commodity costs and bad debt expense.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2014	Change	2013
Operating revenues	$286.7	37.1%	$209.1
Net income	6.5	*	2.7
 * Greater than 100%

Operating revenues and net income increased due to higher market prices and margins on incremental sales.

 Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2014	Change	2013
Other operation and maintenance	$180.3	2.4%	$176.1
Depreciation and amortization	94.9	1.7%	93.3
Other taxes	57.6	5.1%	54.8

Other operation and maintenance expenses increased primarily due to incremental storm related expenses. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  AFC increased in 2014 due to higher AFC rates.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended March 31, 2014 were higher than the same period in 2013 primarily due to higher income before taxes which was partially offset by a marginally lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2014 was 4.52 and 3.38, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At March 31, 2014, the Company had net available liquidity of approximately $1.3 billion. The credit agreements total an aggregate of $1.8 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2018. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 18 years and bears an average interest cost of 5.7%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014 and is expected to be renewed.

SCANA issued approximately $27 million of common stock during the three months ended March 31, 2014 through various compensation and dividend reinvestment plans.  Similar issuances are expected in future periods. In March 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196 million.

In connection with the expected delays in the substantial completion of the New Units described in Note 9 to the condensed consolidated financial statements, SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2014 through 2016, which are subject to continuing review and adjustment, are $879 million in 2014, $910 million in 2015, and $702 million in 2016.

OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - The Company's market risk exposures relative to interest rate risk have not changed materially compared with the Company's Annual Report on Form 10-K for the year ended December 31, 2013. Interest rates on substantially all of the Company's outstanding long-term debt, other than credit facility draws, are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

For further discussion of changes in long-term debt and interest rate derivatives, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 4, 6 and 7 of the condensed consolidated financial statements.

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

	Expected Maturity			Expected Maturity
Futures - Long	2014	2015	Options Purchased Call - Long	2014	2015
Settlement Price (a)	4.44	4.45	Strike Price (a)	4.03	4.62
Contract Amount (b)	6.6	1.1	Contract Amount (b)	11.3	9.1
Fair Value (b)	7.5	1.2	Fair Value (b)	1.7	0.9

Futures - Short	2014	2015
Settlement Price (a)	4.43	4.04
Contract Amount (b)	0.6	0.3
Fair Value (b)	0.6	0.3

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2014	2015	2016	2017	2018
Commodity Swaps:
Pay fixed/receive variable (b)	32.8	23.1	12.6	4.6	3.6
Average pay rate (a)	4.3945	4.8081	4.5950	4.2167	4.2421
Average received rate (a)	4.4547	4.3120	4.1516	4.2508	4.3588
Fair value (b)	33.2	20.7	11.4	4.6	3.7
Pay variable/receive fixed (b)	21.0	15.1	11.2	4.6	3.7
Average pay rate (a)	4.4431	4.2292	4.1512	4.2508	4.3588
Average received rate (a)	4.4059	4.8945	4.6004	4.2217	4.2471
Fair value (b)	20.8	17.5	12.5	4.6	3.6
Basis Swaps:
Pay variable/receive variable (b)	0.6	0.5	—	—	—
Average pay rate (a)	4.5075	4.6610	—	—	—
Average received rate (a)	4.4715	4.6395	—	—	—
Fair value (b)	0.6	0.5	—	—	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2014, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2014 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1.     FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2014	December 31, 2013
Assets
Utility Plant In Service	$10,447	$10,378
Accumulated Depreciation and Amortization	(3,531)	(3,499)
Construction Work in Progress	2,798	2,682
Plant to be Retired, Net	176	177
Nuclear Fuel, Net of Accumulated Amortization	298	310
Utility Plant, Net ($708 and $720 related to VIEs)	10,188	10,048
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	71	69
Assets held in trust, net-nuclear decommissioning	104	101
Other investments	2	3
Nonutility Property and Investments, Net	177	173
Current Assets:
Cash and cash equivalents	32	92
Receivables, net of allowance for uncollectible accounts of $3 and $3	506	486
Affiliated receivables	10	19
Inventories (at average cost):
Fuel and gas supply	101	132
Materials and supplies	122	120
Prepayments and other	73	80
Total Current Assets ($93 and $147 related to VIEs)	844	929
Deferred Debits and Other Assets:
Pension asset	98	96
Regulatory assets	1,409	1,303
Other	133	151
Total Deferred Debits and Other Assets ($39 and $35 related to VIEs)	1,640	1,550
Total	$12,849	$12,700

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2014	December 31, 2013
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding for all periods presented	$2,499	$2,479
Retained Earnings	1,957	1,896
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	4,453	4,372
Noncontrolling Interest	118	117
Total Equity	4,571	4,489
Long-Term Debt, net	4,001	4,007
Total Capitalization	8,572	8,496
Current Liabilities:
Short-term borrowings	457	251
Current portion of long-term debt	47	48
Accounts payable	214	241
Affiliated payables	117	117
Customer deposits and customer prepayments	55	56
Taxes accrued	96	223
Interest accrued	53	64
Dividends declared	64	62
Derivative financial instruments	41	1
Other	95	71
Total Current Liabilities	1,239	1,134
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,514	1,509
Deferred investment tax credits	31	32
Asset retirement obligations	553	547
Postretirement benefits	174	173
Regulatory liabilities	644	732
Other	122	77
Total Deferred Credits and Other Liabilities	3,038	3,070
Commitments and Contingencies (Note 9)	—	—
Total	$12,849	$12,700

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2014	2013
Operating Revenues:
Electric	$680	$585
Gas	179	143
Total Operating Revenues	859	728
Operating Expenses:
Fuel used in electric generation	214	188
Purchased power	25	7
Gas purchased for resale	109	77
Other operation and maintenance	142	138
Depreciation and amortization	78	77
Other taxes	52	50
Total Operating Expenses	620	537
Operating Income	239	191
Other Revenue (Expense):		156,311
Other revenue	3	—
Other expense	(6)	(4)
Interest charges, net of allowance for borrowed funds used during construction of $3 and $2	(56)	(55)
Allowance for equity funds used during construction	5	4
Total Other Expense	(54)	(55)
Income Before Income Tax Expense	185	136
Income Tax Expense	59	44
Net Income	126	92
Net Income Attributable to Noncontrolling Interest	(3)	(3)
Earnings Available to Common Shareholder	$123	$89

Dividends Declared on Common Stock	$64	$64

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2014	2013
Net Income	$126	$92
Total Comprehensive Income	126	92
Comprehensive income attributable to noncontrolling interest	(3)	(3)
Comprehensive income available to common shareholder	$123	$89

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2014	2013
Cash Flows From Operating Activities:
Net income	$126	$92
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	1	1
Deferred income taxes, net	5	12
Depreciation and amortization	78	78
Amortization of nuclear fuel	15	13
Allowance for equity funds used during construction	(5)	(4)
Carrying cost recovery	(2)	—
Changes in certain assets and liabilities:
Receivables	(23)	(7)
Inventories	19	10
Prepayments and other	7	(12)
Pension and other post retirement benefits	(2)	—
Regulatory assets	(107)	11
Regulatory liabilities	(94)	27
Accounts payable	27	4
Taxes accrued	(127)	(81)
Interest accrued	(11)	(12)
Other assets	15	(21)
Other liabilities	121	(21)
Net Cash Provided From Operating Activities	43	90
Cash Flows From Investing Activities:
Property additions and construction expenditures	(260)	(264)
Proceeds from investments (including derivative collateral posted)	4	81
Purchase of investments (including derivative collateral posted)	(9)	(70)
Net Cash Used For Investing Activities	(265)	(253)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	—	57
Repayment of long-term debt	(9)	(66)
Dividends	(62)	(46)
Contributions from parent	20	221
Short-term borrowings –affiliate, net	7	(1)
Short-term borrowings, net	206	(41)
Net Cash Provided From Financing Activities	162	124
Net Decrease In Cash and Cash Equivalents	(60)	(39)
Cash and Cash Equivalents, January 1	92	51
Cash and Cash Equivalents, March 31	$32	$12

Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $3 and $2)	$62	$62
– Income taxes	59	—

Noncash Investing and Financing Activities:
Accrued construction expenditures	67	81
Capital leases	1	1
Nuclear fuel purchase	—	97

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2014 and 2013
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2013.  These are interim financial statements and, due to the seasonality of Consolidated SCE&G’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

Plant to be Retired

As previously disclosed, in 2012, SCE&G identified six coal-fired units that it intends to retire by 2018, subject to future developments in environmental regulations, among other matters. These units had an aggregate generating capacity (summer 2012) of 730 MW. Three of these units had been retired by December 31, 2013, and their net carrying value is recorded in regulatory assets (see Note 2). The net carrying value of the remaining units is identified as Plant to be Retired, Net in the condensed consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these remaining units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in use and in rate base, and SCE&G depreciates them using composite straight-line rates approved by the SCPSC.

2.	RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased by SCE&G. In connection with its annual review of base rates for fuel costs, and by order dated April 30, 2013, the SCPSC approved a settlement agreement among SCE&G, the ORS and the SCEUC in which SCE&G agreed to reduce its environmental fuel cost component effective with the first billing cycle of May 2013. The order also provided for the accrual of certain debt-related carrying costs on a portion of SCE&G's under-collected balance of fuel costs. and approved SCE&G's total fuel cost component.

By order dated April 29, 2014, the SCPSC approved a settlement agreement among SCE&G, the ORS and SCEUC in which SCE&G agreed to increase its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014.  The SCPSC's order also provides for, among other things, the application of approximately $46 million in deferred gains from the settlement of certain interest rate swaps, previously recorded as regulatory liabilities, to reduce the under-collected balance of fuel costs in April 2014 and the accrual of certain debt-related carrying costs on its under-collected balance of fuel costs during the period May 1, 2014 through April 30, 2015.

The increase to the base fuel cost component is offset by a reduction in SCE&G’s rate rider related to pension costs, which was approved by the SCPSC in March 2014. The reduction was requested by SCE&G as a result of the lower net periodic benefit cost it expects to record during 2014. See also Note 8.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate, and during the first quarter of 2014, $1.2 million of such carrying costs were accrued within other income. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline.  When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

SCE&G files an IRP with the SCPSC annually which evaluates future electric generation needs based on several factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. SCE&G's 2012 IRP identified six coal-fired units that SCE&G has retired or intends to retire by 2018, subject to future developments in environmental regulations, among other matters. Three of these units had been retired by December 31, 2013. The net carrying value of these retired units is recorded in regulatory assets as unrecovered plant and is being amortized over the units' previously estimated remaining useful lives as approved by the SCPSC. See also Note 1.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost margin revenues associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost margin revenues, program costs, incentives and net program benefits. The SCPSC approved the following rate changes pursuant to annual DSM Programs filings, which went into effect as indicated:

Year	Effective	Amount
2014	First billing cycle of May	$15.4 million
2013	First billing cycle of May	$16.9 million
2012	First billing cycle of May	$19.6 million

Other activity related to SCE&G’s DSM Programs is as follows:

•
In May 2013 the SCPSC ordered the deferral as a regulatory asset of one-half of net lost margin revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

•	In November 2013 the SCPSC approved SCE&G’s continued use of DSM Programs for another six years, including use of the rate rider mechanism and a revised portfolio of DSM Programs.

•
By order dated April 30, 2014, in response to SCE&G’s annual DSM Programs filing, the SCPSC approved SCE&G’s request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of the gains from the recent settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost margin revenues component of SCE&G’s DSM Programs rider, and (3) apply $5.0 million of its storm damage reserve and a portion of the gains from the recent settlement of certain interest rate derivative instruments, currently estimated to be $5.5 million , to the remaining balance of deferred net lost margin revenue as of April 30, 2014, deferred within regulatory assets resulting from the May 2013 order previously described. In addition, the SCPSC, upon recommendation of the ORS, reduced by 25%, or $6.6 million , the amount of net lost margin revenues SCE&G expects to experience over the 12 month period beginning with the first billing cycle of May 2014, and ordered that the $6.6 million be applied to decrease the amount of program costs deferred for recovery.  Actual net lost magin revenues not collected in the current DSM Programs rate rider is subject to true up in the following program year.

Electric – BLRA

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

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2013 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent.

Regulatory Assets and Regulatory Liabilities

Consolidated SCE&G has significant cost-based, rate-regulated operations and recognizes in its financial statements certain revenues and expenses in different time periods than do enterprises that are not rate-regulated.  As a result, Consolidated SCE&G has recorded regulatory assets and regulatory liabilities, which are summarized in the following tables.  Other than unrecovered plant, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

Millions of dollars	March 31, 2014	December 31, 2013
Regulatory Assets:
Accumulated deferred income taxes	$254	$256
Under collections – electric fuel adjustment clause	36	18
Environmental remediation costs	37	37
AROs and related funding	354	350
Franchise agreements	30	31
Deferred employee benefit plan costs	212	215
Deferred losses on interest rate derivatives	210	124
Deferred pollution control costs	37	37
Unrecovered plant	143	145
DSM Programs	56	51
Other	40	39
Total Regulatory Assets	$1,409	$1,303

Regulatory Liabilities:
Accumulated deferred income taxes	$18	19
Asset removal costs	501	495
Storm damage reserve	14	27
Deferred gains on interest rate derivatives	106	181
Planned major maintenance	5	10
Total Regulatory Liabilities	$644	$732

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

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs related to generation, transmission and distribution properties.  These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 90 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G is recovering these amounts through cost of service rates through 2021.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, as well as costs deferred pursuant to specific SCPSC regulatory orders. In connection with a December 2012 rate order, approximately $63 million of deferred pension costs for electric operations are to be recovered through utility rates over approximately 30 years. In connection with the October 2013 RSA order, approximately $14 million of deferred pension costs for gas operations are to be recovered through utility rates over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or approximately 12 years.

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders.  SCE&G collects and accrues $18.4 million annually for fossil fueled turbine/generation equipment maintenance and collects and accrues $16.8 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt, up to approximately 30 years. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC. Also, as discussed at Rate Matters - Electric - Base Rates, certain of these deferred amounts will be applied to offset unrecorded net lost margin revenues related to DSM Programs.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at certain coal-fired generating plants pursuant to specific regulatory orders.  Such costs are being recovered through utility rates through 2045.

Unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represents deferred costs and certain unrecovered net lost margin revenues associated with such programs at SCE&G.  Deferred costs are currently being recovered over five years through a SCPSC approved rider.  Unrecovered net lost margin revenues are to be recovered over periods not to exceed 24 months from date of deferral.  See Rate Matters - Electric - Base Rates above for details regarding a 2014 filing with the SCPSC regarding recovery of these deferred costs and unrecovered net lost margin revenues.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. During the first quarter of 2014, $13.6 million of the reserve was applied to offset incremental storm damage costs. Also, as discussed at Rate Matters - Electric - Base Rates, in April 2014 $5.0 million of the reserve will be applied to offset unrecovered net lost margin revenues related to DSM Programs.

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

3.	EQUITY

Changes in common equity during the three months ended March 31, 2014 and 2013 were as follows:

Millions	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	$2,479	$1,896	$(3)	$117	$4,489
Earnings available to common shareholder		123		3	126
Deferred cost of employee benefit plans			—		—
Total Comprehensive Income		123	—	3	126
Capital contributions from parent	20				20
Cash dividend declared		(62)		(2)	(64)
Balance at March 31, 2014	$2,499	$1,957	$(3)	$118	$4,571

Balance at January 1, 2013	$2,167	$1,766	$(4)	$114	$4,043
Earnings available to common shareholder		89		3	92
Deferred cost of employee benefit plans			—		—
Total Comprehensive Income		89	—	3	92
Capital contributions from parent	221				221
Cash dividend declared		(62)		(2)	(64)
Balance at March 31, 2013	$2,388	$1,793	$(4)	$115	$4,292

SCE&G had 50 million shares of common stock authorized as of March 31, 2014 and December 31, 2013, of which 40.3 million were issued and outstanding during all periods presented. SCE&G had 20 million shares of preferred stock authorized as of March 31, 2014 and December 31, 2013, of which 1,000 shares at a stated value of $100,000 were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

Reclassifications from AOCI into earnings of the amortization of deferred employee benefit costs were not significant for any period presented.

4. LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In March 2013, SCE&G entered into a contract for the purchase of nuclear fuel totaling $100 million and payable in 2016.

In January 2013, JEDA issued at a premium, for the benefit of SCE&G,$39.5 million of 4.00% tax-exempt industrial revenue bonds due February 1, 2028, and $14.7 million of 3.63% tax-exempt industrial revenue bonds due February 1, 2033. Proceeds from these sales were loaned by JEDA to SCE&G and, together with other available funds, were used to redeem prior to maturity 56.9 million of 5.2% industrial revenue bonds due November 1, 2027.

 Substantially all of Consolidated SCE&G’s electric utility plant is pledged as collateral in connection with long-term debt.

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	March 31, 2014	December 31, 2013
Lines of credit:
Total committed long-term	$1,400	$1,400
Outstanding commercial paper (270 or fewer days)	457	$251
Weighted average interest rate	0.26%	0.27%
Letters of credit supported by LOC	$0.3	$0.3
Available	$943	$1,149

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.2 billion (of which $500 million relates to Fuel Company). In addition, SCE&G is a party to a three-year credit agreement in the amount of $200 million. The five-year agreements expire in October 2018, and the three-year agreement expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.4 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. Consolidated SCE&G pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The letters of credit expire, subject to renewal, in the fourth quarter of 2014.

Consolidated SCE&G participates in a utility money pool. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At March 31, 2014 and December 31, 2013, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $33.8 million and $27.3 million, respectively.

5.	INCOME TAXES

During 2013, SCANA amended certain of its consolidated tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, Consolidated SCE&G recorded an unrecognized tax benefit of $3.0 million. If recognized, this tax benefit would affect the Company’s effective tax rate. No other material changes in the status of Consolidated SCE&G’s tax positions have occurred through March 31, 2014.

                Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Consolidated SCE&G has not recorded interest expense or penalties associated with the 2013 uncertain tax position.

Additionally, during the third quarter of 2013, the IRS issued final regulations regarding the capitalization of certain costs for income tax purposes and re-proposed certain other related regulations (collectively referred to as tangible personal property regulations).  Related IRS revenue procedures were then issued on January 24, 2014. These regulations did not and are not expected to have a material impact on Consolidated SCE&G's financial position, results of operations or cash flows.

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

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements. Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are no longer designated as cash flow hedges, and fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Upon settlement, losses on swaps will be amortized over the lives of related debt issuances, and gains may be applied to under-collected fuel, be amortized to interest expense or applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $36.4 million at March 31, 2014 and $36.4 million at December 31, 2013. Consolidated SCE&G was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.3 billion at March 31, 2014 and $1.3 billion at December 31, 2013, respectively.

The fair value of interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

	Fair Values of Derivative Instruments
	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of March 31, 2014
Derivatives designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$1
			Other deferred credits and other liabilities	2
Total				$3

Derivatives not designated as hedging instruments
Interest rate contracts	Other deferred debits and other assets	$2	Derivative financial instruments	$40
			Other deferred credits and other liabilities	43
Total		$2		$83

As of December 31, 2013
Derivatives designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$1
Total				$1

Derivatives not designated as hedging instruments
Interest rate contracts	Prepayments and other	$13	Derivative financial instruments	$1
	Other deferred debits and other assets	19
Total		$32		$1

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2014	2013	Location	2014	2013
Three Months Ended March 31,
Interest rate contracts	$(3)	$35	Interest expense	$(1)	$(1)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three months ended March 31, 2014 and 2013, respectively.

Derivatives not designated as Hedging Instruments
Millions of dollars	Loss Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
		Location	Amount
Three Months Ended March 31, 2014
Interest rate contracts	$(112)	Other Income	$—

No losses were deferred in regulatory accounts, and no amounts were reclassified from deferred accounts into income, for the three months ended March 31, 2013. As of March 31, 2014, Consolidated SCE&G expects that during the next 12 months reclassifications from other current liabilities and deferred regulatory accounts to earnings arising from derivatives not designated as hedges will include $67.8 million as an increase to other income. The effect of this increase on net income will be entirely offset by the recovery of certain undercollected fuel costs and net lost margin revenues from DSM Programs as further described in Note 2.

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

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that may require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2014 and December 31, 2013, Consolidated SCE&G has posted $4.1 million and $1.5 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of March 31, 2014 and December 31, 2013, Consolidated SCE&G could have been required to post an additional $80.1 million and $0.0 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2014 and December 31, 2013 is $84.2 million and $1.0 million, respectively.

In addition, as of March 31, 2014 and December 31, 2013, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of March 31, 2014 and December 31, 2013, Consolidated SCE&G could request $0.0 million and $31.7 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of March 31, 2014 and December 31, 2013 is $0.0 million and $31.7 million, respectively.

Information related to Consolidated SCE&G's derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of March 31, 2014
Interest rate	$2	—	$2	$(2)	—	—

Balance Sheet Location	Other deferred debits and other assets		$2
	Total		$2

As of December 31, 2013
Interest rate	$32	—	$32	$(1)	—	$31

Balance Sheet Location	Prepayments and other		$13
	Other deferred debits and other assets		19
	Total		$32

Information related to Consolidated SCE&G's derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of March 31, 2014
Interest rate	$86	—	$86	$(2)	$(4)	$80

Balance Sheet Location	Derivative financial instruments		$41
	Other deferred credits and other liabilities		45
	Total		$86

As of December 31, 2013
Interest rate	$2	—	$2	$(1)	$(1)	—

Balance Sheet Location	Derivative financial instruments		$2
	Total		$2

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data.  Fair value Level 2 measurements were as follows:

Millions of dollars		March 31, 2014	December 31, 2013
Assets -	Interest rate contracts	$2	$32
Liabilities -	Interest rate contracts	86	2

There were no Level 1 or Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at March 31, 2014 and December 31, 2013 were as follows:

	March 31, 2014		December 31, 2013
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,047.6	$4,574.2	$4,054.9	$4,433.0

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

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Three months ended March 31,
Service cost	$4.0	$4.8	$1.0	$1.2
Interest cost	8.6	8.0	2.4	2.2
Expected return on assets	(14.2)	(13.0)	—	—
Prior service cost amortization	0.9	1.4	0.1	0.2
Amortization of actuarial losses	1.1	4.6	0.1	0.6
Net periodic benefit cost	$0.4	$5.8	$3.6	$4.2

No significant contribution to the pension trust is expected for the foreseeable future, nor is a limitation on benefit payments expected to apply. SCE&G recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations. Certain pension costs arising prior to 2013 were deferred for future recovery under regulatory orders as discussed in Note 2.

9.	COMMITMENTS AND CONTINGENCIES

 Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at SCE&G's nuclear power plant. Price-Anderson provides funds up to $13.6 billion for public liability claims that could arise from a single nuclear incident. Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is currently liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year.  SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL.  The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses.  Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $41.6 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station Unit 1 exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer.  SCE&G has no reason to anticipate a serious nuclear incident.  However, if such an incident were to occur, it likely would have a material impact on Consolidated SCE&G’s results of operations, cash flows and financial position.

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

SCE&G's current ownership share in the New Units is 55%. Under an agreement signed in January 2014 (and subject to customary closing conditions, including necessary regulatory approvals), SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, will acquire an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and will acquire the final 2% no later than the second anniversary of such commercial operation date. Under the terms of the agreement SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of conveyance, which SCE&G estimates will be approximately $500 million for the entire 5% interest. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments would be reflected in a revised rates filing under the BLRA.

Under the BLRA, the SCPSC has approved, among other things, the construction milestone schedule and capital costs estimates schedule for the New Units. The effect of this approval is that it constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved construction milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. The BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2.

The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve issues that arise during the course of constructing a project of this magnitude.  During the course of activities under the EPC Contract, issues have materialized that have impacted the project budget and schedule. Claims by the Consortium specifically relating to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site which resulted in assertions of contractual entitlement to recover additional costs have been resolved. SCE&G expects to resolve any additional disputes through both the informal and formal procedures and anticipates that any additional costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC has also approved an 18-month contingency period beyond each of these dates.

In November 2012, the SCPSC approved a petition by SCE&G under the BLRA for an updated construction milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Immediately thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its order, and on December 12, 2012, the SCPSC denied both petitions.  In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court, contending that the SCPSC erred in granting approval of the updated capital costs for the New Units. The South Carolina Supreme Court heard arguments related to those appeals on April 16, 2014.  SCE&G is unable to predict the outcome of these appeals.

The Consortium has experienced delays in the schedule for fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules are a focus area of the Consortium, including sub-modules for module CA20, which is part of the auxiliary building, and CA01, which houses components inside the containment vessel. Modules CA20 and CA01 are considered critical path items for both New Units. All sub-modules for CA20 have been received on site and its assembly is underway. CA20 is expected to be ready for placement on the nuclear island of Unit 2 in May 2014. In addition, the delivery schedule of sub-modules for CA01 is expected to support completion of on-site fabrication to allow it to be ready for placement on the nuclear island of Unit 2 during the latter half of 2014. With this schedule, the Consortium continues to indicate that the substantial completion of Unit 2 is expected to be late 2017 or the first quarter of 2018 and that the substantial completion of Unit 3 is expected to be approximately 12 months after that of Unit 2. These dates are within the SCPSC-approved 18-month contingency period. SCE&G cannot predict with certainty the extent to which the issue with the sub-modules or the delays in the substantial completion of the New Units will result in increased project costs. However, the preliminary estimate of the delay-related costs associated with SCE&G's share of the New Units is approximately $200 million. SCE&G has not accepted responsibility for any of these delay-related costs and expects to have further discussions with the Consortium regarding such responsibility. Additionally, the EPC Contract provides for liquidated damages in the event of a delay in the completion of the facility, which will also be included in discussions with the Consortium. SCE&G believes its responsibility for any portion of the $200 million estimate should ultimately be substantially less, once all of the relevant factors are considered.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedule and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result will be a revised fully integrated project schedule that will provide detailed information on budget and cost and the timing of specific construction activities and cash flow requirements. SCE&G anticipates that the revised schedule and the cost estimate at completion for all non-firm and fixed scopes of work will be finalized in the latter half of 2014. SCE&G plans to reevaluate and reschedule its owners cost estimates and cash flow requirements in light of the new schedule.

The construction milestone schedule approved by the SCPSC in November 2012 provides for 146 construction milestone dates, which are each subject to an 18-month schedule contingency. As of May 3, 2014, 98 milestones have been completed. The currently scheduled completion dates for 44 of the remaining milestones have been delayed between two and 17 months. If, as a result of the re-baselining of the construction schedules for the New Units, the time period for achieving any of the milestones extends beyond its 18-month schedule contingency and/or the capital costs estimates increase, then SCE&G, as provided for under the BLRA, may petition the SCPSC for an order to update the construction milestone schedule and/or capital costs estimates schedule. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

In addition to the above-described project delays, SCE&G is also aware of financial difficulties at a supplier responsible for certain significant components of the project.  The Consortium is monitoring the potential for disruptions in such equipment fabrication and possible responses.  Any disruptions could impact the project's schedule or costs, and such impacts could be material.

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units.  In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  These conditions and requirements are responsive to the NRC's Near-Term Task Force report titled “Recommendations for Enhancing Reactor Safety in the 21st Century.”  This report was prepared in the wake of the March 2011 earthquake-generated tsunami, which severely damaged several nuclear generating units and their back-up cooling systems in Japan.  SCE&G continues to evaluate the impact of these conditions and requirements that may be imposed on the construction and operation of the New Units, and prepared and submitted an integrated response plan for the New Units to the NRC in August 2013.  SCE&G cannot predict what additional regulatory or other outcomes may be implemented in the United States, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

Subject to a national megawatt capacity limitation, the electricity to be produced by the New Units (advanced nuclear units, as defined) is expected to qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code. Following the pouring of safety-related concrete for each of the New Units’ reactor buildings (March 2013 for Unit 2 and November 2013 for Unit 3), SCE&G has applied to the IRS for its allocations of such national megawatt capacity limitation. The IRS will forward the applications to the DOE for appropriate certification.

Environmental

As part of the President's Climate Action Plan and by Presidential Memorandum issued June 25, 2013, the EPA was directed to issue a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The rule became final on January 8, 2014 and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants can be constructed without carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the final rule, but does not plan to construct new coal-fired units in the foreseeable future. The Memorandum also directed the EPA to issue standards, regulations, or guidelines for existing units by June 1, 2014, to be made final no later than June 1, 2015. Consolidated SCE&G also cannot predict when rules will become final for existing units, if at all, or what conditions they may impose on Consolidated SCE&G, if any. Consolidated SCE&G expects that any costs incurred to comply with GHG emission requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements. On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the Court of Appeals issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. On April 29, 2014, the U. S. Supreme Court reversed the judgment of the Court of Appeals and CSAPR was remanded to the Court of Appeals for further proceedings consistent with the U. S. Supreme Court opinion. Air quality control installations that SCE&G and GENCO have already completed have allowed Consolidated SCE&G to comply with the reinstated CAIR and will also allow it to comply with CSAPR, if reinstated.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule was published in the Federal Register on June 7, 2013, and is expected to be finalized September 30, 2015. The EPA expects compliance within a three to six year time frame as NPDES permits are renewed.

Additionally, the EPA is expected to issue a rule that modifies requirements for existing cooling water intake structures in 2014. Consolidated SCE&G is conducting studies and is developing or implementing compliance plans for these initiatives. Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of Consolidated SCE&G. Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

In response to a federal court order to establish a definite timeline for a CCR rule and subsequent obligation via consent decree, the EPA committed to issue new federal regulations affecting the management and disposal of CCRs, such as ash, by December 19, 2014. Such regulations could result in the treatment of some CCRs as hazardous waste and could impose significant costs to utilities, such as SCE&G and GENCO. While Consolidated SCE&G cannot predict how extensive the regulations will be, Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2013, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017, and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue until 2017 and will cost an additional $20.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At March 31, 2014, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $36.7 million and are included in regulatory assets.

10.	AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $5.5 million and $8.4 million for the three months ended March 31, 2014 and 2013, respectively.  SCE&G had approximately $3.3 million and $3.3 million payable to CGT for transportation services at March 31, 2014 and December 31, 2013, respectively. SCE&G had approximately $2.5 million and1.3 million receivable from CGT for transportation services at March 31, 2014 and December 31, 2013, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $53.4 million and $42.1 million for the three months ended March 30, 2014 and 2013, respectively.  SCE&G’s payables to SEMI for such purposes were $17.2 million and $12.5 million as of March 31, 2014 and December 31, 2013, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s receivable from this affiliate was $4.4 million at March 31, 2014 and $18.0 million at December 31, 2013.  SCE&G’s payable to this affiliate was $4.4 million at March 31, 2014 and $18.0 million at December 31, 2013.  SCE&G’s total purchases from this affiliate were $39.2 million and $14.3 million for the three months ended March 31, 2014 and 2013, respectively.  SCE&G’s total sales to this affiliate were $39.0 million and $14.3 million for the three months ended March 31, 2014 and 2013, respectively.

SCANA Services provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $76.2 million and $78.6 million for the three months ended March 31, 2014 and 2013, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $45.6 million and $49.1 million at March 31, 2014 and December 31, 2013, respectively.
Money pool borrowings from an affiliate are described in Note 4.

11.	SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments are listed in the following table.  Consolidated SCE&G uses operating income to measure profitability for its regulated operations.  Therefore, earnings available to common shareholder are not allocated to the Electric Operations and Gas Distribution segments.  Intersegment revenues were not significant.

	External	Operating	Earnings Available to
Millions of dollars	Revenue	Income	Common Shareholder
Three Months Ended March 31, 2014
Electric Operations	$680	$198	n/a
Gas Distribution	179	41	n/a
Adjustments/Eliminations	—	—	$123
Consolidated Total	$859	$239	$123

Three Months Ended March 31, 2013
Electric Operations	$585	$153	n/a
Gas Distribution	143	38	n/a
Adjustments/Eliminations	—	—	$89
Consolidated Total	$728	$191	$89

	March 31,	December 31,
Segment Assets	2014	2013
Electric Operations	$9,542	$9,488
Gas Distribution	692	686
Adjustments/Eliminations	2,615	2,526
Consolidated Total	$12,849	$12,700

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2013.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31. 2014
AS COMPARED TO THE CORRESPONDING PERIOD IN 2013

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2014	Change	2013
Net income	$126.2	37.5%	$91.8

 Net income increased due to higher electric and gas margins.  These margin increases were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher interest cost and higher property taxes, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2014:

Declaration Date	Amount	Quarter Ended	Payment Date
February 20, 2014	$64.3 million	March 31, 2014	April 1, 2014
April 24, 2014	$64.4 million	June 30, 2014	July 1, 2014

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013
Operating revenues	$679.9	16.1%	$585.6
Less: Fuel used in generation	213.8	13.9%	187.7
Purchased power	25.0	*	7.0
Margin	$441.1	12.8%	$390.9
* Greater than 100%

Electric margin increased primarily due to the effects of weather of $20.1 million, customer growth and consumption of $13.2 million and base rate increases under the BLRA and DSM Program rider of $16.7 million. Due to the termination of eWNA effective January 1, 2014, electric margin is subject to the effects of weather.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2014	Change	2013
Residential	2,151	15.8%	1,858
Commercial	1,750	4.9%	1,669
Industrial	1,453	3.6%	1,403
Other	140	4.5%	134
Total Retail Sales	5,494	8.5%	5,064
Wholesale	244	(7.6)%	264
Total Sales	5,738	7.7%	5,328

Retail sales volume increased by 246 GWh due to the effects of weather and by 131 GWh due to customer growth and higher average use. The decrease in wholesale sales is primarily due to the expiration of a customer contract.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013
Operating revenues	$178.9	25.4%	$142.7
Less: Gas purchased for resale	109.2	41.6%	77.1
Margin	$69.7	6.3%	$65.6

Margin increased primarily due to residential and commercial customer growth of $1.8 million and increased average usage of $2.3 million. SCE&G's WNA mitigates weather-related fluctuations in margin but has no impact on volumes.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

Classification (in thousands)	2014	Change	2013
Residential	8,440	30.7%	6,459
Commercial	5,184	20.7%	4,294
Industrial	4,520	(15.8)%	5,369
Transportation	654	(50.3)%	1,316
Total	18,798	7.8%	17,438

Total sales volumes increased primarily due to the effects of weather.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2014	Change	2013
Other operation and maintenance	$141.7	2.4%	$138.4
Depreciation and amortization	78.1	0.6%	77.6
Other taxes	52.3	5.4%	49.6

Other operation and maintenance expenses increased primarily due to incremental storm related expenses. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Expense

Other income (expense) includes the results of certain incidental (non-utility) activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  AFC increased in 2014 due to higher AFC rates.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended March 31, 2014 were higher than the same period in 2013 primarily due to higher income before taxes which was partially offset by a marginally lower effective tax rate.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2014 was 4.11 and 3.66, respectively.

SCE&G received approximately $20 million during the three months ended March 31, 2014 as an equity contribution from its parent company.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  These letters of credit expire, subject to renewal, in the fourth quarter of 2014.

At March 31, 2014, Consolidated SCE&G had net available liquidity of approximately $976 million. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2018. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 20 years and bears an average interest cost of 5.7%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $150 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2014 and is expected to be renewed.

In connection with the expected delays in the substantial completion of the New Units described in Note 9 to the condensed consolidated financial statements, SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2014 through 2016, which are subject to continuing review and adjustment, are $879 million in 2014, $910 million in 2015, and $702 million in 2016.

OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2014, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2014, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2014, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

SCANA and SCE&G:

SCANA and SCE&G post information from time to time regarding developments relating to SCE&G’s new nuclear project on SCANA’s website at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC).  On SCANA’s homepage, there is a yellow box containing a link to the New Nuclear Development section of the website.  That section in turn contains a yellow box with a link to project news and updates.  Some of the information that will be posted from time to time, including the quarterly reports that SCE&G submits to the SCPSC and the ORS in connection with the new nuclear project, may be deemed to be material information that has not otherwise become public. Investors, media and others interested in SCE&G’s new nuclear project are encouraged to review this information and can sign up, under the Investor Relations Section at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC) for an email alert when there is a new posting in the New Nuclear Development yellow box.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: May 8, 2014	James E. Swan, IV
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