Form 10-Q
period 2014-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2014-11-10
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2014
SCANA Corporation	Without Par Value	142,550,214
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

SEPTEMBER 30, 2014

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
(9)the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity;

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

(18)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(19)	labor disputes;

(20)	performance of SCANA’s pension plan assets;

(21)	changes in taxes and tax credits, including production tax credits for new nuclear units;

(22)	inflation or deflation;

(23)	compliance with regulations;

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

SCANA CORPORATION
FINANCIAL SECTION

PART I.  FINANCIAL INFORMATION

ITEM 1. F INANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2014	December 31, 2013
Assets
Utility Plant In Service	$12,442	$12,213
Accumulated Depreciation and Amortization	(4,150)	(4,011)
Construction Work in Progress	3,232	2,724
Plant to be Retired, Net	167	177
Nuclear Fuel, Net of Accumulated Amortization	282	310
Goodwill, net of writedown of $230	230	230
Utility Plant, Net	12,203	11,643
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $156 and $150	314	317
Assets held in trust, net-nuclear decommissioning	109	101
Other investments	88	86
Nonutility Property and Investments, Net	511	504
Current Assets:
Cash and cash equivalents	82	136
Receivables, net of allowance for uncollectible accounts of $6 and $6	690	802
Inventories (at average cost):
Fuel and gas supply	213	232
Materials and supplies	143	131
Prepayments and other	231	120
Total Current Assets	1,359	1,421
Deferred Debits and Other Assets:
Regulatory assets	1,564	1,360
Pension asset	55	47
Other	179	189
Total Deferred Debits and Other Assets	1,798	1,596
Total	$15,871	$15,164

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2014	December 31, 2013
Capitalization and Liabilities
Common Stock - no par value (shares outstanding: September 30, 2014 - 142.2 million; December 31, 2013 - 140.7 million)	$2,355	$2,280
Retained Earnings	2,654	2,444
Accumulated Other Comprehensive Loss	(61)	(60)
Total Common Equity	4,948	4,664
Long-Term Debt, net	5,681	5,395
Total Capitalization	10,629	10,059
Current Liabilities:
Short-term borrowings	487	376
Current portion of long-term debt	52	54
Accounts payable	387	425
Customer deposits and customer prepayments	96	88
Taxes accrued	137	206
Interest accrued	79	82
Dividends declared	72	69
Derivative financial instruments	113	8
Other	113	134
Total Current Liabilities	1,536	1,442
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,781	1,703
Deferred investment tax credits	29	32
Asset retirement obligations	592	576
Postretirement benefits	224	227
Regulatory liabilities	857	966
Other	223	159
Total Deferred Credits and Other Liabilities	3,706	3,663
Commitments and Contingencies (Note 9)	—	—
Total	$15,871	$15,164

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2014	2013	2014	2013
Operating Revenues:
Electric	$739	$704	$2,027	$1,898
Gas - regulated	132	128	740	667
Gas - nonregulated	250	219	969	813
Total Operating Revenues	1,121	1,051	3,736	3,378
Operating Expenses:
Fuel used in electric generation	212	196	636	570
Purchased power	13	19	54	35
Gas purchased for resale	304	265	1,291	1,076
Other operation and maintenance	169	167	523	513
Depreciation and amortization	96	95	286	282
Other taxes	58	54	174	164
Total Operating Expenses	852	796	2,964	2,640
Operating Income	269	255	772	738
Other Income (Expense):
Other income	18	10	103	36
Other expense	(12)	(10)	(39)	(32)
Interest charges, net of allowance for borrowed funds used during construction of $5, $4, $13 and $10	(79)	(74)	(231)	(223)
Allowance for equity funds used during construction	11	9	26	19
Total Other Expense	(62)	(65)	(141)	(200)
Income Before Income Tax Expense	207	190	631	538
Income Tax Expense	63	59	198	170
Net Income	$144	$131	$433	$368
Per Common Share Data
Basic Earnings Per Share of Common Stock	$1.01	$0.94	$3.06	$2.67
Diluted Earnings Per Share of Common Stock	$1.01	$0.94	$3.06	$2.66
Weighted Average Common Shares Outstanding (millions)
Basic	142.1	140.1	141.6	138.0
Diluted	142.1	140.1	141.6	138.6
Dividends Declared Per Share of Common Stock	$0.5250	$0.5075	$1.5750	$1.5225

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Net Income	$144	$131	$433	$368
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $(1), $-, $(2) and $2	(2)	(1)	(3)	3
Losses on cash flow hedging activities reclassified to net income, net of tax of $1, $1, $- and $4	2	2	1	7
Employee benefit plan remeasurement and curtailment gains arising during the period, net of tax of $-,$2, $-, and $2	—	4	—	4
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax of $-, $-, $- and $-	1	1	1	1
Other Comprehensive Income (Loss)	1	6	(1)	15
Total Comprehensive Income	$145	$137	$432	$383

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Cash Flows From Operating Activities:
Net income	$433	$368
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	2	—
Deferred income taxes, net	63	62
Depreciation and amortization	298	294
Amortization of nuclear fuel	31	42
Allowance for equity funds used during construction	(26)	(19)
Carrying cost recovery	(7)	—
Changes in certain assets and liabilities:	—
Receivables	111	70
Inventories	(34)	(8)
Prepayments and other	(90)	8
Regulatory liabilities	(133)	78
Accounts payable	(18)	(32)
Taxes accrued	(69)	(27)
Interest accrued	(3)	(7)
Pension and other post retirement benefits	(13)	(133)
Regulatory assets	(171)	142
Other assets	16	(46)
Other liabilities	168	(13)
Net Cash Provided From Operating Activities	558	779
Cash Flows From Investing Activities:
Property additions and construction expenditures	(778)	(868)
Proceeds from investments (including derivative collateral posted)	204	199
Purchase of investments (including derivative collateral posted)	(247)	(161)
Proceeds from interest rate contract settlement	—	43
Payments upon interest rate contract settlement	(34)	(49)
Net Cash Used For Investing Activities	(855)	(836)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	75	272
Proceeds from issuance of long-term debt	294	451
Repayment of long-term debt	(17)	(256)
Dividends	(220)	(207)
Short-term borrowings, net	111	(245)
Net Cash Provided From Financing Activities	243	15
Net Decrease In Cash and Cash Equivalents	(54)	(42)
Cash and Cash Equivalents, January 1	136	72
Cash and Cash Equivalents, September 30	$82	$30
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $13 and $10)	$225	$222
– Income taxes	246	70
Noncash Investing and Financing Activities:
Accrued construction expenditures	108	97
Capital leases	4	5
Nuclear fuel purchase	—	98

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
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

Reconciliations of the weighted average number of common shares for basic and diluted earnings per share computation purposes are as follows:

	Third Quarter		Year to Date
Millions	2014	2013	2014	2013
Weighted Average Shares Outstanding - Basic	142.1	140.1	141.6	138.0
Effect of dilutive equity forward shares	—	—	—	0.6
Weighted Average Shares - Diluted	142.1	140.1	141.6	138.6

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 47% and 48% of PSNC Energy’s natural gas inventory at September 30, 2014 and December 31, 2013, respectively, with a carrying value of $25.4 million and $22.8 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under supply service agreements. The agreements expire March 31, 2015.

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

By order dated April 29, 2014, the SCPSC approved a settlement agreement among SCE&G, the ORS and the SCEUC in which SCE&G agreed to increase its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014.  The SCPSC's order also provided for, among other things, the application of approximately $46 million in deferred gains from the late 2013 settlement of certain interest rate swaps, previously recorded as regulatory liabilities, to reduce the under-collected balance of fuel costs in April 2014 and the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs during the period May 1, 2014 through April 30, 2015.

The increase to the base fuel cost component was offset by a reduction in SCE&G’s rate rider related to pension costs, which was approved by the SCPSC in March 2014. The reduction was requested by SCE&G as a result of lower net periodic benefit costs in 2014. See also Note 8.

               The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel.  As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014.  By order of the SCPSC, the impact of this action will be considered in future cost of fuel rate adjustments.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate. During the three and nine months ended September 30, 2014, $1.6 million and $4.1 million, respectively, of such carrying costs were accrued within other income. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline.  When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

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

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost margin revenue associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost margin revenues, program costs, incentives and net program benefits. The SCPSC approved the following rate increases pursuant to annual DSM Programs filings, which went into effect as indicated:

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

•
In April 2014 the SCPSC approved SCE&G’s request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of the gains from the late 2013 settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost margin revenues component of SCE&G’s DSM Programs rider, and (3) apply $5.0 million of its storm damage reserve and $5.0 million of the gains from the settlement of certain interest rate derivative instruments to the remaining balance of deferred net lost margin revenues as of April 30, 2014, which had been deferred within regulatory assets resulting from the May 2013 order previously described.

•
In addition, in April 2014 the SCPSC, upon recommendation of the ORS, reduced by 25%, or $6.6 million, the amount of net lost margin revenues SCE&G expects to experience over the 12-month period beginning with the first billing cycle of May 2014, and ordered that the $6.6 million be applied to decrease the amount of program costs deferred for recovery. Actual net lost margin revenues not collected in the current DSM Programs rate rider are subject to true up in the following program year.

Electric – BLRA

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved the following retail electric rate changes under the BLRA effective for bills rendered on and after October 30 in the years indicated:

Year	Action		Amount
2014	2.8%	Increase	$66.2 million
2013	2.9%	Increase	$67.2 million
2012	2.3%	Increase	$52.1 million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the years indicated:

Year	Action		Amount
2014	0.6%	Decrease	$2.6 million
2013	No change		-
2012	2.1%	Increase	$7.5 million

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2013 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent. SCE&G's 2014 annual PGA hearing was held on November 6, 2014 and the SCPSC's ruling is pending.

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

In September 2014, in connection with PSNC Energy's 2014 Annual Prudence Review, the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2014.

During the third quarter of 2013, the State of North Carolina passed legislation that changed statutes covering gross receipts, sales and use, excise, franchise and income taxes.  On December 6, 2013, the NCUC issued an order notifying utilities that the incremental revenue requirement impact associated with the change in the level of state income tax expense included in each utility’s cost of service would be deemed to be collected on a provisional basis (subject to refund) beginning January 1, 2014. On May 13, 2014, the NCUC issued an order requiring utilities to adjust rates to reflect changes in the state corporate income tax rate and to file a proposal to refund amounts collected on a provisional basis. Pursuant to the order, PSNC Energy lowered its rates effective July 1, 2014, and notwithstanding a subsequent reversal of the NCUC's order, PSNC Energy expects to refund amounts collected on a provisional basis through the normal operation of the Rider D rate mechanism. At September 30, 2014, these amounts were not material.

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

Millions of dollars	September 30, 2014	December 31, 2013
Regulatory Assets:
Accumulated deferred income taxes	$254	$259
Under-collections - electric fuel adjustment clause	38	18
Environmental remediation costs	40	41
AROs and related funding	378	368
Franchise agreements	27	31
Deferred employee benefit plan costs	222	238
Planned major maintenance	7	—
Deferred losses on interest rate derivatives	318	124
Deferred pollution control costs	36	37
Unrecovered plant	139	145
DSM Programs	53	51
Other	52	48
Total Regulatory Assets	$1,564	$1,360

Regulatory Liabilities:
Accumulated deferred income taxes	$22	$24
Asset removal costs	719	695
Storm damage reserve	6	27
Monetization of bankruptcy claim	27	29
Deferred gains on interest rate derivatives	83	181
Planned major maintenance	—	10
Total Regulatory Liabilities	$857	$966

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

Unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through approximately 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represent deferred costs associated with such programs.  As a result of an April 2014 SCPSC order, deferred costs are currently being recovered over approximately ten years through an approved rate rider.  See Rate Matters - Electric - Base Rates above for details regarding the 2014 filing with the SCPSC regarding recovery of these deferred costs.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 33 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. In 2014, $16.2 million of the reserve was applied to offset incremental storm damage costs. Also, as discussed at Rate Matters - Electric - Base Rates, in April 2014 $5.0 million of the reserve was applied to offset unrecovered net lost margin revenues related to DSM Programs.

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

3.COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2014 and 2013 were as follows:

			Accumulated Other Comprehensive Income (Loss)
Millions of dollars	Common Stock	Retained Earnings	Gains (Losses) on Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total Common Equity
Balance as of January 1, 2014	$2,280	$2,444	$(52)	$(8)	$(60)	$4,664
Net Income		433				433
Other Comprehensive Income (Loss):
Losses arising during the period			(3)	—	(3)	(3)
Losses/amortization reclassified from AOCI			1	1	2	2
Total Comprehensive Income (Loss)		433	(2)	1	(1)	432
Issuance of Common Stock	75					75
Dividends Declared		(223)				(223)
Balance as of September 30, 2014	$2,355	$2,654	$(54)	$(7)	$(61)	$4,948

Balance as of January 1, 2013	$1,983	$2,257	$(70)	$(16)	$(86)	$4,154
Net Income		368				368
Other Comprehensive Income:
Gains arising during the period			3	4	7	7
Losses/amortization reclassified from AOCI			7	1	8	8
Total Comprehensive Income		368	10	5	15	383
Issuance of Common Stock	273					273
Dividends Declared		(212)				(212)
Balance as of September 30, 2013	$2,256	$2,413	$(60)	$(11)	$(71)	$4,598

Gains and losses on cash flow hedges reclassified during the nine months ended September 30, 2014 resulted in higher interest expense of $5 million and lower cost of gas purchased for resale of $4 million. Such reclassifications during the comparable period in 2013 resulted in higher interest expense of $5 million and higher cost of gas purchased for resale of $2 million.

SCANA had 200 million shares of common stock authorized as of September 30, 2014 and December 31, 2013, of which 142.2 million and 140.7 million were issued and outstanding at September 30, 2014 and December 31, 2013, respectively.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013	September 30, 2014	December 31, 2013
Lines of credit:
Total committed long-term	$300	$300	$1,400	$1,400	$100	$100
Outstanding commercial paper (270 or fewer days)	$127	$125	$361	$251	—	—
Weighted average interest rate	0.35%	0.39%	0.28%	0.27%	—	—
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$170	$172	$1,039	$1,149	$100	$100

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.2 billion (of which $500 million relates to Fuel Company) and $100 million, respectively. In addition, SCE&G is a party to a three-year credit agreement in the amount of $200 million. In October 2014, the term of the five-year agreements was extended by one year, such that they expire in October 2019. The three-year agreement expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.8 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. The Company pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company. The Company expects to replace the letters of credit in the fourth quarter of 2014.

5.INCOME TAXES

During 2013 the Company amended certain of its tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, the Company recorded an unrecognized tax benefit of $3.0 million. During 2014 the Company filed its 2013 tax return and amended additional tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, the Company increased its unrecognized tax benefit by $8.2 million (for a total of $11.2 million). If recognized, this tax benefit would affect the Company’s effective tax rate. No other material changes in the status of the Company’s tax positions have occurred through September 30, 2014. These amended returns are now under examination by the IRS.

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

Additionally, during the third quarter of 2013, the IRS issued final regulations regarding the capitalization of certain costs for income tax purposes and re-proposed certain other related regulations (collectively referred to as tangible personal property regulations).  Related IRS revenue procedures were then issued on January 24, 2014. These regulations and procedures did not and are not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are no longer designated as cash flow hedges, and related fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Upon settlement, losses on swaps will be amortized over the lives of related debt issuances, and gains may be applied to under-collected fuel, may be amortized to interest expense or may be applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of September 30, 2014
Commodity contracts	6,000,000	10,654,000	3,193,220	19,847,220
Energy management contracts (a)	—	—	38,237,189	38,237,189
Total (a)	6,000,000	10,654,000	41,430,409	58,084,409

As of December 31, 2013
Commodity contracts	6,070,000	6,726,000	2,560,000	15,356,000
Energy management contracts (b)	—	—	27,359,958	27,359,958
Total (b)	6,070,000	6,726,000	29,919,958	42,715,958

(a)  Includes an aggregate 1,199,038 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 348,453 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $124.4 million at September 30, 2014 and $128.8 million at December 31, 2013. The Company was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.1 billion at September 30, 2014 and $1.3 billion at December 31, 2013.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

Fair Values of Derivative Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of September 30, 2014
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$4
			Other deferred credits and other liabilities	22
Commodity contracts	Derivative financial instruments	$1	Derivative financial instruments	3
Total		$1		$29

Not designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$102
			Other deferred credits and other liabilities	51
Commodity contracts	Prepayments and other	$2
Energy management contracts	Prepayments and other	5	Derivative financial instruments	4
	Other deferred debits and other assets	2	Other deferred credits and other liabilities	3
Total		$9		$160

As of December 31, 2013
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$5
			Other deferred credits and other liabilities	14
Commodity contracts	Prepayments and other	$2
Total		$2		$19

Not designated as hedging instruments
Interest rate contracts	Prepayments and other	$13	Derivative financial instruments	$1
	Other deferred debits and other assets	19
Commodity contracts	Prepayments and other	2
Energy management contracts	Prepayments and other	4	Derivative financial instruments	4
	Other deferred debits and other assets	4	Other deferred credits and other liabilities	4
Total		$42		$9

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives Designated as Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for any period presented.

Derivatives in Cash Flow Hedging Relationships

	Gain (Loss) Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2014	2013	Location	2014	2013
Three Months Ended September 30,
Interest rate contracts	$(1)	$19	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(5)	$115	Interest expense	$(2)	$(2)

	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

	(Effective Portion)			(Effective Portion)
Millions of dollars	2014	2013	Location	2014	2013
Three Months Ended September 30,
Interest rate contracts	—	—	Interest expense	$(2)	$(2)
Commodity contracts	$(2)	$(1)	Gas purchased for resale	—	—
Total	$(2)	$(1)		$(2)	$(2)
Nine Months Ended September 30,
Interest rate contracts	$(4)	$4	Interest expense	$(5)	$(5)
Commodity contracts	1	(1)	Gas purchased for resale	4	(2)
Total	$(3)	$3		$(1)	$(7)

As of September 30, 2014, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include an insignificant increase to gas cost and approximately $6.3 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2014, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2016.

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and nine months ended September 30, 2014 and 2013, respectively.

Derivatives not designated as Hedging Instruments
Millions of dollars	Loss Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
Three Months Ended September 30, 2014		Location	Amount
Interest rate contracts	$(35)	Other income	$5
Nine Months Ended September 30, 2014
Interest rate contracts	$(220)	Other income	$60

For the three and nine months ended September 30, 2013, no losses were deferred in regulatory accounts, and no amounts were reclassified from deferred accounts into income. As of September 30, 2014, the Company expects that during the next 12 months reclassifications from other current liabilities and deferred regulatory accounts to earnings arising from derivatives not designated as hedges will include $9.6 million as an increase to other income. The effect of this increase on net income will be entirely offset by net lost margin revenues from DSM Programs as further described in Note 2.

Credit Risk Considerations

The Company limits credit risk in its commodity and interest rate derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, the Company uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data, as well as financial statements, to assess the financial health of counterparties. The Company uses standardized master agreements which may include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements permit the secured party to demand the posting of cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with the Company's credit policies and due diligence. In addition, collateral agreements allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of the Company’s derivative instruments contain contingent provisions that may require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2014 and December 31, 2013, the Company has posted $69.0 million and $26.8 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of September 30, 2014 and December 31, 2013, the Company could have been required to post an additional $117.0 million and $- million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2014 and December 31, 2013 is $187.0 million and $25.2 million, respectively.

In addition, as of September 30, 2014 and December 31, 2013, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of September 30, 2014 and December 31, 2013, the Company could request $- million and $34.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2014 and December 31, 2013 is $- million and $34.1 million, respectively. In addition, at September 30, 2014, the Company could have called on letters of credit in the amount of $5.0 million related to $6.0 million in commodity derivatives that are in a net asset position, compared to letters of credit of $6.0 million related to derivatives of $6.0 million at December 31, 2013, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting of derivative assets follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2014
Interest rate contracts	—	—	—	—	—	—
Commodity contracts	$3	$(1)	$2	—	—	$2
Energy management contracts	7	(1)	6	—	—	6
Total	$10	$(2)	$8	—	—	$8

Balance sheet location	Prepayments and other		$6
	Other deferred debits and other assets		2
	Total		$8

As of December 31, 2013
Interest rate contracts	$32	—	$32	$(1)	—	$31
Commodity contracts	4	—	4	—	—	4
Energy management contracts	8	—	8	—	—	8
Total	$21	—	$44	$(1)	—	$43

Balance sheet location	Prepayments and other		$21
	Other deferred debits and other assets		23
	Total		$44

Information related to the Company's offsetting of derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of September 30, 2014
Interest rate contracts	$179	—	$179	—	$(63)	$116
Commodity contracts	3	$(1)	2	—	(1)	1
Energy management contracts	7	(1)	6	—	(5)	1
Total	$189	$(2)	$187	—	$(69)	$118

Balance sheet location	Derivative financial instruments		$112
	Other deferred credits and other liabilities		75
	Total		$187

As of December 31, 2013
Interest rate contracts	$20	—	$20	$(1)	$(19)	—
Energy management contracts	8	—	8	—	(6)	$2
Total	$28	—	$28	$(1)	$(25)	$2

Balance sheet location	Derivative financial instruments		$10
	Other deferred credits and other liabilities		18
	Total		$28

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of September 30, 2014		As of December 31, 2013
Millions of dollars	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$12	—	$9	—
Interest rate contracts	—	—	—	$32
Commodity contracts	2	$1	2	2
Energy management contracts	1	6	1	7
Liabilities:
Interest rate contracts	—	179	—	20
Commodity contracts	—	3	—	—
Energy management contracts	—	10	—	12

There were no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,733.2	$6,469.6	$5,449.3	$5,916.3

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

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Three months ended September 30,
Service cost	$5.0	$5.1	$0.9	$1.2
Interest cost	9.9	9.5	2.8	2.8
Expected return on assets	(16.4)	(15.1)	—	—
Prior service cost amortization	1.1	1.5	0.1	0.1
Charge due to curtailment	—	9.9	—	—
Amortization of actuarial losses	0.9	3.5	(0.2)	0.8
Net periodic benefit cost	$0.5	$14.4	$3.6	$4.9

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Nine months ended September 30,
Service cost	$15.0	$16.9	$3.4	$4.4
Interest cost	30.3	28.4	9.0	8.3
Expected return on assets	(50.0)	(45.8)	—	—
Prior service cost amortization	3.1	4.9	0.3	0.5
Charge due to curtailment	—	9.9	—	—
Transition obligation amortization	—	—	—	0.3
Amortization of actuarial losses	3.5	14.4	—	2.5
Net periodic benefit cost	$1.9	$28.7	$12.7	$16.0

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

Under the BLRA, the SCPSC has approved, among other things, the milestone schedule and capital costs estimates schedule for the New Units. The effect of this approval is that it constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. The BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2.

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

In November 2012, the SCPSC approved a petition by SCE&G under the BLRA for an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Immediately thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its order, and on December 12, 2012, the SCPSC denied both petitions.  In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court, contending that the SCPSC erred in granting approval of the updated capital costs for the New Units. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC has also approved an 18-month contingency period beyond each of these dates. As of September 30, 2014, SCE&G's 55% share of the estimated cash outlays (future value, excluding AFC) totaled approximately $5.5 billion for plant and related transmission infrastructure costs, based on historical one-year and five-year escalation rates as required by the SCPSC. As of September 30, 2014, and based on the updated milestone schedule and capital costs schedule approved by the SCPSC in November 2012 (see above), SCE&G estimated such cost will be approximately $500 million for the additional 5% interest being acquired from Santee Cooper.

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule for fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules have been and remain focus areas of the Consortium, including sub-modules for module CA20, which is part of the auxiliary building, and CA01, which houses components inside the containment vessel. Modules CA20 and CA01, as well as shield building modules, are considered critical path items for both New Units. CA20 was placed on the nuclear island of Unit 2 in May 2014. The delivery schedule of sub-modules for CA01 is expected to support completion of on-site fabrication to allow it to be ready for placement on the nuclear island of Unit 2 during the first half of 2015.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit

2 is expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later. These expected substantial completion dates do not reflect all efforts that may be possible to mitigate delay, nor has SCE&G accepted this new schedule.

Also in August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. To the extent that production tax credits are realized, their benefits are expected to be provided to SCE&G's electric customers.

The Consortium has also provided preliminary cost estimates for Units 2 and 3 principally related to delays for non-firm and non-fixed scopes of work to achieve the late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million. This figure is presented in 2007 dollars and would be subject to escalation. This figure also excludes any owner's cost amounts associated with the delays, which amounts could be significant. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review. It is anticipated that further study, evaluation and negotiations will occur. SCE&G plans to reevaluate and reschedule its owners cost estimates and cash flow requirements in light of that new schedule when it is finalized. SCE&G anticipates that the revised schedule and cost estimate will be finalized sometime in 2015.

The milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, which are each subject to an 18-month schedule contingency. As of October 31, 2014, 100 milestones have been completed. The completion dates for two of the remaining milestones have been extended beyond their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Upon completion of the re-baselining and the finalization of the revised schedule and cost estimate at completion, SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule and capital costs estimates schedule. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  SCE&G continues to evaluate the impact of these conditions and requirements that may be imposed on the construction and operation of the New Units, and prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. SCE&G cannot predict what additional regulatory or other outcomes may be implemented, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

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

The Memorandum also directed the EPA to issue standards, regulations, or guidelines for existing units. On June 2, 2014, the EPA released the Clean Power Plan, a proposal to regulate carbon dioxide emissions from existing units. The proposed rule includes state-specific goals for carbon dioxide emissions, as well as guidelines for states to follow in developing SIPs to achieve those goals. The Company is evaluating the proposed rule which may be revised before it becomes final in June 2015. As currently proposed, states will have from one to three years from the date of any final rule to issue SIPs that will ultimately define the specific compliance methodology that will be applied to existing units in that state. The Company expects that any costs incurred to comply with such requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements.  On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the Court of Appeals issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. On April 29, 2014, the U. S. Supreme Court reversed the judgment of the Court of Appeals, and CSAPR was remanded to the Court of Appeals for further proceedings consistent with the U. S. Supreme Court opinion. On October 23, 2014, the Court of Appeals granted EPA's June 26, 2014 motion to lift the stay of the CSAPR. EPA's motion asked the court to postpone the CSAPR compliance deadlines by three years, so that CSAPR's Phase 1 emission budgets will apply starting in 2015, and CSAPR's Phase 2 emission budgets will apply in 2017 and subsequent years. Air quality control installations that SCE&G and GENCO have already completed have allowed the Company to comply with the reinstated CAIR and will also allow it to comply with CSAPR. The Company will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

On August 15, 2014, the EPA finalized a rule (effective October 14, 2014) that modifies requirements for existing cooling water intake structures. The Company is conducting studies and is developing or implementing compliance plans for this rule. Congress is also expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of the Company. The Company believes that any additional costs imposed by such regulations, including compliance therewith, would be recoverable through rates.

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

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. To date, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017, and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available. See also Note 2.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue through 2017 and will cost an additional $19.5 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2014, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35.9 million and are included in regulatory assets.

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected.  PSNC Energy’s actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties.  PSNC Energy has recorded a liability and associated regulatory asset of approximately $1.1 million, the estimated remaining liability at September 30, 2014. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

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

Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended September 30, 2014
Electric Operations	$739	$1	$275	n/a
Gas Distribution	127	—	(6)	n/a
Retail Gas Marketing	68	—	n/a	$(3)
Energy Marketing	182	47	n/a	(2)
All Other	9	103	7	(5)
Adjustments/Eliminations	(4)	(151)	(7)	154
Consolidated Total	$1,121	$—	$269	$144

Nine Months Ended September 30, 2014
Electric Operations	$2,027	$5	$616	n/a
Gas Distribution	728	—	98	n/a
Retail Gas Marketing	367	—	n/a	$16
Energy Marketing	602	154	n/a	5
All Other	27	317	21	(3)
Adjustments/Eliminations	(15)	(476)	37	415
Consolidated Total	$3,736	$—	$772	$433

Three Months Ended September 30, 2013
Electric Operations	$704	$2	$257	n/a
Gas Distribution	123	—	(6)	n/a
Retail Gas Marketing	67	—	n/a	$(2)
Energy Marketing	152	44	n/a	1
All Other	11	95	8	(3)
Adjustments/Eliminations	(6)	(141)	(4)	135
Consolidated Total	$1,051	$—	$255	$131

Nine Months Ended September 30, 2013
Electric Operations	$1,898	$6	$588	n/a
Gas Distribution	657	—	94	n/a
Retail Gas Marketing	325	—	n/a	$16
Energy Marketing	488	133	n/a	5
All Other	30	303	22	(2)
Adjustments/Eliminations	(20)	(442)	34	349
Consolidated Total	$3,378	$—	$738	$368

	September 30,	December 31,
Segment Assets	2014	2013
Electric Operations	$9,898	$9,488
Gas Distribution	2,365	2,340
Retail Gas Marketing	121	172
Energy Marketing	110	133
All Other	1,333	1,378
Adjustments/Eliminations	2,044	1,653
Consolidated Total	$15,871	$15,164

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2013.
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
AS COMPARED TO THE CORRESPONDING PERIODS IN 2013

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
	2014	2013	2014	2013
Basic earnings per share	$1.01	$0.94	$3.06	$2.67
Diluted earnings per share	$1.01	$0.94	$3.06	$2.66

Third Quarter and Year to Date

Basic earnings per share increased primarily due to higher electric margins (resulting primarily from the effects of weather and base rate increases under the BLRA) and higher gas margins and other income. These increases were partially offset by higher operation and maintenance expenses, higher property taxes, higher depreciation expense, higher interest cost, and dilution from additional shares outstanding, as further discussed below.

Diluted earnings per share figures give effect to dilutive potential common stock using the treasury stock method. See Note 1 to the condensed consolidated financial statements.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2014:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 20, 2014	$0.5250	March 10, 2014	April 1, 2014
April 24, 2014	$0.5250	June 10, 2014	July 1, 2014
July 31, 2014	$0.5250	September 10, 2014	October 1, 2014
October 30, 2014	$0.5250	December 10, 2014	January 1, 2015

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Operating revenues	$740.4	4.9%	$706.0	$2,032.7	6.8%	$1,903.2
Less: Fuel used in generation	213.3	7.9%	197.6	639.9	11.4%	574.5
Purchased power	13.1	(30.7)%	18.9	54.4	56.8%	34.7
Margin	$514.0	5.0%	$489.5	$1,338.4	3.4%	$1,294.0

Third Quarter

Electric margin increased due to the effects of weather of $12.9 million, base rate increases under the BLRA of $15.6 million and customer growth of $4.0 million. These margin increases were partially offset by $4.4 million of downward adjustments to electric revenues pursuant to the SCPSC orders related to SCE&G's DSM Programs. These adjustments to electric revenues were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain derivative interest rate contracts which had been deferred in regulatory accounts.

Year to Date

Electric margin increased due to the effects of weather of $46.4 million, base rate increases under the BLRA of $40.4 million and customer growth of $11.7 million. These margin increases were partially offset by $64.6 million of downward adjustments to electric revenues pursuant to the SCPSC orders related to fuel cost recovery and SCE&G's DSM Programs. These adjustments to electric revenues were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain derivative interest rate contracts and the application, as a reduction to operation and maintenance expenses, of a portion of SCE&G's storm damage reserve, both of which had been deferred in regulatory accounts.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2014	Change	2013	2014	Change	2013
Residential	2,315	4.5%	2,216	6,370	8.7%	5,858
Commercial	2,100	1.3%	2,073	5,676	2.8%	5,520
Industrial	1,668	5.3%	1,584	4,662	3.5%	4,505
Other	170	3.7%	164	459	3.8%	442
Total Retail Sales	6,253	3.6%	6,037	17,167	5.2%	16,325
Wholesale	258	5.3%	245	737	0.1%	736
Total Sales	6,511	3.6%	6,282	17,904	4.9%	17,061

Third Quarter and Year to Date

Retail sales volume increased primarily due to the effects of weather and customer growth.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Operating revenues	$127.9	3.1%	$124.1	$729.5	10.9%	$658.0
Less: Gas purchased for resale	69.4	2.5%	67.7	437.6	16.4%	375.9
Margin	$58.5	3.7%	$56.4	$291.9	3.5%	$282.1

Third Quarter

Margin increased primarily due to residential and commercial customer growth.

Year to Date

Margin increased primarily due to residential and commercial customer growth of $6.3 million and increased average usage at SCE&G of $2.5 million. SCE&G's WNA and PSNC Energy's CUT mitigate weather-related fluctuations in margin but have no impact on volumes.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2014	Change	2013	2014	Change	2013
Residential	2,149	7.7%	1,995	31,165	14.4%	27,235
Commercial	4,396	6.5%	4,129	21,808	10.3%	19,774
Industrial	4,749	(7.6)%	5,141	15,128	(9.6)%	16,740
Transportation	11,341	9.9%	10,316	32,912	5.1%	31,303
Total	22,635	4.9%	21,581	101,013	6.3%	95,052

Third Quarter

Residential and commercial sales volumes increased primarily due to customer growth. Industrial sales volumes decreased due to a customer switching to an alternative fuel source. Transportation sales volume increased primarily from natural gas-fired electric generation.

Year to Date

Residential and commercial sales volumes increased primarily due to the effects of weather, customer growth and increased average usage at SCE&G. Industrial sales volumes decreased due to weather-related curtailments and a customer switching to an alternative fuel source. Transportation sales volume increased primarily from natural gas-fired electric generation.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income (loss) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Operating revenues	$68.4	2.4%	$66.8	$367.4	13.1%	$324.9
Net income (loss)	(2.8)	(26.3)%	(3.8)	16.4	5.1%	15.6

Third Quarter and Year to Date

Operating revenues increased in 2014 due to increased demand, primarily in the first quarter, and customer growth. Net income in 2014 was impacted by higher revenues related to the increased demand primarily from the colder than normal weather in the first quarter, partially offset by higher costs including commodity costs and bad debt expense.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income (loss) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Operating revenues	$228.8	16.9%	$195.7	$756.1	21.7%	$621.2
Net income (loss)	(2.6)	*	1.8	5.1	(7.3)%	5.5
 * Greater than 100%

Third Quarter

Operating revenues increased due to higher market prices. Net income in 2014 was impacted by higher commodity and transportation costs.

Year to Date

Operating revenues increased due to higher market prices and incremental sales primarily in the first quarter, offset in net income by higher commodity and transportation costs in the third quarter.

 Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Other operation and maintenance	$169.2	1.6%	$166.6	$522.9	1.8%	$513.5
Depreciation and amortization	95.9	1.4%	94.6	286.1	1.3%	282.4
Other taxes	58.2	7.0%	54.4	173.8	6.2%	163.7

 Third Quarter

Other operation and maintenance expenses increased primarily due to higher electric operating expenses of $2.0 million and other general expenses of $2.1 million. These increases were partially offset by lower labor costs of $1.9 million. Depreciation and amortization expense increased due to net plant additions. Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased primarily due to higher electric operating expenses of $1.8 million, DSM Programs cost amortization of $1.8 million, storm expenses of $1.3 million and other general expenses of $1.6 million. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  Other income increased primarily due to the recognition of $59.6 million of gains realized upon the late 2013 settlement of certain interest rate derivative contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes increased primarily due to higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness and sales of equity securities.  The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2014 was 3.58 and 3.44, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  The Company expects to replace the letters of credit in the fourth quarter of 2014.

At September 30, 2014, the Company had net available liquidity of approximately $1.4 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.8 billion, of which $200 million is scheduled to expire in October 2016 and the terms of the other credit agreements have been extended and are scheduled to expire in October 2019. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 19 years and bears an average interest cost of 5.7%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In October 2014, SCE&G's authority from FERC to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act) was renewed. SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. In October 2014, GENCO obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2016.

SCANA issued approximately $76 million of common stock during the nine months ended September 30, 2014 through various compensation and dividend reinvestment plans.  Similar issuances may occur in future periods. In March 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196 million.

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2014 through 2016, which are subject to continuing review and adjustment, are $806 million in 2014, $916 million in 2015, and $693 million in 2016.

For additional information, see Note 4 to the consolidated financial statements.

OTHER MATTERS

In June 2014, the Distributed Energy Resource Act became law in South Carolina.  Among other things, this law (i) authorizes SCE&G, at its discretion, to implement a distributed energy resource program and recover the reasonable and prudent costs incurred in implementing such a program, (ii) permits non-utilities and utilities to lease renewable electric generation facilities to homeowners and businesses, and (iii) requires the SCPSC to establish a net energy metering rate methodology.  SCE&G is actively participating, along with numerous other stakeholders, in the SCPSC’s net energy metering proceeding; a hearing in this matter has been set for February 3, 2015.  SCE&G is evaluating its options under the law for implementing a distributed energy program.

As Georgia's regulated provider, SCANA Energy provides service to low-income customers and customers unable to obtain or maintain natural gas service from other marketers at rates approved by the GPSC, and SCANA Energy receives funding from the Universal Service Fund to offset some of the bad debt associated with the low-income group. SCANA Energy's current term as the regulated provider is scheduled to end on August 31, 2015. The GPSC will accept bids from energy marketers, including SCANA Energy, to serve as the regulated provider for a two-year period ending August 31, 2017. The GPSC is expected to make its decision in the first quarter of 2015.

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Interest rates on substantially all of the Company's outstanding long-term debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future. The Company uses various financial instruments to manage interest rate risk on anticipated debt issuances. Changes in the fair value of these instruments during the nine months ended September 30, 2014 have resulted in the recording of significant derivative financial instrument liabilities and a corresponding increase in deferred losses on interest rate derivatives within regulatory assets.

For further discussion of changes in long-term debt and interest rate derivatives, including changes in the Company's market risk exposures relative to interest rate risk, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 2, 4, 6 and 7 of the condensed consolidated financial statements.

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

	Expected Maturity			Expected Maturity
Futures - Long	2014	2015	Options Purchased Call - Long	2014	2015
Settlement Price (a)	4.16	4.08	Strike Price (a)	4.08	4.30
Contract Amount (b)	7.0	19.4	Contract Amount (b)	8.8	17.3
Fair Value (b)	7.1	19.7	Fair Value (b)	0.5	1.2

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2014	2015	2016	2017	2018
Commodity Swaps:
Pay fixed/receive variable (b)	24.5	62.3	16.0	5.7	3.6
Average pay rate (a)	4.3854	4.4306	4.5148	4.2428	4.2421
Average received rate (a)	4.1607	4.0833	4.0933	4.2253	4.3188
Fair value (b)	23.3	57.4	14.5	5.7	3.6
Pay variable/receive fixed (b)	11.3	42.5	13.0	5.6	3.6
Average pay rate (a)	4.1562	4.0335	4.0860	4.2235	4.3188
Average received rate (a)	4.2570	4.3376	4.5556	4.2507	4.2471
Fair value (b)	11.5	45.7	14.5	5.7	3.6
Basis Swaps:
Pay variable/receive variable (b)	0.6	2.0	1.3	1.1	—
Average pay rate (a)	4.1925	4.1464	4.1619	4.2822	—
Average received rate (a)	4.1642	4.1278	4.1665	4.2873	—
Fair value (b)	0.6	1.9	1.3	1.1	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2014, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2014 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
FINANCIAL SECTION

ITEM 1.     FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2014	December 31, 2013
Assets
Utility Plant In Service	$10,554	$10,378
Accumulated Depreciation and Amortization	(3,618)	(3,499)
Construction Work in Progress	3,143	2,682
Plant to be Retired, Net	167	177
Nuclear Fuel, Net of Accumulated Amortization	282	310
Utility Plant, Net ($687 and $720 related to VIEs)	10,528	10,048
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	70	69
Assets held in trust, net-nuclear decommissioning	109	101
Other investments	2	3
Nonutility Property and Investments, Net	181	173
Current Assets:
Cash and cash equivalents	42	92
Receivables, net of allowance for uncollectible accounts of $4 and $3	511	486
Affiliated receivables	27	19
Inventories (at average cost):
Fuel and gas supply	127	132
Materials and supplies	128	120
Prepayments and other	104	80
Total Current Assets ($124 and $147 related to VIEs)	939	929
Deferred Debits and Other Assets:
Pension asset	103	96
Regulatory assets	1,506	1,303
Other	142	151
Total Deferred Debits and Other Assets ($43 and $35 related to VIEs)	1,751	1,550
Total	$13,399	$12,700

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2014	December 31, 2013
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding for all periods presented	$2,561	$2,479
Retained Earnings	2,078	1,896
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	4,636	4,372
Noncontrolling Interest	121	117
Total Equity	4,757	4,489
Long-Term Debt, net	4,298	4,007
Total Capitalization	9,055	8,496
Current Liabilities:
Short-term borrowings	361	251
Current portion of long-term debt	46	48
Accounts payable	223	241
Affiliated payables	116	117
Customer deposits and customer prepayments	58	56
Taxes accrued	153	223
Interest accrued	58	64
Dividends declared	69	62
Derivative financial instruments	104	1
Other	58	71
Total Current Liabilities	1,246	1,134
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,585	1,509
Deferred investment tax credits	29	32
Asset retirement obligations	562	547
Postretirement benefits	169	173
Regulatory liabilities	615	732
Other	138	77
Total Deferred Credits and Other Liabilities	3,098	3,070
Commitments and Contingencies (Note 9)	—	—
Total	$13,399	$12,700

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2014	2013	2014	2013
Operating Revenues:
Electric	$740	$706	$2,032	$1,903
Gas	72	70	337	297
Total Operating Revenues	812	776	2,369	2,200
Operating Expenses:
Fuel used in electric generation	213	197	640	575
Purchased power	13	19	54	34
Gas purchased for resale	46	45	210	177
Other operation and maintenance	136	132	415	406
Depreciation and amortization	79	78	236	234
Other taxes	53	50	158	149
Total Operating Expenses	540	521	1,713	1,575
Operating Income	272	255	656	625
Other Revenue (Expense):
Other revenue	9	—	71	—
Other expense	(7)	(4)	(19)	(11)
Interest charges, net of allowance for borrowed funds used during construction of $5, $4, $11 and $9	(57)	(54)	(169)	(163)
Allowance for equity funds used during construction	10	8	22	18
Total Other Revenue (Expense)	(45)	(50)	(95)	(156)
Income Before Income Tax Expense	227	205	561	469
Income Tax Expense	70	66	178	150
Net Income	157	139	383	319
Net Income Attributable to Noncontrolling Interest	(3)	(3)	(9)	(8)
Earnings Available to Common Shareholder	$154	$136	$374	$311

Dividends Declared on Common Stock	$69	$67	$197	$195

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2014	2013	2014	2013
Net Income	$157	$139	$383	$319
Other Comprehensive Income, net of tax:
Employee benefit plan remeasurement and curtailment gains arising during the period, net of tax of $-,$-, $-, and $-	—	1	—	1
Total Comprehensive Income	157	140	383	320
Comprehensive income attributable to noncontrolling interest	(3)	(3)	(9)	(8)
Comprehensive income available to common shareholder	$154	$137	$374	$312

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2014	2013
Cash Flows From Operating Activities:
Net income	$383	$319
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	4	—
Deferred income taxes, net	76	49
Depreciation and amortization	236	237
Amortization of nuclear fuel	31	42
Allowance for equity funds used during construction	(22)	(18)
Carrying cost recovery	(7)	—
Changes in certain assets and liabilities:
Receivables	(34)	(58)
Inventories	(36)	5
Prepayments and other	—	(51)
Pension and other post retirement benefits	(12)	(117)
Regulatory assets	(170)	129
Regulatory liabilities	(130)	80
Accounts payable	11	(7)
Taxes accrued	(70)	7
Interest accrued	(6)	(10)
Other assets	3	(30)
Other liabilities	167	(3)
Net Cash Provided From Operating Activities	424	574
Cash Flows From Investing Activities:
Property additions and construction expenditures	(678)	(794)
Proceeds from investments (including derivative collateral posted)	163	139
Purchase of investments (including derivative collateral posted)	(202)	(112)
Proceeds from interest rate contract settlement	—	43
Payments upon interest rate contract settlement	(34)	(49)
Net Cash Used For Investing Activities	(751)	(773)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	294	451
Repayment of long-term debt	(12)	(248)
Dividends	(190)	(174)
Contributions from parent	82	285
Short-term borrowings –affiliate, net	(7)	(10)
Short-term borrowings, net	110	(139)
Net Cash Provided From Financing Activities	277	165
Net Decrease In Cash and Cash Equivalents	(50)	(34)
Cash and Cash Equivalents, January 1	92	51
Cash and Cash Equivalents, September 30	$42	$17

Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $11 and $9)	$162	$160
– Income taxes	143	67

Noncash Investing and Financing Activities:
Accrued construction expenditures	94	89
Capital leases	4	3
Nuclear fuel purchase	—	98

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2014 and 2013
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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $502 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

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

By order dated April 29, 2014, the SCPSC approved a settlement agreement among SCE&G, the ORS and the SCEUC in which SCE&G agreed to increase its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014.  The SCPSC's order also provided for, among other things, the application of approximately $46 million in deferred gains from the late 2013 settlement of certain interest rate swaps, previously recorded as regulatory liabilities, to reduce the under-collected balance of fuel costs in April 2014 and the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs during the period May 1, 2014 through April 30, 2015.

The increase to the base fuel cost component was offset by a reduction in SCE&G’s rate rider related to pension costs, which was approved by the SCPSC in March 2014. The reduction was requested by SCE&G as a result of lower net periodic benefit costs in 2014. See also Note 8.

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel.  As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014.  By order of the SCPSC, the impact of this action will be considered in future cost of fuel rate adjustments.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate. During the three and nine months ended September 30, 2014, $1.6 million and $4.1 million, respectively, of such carrying costs were accrued within other income. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline.  When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

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

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost margin revenues associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost margin revenues, program costs, incentives and net program benefits. The SCPSC approved the following rate increases pursuant to annual DSM Programs filings, which went into effect as indicated:

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

•
In April 2014 the SCPSC approved SCE&G’s request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of the gains from the late 2013 settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost margin revenues component of SCE&G’s DSM Programs rider, and (3) apply $5.0 million of its storm damage reserve and $5.0 million of the gains from the settlement of certain interest rate derivative instruments, to the remaining balance of deferred net lost margin revenues as of April 30, 2014, which had been deferred within regulatory assets resulting from the May 2013 order previously described.

•
In addition, in April 2014 the SCPSC, upon recommendation of the ORS, reduced by 25%, or $6.6 million, the amount of net lost margin revenues SCE&G expects to experience over the 12-month period beginning with the first billing cycle of May 2014, and ordered that the $6.6 million be applied to decrease the amount of program costs deferred for recovery. Actual net lost margin revenues not collected in the current DSM Programs rate rider are subject to true up in the following program year.

Electric – BLRA

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G’s updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved the following retail electric rate changes under the BLRA effective for bills rendered on and after October 30 in the years indicated:

Year	Action		Amount
2014	2.8%	Increase	$66.2 million
2013	2.9%	Increase	$67.2 million
2012	2.3%	Increase	$52.1 million

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the years indicated:

Year	Action		Amount
2014	0.6%	Decrease	$2.6 million
2013	No change		-
2012	2.1%	Increase	$7.5 million

SCE&G's natural gas tariffs include a PGA clause that provides for the recovery of actual gas costs incurred. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2013 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent. SCE&G's 2014 annual PGA hearing was held on November 6, 2014 and the SCPSC's ruling is pending.

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

Millions of dollars	September 30, 2014	December 31, 2013
Regulatory Assets:
Accumulated deferred income taxes	$250	$256
Under collections – electric fuel adjustment clause	38	18
Environmental remediation costs	36	37
AROs and related funding	359	350
Franchise agreements	27	31
Deferred employee benefit plan costs	201	215
Planned major maintenance	7	—
Deferred losses on interest rate derivatives	318	124
Deferred pollution control costs	36	37
Unrecovered plant	139	145
DSM Programs	53	51
Other	42	39
Total Regulatory Assets	$1,506	$1,303

Regulatory Liabilities:
Accumulated deferred income taxes	$17	$19
Asset removal costs	509	495
Storm damage reserve	6	27
Deferred gains on interest rate derivatives	83	181
Planned major maintenance	—	10
Total Regulatory Liabilities	$615	$732

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

Unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through approximately 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represent deferred costs associated with such programs.  As a result of an April 2014 SCPSC order, deferred costs are currently being recovered over approximately ten years through an approved rate rider.  See Rate Matters - Electric - Base Rates above for details regarding the 2014 filing with the SCPSC regarding recovery of these deferred costs.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 33 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. In 2014, $16.2 million of the reserve was applied to offset incremental storm damage costs. Also, as discussed at Rate Matters - Electric - Base Rates, in April 2014 $5.0 million of the reserve was applied to offset unrecovered net lost margin revenues related to DSM Programs.

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

3.	EQUITY

Changes in common equity during the nine months ended September 30, 2014 and 2013 were as follows:

Millions of dollars	Common Stock	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interest	Total Equity
Balance at January 1, 2014	$2,479	$1,896	$(3)	$117	$4,489
Earnings available to common shareholder		374		9	383
Deferred cost of employee benefit plans			—		—
Total Comprehensive Income		374	—	9	383
Capital contributions from parent	82				82
Cash dividend declared		(192)		(5)	(197)
Balance at September 30, 2014	$2,561	$2,078	$(3)	$121	$4,757

Balance at January 1, 2013	$2,167	$1,766	$(4)	$114	$4,043
Earnings available to common shareholder		311		8	319
Deferred cost of employee benefit plans			1		1
Total Comprehensive Income		311	1	8	320
Capital contributions from parent	285				285
Cash dividend declared		(190)		(5)	(195)
Balance at September 30, 2013	$2,452	$1,887	$(3)	$117	$4,453

SCE&G had 50 million shares of common stock authorized as of September 30, 2014 and December 31, 2013, of which 40.3 million were issued and outstanding during all periods presented. SCE&G had 20 million shares of preferred stock authorized as of September 30, 2014 and December 31, 2013, of which 1,000 shares at a stated value of $100,000 were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	September 30, 2014	December 31, 2013
Lines of credit:
Total committed long-term	$1,400	$1,400
Outstanding commercial paper (270 or fewer days)	$361	$251
Weighted average interest rate	0.28%	0.27%
Letters of credit supported by LOC	$0.3	$0.3
Available	$1,039	$1,149

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.2 billion (of which $500 million relates to Fuel Company). In addition, SCE&G is a party to a three-year credit agreement in the amount of $200 million. In October 2014, the term of the five-year agreements was extended by one year, such that they expire in October 2019. The three-year agreement expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.4 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. Consolidated SCE&G pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company. Consolidated SCE&G expects to replace the letters of credit in the fourth quarter of 2014.

Consolidated SCE&G participates in a utility money pool. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At September 30, 2014 and December 31, 2013, Consolidated SCE&G had outstanding money pool borrowings from an affiliate of $20.8 million and $27.3 million, respectively.

5.	INCOME TAXES

During 2013 SCANA amended certain of its consolidated tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, Consolidated SCE&G recorded an unrecognized tax benefit of $3.0 million. During 2014 SCANA filed its 2013 tax return and amended additional tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, Consolidated SCE&G increased its unrecognized tax benefit by $8.2 million (for a total of $11.2 million). If recognized, this tax benefit would affect Consolidated SCE&G's effective tax rate. No other material changes in the status of Consolidated SCE&G’s tax positions have occurred through September 30, 2014. These amended returns are now under examination by the IRS.

                Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Because no refunds related to the unrecognized tax benefits have yet been received, Consolidated SCE&G has not recorded any interest expense or penalties associated with them.

Additionally, during the third quarter of 2013, the IRS issued final regulations regarding the capitalization of certain costs for income tax purposes and re-proposed certain other related regulations (collectively referred to as tangible personal property regulations).  Related IRS revenue procedures were then issued on January 24, 2014. These regulations and procedures did not and are not expected to have a material impact on Consolidated SCE&G's financial position, results of operations or cash flows.

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

Quantitative Disclosures Related to Derivatives

Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with an aggregate notional amount of $36.4 million at September 30, 2014 and $36.4 million at December 31, 2013. Consolidated SCE&G was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.1 billion at September 30, 2014 and $1.3 billion at December 31, 2013, respectively.

The fair value of interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

Fair Values of Derivative Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of September 30, 2014
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$2
			Other deferred credits and other liabilities	4
Total				$6

Not designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$102
			Other deferred credits and other liabilities	51
Total				$153

As of December 31, 2013
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$1
Total				$1

Not designated as hedging instruments
Interest rate contracts	Prepayments and other	$13	Derivative financial instruments	$1
	Other deferred debits and other assets	19
Total		$32		$1

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2014	2013	Location	2014	2013
Three Months Ended September 30,
Interest rate contracts	$(1)	$19	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(5)	$115	Interest expense	$(2)	$(2)

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three and nine months ended September 30, 2014 and 2013, respectively.

Derivatives not designated as Hedging Instruments
Millions of dollars	Loss Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
		Location	Amount
Three Months Ended September 30, 2014
Interest rate contracts	$(35)	Other income	$5
Nine Months Ended September 30, 2014
Interest rate contracts	$(220)	Other income	$60

For the three and nine months ended September 30, 2013, no losses were deferred in regulatory accounts, and no amounts were reclassified from deferred accounts into income. As of September 30, 2014, Consolidated SCE&G expects that during the next 12 months reclassifications from other current liabilities and deferred regulatory accounts to earnings arising from derivatives not designated as hedges will include $9.6 million as an increase to other income. The effect of this increase on net income will be entirely offset by net lost margin revenues from DSM Programs as further described in Note 2.

Credit Risk Considerations

Consolidated SCE&G limits credit risk in its derivatives activities by assessing the creditworthiness of potential counterparties before entering into transactions with them and continuing to evaluate their creditworthiness on an ongoing basis. In this regard, Consolidated SCE&G uses credit ratings provided by credit rating agencies and current market-based qualitative and quantitative data as well as financial statements, to assess the financial health of counterparties. Consolidated SCE&G uses standardized master agreements which may include collateral requirements. These master agreements permit the netting of cash flows associated with a single counterparty. Cash, letters of credit and parental/affiliate guarantees may be obtained as security from counterparties in order to mitigate credit risk. The collateral agreements permit the secured party to demand the posting of cash or letters of credit in the event an exposure exceeds the established threshold. The threshold represents an unsecured credit limit which may be supported by a parental/affiliate guaranty, as determined in accordance with Consolidated SCE&G's credit policies and due diligence. In addition, collateral agreements allow for the termination and liquidation of all positions in the event of a failure or inability to post collateral.

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that may require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2014 and December 31, 2013, Consolidated SCE&G has posted $40.1 million and $1.5 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of September 30, 2014 and December 31, 2013, Consolidated SCE&G could have been required to post an additional $118.6 million and $- , respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2014 and December 31, 2013 is $158.6 million and $1.0 million, respectively.

In addition, as of September 30, 2014 and December 31, 2013, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments were fully triggered as of September 30, 2014 and December 31, 2013, Consolidated SCE&G could request $- and $31.7 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2014 and December 31, 2013 is $- and $31.7 million, respectively.

Information related to Consolidated SCE&G's derivative assets follows:

Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Received	Net Amount
As of September 30, 2014
Interest rate contracts	—	—	—	—	—	—

As of December 31, 2013
Interest rate contracts	$32	—	$32	$(1)	—	$31

Balance Sheet Location	Prepayments and other		$13
	Other deferred debits and other assets		19
	Total		$32

Information related to Consolidated SCE&G's derivative liabilities follows:

				Gross Amounts Not Offset in the Statement of Financial Position
Millions of dollars	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Financial Instruments	Cash Collateral Posted	Net Amount
As of September 30, 2014
Interest rate contracts	$159	—	$159	—	$(40)	$119

Balance Sheet Location	Derivative financial instruments		$104
	Other deferred credits and other liabilities		55
	Total		$159

As of December 31, 2013
Interest rate contracts	$2	—	$2	$(1)	$(1)	—

Balance Sheet Location	Derivative financial instruments		$2

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data.  Fair value Level 2 measurements were as follows:

Millions of dollars		September 30, 2014	December 31, 2013
Assets -	Interest rate contracts	—	$32
Liabilities -	Interest rate contracts	$159	2

There were no Level 1 or Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at September 30, 2014 and December 31, 2013 were as follows:

	September 30, 2014		December 31, 2013
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,344.3	$4,950.6	$4,054.9	$4,433.0

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

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers the majority of all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to active and retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Three months ended September 30,
Service cost	$4.0	$4.1	$0.7	$1.0
Interest cost	8.4	8.0	2.3	2.1
Expected return on assets	(13.9)	(12.7)	—	—
Prior service cost amortization	0.9	1.3	—	0.1
Charge due to curtailment	—	8.4	—	—
Amortization of actuarial losses	0.8	3.0	(0.2)	0.7
Net periodic benefit cost	$0.2	$12.1	$2.8	$3.9

Nine months ended September 30,
Service cost	$12.0	$13.7	$2.7	$3.5
Interest cost	25.6	24.0	7.1	6.5
Expected return on assets	(42.2)	(38.7)	—	—
Prior service cost amortization	2.6	4.1	0.2	0.4
Charge due to curtailment	—	8.4	—	—
Amortization of actuarial losses	3.0	12.2	—	2.0
Net periodic benefit cost	$1.0	$23.7	$10.0	$12.4

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

Under the BLRA, the SCPSC has approved, among other things, the milestone schedule and capital costs estimates schedule for the New Units. The effect of this approval is that it constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. The BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2.

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

In November 2012, the SCPSC approved a petition by SCE&G under the BLRA for an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. Immediately thereafter, two parties filed separate petitions requesting that the SCPSC reconsider its order, and on December 12, 2012, the SCPSC denied both petitions.  In March 2013, both parties appealed the SCPSC's order to the South Carolina Supreme Court, contending that the SCPSC erred in granting approval of the updated capital costs for the New Units. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC has also approved an 18-month contingency period beyond each of these dates. As of September 30, 2014, SCE&G's 55% share of the estimated cash outlays (future value, excluding AFC) totaled approximately $5.5 billion for plant and related transmission infrastructure costs, based on historical one-year and five-year escalation rates as required by the SCPSC. As of September 30, 2014, and based on the updated milestone schedule and capital costs schedule approved by the SCPSC in November 2012 (see above), SCE&G estimated such cost will be approximately $500 million for the additional 5% interest being acquired from Santee Cooper.

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule for fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules have been and remain focus areas of the Consortium, including sub-modules for module CA20, which is part of the auxiliary building, and CA01, which houses components inside the containment vessel. Modules CA20 and CA01, as well as shield building modules, are considered critical path items for both New Units. CA20 was placed on the nuclear island of Unit 2 in May 2014. The delivery schedule of sub-modules for CA01 is expected to support completion of on-site fabrication to allow it to be ready for placement on the nuclear island of Unit 2 during the first half of 2015.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 is expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later. These expected substantial completion dates do not reflect all efforts that may be possible to mitigate delay, nor has SCE&G accepted this new schedule.

Also in August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. To the extent that production tax credits are realized, their benefits are expected to be provided to SCE&G's electric customers.

The Consortium has also provided preliminary cost estimates for Units 2 and 3 principally related to delays for non-firm and non-fixed scopes of work to achieve the late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million. This figure is presented in 2007 dollars and would be subject to escalation. This figure also excludes any owner's cost amounts associated with the delays, which amounts could be significant. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review. It is anticipated that further study, evaluation and negotiations will occur. SCE&G plans to reevaluate and reschedule its owners cost estimates and cash flow requirements in light of that new schedule when it is finalized. SCE&G anticipates that the revised schedule and cost estimate will be finalized sometime in 2015.

The milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, which are each subject to an 18-month schedule contingency. As of October 31, 2014, 100 milestones have been completed. The completion dates for two of the remaining milestones have been extended beyond their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Upon completion of the re-baselining and the finalization of the revised schedule and cost estimate at completion, SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule and capital costs estimates schedule. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing.  SCE&G continues to evaluate the impact of these conditions and requirements that may be imposed on the construction and operation of the New Units, and prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. SCE&G cannot predict what additional regulatory or other outcomes may be implemented, or how such initiatives would impact SCE&G's existing Summer Station or the construction or operation of the New Units.

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

The Memorandum also directed the EPA to issue standards, regulations, or guidelines for existing units. On June 2, 2014, the EPA released the Clean Power Plan, a proposal to regulate carbon dioxide emissions from existing units. The proposed rule includes state-specific goals for carbon dioxide emissions, as well as guidelines for states to follow in developing SIPs to achieve those goals. Consolidated SCE&G is evaluating the proposed rule which may be revised before it becomes final in June 2015. As currently proposed, states will have from one to three years from the date of any final rule to issue SIPs that will ultimately define the specific compliance methodology that will be applied to existing units in that state. Consolidated SCE&G expects that any costs incurred to comply with such requirements will be recoverable through rates.

In 2005, the EPA issued the CAIR, which required the District of Columbia and 28 states to reduce nitrogen oxide and sulfur dioxide emissions in order to attain mandated state levels.  CAIR set emission limits to be met in two phases beginning in 2009 and 2015, respectively, for nitrogen oxide and beginning in 2010 and 2015, respectively, for sulfur dioxide.  SCE&G and GENCO determined that additional air quality controls would be needed to meet the CAIR requirements. On July 6, 2011 the EPA issued the CSAPR.  This rule replaced CAIR and the Clean Air Transport Rule proposed in July 2010 and is aimed at addressing power plant emissions that may contribute to air pollution in other states.  CSAPR requires states in the eastern United States to reduce power plant emissions, specifically sulfur dioxide and nitrogen oxide.  On December 30, 2011, the Court of Appeals issued an order staying CSAPR and reinstating CAIR pending resolution of an appeal of CSAPR. On August 21, 2012, the Court of Appeals vacated CSAPR and left CAIR in place. On April 29, 2014, the U. S. Supreme Court reversed the judgment of the Court of Appeals and CSAPR was remanded to the Court of Appeals for further proceedings consistent with the U. S. Supreme Court opinion. On October 23, 2014, the Court of Appeals granted EPA's June 26, 2014 motion to lift the stay of the CSAPR. EPA's motion asked the court to postpone the CSAPR compliance deadlines by three years, so that CSAPR's Phase 1 emission budgets will apply starting in 2015, and CSAPR's Phase 2 emission budgets will apply in 2017 and subsequent years. Air quality control installations that SCE&G and GENCO have already completed have allowed Consolidated SCE&G to comply with the reinstated CAIR and will also allow it to comply with CSAPR.  Consolidated SCE&G will continue to pursue strategies to comply with all applicable environmental regulations.  Any costs incurred to comply with such regulations are expected to be recoverable through rates.

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

On August 15, 2014, the EPA finalized a rule (effective October 14, 2014) that modifies requirements for existing cooling water intake structures. Consolidated SCE&G is conducting studies and is developing or implementing compliance plans for this rule. Congress is also expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones. These provisions, if passed, could have a material impact on the financial condition, results of operations and cash flows of Consolidated SCE&G. Consolidated SCE&G believes that any additional costs imposed by such regulations, including compliance therewith, would be recoverable through rates.

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

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. To date, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017, and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available. See Note 2.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of byproduct chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue through 2017 and will cost an additional $19.5 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2014, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35.9 million and are included in regulatory assets.

10.	AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $6.9 million and $8.4 million for the three months ended September 30, 2014 and 2013, respectively, and $21.6 million and $25.3 million for the nine months ended September 30, 2014 and 2013, respectively.  SCE&G's payables to CGT for transportation services were $3.1 million at September 30, 2014 and $3.3 million at December 31, 2013. SCE&G's receivables from CGT for transportation services were $- million at September 30, 2014 and $1.3 million at December 31, 2013.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $46.8 million and $43.4 million for the three months ended September 30, 2014 and 2013, respectively, and $154.1 million and $132.7 million for the nine months ended September 30, 2014 and 2013, respectively.  SCE&G’s payables to SEMI for such purposes were $14.5 million at September 30, 2014 and $12.5 million at December 31, 2013.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s total purchases from this affiliate were $82.4 million and $41.9 million for the three months ended September 30, 2014 and 2013, respectively, and $191.9 million and $73.7 million for the nine months ended September 30, 2014 and 2013, respectively.  SCE&G’s total sales to this affiliate were $82.0 million and $41.8 million for the three months ended September 30, 2014 and 2013, respectively, and $190.9 million and $73.4 million for the nine months ended September 30, 2014 and 2013, respectively. SCE&G’s receivable from this affiliate was $26.9 million at September 30, 2014 and $18.0 million at December 31, 2013.  SCE&G’s payable to this affiliate was $27.0 million at September 30, 2014 and $18.0 million at December 31, 2013.

SCANA Services provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $65.0 million and $63.5 million for the three months ended September 30, 2014 and 2013, respectively, and $211.4 million and $209.2 million for the nine months ended September 30, 2014 and 2013, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $47.0 million at September 30, 2014 and $49.1 million at December 31, 2013.

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

	External	Operating	Earnings Available to
Millions of dollars	Revenue	Income	Common Shareholder
Three Months Ended September 30, 2014
Electric Operations	$740	$274	n/a
Gas Distribution	72	(2)	n/a
Adjustments/Eliminations	—	—	$154
Consolidated Total	$812	$272	$154

Nine Months Ended September 30, 2014
Electric Operations	$2,032	$616	n/a
Gas Distribution	337	40	n/a
Adjustments/Eliminations	—	—	$374
Consolidated Total	$2,369	$656	$374

Three Months Ended September 30, 2013
Electric Operations	$706	$257	n/a
Gas Distribution	70	(2)	n/a
Adjustments/Eliminations	—	—	$136
Consolidated Total	$776	$255	$136

Nine Months Ended September 30, 2013
Electric Operations	$1,903	$588	n/a
Gas Distribution	297	37	n/a
Adjustments/Eliminations	—	—	$311
Consolidated Total	$2,200	$625	$311

	September 30,	December 31,
Segment Assets	2014	2013
Electric Operations	$9,898	$9,488
Gas Distribution	709	686
Adjustments/Eliminations	2,792	2,526
Consolidated Total	$13,399	$12,700

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2013.

RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014
AS COMPARED TO THE CORRESPONDING PERIODS IN 2013

Net Income

Net income for Consolidated SCE&G was as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Net income	$156.9	12.6%	$139.3	$382.5	19.9%	$319.1

Third Quarter and Year to Date

Net income increased primarily due to higher electric margins (resulting primarily from the effects of weather and base rate increases under the BLRA), higher gas margins, and other income. These increases were partially offset by higher operation and maintenance expenses, higher property taxes, higher depreciation expense, and higher interest cost, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2014:

Declaration Date	Amount	Quarter Ended	Payment Date
February 20, 2014	$64.3 million	March 31, 2014	April 1, 2014
April 24, 2014	$64.4 million	June 30, 2014	July 1, 2014
July 31, 2014	$68.5 million	September 30, 2014	October 1, 2014
October 30, 2014	$74.4 million	December 31, 2014	January 1, 2015

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Operating revenues	$740.4	4.9%	$706.0	$2,032.7	6.8%	$1,903.2
Less: Fuel used in generation	213.3	7.9%	197.6	639.9	11.4%	574.5
Purchased power	13.1	(30.7)%	18.9	54.4	56.8%	34.7
Margin	$514.0	5.0%	$489.5	$1,338.4	3.4%	$1,294.0

Third Quarter

Electric margin increased due to the effects of weather of $12.9 million, base rate increases under the BLRA of $15.6 million and customer growth of $4.0 million. These margin increases were partially offset by $4.4 million of downward adjustments to electric revenues pursuant to the SCPSC orders related to SCE&G's DSM Programs. These adjustments to electric revenues were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain derivative interest rate contracts which had been deferred in regulatory accounts.

Year to Date

Electric margin increased due to the effects of weather of $46.4 million, base rate increases under the BLRA of $40.4 million and customer growth of $11.7 million. These margin increases were partially offset by $64.6 million of downward adjustments to electric revenues pursuant to the SCPSC orders related to fuel cost recovery and SCE&G's DSM Programs. These adjustments to electric revenues were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain derivative interest rate contracts and the application, as a reduction to operation and maintenance expenses, of a portion of SCE&G's storm damage reserve, both of which had been deferred in regulatory accounts.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2014	Change	2013	2014	Change	2013
Residential	2,315	4.5%	2,216	6,370	8.7%	5,858
Commercial	2,100	1.3%	2,073	5,676	2.8%	5,520
Industrial	1,668	5.3%	1,584	4,662	3.5%	4,505
Other	170	3.7%	164	459	3.8%	442
Total Retail Sales	6,253	3.6%	6,037	17,167	5.2%	16,325
Wholesale	258	5.3%	245	737	0.1%	736
Total Sales	6,511	3.6%	6,282	17,904	4.9%	17,061

Third Quarter and Year to Date

Retail sales volume increased primarily due to the effects of weather and customer growth.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Operating revenues	$71.8	2.4%	$70.1	$336.7	13.4%	$297.0
Less: Gas purchased for resale	45.4	0.7%	45.1	210.1	18.8%	176.8
Margin	$26.4	5.6%	$25.0	$126.6	5.3%	$120.2

Third Quarter

Margin increased primarily due to residential and commercial customer growth.

Year to Date

Margin increased primarily due to residential and commercial customer growth of $2.8 million and increased average usage of $2.5 million. SCE&G's WNA mitigates weather-related fluctuations in margin but has no impact on volumes.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2014	Change	2013	2014	Change	2013
Residential	686	0.7%	681	10,266	22.2%	8,400
Commercial	2,355	2.1%	2,307	10,138	9.7%	9,245
Industrial	4,467	(8.0)%	4,857	13,681	(10.6)%	15,307
Transportation	1,145	6.1%	1,079	3,009	(14.7)%	3,527
Total	8,653	(3.0)%	8,924	37,094	1.7%	36,479

Third Quarter

Residential and commercial sales volumes increased primarily due to customer growth. Industrial sales volumes decreased due to a customer switching to an alternative fuel source.

Year to Date

Residential and commercial sales volumes increased primarily due to the effects of weather, customer growth and increased average usage. Industrial sales volumes decreased due to weather-related curtailments and a customer switching to an alternative fuel source. Transportation sales volumes decreased primarily due to weather related curtailments.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2014	Change	2013	2014	Change	2013
Other operation and maintenance	$135.9	2.9%	$132.1	$415.3	2.3%	$405.8
Depreciation and amortization	78.8	0.6%	78.3	236.4	0.8%	234.5
Other taxes	53.3	7.2%	49.7	158.2	6.3%	148.8

Third Quarter

Other operation and maintenance expenses increased primarily due to higher electric operating expenses of $2.0 million and other general expenses of $2.1 million. These increases were partially offset by lower labor costs of $1.3 million. Depreciation and amortization expense increased due to net plant additions. Other taxes increased primarily due to higher property taxes.

Year to Date

Other operation and maintenance expenses increased primarily due to higher electric operating expenses of $1.8 million, DSM Programs cost amortization of $1.8 million, storm expenses of $1.3 million and other general expenses of $1.6 million. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Revenue (Expense)

Other revenue (expense) includes the results of certain incidental (non-utility) activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  Other revenue increased primarily due to the recognition of $59.6 million of gains realized upon the late 2013 settlement of certain interest rate derivative contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes increased primarily due to higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, the incurrence of additional short- and long-term indebtedness, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2014 was 4.08 and 3.79, respectively.

SCE&G received approximately $82 million during the nine months ended September 30, 2014 as an equity contribution from its parent company.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by Branch Banking and Trust Company.  Consolidated SCE&G expects to replace the letters of credit in the fourth quarter of 2014.

At September 30, 2014, Consolidated SCE&G had net available liquidity of approximately $1.1 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in October 2016 and the terms of the other credit agreements have been extended and are scheduled to expire in October 2019. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 21 years and bears an average interest cost of 5.6%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In October 2014, SCE&G's authority from FERC to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act) was renewed. SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. In October 2014, GENCO obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2016.

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2014 through 2016, which are subject to continuing review and adjustment, are $806 million in 2014, $916 million in 2015, and $693 million in 2016.

For additional information, see Note 4 to the consolidated financial statements.
OTHER MATTERS

In June 2014, the Distributed Energy Resource Act became law in South Carolina.  Among other things, this law (i) authorizes SCE&G, at its discretion, to implement a distributed energy resource program and recover the reasonable and prudent costs incurred in implementing such a program, (ii) permits non-utilities and utilities to lease renewable electric generation facilities to homeowners and businesses, and (iii) requires the SCPSC to establish a net energy metering rate methodology.  SCE&G is actively participating, along with numerous other stakeholders, in the SCPSC’s net energy metering proceeding; a hearing in this matter has been set for February 3, 2015.  SCE&G is evaluating its options under the law for implementing a distributed energy program.

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2014, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2014, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2014, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 5.    OTHER INFORMATION

SCANA and SCE&G:

SCANA and SCE&G post information from time to time regarding developments relating to SCE&G’s new nuclear project and other matters of interest to investors on SCANA’s website at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC).  On SCANA’s homepage, there is a yellow box containing links to the New Nuclear Development and Other Investor Information sections of the website.  The New Nuclear Development section in turn contains a yellow box with a link to project news and updates. The Other Investor Information section of the website contains a link to recent investor related information that cannot be found at other areas of the website.  Some of the information that will be posted from time to time, including the quarterly reports that SCE&G submits to the SCPSC and the ORS in connection with the new nuclear project, may be deemed to be material information that has not otherwise become public. Investors, media and other interested persons are encouraged to review this information and can sign up, under the Investor Relations Section at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC) for an email alert when there is a new posting in the New Nuclear Development and Other Investor Information yellow box.

SCANA:
The following information is included herein in lieu of filing it in Item 1.01 of Form 8-K:
Indemnification

On November 6, 2014, consistent with its past practice, SCANA entered into an indemnification agreement with Kenneth R. Jackson in connection with his promotion in 2014.

The indemnification agreement generally provides that SCANA will indemnify the covered officer for claims arising in such person's capacity as a director, officer, employee or other agent of SCANA or its subsidiaries, provided that, among other things, such officer acted in good faith and with a view to the best interests of SCANA and, with respect to any criminal proceeding, had no reasonable grounds for believing that his conduct was unlawful. The indemnification agreement also provides for payment for or reimbursement of reasonable expenses incurred by an indemnitee who is a party to a proceeding in advance of final disposition of the proceeding under certain circumstances.

The above description of the indemnification agreement is qualified in its entirety by reference to the form of indemnification agreement that was filed as Exhibit 10.01 to SCANA's Quarterly Report on Form 10-Q for the period ended June 30, 2012 and that is incorporated herein by reference.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 10, 2014	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description

3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)

3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.04		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)

3.05	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 4.04 to Registration Statement No. 333-174796 and incorporated by reference herein)

3.06		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)

10.01	X		Form of Indemnification Agreement (Filed as Exhibit 10.01 to Form 10-Q for the period ended June 30, 2012 and incorporated by reference herein)

12.01	X	X	Statement Re Computation of Ratios (Filed herewith)

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)

31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)

32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)

101. INS*	X	X	XBRL Instance Document

101. SCH*	X	X	XBRL Taxonomy Extension Schema

101. CAL*	X	X	XBRL Taxonomy Extension Calculation Linkbase

101. DEF*	X	X	XBRL Taxonomy Extension Definition Linkbase

101. LAB*	X	X	XBRL Taxonomy Extension Label Linkbase

101. PRE*	X	X	XBRL Taxonomy Extension Presentation Linkbase

*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.