Form 10-K
period 2014-12-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2015-02-27
CIK 754737, 91882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-8809 1-3375	SCANA Corporation (a South Carolina corporation) South Carolina Electric & Gas Company (a South Carolina corporation) 100 SCANA Parkway, Cayce, South Carolina 29033 (803) 217-9000	57-0784499 57-0248695
Securities registered pursuant to Section 12(b) of the Act:
SCANA Corporation: Common stock, without par value, registered on The New York Stock Exchange
2009 Series A 7.70% Enhanced Junior Subordinated Notes, registered on The New York Stock Exchange (deregistered on February 3, 2015)

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
SCANA Corporation Yes ☐ No ☒     South Carolina Electric & Gas Company Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $7.6 billion at June 30, 2014, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $53.81 per share. South Carolina Electric & Gas Company is a wholly‑owned subsidiary of SCANA Corporation and has no voting stock other than its common stock, all of which is held beneficially and of record by SCANA Corporation. A description of registrants’ common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at February 20, 2015
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147
Documents incorporated by reference: Specified sections of SCANA Corporation’s Proxy Statement, in connection with its 2015 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.
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

(2)
legislative and regulatory actions, particularly changes in rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations, and actions affecting the construction of new nuclear units;

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

(13)
the results of efforts to license, site, construct and finance facilities for electric generation and transmission, including nuclear generating facilities, and the results of efforts to operate its electric and gas systems and assets in accordance with acceptable performance standards;

(14)	maintaining creditworthy joint owners for SCE&G’s new nuclear generation project;

(15)
the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed, at agreed upon quality and prices, for our construction program, operations and maintenance;

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

(18)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(19)	labor disputes;

(20)	performance of SCANA’s pension plan assets;

(21)	changes in taxes and tax credits, including production tax credits for new nuclear units;

(22)	inflation or deflation;

(23)	compliance with regulations;

(24)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(25)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

Abbreviations used in this Form 10-K have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse Electric Company LLC and CB&I Stone and Webster, Inc., a subsidiary of Chicago Bridge & Iron Company N. V.
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DHEC	South Carolina Department of Health and Environmental Control
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	United States Department of Energy
DOJ	United States Department of Justice
DOT	United States Department of Transportation
DSM Programs	Demand Side Management Programs
ELG Rule	New federal effluent limitation guidelines for steam electric generating units
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRP	Integrated Resource Plan
IRS	United States Internal Revenue Service
KVA	Kilovolt ampere
kWh	Kilowatt-hour

TERM	MEANING
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LNG	Liquefied Natural Gas
LOC	Lines of Credit
LTECP	SCANA Long-Term Equity Compensation Plan
MATS	Mercury and Air Toxics Standards
MCF or MMCF	Thousand Cubic Feet or Million Cubic Feet
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
NYSE	The New York Stock Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PHMSA	United States Pipeline Hazardous Materials Safety Administration
ppm	Parts per million
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
SERC	SERC Reliability Corporation
SIP	State Implementation Plan
Southern Natural	Southern Natural Gas Company
Spirit Communications	SCTG Communications, Inc. (a wholly owned subsidiary of SCTG, LLC) d/b/a Spirit Communications

TERM	MEANING
Summer Station	V. C. Summer Nuclear Station
Transco	Transcontinental Gas Pipeline Corporation
TSR	Total Shareholder Return
VACAR	Virginia-Carolinas Reliability Group
VIE	Variable Interest Entity
Westinghouse	Westinghouse Electric Company LLC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I

ITEM 1. BUSINESS
INVESTOR INFORMATION
SCANA’s and SCE&G’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed with or furnished to the SEC are available free of charge through SCANA’s internet website at www.scana.com (which is not intended as an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC) as soon as reasonably practicable after these reports are filed or furnished.

SCANA and SCE&G post information from time to time regarding developments relating to SCE&G’s new nuclear project and other matters of interest to investors on SCANA’s website. On SCANA’s homepage, there is a yellow box containing links to the Nuclear Development and Other Investor Information sections of the website. The Nuclear Development section contains a yellow box with a link to project news and updates. The Other Investor Information section of the website contains a link to recent investor related information that cannot be found at other areas of the website. Some of the information that will be posted from time to time, including the quarterly reports that SCE&G submits to the SCPSC and the ORS in connection with the new nuclear project, may be deemed to be material information that has not otherwise become public. Investors, media and other interested persons are encouraged to review this information and can sign up, under the Investor Relations Section of the website, for an email alert when there is a new posting in the Nuclear Development and Other Investor Information yellow box.

CORPORATE STRUCTURE AND SEGMENTS OF BUSINESS
SCANA is a South Carolina corporation created in 1984 as a holding company. SCANA and its subsidiaries had full-time, permanent employees as of February 20, 2015 and 2014 of 5,886 and 5,989, respectively. SCANA does not directly own or operate any significant physical properties, but it holds directly all of the capital stock of its subsidiaries except as described below, each of which is incorporated in South Carolina.

Regulated Utilities

SCE&G is engaged in the generation, transmission, distribution and sale of electricity to approximately 688,000 customers and the purchase, sale and transportation of natural gas to approximately 338,000 customers (each as of December 31, 2014). SCE&G’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements. SCE&G’s electric service territory extends into 24 counties covering nearly 17,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 36 counties in South Carolina and covers approximately 23,000 square miles. More than 3.3 million persons live in the counties where SCE&G conducts its business. Resale customers include municipalities, electric cooperatives, other investor-owned utilities, registered marketers and federal and state electric agencies. Predominant industries served by SCE&G include chemicals, educational services, paper products, food products, lumber and wood products, health services, textile manufacturing, rubber and miscellaneous plastic products and fabricated metal products.

GENCO owns Williams Station and sells electricity, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, certain fossil fuels and emission allowances.

PSNC Energy purchases, sells and transports natural gas to approximately 521,000 residential, commercial and industrial customers (as of December 31, 2014). PSNC Energy serves 28 franchised counties covering approximately 12,000 square miles in North Carolina. The predominant industries served by PSNC Energy include educational services, food products, health services, automotive, chemicals, non-woven textiles, electrical generation and construction.

CGT operates as an open access, transportation-only interstate pipeline company regulated by FERC. CGT operates in southeastern Georgia and in South Carolina and has interconnections with Southern Natural at Port Wentworth, Georgia and with Southern LNG, Inc. at Elba Island, near Savannah, Georgia. CGT also has interconnections with Southern Natural in Aiken County, South Carolina, and with Transco in Cherokee and Spartanburg counties, South Carolina. CGT’s customers include SCE&G (which uses natural gas for electricity generation and for gas distribution to retail customers), SEMI (which markets natural gas to industrial and sale for resale customers, primarily in the Southeast), municipalities, county gas authorities, federal and state agencies, marketers, power generators and industrial customers primarily engaged in the manufacturing or processing of ceramics, paper, metal, and textiles. In December 2014, SCANA announced that CGT would be sold to Dominion Resources, Inc. The sale closed at the end of January 2015.

Nonregulated Businesses

SEMI markets natural gas primarily in the southeast and provides energy-related services. SCANA Energy, a division of SEMI, sells natural gas to approximately 459,000 customers (as of December 31, 2014, and includes approximately 66,000 customers in its regulated division) in Georgia’s natural gas market. SCANA Energy’s total customer base represents an approximately 30% share of the approximately 1.6 million customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in Georgia.

SCI owns and operates a fiber optic telecommunications network, ethernet network and data center facilities in South Carolina, and through a joint venture, SCI has an additional interest in fiber in South Carolina, North Carolina and Georgia. SCI also provides tower site construction, management and rental services and sells towers in South Carolina, North Carolina and Tennessee. SCI leases fiber optic capacity, data center space and tower space to certain affiliates at market rates. In December 2014, SCANA announced that SCI would be sold to Spirit Communications. The sale closed in February 2015.

SCANA Services, Inc. provides primarily administrative and management services to SCANA's other subsidiaries.

In addition, SCANA owns two insignificant energy-related companies that are being liquidated.

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

ELECTRIC OPERATIONS

Electric Sales

SCE&G’s sales of electricity and margins earned from those sales by customer classification as percentages of electric revenues were as follows:

	Sales		Margins
Customer Classification	2013	2014	2013	2014
Residential	44%	45%	50%	50%
Commercial	33%	32%	33%	33%
Industrial	18%	18%	14%	14%
Sales for resale	2%	2%	1%	1%
Other	3%	3%	2%	2%
Total	100%	100%	100%	100%

Sales for resale include sales to three municipalities and one electric cooperative. Short-term system sales were not significant for any period presented.

During 2014 SCE&G experienced a net increase of approximately 10,000 electric customers (growth rate of 1.4%), increasing its total electric customers to approximately 688,000 at year end.

For the period 2015-2017, SCE&G projects total territorial kWh sales of electricity to increase 1.1% annually (assuming normal weather), total retail sales growth of 1.1% annually (assuming normal weather), total electric customer base to increase 1.8% annually and territorial peak load (summer, in MW) to increase 1.9% annually. SCE&G projects a retail kWh sales decrease of approximately 3.0% and customer growth of 1.4% from 2014 to 2015. SCE&G’s goal is to maintain a planning reserve margin of between 14% and 20%; however, weather and other factors affect territorial peak load and can cause actual generating capacity on any given day to fall below the reserve margin goal.

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

Fuel Costs and Fuel Supply

The average cost of various fuels and the weighted average cost of all fuels (including oil) were as follows:

	Cost of Fuel Used
	2012	2013	2014
Per MMBTU:
Nuclear	$0.94	$1.11	$1.01
Coal	4.49	4.28	3.90
Natural Gas	3.71	4.63	5.19
All Fuels (weighted average)	3.56	3.53	3.62
Per Ton: Coal	111.72	104.63	96.74
Per MCF: Gas	3.80	4.69	5.30

The sources and percentages of total MWh generation by each category of fuel for the preceding three years and estimates for the next three years follow:

	% of Total MWh Generated
	Actual			Estimated
	2012	2013	2014	2015	2016	2017
Coal	50%	45%	50%	47%	42%	44%
Nuclear	19%	24%	19%	20%	24%	21%
Hydro	3%	4%	3%	3%	3%	3%
Natural Gas & Oil	28%	26%	26%	28%	29%	30%
Biomass	—	1%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%	100%

In 2014, the Company used coal to generate electricity at five fossil fuel-fired plants, including its cogeneration facility located in Charleston, South Carolina. Unit trains and, in some cases, trucks and barges delivered coal to these plants. SCE&G intends to retire the coal-fired generating units at one of these plants by 2020, subject to future developments in environmental regulations, among other matters. See Item 2. PROPERTIES.

 Coal is primarily obtained through long-term supply contracts. Long-term contracts exist with suppliers located in eastern Kentucky, Tennessee, Virginia, and West Virginia. These contracts provide for approximately 3.0 million tons annually. Sulfur restrictions on the contract coal range from .75% to 1.6%. These contracts expire at various times through 2016. Spot market purchases may occur when needed or when prices are believed to be favorable.

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

SCE&G can store spent nuclear fuel on-site until at least 2017 and is constructing a dry cask storage facility to accommodate the spent fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available. In addition, Summer Station Unit 1 has sufficient on-site storage capacity to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary. For information about the contract with the DOE regarding disposal of spent fuel, see the Environmental section of Note 10 to the consolidated financial statements of SCANA and SCE&G.

SCE&G also uses long-term power purchase agreements to ensure that adequate power supply resources are in place to meet load obligations and reserve requirements. As of December 31, 2014, SCE&G had such agreements in place for 300 MW of capacity.

GAS OPERATIONS

Gas Sales-Regulated

Regulated sales of natural gas by customer classification as a percent of total regulated gas revenues sold or transported were as follows:

	SCANA		SCE&G
Customer Classification	2013	2014	2013	2014
Residential	55.6%	54.9%	43.5%	44.1%
Commercial	26.0%	26.5%	27.4%	28.2%
Industrial	12.5%	12.4%	25.6%	24.6%
Transportation Gas	5.9%	6.2%	3.5%	3.1%
Total	100.0%	100.0%	100.0%	100.0%

For the period 2015-2017, SCANA projects total consolidated sales of regulated natural gas in MMBTUs to increase 1.6% annually (excluding transportation and assuming normal weather). Annual projected increases over such period in MMBTU sales include residential of 2.5%, commercial of 1.0% and industrial of 0.5%.

For the period 2015-2017, SCE&G projects total consolidated sales of regulated natural gas in MMBTUs to increase 1.2% annually (excluding transportation and assuming normal weather). Annual projected increases over such period in MMBTU sales include residential of 2.5%, commercial of 0.6% and industrial of 0.7%.

For the period 2015-2017, SCANA’s and SCE&G’s total consolidated regulated natural gas customer base is projected to increase annually 2.4% and 2.3%, respectively.  During 2014 SCANA recorded a net increase of approximately 22,000 regulated gas customers (growth rate of 2.6%), increasing its regulated gas customers to approximately 859,000.  Of this increase, SCE&G recorded a net increase of approximately 9,000 gas customers (growth rate of 2.8%), increasing its total gas customers to approximately 338,000 (as of December 31, 2014).

Demand for gas changes primarily due to weather and the price relationship between gas and alternate fuels.

Gas Cost, Supply and Curtailment Plans

 SCE&G purchases natural gas under contracts with producers and marketers in both the spot and long-term markets. The gas is delivered to South Carolina through firm transportation agreements with Southern Natural (expiring in 2018), Transco (expiring in 2017 and 2018) and CGT (expiring in 2017, 2018, 2019, 2023 and 2026). The maximum daily volume of gas that SCE&G is entitled to transport under these contracts is 212,194 MMBTU from Southern Natural, 64,652 MMBTU from Transco and 431,229 MMBTU from CGT. Additional natural gas volumes may be delivered to SCE&G’s system as capacity is available through interruptible transportation.

The daily volume of gas that SEMI is entitled to transport under service agreements with CGT (expiring in 2016, 2017 and 2023) on a firm basis is 82,615 MMBTU.

SCE&G purchased natural gas, including fixed transportation, at an average cost of $5.94 per MMBTU during 2014 and $5.27 per MMBTU during 2013.

SCE&G was allocated 5,502,600 MMBTU of natural gas storage capacity on the systems of Southern Natural and Transco. Approximately 4,657,900 MMBTU of gas were in storage on December 31, 2014. To meet the requirements of its high priority natural gas customers during periods of maximum demand, SCE&G supplements its supplies of natural gas with two LNG liquefaction and storage facilities. The LNG plants are capable of storing the liquefied equivalent of 1,964,600 MMBTU of natural gas. Approximately 1,844,800 MMBTU (liquefied equivalent) of gas were in storage on December 31, 2014.

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

PSNC Energy purchased natural gas, including fixed transportation, at an average cost of $5.67 per MMBTU during 2014 compared to $5.13 per MMBTU during 2013.

To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and LNG peaking services. Underground natural gas storage service agreements with Dominion Transmission, Inc., Columbia Gas Transmission, Transco and Spectra Energy provide for storage capacity of approximately 13,000,000 MMBTU. Approximately 11,000,000 MMBTU of gas were in storage under these agreements at December 31, 2014. In addition, PSNC Energy’s LNG facility can store the liquefied equivalent of 1,000,000 MMBTU of natural gas with regasification capability of approximately 100,000 MMBTU per day. Approximately 900,000 MMBTU (liquefied equivalent) of gas were in storage at December 31, 2014. LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for 1,300,000 MMBTU (liquefied equivalent) of storage space. Approximately 1,100,000 MMBTU (liquefied equivalent) were in storage under these agreements at December 31, 2014.

SCANA and SCE&G believe that supplies under long-term contracts and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Gas Marketing-Nonregulated

SEMI markets natural gas and provides energy-related services primarily in the Southeast. In addition, SCANA Energy, a division of SEMI, markets natural gas to approximately 459,000 customers (as of December 31, 2014) in Georgia’s natural gas market. SCANA Energy’s total customer base represents an approximate 30% share of the approximately

1.6 million customers in Georgia’s deregulated natural gas market. SCANA Energy remains the second largest natural gas marketer in the state.

Risk Management

For a discussion of risk management policies and procedures, see Note 6 to the consolidated financial statements for SCANA and SCE&G.

REGULATION

Regulatory jurisdictions to which SCANA and its subsidiaries are subject are described in the Regulatory Matters section of Management's Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2016.

SCE&G holds licenses under the Federal Power Act for each of its hydroelectric projects. The licenses expire as follows:

Project	License Expiration
Saluda (Lake Murray)	*
Fairfield Pumped Storage/Parr Shoals	2020
Stevens Creek	2025
Neal Shoals	2036

* SCE&G presently operates the Saluda hydroelectric project under an annual license while its long-term re-licensing application is being reviewed by FERC.

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

Fuel Cost Recovery Procedures

The SCPSC’s fuel cost recovery procedure determines the fuel component in SCE&G’s retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any over-collection or under-collection from the preceding 12-month period. The statutory definition of fuel costs includes certain variable environmental costs, such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions. The definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, mercury and particulates. In 2014, the South Carolina General Assembly amended the statutory definition of fuel cost thereby allowing electric utilities to recover avoided costs under the Public Utility Regulatory Policy Act of 1978. The South Carolina General Assembly further amended the fuel cost statute to allow for the recovery of costs incurred as a result of offering distributed energy resource programs and net metering to its customers as a separate component of the overall fuel factor. SCE&G may request a formal proceeding concerning its fuel costs at any time.

Fuel cost recovery procedures related to the natural gas operations of SCE&G and PSNC Energy along with related rate proceedings by the SCPSC and NCUC are described in Note 2 to the consolidated financial statements for SCANA and SCE&G.

ENVIRONMENTAL MATTERS

Federal and state authorities have imposed environmental regulations and standards relating primarily to air emissions, wastewater discharges and solid, toxic and hazardous waste management. Developments in these areas may require that equipment and facilities be modified, supplemented or replaced. The ultimate effect of any new or pending regulations or standards upon existing operations cannot be predicted. For a discussion of how these regulations and standards may impact SCANA and SCE&G (including capital expenditures necessitated thereby), see the Environmental Matters section of Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 10 to the consolidated financial statements for SCANA and SCE&G.

OTHER MATTERS

Insurance coverage for SCE&G's nuclear units is described in Note 10 to the consolidated financial statements for SCANA and SCE&G.

ITEM 1A. RISK FACTORS

The risk factors that follow relate in each case to the Company, and where indicated the risk factors also relate to Consolidated SCE&G.

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

The Company’s and Consolidated SCE&G’s businesses are capital intensive and require significant investments in energy generation and in other internal infrastructure projects, including projects for environmental compliance. For example, SCE&G and Santee Cooper have agreed to jointly own, contract the design and construction of, and operate the New Units, which will be two 1,250 MW (1,117 MW, net) nuclear units at SCE&G’s Summer Station, in pursuit of which they have committed and are continuing to commit significant resources. In addition, construction of significant new transmission infrastructure is necessary to support the New Units and is under way as an integral part of the project. Achieving the intended benefits of any large construction project is subject to many uncertainties. For instance, the ability to adhere to established budgets and timeframes may be affected by many variables, such as the regulatory and legal processes associated with securing approvals, permits and licenses and necessary amendments to them within projected timeframes, the availability of labor and materials at estimated costs, the availability and cost of financing, and weather. There also may be contractor or supplier performance issues or adverse changes in their creditworthiness, and unforeseen difficulties meeting critical regulatory requirements. There may be unforeseen engineering problems or unanticipated changes in project design or scope. Our ability to complete construction projects (including new baseload generation) as well as our ability to maintain current operations at reasonable cost could be affected by the availability of key components or commodities, increases in the price of or the unavailability of labor, commodities or other materials, increases in lead times for components, adverse changes in applicable laws and regulations, new or enhanced environmental requirements, supply chain failures (whether resulting from the foregoing or other factors), and disruptions in the transportation of components, commodities and fuels. Some of the foregoing issues have been experienced in the construction of the New Units. A discussion of certain of those matters can be found under New Nuclear Construction Matters in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for SCANA and SCE&G.

Should the construction of the New Units materially and adversely deviate from the schedules, estimates, and projections timely submitted to and approved by the SCPSC pursuant to the BLRA, the SCPSC could disallow the additional capital costs that result from the deviations to the extent that it is deemed that the Company's failure to anticipate or avoid the deviation, or to minimize the resulting expenses, was imprudent, considering the information available at the time. Depending upon the magnitude of any such disallowed capital costs, the Company could be moved to evaluate the prudency of continuation, adjustment to, or termination of the project.

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

To the extent that delays occur, costs become unrecoverable, or we otherwise become unable to effectively manage and complete our capital projects, our results of operations, cash flows and financial condition, as well as our qualifications for applicable governmental programs and benefits, such as production tax credits, may be adversely affected.

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

Furthermore, Dodd-Frank affects the use and reporting of derivative instruments. The regulations under this legislation provide for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and require numerous rule-makings by the CFTC and the SEC to implement, many of which are still pending final action by those federal agencies. The Company and Consolidated SCE&G have determined that they meet the end-user exception to mandatory clearing of swaps under Dodd-Frank. In addition, the Company and Consolidated SCE&G have taken steps to ensure that they are not the party required to report these transactions in real-time (the "reporting party") by transacting solely with swap dealers, major swap participants and financial institutions, when possible, as well as entering into reporting party agreements with counterparties who also are not swap dealers, major swap participants or financial institutions, which establishes that those counterparties are obligated to report the transactions in accordance with applicable Dodd-Frank regulations. While these actions minimize the reporting obligations of the Company, they do not eliminate required recordkeeping for any Dodd-Frank regulated transactions. Moreover, the Company retains reporting responsibility for certain types of swaps, such as the annual reporting of trade options. Despite qualifying for the end-user exception to mandatory clearing and ensuring that neither the Company nor Consolidated SCE&G is the reporting party to a transaction required to be reported in real-time, we cannot predict when the final regulations will be issued or what requirements they will impose.

Changing and complex laws and regulations to which the Company and Consolidated SCE&G are subject could adversely affect revenues, increase costs, or curtail activities, thereby adversely impacting results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G operate under the regulatory authority of the United States government and its various regulatory agencies, including the FERC, NRC, SEC, IRS, EPA, CFTC and PHMSA. In addition, the Company and Consolidated SCE&G are subject to regulation by the state governments of South Carolina, North Carolina and Georgia via regulatory agencies, state environmental commissions, and state employment commissions. Accordingly, the Company and Consolidated SCE&G must comply with extensive federal, state and local laws and regulations. Such governmental oversight and regulation broadly and materially affect the operation of our business. In addition to many other aspects of our business, these requirements impact the licensing, siting, construction and operation of facilities. They affect our management of safety, the reliability of our electric and natural gas systems, the physical and cyber security of key assets, customer conservation through DSM Programs, information security, the issuance of securities and borrowing of money, financial reporting, interactions among affiliates, the payment of dividends and employment programs and practices. Changes to governmental regulations are continual and potentially costly to effect compliance. Non-compliance with these requirements by third parties, such as our contractors, vendors and agents, may subject the Company and Consolidated SCE&G to operational risks and to liability. We cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Company’s or Consolidated SCE&G’s businesses. Non-compliance with these laws and regulations could result in fines, litigation, loss of licenses or permits, mandated capital expenditures and other adverse business outcomes, as well as reputational damage, which could adversely affect the cash flows, results of operations, and financial position of the Company and Consolidated SCE&G.

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

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects, results of DSM Programs and/or increases in operating costs may lead to requests for regulatory relief, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits.

SCE&G’s electric operations in South Carolina and the Company’s gas distribution operations in South Carolina and North Carolina are regulated by state utilities commissions. In addition, the construction of the New Units by SCE&G is subject to rate regulation by the SCPSC via the BLRA. SCE&G’s electric transmission system and Consolidated SCE&G’s generating facilities are subject to extensive regulation and oversight from the NRC and SCPSC. Implementing and maintaining compliance with the NERC's mandatory reliability standards, enforced by FERC, for bulk electric systems could result in higher operating costs and capital expenditures. Non-compliance with these standards could subject SCE&G to substantial monetary penalties. Our gas marketing operations in Georgia are subject to state regulatory oversight and, for a portion of its operations, to rate regulation. There can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as market conditions evolve.

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

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing nitrogen oxide, sulfur dioxide, mercury and particulate matter). Some form of regulation is expected at the federal and state levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. In January 2014, the EPA proposed NSPS for emissions of carbon dioxide from newly constructed fossil fuel-fired electric generating units. A proposed rule for emissions of carbon dioxide from existing units was issued on June 2, 2014, to be made final no later than June 1, 2015. Also, a number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none have yet been enacted. In April 2012 the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. In October 2014, the stay on CSAPR was lifted and CAIR was set aside, thus reinstating CSAPR sulfur dioxide and nitrogen oxide allocatons on electric generating units in 28 states, including South Carolina. In 2010, the EPA set a new NAAQS limit for sulfur dioxide and in May 2014 proposed a rule for electric generating unit compliance with that limit. In November 2014, a new NAAQS limit for ozone was proposed by the EPA. The EPA's rule for cooling water intake structures to meet the best technology available became effective in October 2014, and the EPA also issued a final rule in December 2014 regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA has proposed new standards under the CWA governing effluent limitation guidelines for electric generating units.

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

The compliance costs of these environmental laws and regulations are important considerations in the Company's and Consolidated SCE&G's strategic planning and, as a result, significantly affect the decisions to construct, operate, and retire facilities, including generating facilities. In effecting compliance with MATS, SCE&G announced in 2012 that six of its oldest and smallest coal-fired units would be taken off-line or temporarily switched from coal to natural gas prior to closure. Three of these units were retired by the end of 2013 and one has been converted from coal to natural gas.

The Company and Consolidated SCE&G are vulnerable to interest rate increases, which would increase our borrowing costs, and we may not have access to capital at favorable rates, if at all. Additionally, potential disruptions in the capital and credit markets may further adversely affect the availability and cost of short-term funds for liquidity requirements and our ability to meet long-term commitments; each could in turn adversely affect our results of operations, cash flows and financial condition.

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

Various rating agencies rate SCANA’s long-term senior unsecured debt, SCE&G’s long-term senior secured debt, and the long-term senior unsecured debt of PSNC Energy as investment grade. In addition, ratings agencies maintain ratings on the short-term debt of SCANA, SCE&G, Fuel Company (which ratings are based upon the guarantee of SCE&G) and PSNC Energy. If these rating agencies were to downgrade any of these ratings, particularly to below investment grade, borrowing cost on new issuances would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease.

SCANA’s leverage ratio of long- and short-term debt to capital was approximately 57% at December 31, 2014. SCANA has publicly announced its desire to maintain its leverage ratio between 54% and 57%, but SCANA’s ability to do so depends on a number of factors. In the future, if SCANA is not able to maintain its leverage ratio within the desired range, the Company’s debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its ability to access the capital markets may be impaired.

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

Natural disasters (such as electromagnetic events and the 2011 earthquake and tsunami in Japan) or man-made mishaps (such as the San Bruno, California natural gas transmission pipeline failure, the Kingston, Tennessee coal ash pond failure, and cyber-security failures experienced by many businesses) could have direct significant impacts on the Company and Consolidated SCE&G and on our key contractors and suppliers or could impact us through changes to federal, state or local policies, laws and regulations, and have a significant impact on our financial position, operating expenses, and cash flows.

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

The Company and Consolidated SCE&G are subject to the risk of loss of sales due to the growth of distributed generation especially in the form of renewable power such as solar photovoltaic systems, which systems have undergone a rapid decline in their costs. As a result of federal and state subsidies, potential regulations allowing third-party retail sales, and advances in distributed generation technology, the growth of such distributed generation could be significant in the future. Such growth will lessen Company and Consolidated SCE&G sales and slow growth, potentially causing higher rates to customers.

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

In addition, conservation and demand side management efforts and/or technological advances may cause or enable customers to significantly reduce their usage of the Company’s and SCE&G’s products and adversely affect sales, sales growth, and customer usage patterns. For instance, improvements in battery technology, if realized, could have dramatic impacts on the viability of and growth in distributed generation.

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

Critical processes or systems in the Company’s or Consolidated SCE&G’s operations could become impaired or fail from a variety of causes, such as equipment breakdown, transmission equipment failure, information systems failure or security breach, the effects of drought (including reduced water levels) on the operation of emission control or other generation equipment, and the effects of a pandemic or terrorist attack on our workforce or facilities or on the ability of vendors and suppliers to maintain services key to our operations.

In particular, as the operator of power generation facilities, many of which entered service prior to 1985 and may be difficult to maintain, Consolidated SCE&G could incur problems, such as the breakdown or failure of power generation or emission control equipment, transmission equipment, or other equipment or processes which would result in performance below assumed levels of output or efficiency. The operation of the New Units may entail additional cycling of our coal-fired generation facilities and may thereby increase the number of unplanned outages at those facilities. In addition, any such breakdown or failure may result in Consolidated SCE&G purchasing emission allowances or replacement power at market rates, if such allowances and replacement power are available at all. These purchases are subject to state regulatory prudency reviews for recovery through rates. If replacement power is not available, such problems could result in interruptions of service (blackout or brownout conditions) in all or part of SCE&G’s territory or elsewhere in the region. Similarly, a natural gas line failure of the Company or Consolidated SCE&G could affect the safety of the public, destroy property, and interrupt our ability to serve customers.

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

The Company depends on maintaining the physical and cyber security of its operations and assets.  As much of our business is part of the nation's critical infrastructure, the loss or impairment of the assets associated with that portion of our business could have serious adverse impacts on the customers and communities that we serve.  Virtually all of the Company's operations are dependent in some manner upon our cyber systems, which encompass electric and gas operations, nuclear and fossil fuel generating plants, human resource and customer systems and databases, information system networks, and systems containing confidential corporate information.  Cyber systems, such as those of the Company, are often targets of malicious cyber attacks.  A successful physical or cyber attack could lead to outages, failure of operations of all or portions of our businesses, damage to key components and equipment, and exposure of confidential customer, employee, or corporate information.  The Company may not be readily able to recover from such events.  In addition, the failure to secure our operations from such physical and cyber events may cause us reputational damage.  Litigation, penalties and claims from a number of parties, including customers, regulators and shareholders, may ensue.  Insurance may not be adequate to respond to these events.  As a result, the Company's financial position, results of operations, and cash flows may be adversely affected.

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

In 2014, Summer Station Unit 1, operated by SCE&G, provided approximately 4.6 million MWh, or 19% of our generation. When the New Units are completed, our generating capacity and the percentage of total generating capacity represented by nuclear sources are expected to increase. Hence, SCE&G is subject to various risks of nuclear generation, which include the following:

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

As with many other utilities, a significant portion of our workforce will be eligible for retirement during the next few years. We must attract, retain and develop executive officers and other professional, technical and craft employees with the skills and experience necessary to successfully manage, operate and grow our business. Competition for these employees is high, and in some cases we must compete for these employees on a regional or national basis. We may be unable to attract and retain these personnel. Further, the Company’s or Consolidated SCE&G’s ability to construct or maintain generation or other assets requires the availability of suitable skilled contractor personnel. We may be unable to obtain appropriate contractor personnel at the times and places needed. Labor disputes with employees or contractors covered by collective bargaining agreements also could adversely affect implementation of our strategic plan and our operational and financial performance. Furthermore, increased medical benefit costs of employees and retirees could adversely affect the results of operations of the Company and Consolidated SCE&G. Medical costs in this country have risen significantly over the past number of years and are expected to continue to increase at unpredictable rates. Such increases, unless satisfactorily managed by the Company and Consolidated SCE&G, could adversely affect results of operations.

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

The Company and Consolidated SCE&G are subject to the reputational risks that may result from a failure to adhere to high standards of compliance with laws and regulations, ethical conduct, operational effectiveness, customer service and the safety of employees, customers and the public. These risks could adversely affect the valuation of our common stock and the Company’s and Consolidated SCE&G’s access to capital.

The Company and Consolidated SCE&G are committed to comply with all laws and regulations, to focus on the safety of employees, customers and the public, to maintain the privacy of information related to our customers and employees and to maintain effective communications with the public and key stakeholder groups, particularly during emergencies and times of crisis. Social media can very rapidly convey information, whether factual or not, to large numbers of people, including customers and news media, and the failure to timely and effectively manage this media could adversely impact our reputation. The Company and Consolidated SCE&G also are committed to operational excellence, to quality customer service, and, through our Code of Conduct and Ethics, to maintain high standards of ethical conduct in our business operations. A failure to meet these commitments may subject the Company and Consolidated SCE&G not only to fraud, regulatory action, litigation and financial loss, but also to reputational risk that could adversely affect the valuation of SCANA’s stock, adversely affect the Company’s and Consolidated SCE&G’s access to capital, and result in further regulatory oversight. Insurance may not be available or adequate to respond to these events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each of its subsidiaries. See also Note 13 to the consolidated financial statements of the Company.
SCE&G's bond indenture, securing the First Mortgage Bonds issued thereunder, constitutes a direct mortgage lien on substantially all of its electric utility property. GENCO's Williams Station is also subject to a first mortgage lien which secures certain outstanding debt of GENCO.
NATURAL GAS DISTRIBUTION AND TRANSMISSION PROPERTIES

SCE&G's natural gas system includes 447 miles of transmission pipeline of up to 20 inches in diameter that connect its distribution system with Southern Natural, Transco and CGT. SCE&G’s distribution system consists of 16,732 miles of distribution mains and related service facilities. SCE&G also owns two LNG plants, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6,180 MMBTU per day and store the liquefied equivalent of 1,009,400 MMBTU of natural gas. The Salley facility can store the liquefied equivalent of 927,000 MMBTU of natural gas and has no liquefying capabilities. The LNG facilities have the capacity to regasify approximately 61,800 MMBTU per day at Charleston and 92,700 MMBTU per day at Salley.

As of December 31, 2014, CGT’s natural gas system consisted of over 1,400 miles of transmission pipeline of up to 24 inches in diameter. CGT’s system transports gas to its customers from the transmission systems of Southern Natural at Port Wentworth, Georgia and Aiken County, South Carolina, Southern LNG, Inc. at Elba Island, near Savannah, Georgia and Transco in Cherokee and Spartanburg counties in South Carolina. In December 2014, SCANA announced that CGT would be sold. The sale closed at the end of January 2015.

PSNC Energy’s natural gas system consists of 597 miles of transmission pipeline of up to 24 inches in diameter that connect its distribution systems with Transco. PSNC Energy’s distribution system consists of 20,799 miles of distribution mains and related service facilities. PSNC Energy owns one LNG plant with storage capacity of 1,000,000 MMBTU, the capacity to liquefy up to 4,000 MMBTU per day and the capacity to regasify approximately 100,000 MMBTU per day. PSNC Energy also owns, through a wholly-owned subsidiary, 33.21% of Cardinal Pipeline Company, LLC, which owns a 105-mile transmission pipeline in North Carolina. In addition, PSNC Energy owns, through a wholly-owned subsidiary, 17% of Pine Needle LNG Company, LLC. Pine Needle owns and operates a liquefaction, storage and regasification facility in North Carolina.

ELECTRIC PROPERTIES

The following table shows the electric generating facilities and their net generating capacity as of December 31, 2014.

		Net Generating Capacity
	In-Service	Summer
	Date	(MW)
Coal-Fired Steam:
McMeekin - Irmo, SC	1958	250	*
Wateree - Eastover, SC	1970	684
Williams - Goose Creek, SC	1973	605
Cope - Cope, SC	1996	415
Kapstone - Charleston, SC	1999	85

Gas-Fired Steam - Urquhart Unit 3 - Beech Island, SC	1953	95	*

Nuclear:
Summer Station Unit 1 - Parr, SC (reflects SCE&G's 66.7% ownership share)	1984	647
Summer Station Unit 2 and Unit 3 - Parr, SC			**

Internal Combustion Turbines:
Peaking units - various locations in SC	1968-2010	352
Urquhart Combined Cycle - Beech Island, SC	2002	458
Jasper Combined Cycle - Jasper, SC	2004	852

Hydro:
Saluda - Irmo, SC	1930	200
Other hydro units - various locations in or bordering SC	1905-1914	18
Fairfield Pumped Storage - Parr, SC	1978	576

* As described in Note 2 to the consolidated financial statements for SCANA and SCE&G, SCE&G intends to retire these units by 2020, subject to future developments in environmental regulations, among other matters. Urquhart Unit 3 was fueled with coal prior to 2013 and is expected to be fueled with natural gas until its retirement.

** SCE&G owns 55% of Unit 2 and Unit 3, which are being constructed at Summer Station.

    SCE&G owns 434 substations having an aggregate transformer capacity of 29.8 million KVA. The transmission system consists of 3,411 miles of lines, and the distribution system consists of 18,442 pole miles of overhead lines and 7,122 trench miles of underground lines.

ITEM 3.  LEGAL PROCEEDINGS

SCANA and SCE&G are subject to various claims and litigation incidental to their business operations which management anticipates will be resolved without a material impact on their respective results of operations, cash flows or financial condition. In addition, certain material regulatory and environmental matters and uncertainties, some of which remain outstanding at December 31, 2014, are described in the Rate Matters section of Note 2 and in the Environmental section of Note 10 to the consolidated financial statements of SCANA and SCE&G.

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

Name	Age	Positions Held During Past Five Years	Dates
Kevin B. Marsh	59	Chairman of the Board and Chief Executive Officer President and Chief Operating Officer-SCANA President and Chief Operating Officer-SCE&G	2011-present 2011-present *-2011
Jimmy E. Addison	54	Executive Vice President-SCANA Chief Financial Officer President and Chief Operating Officer-SEMI Senior Vice President	2012-present *-present 2014-present *-2012
Jeffrey B. Archie	57	Senior Vice President and Chief Nuclear Officer-SCE&G Senior Vice President-SCANA	*-present *-present
George J. Bullwinkel	66	President and Chief Operating Officer-SCI President and Chief Operating Officer-SEMI and ServiceCare Senior Vice President-SCANA	*-2015 *-2014 *-2015
Sarena D. Burch	57	Senior Vice President-Fuel Procurement and Asset Management-SCE&G and PSNC Energy Senior Vice President-SCANA	*-present *-present
Stephen A. Byrne	55
President-Generation and Transmission and Chief Operating Officer-SCE&G
Executive Vice President-SCANA
Executive Vice President-Generation and Transmission-SCE&G
Executive Vice President-Generation, Nuclear and Fossil Hydro-SCE&G
			2011-present *-present 2011 *-2011
Paul V. Fant	61	President and Chief Operating Officer-CGT Senior Vice President-SCANA	*-2015 *-2015
D. Russell Harris	50	Senior Vice President-Gas Distribution-SCANA President-Gas Operations-SCE&G President and Chief Operating Officer-PSNC Energy Senior Vice President-SCANA	2013-present 2013-present *-present 2012-2013
Kenneth R. Jackson	58	Senior Vice President-Economic Development, Governmental and Regulatory Affairs Senior Vice President-SCANA Vice President-Rates and Regulatory Services	2014-present 2014-present *-2014
W. Keller Kissam	48	President of Retail Operations-SCE&G Senior Vice President-SCANA Senior Vice President-Retail Operations-SCE&G Vice President-Electric Operations-SCE&G	2011-present 2011-present 2011 *-2011
Ronald T. Lindsay	64	Senior Vice President, General Counsel and Assistant Secretary	*-present
Martin K. Phalen	60	Senior Vice President-Administration-SCANA Vice President-Gas Operations-SCE&G	2012-present *-2012

*Indicates positions held as least since March 1, 2010.
George J. Bullwinkel and Paul V. Fant ceased being executive officers of SCANA Corporation by February 1, 2015.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK INFORMATION

SCANA Corporation:

Price Range (NYSE Composite Listing):

	2014				2013
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$63.41	$53.89	$53.88	$51.39	$48.15	$52.93	$54.41	$51.23
Low	$47.77	$48.53	$49.51	$45.58	$44.75	$45.72	$47.22	$45.57

SCANA common stock trades on the NYSE using the ticker symbol SCG. Newspaper stock listings use the name SCANA.  At February 20, 2015 there were 142,916,917 shares of SCANA common stock outstanding which were held by approximately 27,147 shareholders of record. For a summary of equity securities issuable under SCANA’s compensation plans at December 31, 2014, see Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SCANA declared quarterly dividends on its common stock of $0.525 per share in 2014 and $0.5075 per share in 2013. On February 19, 2015, SCANA increased the quarterly cash dividend rate on SCANA common stock to $0.545 per share, an increase of approximately 3.8%. The next quarterly dividend is payable April 1, 2015 to shareholders of record on March 10, 2015. For a discussion of provisions that could limit the payment of cash dividends, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCANA.

SCE&G:

All of SCE&G’s common stock is owned by SCANA, and no established public trading market exists for SCE&G common stock. During 2014 and 2013, SCE&G declared quarterly dividends on its common stock in the following amounts:

Declaration Date	Amount		Declaration Date	Amount
February 20, 2013	$62.2	million	February 20, 2014	$62.5	million
April 25, 2013	62.0	million	April 24, 2014	62.8	million
July 31, 2013	65.8	million	July 31, 2014	66.8	million
October 31, 2013	60.0	million	October 30, 2014	72.5	million

On February 19, 2015, SCE&G declared a quarterly dividend on its common stock of $69.0 million.

For a discussion of provisions that could limit the payment of cash dividends, see Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCE&G.

ITEM 6.  SELECTED FINANCIAL DATA

As of or for the Year Ended December 31,	2014	2013	2012	2011	2010
	(Millions of dollars, except statistics and per share amounts)
SCANA:
Statement of Income Data
Operating Revenues	$4,951	$4,495	$4,176	$4,409	$4,601
Operating Income	$1,007	$910	$859	$813	$768
Net Income	$538	$471	$420	$387	$376
Common Stock Data
Weighted Average Common Shares Outstanding (Millions)	141.9	138.7	131.1	128.8	125.7
Basic Earnings Per Share	$3.79	$3.40	$3.20	$3.01	$2.99
Diluted Earnings Per Share	$3.79	$3.39	$3.15	$2.97	$2.98
Dividends Declared Per Share of Common Stock	$2.10	$2.03	$1.98	$1.94	$1.90
Balance Sheet Data
Utility Plant, Net	$12,232	$11,643	$10,896	$10,047	$9,662
Total Assets	$16,852	$15,164	$14,616	$13,534	$12,968
Total Equity	$4,987	$4,664	$4,154	$3,889	$3,702
Short-term and Long-term Debt	$6,615	$5,825	$5,744	$5,306	$4,909
Other Statistics
Electric:
Customers (Year-End)	687,800	678,273	669,966	664,196	660,580
Total sales (Million kWh)	23,319	22,313	23,879	24,188	24,884
Generating capability-Net MW (Year-End)	5,237	5,237	5,533	5,642	5,645
Territorial peak demand-Net MW	4,853	4,574	4,761	4,885	4,735
Regulated Gas:
Customers, excluding transportation (Year-End)	859,186	837,232	818,983	803,644	794,841
Sales, excluding transportation (Thousand Therms)	973,907	921,533	798,978	812,416	931,879
Transportation customers (Year-End)	485	496	499	492	491
Transportation volumes (Thousand Therms)	1,786,897	1,729,399	1,559,542	1,585,202	1,546,234
Retail Gas Marketing:
Retail customers (Year-End)	459,235	454,104	449,144	455,258	464,123
Firm customer deliveries (Thousand Therms)	425,946	382,728	310,442	341,554	402,583
Nonregulated interruptible customer deliveries (Thousand Therms)	1,988,570	1,928,266	1,981,085	1,845,327	1,728,161

SCE&G:
Statement of Income Data
Operating Revenues	$3,091	$2,845	$2,809	$2,819	$2,815
Operating Income	$830	$737	$717	$654	$604
Net Income	$458	$391	$352	$316	$304
Net Income Attributable to Noncontrolling Interest	$12	$11	$11	$10	$14
Earnings Available to Common Shareholder	$446	$380	$341	$306	$290
Balance Sheet Data
Utility Plant, Net	$10,783	$10,048	$9,375	$8,588	$8,198
Total Assets	$14,107	$12,700	$12,104	$11,037	$10,574
Total Equity	$4,757	$4,489	$4,043	$3,773	$3,541
Short-term and Long-term Debt	$5,018	$4,306	$4,171	$3,753	$3,440
Other Statistics
Electric:
Customers (Year-End)	687,866	678,338	670,030	664,273	660,642
Total sales (Million kWh)	23,333	22,327	23,899	24,200	24,887
Generating capability-Net MW (Year-End)	5,237	5,237	5,533	5,642	5,645
Territorial peak demand-Net MW	4,853	4,574	4,761	4,885	4,735
Regulated Gas:
Customers, excluding transportation (Year-End)	338,274	329,179	322,419	316,683	313,346
Sales, excluding transportation (Thousand Therms)	471,596	457,119	412,163	407,073	447,057
Transportation customers (Year-End)	173	173	166	155	148
Transportation volumes (Thousand Therms)	198,733	155,190	260,215	192,492	190,931

SCANA CORPORATION

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SCANA, through its wholly-owned regulated subsidiaries, is primarily engaged in the generation, transmission, distribution and sale of electricity in South Carolina and in the purchase, transmission and sale of natural gas in North Carolina and South Carolina. Through other wholly-owned nonregulated subsidiaries, SCANA markets natural gas to retail customers in Georgia and to wholesale customers primarily in the southeast, and also provides fiber optic and other telecommunications services. A service company subsidiary of SCANA provides primarily administrative and management services to SCANA and its subsidiaries.

In December 2014 SCANA entered into agreements to sell its interstate natural gas pipeline and telecommunications subsidiaries. These sales closed in the first quarter of 2015. See Note 13 to the consolidated financial statements.

The following map indicates areas where the Company’s significant business segments conduct their activities, as further described in this overview section.

The following percentages reflect net income earned by the Company’s regulated and nonregulated businesses (including the holding company) and the percentage of total assets held by them.

	2014	2013	2012
Net Income
Regulated	98%	97%	99%
Nonregulated	2%	3%	1%
Assets
Regulated	95%	95%	95%
Nonregulated	5%	5%	5%

Key Earnings Drivers and Outlook

During 2014, economic growth continued to improve in the southeast. Significant industrial announcements were made in the Company’s South Carolina and North Carolina service territories during the year, and announcements made in previous years began to materialize. In addition, the Port of Charleston continues to see increased traffic, with container volume up 12% over 2013.  The Company also experienced positive residential and commercial customer growth rates in its regulated businesses and steady unemployment rates for areas served by the Company.

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

Electric Operations

SCE&G's electric operations primarily generates electricity and provides for its transmission, distribution and sale to approximately 688,000 customers (as of December 31, 2014) in portions of South Carolina in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G. Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

Operating results are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control growth in costs. Demand for electricity is primarily affected by weather, customer growth and the economy.  SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity in 2014 was 10.25% for non-BLRA rate base, and 11.0% for BLRA-related rate base. To prevent the need for a non-BLRA base rate increase during years of peak nuclear construction, SCE&G has a stated goal of earning a return on equity of 9% or higher. For the year ended December 31, 2014, SCE&G's earned return on equity related to non-BLRA rate base was approximately 10%.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of two 1,250 MW (1,117 MW, net) nuclear generation units, which SCE&G will jointly own with Santee Cooper. SCE&G's current ownership share in the New Units is 55%, and under an agreement signed in January 2014, SCE&G has agreed to acquire an additional 5% ownership in increments coinciding with the commercial operation date of Unit 2 and the first and second anniversaries thereof. The purchase of this additional 5% ownership is expected to be funded by increased cash flows resulting from tax deductibility of depreciation associated with the commercial operation of the New Units.

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. As of December 31, 2014, SCE&G’s investment in the New Units totaled $2.7 billion, for which the financing costs on $2.425 billion have been reflected in rates under the BLRA.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018, with an approved 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The intended result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 was expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later.

During the third quarter of 2014, the Consortium also provided preliminary cost estimates for Units 2 and 3, principally related to delays for non-firm and non-fixed scopes of work to achieve a late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million, excluding any owner's cost amounts associated with the delays, which could be $10 million per month for delays beyond the current SCPSC-approved substantial completion dates. This figure is presented in 2007 dollars and would be subject to escalation, which could be material. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review, and SCE&G cannot predict when a revised schedule and cost estimate will be resolved with the Consortium.

Since receiving the August 2014 preliminary information, SCE&G has worked with Consortium executive management to evaluate this information.  Based upon this evaluation, the Consortium now indicates that the substantial completion date of Unit 2 is expected to occur by June 2019 and that the substantial completion date of Unit 3 may be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. SCE&G is continuing discussions with Consortium executive management in order to identify potential mitigation strategies to possibly accelerate the substantial completion date of Unit 2 to a time earlier in the first half of 2019 or to the end of 2018, with Unit 3 following approximately 12 months later.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of December 31, 2014, 101 milestones have been completed. Three of the remaining milestones have not been or will not be completed within their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are now projected to exceed amounts currently approved by the SCPSC of $4.548 billion and $5.755 billion, respectively. As such, in 2015 SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition is expected to include certain updated owner's costs and other capital costs, including amounts within the Consortium's preliminary cost estimate which may be the subject of dispute. As such, the petition is not expected to reflect the resolution of the above described negotiations. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

For additional information on these and other matters, see New Nuclear Construction Matters herein and Note 2 and Note 10 to the consolidated financial statements.

Environmental

EPA regulations have a significant impact on the Company's electric operations. In 2014, several regulations were proposed or became final, including the following:

•
A revised carbon standard for new power plants was proposed on January 8, 2014, which requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. This rule effectively prevents construction of new coal-fired plants without carbon capture and sequestration capabilities.

•
The Clean Power Plan released on June 2, 2014 would regulate carbon dioxide emissions from existing units. This proposed rule includes state-specific goals for carbon dioxide emissions, as well as guidelines for states to follow in developing SIPs to achieve those goals. Though it may be revised before becoming final in June 2015, the proposal gives states from one to three years from the date of any final rule to issue SIPs. The SIPs will ultimately define the specific compliance methodology that will be applied to existing units in that state.

•
The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved in connection with the renewal (every five years) of state-issued NPDES permits. The ELG Rule is expected to be finalized by September 30, 2015.

•
A final rule became effective October 14, 2014 that modifies requirements for existing cooling water intake structures. The Company is conducting studies and is developing or implementing compliance plans for this rule. Congress is also expected to consider further amendments to the CWA, and such legislation may include toxicity-based standards, among other things.

•
On November 26, 2014 the EPA announced a proposed tightening of current NAAQS ozone standards from .075 ppm to a range between .065 and .070 ppm, and that it will take comments on a standard as low as .060 ppm. A final rule is expected in October 2015.

•
New federal regulations affecting the management and disposal of CCRs were issued on December 19, 2014 and are expected to take effect in 2015. Under these regulations, CCRs will not be regulated as hazardous waste. These regulations do impose certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

The above environmental initiatives and similar issues are described in Environmental Matters herein and in Note 10 to the consolidated financial statements. Unless otherwise noted, the Company cannot predict when regulatory rules or legislative requirements for any of these initiatives will become final, if at all, or what conditions they may impose on the Company, if any. The Company believes that any additional costs imposed by such regulations would be recoverable through rates.

Gas Distribution

The local distribution operations of SCE&G and PSNC Energy purchase, transport and sell natural gas to approximately 859,000 retail customers (as of December 31, 2014) in portions of South Carolina and North Carolina in areas covering 34,600 square miles. Operating results for gas distribution are primarily influenced by customer demand for natural gas, rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity of 10.25% for SCE&G and 10.60% for PSNC Energy.

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

The production of shale gas in the United States continues to keep prices for this commodity at historic lows, and such prices are expected to continue at such levels for the foreseeable future. The supply of natural gas from the Marcellus and Utica shale basins in West Virginia, Pennsylvania and Ohio has prompted companies unaffiliated with SCANA to propose a 550-mile pipeline that would bring natural gas from these basins to Virginia and North Carolina. If successful, the completed pipeline should drive economic development along its path, including areas within PSNC Energy's service territory, and should serve to keep natural gas competitively priced in the region.

Retail Gas Marketing

SCANA Energy, a division of SEMI, sells natural gas to approximately 459,000 customers (as of December 31, 2014) throughout Georgia. SCANA Energy’s total customer base represents approximately 30% of the customers in Georgia’s deregulated natural gas market. This market is mature, resulting in lower margins and stiff competition. Competitors include affiliates of large energy companies as well as electric membership cooperatives, among others. SCANA Energy’s ability to maintain its market share primarily depends on the prices it charges customers relative to the prices charged by its competitors and its ability to provide high levels of customer service. In addition, SCANA Energy's operating results are highly sensitive to weather.

Approximately 66,000 of SCANA Energy's customers (as of December 31, 2014) are low-income or are unable to obtain natural gas service from other marketers. As Georgia’s regulated provider, SCANA Energy provides service to these customers at rates approved by the GPSC and receives funding from Georgia's Universal Service Fund to offset some of the resulting bad debt. SCANA Energy files financial and other information periodically with the GPSC, and such information is available at www.psc.state.ga.us (which is not intended as an active hyperlink; the information on the GPSC website is not part of this or any other report filed by the Company with the SEC).

SCANA Energy and certain of SCANA’s other natural gas distribution and marketing segments maintain gas inventory and utilize forward contracts and other financial instruments, including commodity swaps and futures contracts, to manage exposure to fluctuating commodity natural gas prices. See Note 6 to the consolidated financial statements. As a part of this risk management process, at any given time, a portion of SCANA’s projected natural gas needs has been purchased or placed under contract.

Energy Marketing

The divisions of SEMI, excluding SCANA Energy, market natural gas primarily in the southeast and provide energy-related services to customers. Operating results for energy marketing are primarily influenced by customer demand for natural gas and the ability to control growth of costs. The price of alternate fuels and customer growth significantly affect demand for natural gas. In addition, certain pipeline capacity available for Energy Marketing to serve industrial and other customers is dependent upon the market share held by SCANA Energy in the retail market.

RESULTS OF OPERATIONS

	2014	2013	2012
Basic earnings per share	$3.79	$3.40	$3.20
Diluted earnings per share	$3.79	$3.39	$3.15
Cash dividends declared (per share)	$2.10	$2.03	$1.98

2014 vs 2013
Basic earnings per share increased primarily due to the effects of weather, customer growth and base rate increases under the BLRA. Higher electric and gas margins were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes, dilution from additional shares outstanding and higher interest expense, as further described below.

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

On February 19, 2015, SCANA declared a quarterly cash dividend on its common stock of $.545 per share.

As further discussed in Note 13 to the consolidated financial statements, in December 2014 SCANA announced that it would sell CGT and SCI. These sales closed in January and February 2015, respectively. In aggregate, these subsidiaries contributed basic earnings per share of $.14 in 2014, $.15 in 2013 and $.18 in 2012.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013	Change	2012
Operating revenues	$2,629.4	8.2%	$2,430.5	(0.9)%	$2,453.1
Less: Fuel used in electric generation	799.3	6.4%	751.0	(11.0)%	844.2
Purchased power	80.7	87.7%	43.0	53.0%	28.1
Margin	$1,749.4	6.9%	$1,636.5	3.5%	$1,580.8

2014 vs 2013
Electric margin increased due to the effects of weather of $43.5 million, base rate increases under the BLRA of $54.1 million and customer growth of $14.7 million. These margin increases were partially offset by $69.0 million of downward adjustments to electric revenues in 2014 pursuant to SCPSC orders related to fuel cost recovery and SCE&G's DSM Programs. In 2013, pursuant to SCPSC orders, electric revenues were adjusted downward by $50.1 million related to fuel cost recovery and the reversal of undercollected amounts related to the Company's pilot eWNA program (eWNA was discontinued effective with the first billing cycle of 2014). Such adjustments are fully offset by the recognition within other income of gains realized upon the late 2013 settlement of certain derivative interest rate contracts and the application, as a reduction to operation and maintenance expenses, of a portion of SCE&G's storm damage reserve, both of which had been deferred in regulatory accounts. See Note 2 to the consolidated financial statements.

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

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2014	Change	2013	Change	2012
Residential	8,156	7.7%	7,571	—	7,571
Commercial	7,371	2.3%	7,205	(1.2)%	7,291
Industrial	6,234	3.9%	6,000	2.8%	5,836
Other	600	3.3%	581	(0.9)%	586
Total retail sales	22,361	4.7%	21,357	0.3%	21,284
Wholesale	958	0.3%	955	(63.2)%	2,595
Total Sales	23,319	4.5%	22,312	(6.6)%	23,879

2014 vs 2013	Retail sales volumes increased primarily due to the effects of weather and customer growth.

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

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Gas Distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013	Change	2012
Operating revenues	$1,014.0	7.6%	$942.6	23.2%	$765.0
Less: Gas purchased for resale	592.5	10.8%	534.9	42.8%	374.6
Margin	$421.5	3.4%	$407.7	4.4%	$390.4

2014 vs 2013	Margin increased primarily due to weather, residential and commercial customer growth of $9.1 million and increased average usage at SCE&G of $2.5 million.

2013 vs 2012
Margin increased primarily due to the SCPSC-approved increase in base rates under the RSA which became effective with the first billing cycle of November 2012, as well as residential and commercial customer growth and increased industrial usage.

Sales volumes (in MMBTU) by class, including transportation gas, were as follows:

Classification (in thousands)	2014	Change	2013	Change	2012
Residential	46,207	12.0%	41,268	24.4%	33,161
Commercial	30,701	8.9%	28,181	12.7%	25,001
Industrial	20,343	(8.9)%	22,319	4.6%	21,340
Transportation gas	45,506	7.8%	42,221	9.0%	38,736
Total	142,757	6.5%	133,989	13.3%	118,238

2014 vs 2013
Total sales volumes increased primarily due to weather and residential and commercial customer growth. Industrial sales volumes decreased primarily due to weather related curtailments and a customer switching to an alternative fuel source. Transportation sales increased due to an increase in natural gas fired generation, partially offset by curtailments.

2013 vs 2012	Total sales volumes increased primarily due to customer growth, increased industrial usage and the effects of weather.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Operating revenues	$514.9	10.7%	$465.2	12.8%	$412.5
Net Income	25.9	8.8%	23.8	*	10.5
* Greater than 100%

2014 vs 2013	Changes in operating revenues and net income are due to higher demand in 2014 primarily as a result of weather.

2013 vs 2012	Changes in operating revenues and net income are due to higher demand in 2013 primarily as a result of milder weather in 2012.

Energy Marketing

Energy Marketing is comprised of the Company’s nonregulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Operating revenues	$981.5	19.9%	$818.5	22.3%	$669.0
Net Income	5.1	(16.4)%	6.1	13.0%	5.4

2014 vs 2013	Operating revenues increased due to higher industrial sales volume and higher market prices. Net income decreased due to higher cost to serve customers during periods of pipeline constraints.

2013 vs 2012	Operating revenues and net income increased due to higher industrial sales volume and higher market prices.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Other operation and maintenance	$728.3	2.9%	$707.5	2.6%	$689.3
Depreciation and amortization	383.7	1.5%	378.1	6.2%	356.1
Other taxes	228.8	4.1%	219.7	6.1%	207.1

2014 vs 2013
Other operation and maintenance expenses increased primarily due to higher electric operating expenses of $8.9 million, DSM Programs cost amortization of $2.1 million, higher labor expense of $3.5 million which includes incentive compensation and lower pension costs, storm expenses of $1.1 million and other general expenses of $1.9 million. Depreciation and amortization expense increased due to net plant additions. Other taxes increased primarily due to higher property taxes.

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

Net Periodic Benefit Cost

     Net periodic benefit cost was recorded on the Company's income statements and balance sheets as follows:

Millions of dollars	2014	Change	2013	Change	2012
Income Statement Impact:
Employee benefit costs	$5.0	(67.7)%	$15.5	*	$4.0
Other expense	0.2	(80.0)%	1.0	25.0%	0.8
Balance Sheet Impact:
Increase in capital expenditures	0.5	(93.1)%	7.2	9.1%	6.6
Component of amount receivable from Summer Station co-owner	0.1	(96.0)%	2.5	13.6%	2.2
Increase (decrease) in regulatory asset	(3.2)	*	5.5	(63.1)%	14.9
Net periodic benefit cost	$2.6	(91.8)%	$31.7	11.2%	$28.5
* Greater than 100%

In 2013, pursuant to regulatory orders, SCE&G began recovering current pension expense through a rate rider (for retail electric operations) and through cost of service rates (for gas operations), and began amortizing pension costs previously deferred in regulatory assets over approximately 30 years (for retail electric operations) and approximately 14 years (for gas operations). See further discussion in Note 2 and Note 8 to the consolidated financial statements. Amounts amortized were as follow:

Millions of dollars	2014	2013
Retail electric operations	$2.0	$2.0
Gas operations	1.0	0.2

Other Income (Expense)

Other income (expense) includes the results of certain incidental activities of regulated subsidiaries, the activities of certain non-regulated subsidiaries, and AFC. Components of other income (expense) were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Other income	$121.8	21.4%	$100.3	71.2%	$58.6
Other expense	(64.3)	41.3%	(45.5)	8.1%	(42.1)
Total	$57.5	4.9%	$54.8	*	$16.5
* Greater than 100%

2014 vs 2013
Other income (expense) increased primarily due to the recognition of $64.0 million of gains realized upon the late 2013 settlement of certain interest rate derivative contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed, compared to $50.1 million of such gains in 2013. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income.

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

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 6.1% of income before income taxes in 2014, 5.8% in 2013 and 5.4% in 2012.

Interest Expense

Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Interest on long-term debt, net	$306.7	4.7%	$292.8	0.9%	$290.2
Other interest expense	5.7	23.9%	4.6	(11.5)%	5.2
Total	$312.4	5.0%	$297.4	0.7%	$295.4

Interest on long-term debt increased in each year primarily due to increased long-term borrowings used to finance nuclear construction, among other things. Other interest expense decreased in 2013, primarily due to reductions in principal balances outstanding on short-term debt over the prior year.

Income Taxes

Income tax expense increased in 2014 over 2013 and in 2013 over 2012 primarily due to increases in income before taxes. The Company's effective tax rate has been favorably impacted by equity AFC and certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met through internally generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.

Cash requirements for SCANA’s regulated subsidiaries arise primarily from their operational needs, funding their construction programs and payment of dividends to SCANA. The ability of the regulated subsidiaries to replace existing plant investment, to expand to meet future demand for electricity and gas and to install equipment necessary to comply with environmental regulations, will depend on their ability to attract the necessary financial capital on reasonable terms. Regulated subsidiaries recover the costs of providing services through rates charged to customers. Rates for regulated services are generally based on historical costs. As customer growth and inflation occur and these subsidiaries continue their ongoing construction programs, rate increases will be sought. The future financial position and results of operations of regulated subsidiaries will be affected by their ability to obtain adequate and timely rate and other regulatory relief.

The Company obtains equity from SCANA’s stock plans. In 2014, shares of SCANA common stock were acquired on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan through the original issuance of shares, rather than being purchased on the open market. This provided approximately $98 million of additional equity during 2014. Due primarily to the availability of proceeds from the sale of two subsidiaries in the first quarter of 2015, the Company began using open market purchases for its stock plans at the end of January 2015. In addition, on March 5, 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196 million.

SCANA’s leverage ratio of long- and short-term debt to capital was approximately 57% at December 31, 2014. SCANA has publicly announced its desire to maintain its leverage ratio between 54% and 57%, but SCANA’s ability to do so depends on a number of factors. In the future, if SCANA is not able to maintain its leverage ratio within the desired range, the Company’s debt ratings may be affected, it may be required to pay higher interest rates on its long- and short-term indebtedness, and its access to capital markets may be limited.

Capital Expenditures

Cash outlays for property additions and construction expenditures, including nuclear fuel, net of AFC, were $1.1 billion in 2014. The Company’s current estimates of its capital expenditures for construction and nuclear fuel for the next three years, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2015	2016	2017
SCE&G - Normal
Generation	$158	$123	$143
Transmission & Distribution	272	251	217
Other	37	41	27
Gas	54	64	57
Common	9	12	9
Total SCE&G - Normal	530	491	453
PSNC Energy	98	123	132
Other	38	20	29
Total Normal	666	634	614
New Nuclear (including transmission)	957	928	708
Cash Requirements for Construction	1,623	1,562	1,322
Nuclear Fuel	22	145	104
Total Estimated Capital Expenditures	$1,645	$1,707	$1,426

Estimated capital expenditures for Nuclear Fuel in 2016 include approximately $53 million, which is SCE&G's share of nuclear fuel it acquired in 2013. This fuel has been recorded in utility plant and the corresponding liability has been recorded in long-term debt on the consolidated balance sheet.

The Company’s contractual cash obligations as of December 31, 2014 are summarized as follows:

Contractual Cash Obligations	Payments due by periods
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long- and short-term debt, including interest	$12,011	$1,403	$1,717	$871	$8,020
Capital leases	17	4	9	3	1
Operating leases	38	8	8	3	19
Purchase obligations	3,627	2,273	1,352	1	1
Other commercial commitments	3,992	881	1,787	666	658
Total	$19,685	$4,569	$4,873	$1,544	$8,699

As of December 31, 2014, contractual cash obligations related to CGT and SCI are excluded from the above table and were not significant. See Note 13 to the consolidated financial statements for a discussion of the sales of CGT and SCI.

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at Summer Station. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G currently responsible for 55 percent of the cost and receiving 55 percent of the output. The estimated $500 million SCE&G expects it will cost to acquire an additional 5% ownership in the New Units is included in other commercial commitments and is further described in New Nuclear Construction Matters.

Purchase obligations include customary purchase orders under which the Company has the option to utilize certain vendors without the obligation to do so. The Company may terminate such arrangements without penalty.

Other commercial commitments includes estimated obligations under forward contracts for natural gas purchases. Such forward contracts include customary “make-whole” or default provisions, but are not considered to be “take-or-pay” contracts. Certain of these contracts relate to regulated businesses; therefore, the effects of such contracts on fuel costs are reflected in electric or gas rates.  Other commercial commitments also includes a “take-and-pay” contract for natural gas which expires in 2019 and estimated obligations for coal and nuclear fuel purchases.

In addition to the contractual cash obligations above, the Company sponsors a noncontributory defined benefit pension plan and an unfunded health care and life insurance benefit plan for retirees. The pension plan is adequately funded under current regulations, and no significant contributions are anticipated for the foreseeable future. Cash payments under the postretirement health care and life insurance benefit plan were $9.6 million in 2014, and such annual payments are expected to be the same or increase to as much as $11.5 million in the future.

In addition, the Company is party to certain NYMEX natural gas futures contracts for which any unfavorable market movements are funded in cash. These derivatives are accounted for as cash flow hedges and their effects are reflected within other comprehensive income until the anticipated sales transactions occur. See further discussion at Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. At December 31, 2014, the Company had posted $21.2 million in cash collateral for such contracts. In addition, the Company had posted $131.2 million in cash collateral related to interest rate derivative contracts.

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

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2016.

 In October 2014, the Company's existing five-year committed LOCs were extended by one year. At December 31, 2014 SCANA, SCE&G (including Fuel Company) and PSNC Energy were parties to five-year credit agreements in the amounts of $300 million, $1.2 billion, of which $500 million relates to Fuel Company, and $100 million, respectively, which expire in October 2019. In addition, at December 31, 2014 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. For a list of banks providing credit support and other information, see Note 4 to the consolidated financial statements.

On January 29, 2015, SCANA entered into an unsecured, three-month credit agreement in the amount of $150 million. SCANA entered this agreement to ensure sufficient liquidity was available to redeem its Junior Subordinated Notes on February 2, 2015. No borrowings were made under this agreement, and it expired according to its terms on February 6, 2015.

As of December 31, 2014, the Company had no outstanding borrowings under its $1.8 billion credit facilities, had approximately $918 million in commercial paper borrowings outstanding, was obligated under $3.3 million in LOC supported letters of credit, and held approximately $137 million in cash and temporary investments. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2014 were approximately $515 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2014, the Company’s long-term debt portfolio has a weighted average maturity of approximately 19 years and bears an average cost of 5.7%. Substantially all of the Company's long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

The Company’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture (relating to the hereinafter defined Bonds) and PSNC Energy’s note purchase and debenture purchase agreements each contain provisions that, under certain circumstances which the Company considers to be remote, could limit the payment of cash dividends on their respective common stock.

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects.  At December 31, 2014, approximately $67.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCANA Corporation

SCANA has an indenture which permits the issuance of unsecured debt securities from time to time including its medium-term notes. This indenture contains no specific limit on the amount of unsecured debt securities which may be issued.

South Carolina Electric & Gas Company

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2014, the Bond Ratio was 5.41.

Financing Activities

During 2014, net cash inflows related to financing activities totaled approximately $586 million, primarily associated with the issuance of short- and long-term debt and common stock, partially offset by the repayment of long-term debt and payment of dividends. For a description of specific financing activities, see Notes 3 and 4 to the consolidated financial statements.

On February 2, 2015, SCANA redeemed prior to maturity $150 million of its 7.70% junior subordinated notes at their face value.

In May 2014, SCE&G issued $300 million of 4.5% first mortgage bonds due June 1, 2064. Proceeds from this sale were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

Investing Activities

During 2014, the Company paid approximately $95 million to settle interest rate derivative contracts.

The Company paid approximately $6 million, net, through the third quarter of 2013 to settle interest rate derivative contracts upon the issuance of long-term debt. In addition, during the fourth quarter of 2013, the Company received approximately $120 million upon the settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt.

For additional information, see Note 4 to the consolidated financial statements.

Major tax incentives included within recent federal legislation resulted in the allowance of 50% bonus depreciation for property placed in service for 2012 and 2013. These incentives, along with certain other deductions, have had a positive impact on the cash flows of the Company. Similar tax incentives for property placed in service for 2014 were implemented after the Company had made estimated tax payments for the 2014 tax year. As a result, these excess payments are expected to have a positive impact on the cash flows of the Company in 2015.

Ratios of earnings to fixed charges for each of the five years ended December 31, 2014, were as follows:

December 31,	2014	2013	2012	2011	2010
SCANA	3.39	3.22	2.93	2.87	2.92

ENVIRONMENTAL MATTERS

The Company's operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. In many cases, regulations proposed by such authorities could have a significant impact on the Company's financial condition, results of operations and cash flows. In addition, the Company often cannot predict what conditions or requirements will be imposed by regulatory or legislative proposals. To the extent that compliance with environmental regulations or legislation results in capital expenditures or operating costs, the Company expects to recover such expenditures and costs through existing ratemaking provisions.

For the three years ended December 31, 2014, the Company's capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $51.8 million. During this same period, the Company expended approximately $31.5 million for the construction and retirement of landfills and ash ponds, net of disposal proceeds. In addition, the Company made expenditures to operate and maintain environmental control equipment at its fossil plants of $9.1 million in 2014, $9.2 million in 2013 and $10.2 million in 2012, which are included in “Other operation and maintenance” expense, and made expenditures to handle waste ash, net of disposal proceeds, of $1.6 million in 2014, $3.2 million in 2013 and $7.9 million in 2012, which are included in “Fuel used in electric generation.” In addition, included within “Other operation and maintenance” expense is an annual amortization of $1.4 million in each of 2014, 2013 and 2012 related to SCE&G's recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for the Company are $31.9 million for 2015 and $68.6 million for the four-year period 2016-2019.  These expenditures are included in the Company's Estimated Capital

Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

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

Environmental commitments and contingencies are further described in Note 10 to the consolidated financial statements.

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

SCE&G
The SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; the FERC as to issuance of short-term borrowings, guarantees of short-term indebtedness, certain acquisitions and other matters; and the NRC with respect to the ownership, construction, operation and decommissioning of its currently operated and planned nuclear generating facilities. NRC jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety and environmental impact. In addition, the Federal Emergency Management Agency reviews, in conjunction with the NRC, certain aspects of emergency planning relating to the operation of nuclear plants.

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

SCE&G and PSNC Energy	The PHMSA and the DOT as to integrity management requirements for gas distribution pipeline systems and natural gas transmission systems, respectively.

SCANA Energy	The GPSC through its certification as a natural gas marketer in Georgia and specifically as to retail prices for customers served under its regulated provider contract.

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

Utility Regulation

SCANA’s regulated utilities record certain assets and liabilities that defer the recognition of expenses and revenues to future periods in accordance with accounting guidance for rate-regulated utilities. In the future, in the event of deregulation or other changes in the regulatory environment, the Company may no longer meet the criteria of accounting for rate-regulated utilities, and could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the results of operations, liquidity or financial position of the Company’s Electric Operations and Gas Distribution segments in the period the write-off would be recorded. See Note 2 to the consolidated financial statements for a description of the Company’s regulatory assets and liabilities.

The Company’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in those assets. The Company cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect the Company’s results of operations in the period in which they would be recorded. As of December 31, 2014, the Company’s net investments in fossil/hydro and nuclear generation assets were approximately $2.3 billion and $3.4 billion, respectively.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers of the Company’s utilities and retail gas operations are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, the Company records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. Accounts receivable included unbilled revenues of $186.4 million at December 31, 2014 and $183.1 million at December 31, 2013, compared to total revenues of $5.0 billion and $4.5 billion for the years 2014 and 2013, respectively.

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

Asset Retirement Obligations

The Company accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development and normal operation in accordance with applicable accounting guidance. The Company recognizes obligations at present value in the period in which they are incurred, and capitalizes associated asset retirement costs as a part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to the Company’s regulated utility operations, their recognition has no significant impact on results of operations. As of December 31, 2014, the Company has recorded AROs of $201 million for nuclear plant decommissioning (as discussed above) and AROs of $362 million for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for the utilities remains in place.

Accounting for Pensions and Other Postretirement Benefits

The Company recognizes the funded status of its defined benefit pension plan as an asset or liability and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. Accounting guidance requires the use of several assumptions that impact pension cost, of which the discount rate and the expected return on assets are the most sensitive. Net pension cost of $2.6 million recorded in 2014 reflects the use of a 5.03% discount rate derived using a cash flow matching technique, and an assumed 8.0% long-term rate of return on plan assets. The Company believes that these assumptions were, and that the resulting pension cost amount was, reasonable. For purposes of comparison, a 25 basis point reduction in the discount rate in 2014 would have increased the Company’s pension cost by $1.6 million and increased the pension obligation by $0.8 million. Further, had the assumed long-term rate of return on assets been 7.75%, the Company’s pension cost for 2014 would have increased by $2.1 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

The Company determines the fair value of a large majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Less than 10% of assets are valued using less transparent Level 3 methods.

In developing the expected long-term rate of return assumptions, the Company evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2014, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 6.4%, 6.0%, 8.3% and 9.3%, respectively. The 2014 expected long-term rate of return of 8.00% was based on a target asset allocation of 58% with equity managers, 33% with fixed income managers and 9% with hedge fund managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2015, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 6.0%, 5.4%, 8.7% and 8.8%, respectively. For 2015, the expected rate of return is 7.50%.

Pursuant to regulatory orders, certain previously deferred pension costs are being amortized as described in Note 2 to the consolidated financial statements. Current pension expense for electric operations is being recovered through a pension cost rider, and current pension expense related to SCE&G's gas operations is being recovered through cost of service rates.

Pension benefits are not offered to employees hired or rehired after December 31, 2013, and pension benefits for existing participants will no longer accrue for services performed or compensation earned after December 31, 2023. As a result, the significance of pension costs and the criticality of the related estimates to the Company's financial statements will continue to diminish. Further, the pension trust is adequately funded under current regulations, and management does not anticipate the need to make significant pension contributions for the foreseeable future.

In October 2014 the Society of Actuaries' Retirement Plans Experience Committee published a new RP-2014 mortality table and the related MP-2014 mortality improvement scale, which SCANA adopted effective December 31, 2014. The improvements in life expectancy and the projected rate of continued improvement increased postretirement benefit obligations measured at December 31, 2014, and the net periodic benefit cost to be recognized in 2015. Had SCANA not adopted this new mortality table and mortality improvement scale, the net periodic benefit cost to be recognized in 2015 would have been approximately $3.6 million and $0.2 million lower for pension and other postretirement benefit plans, respectively, and the benefit obligations would have been approximately $26.3 million and $2.7 million lower for pension and other postretirement benefit plans, respectively.

The Company accounts for the cost of its postretirement medical and life insurance benefit plan in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. The Company used a discount rate of 5.19%, derived using a cash flow matching technique, and recorded a net cost of $16.9 million for 2014. Had the selected discount rate been 4.94% (25 basis points lower than the discount rate referenced above), the expense for 2014 would have been $0.6 million higher and the obligation would have been $0.2 million. Because the plan provisions include “caps” on company per capita costs, and because employees hired after December 31, 2010 are responsible for the full cost of retiree medical benefits elected by them, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

NEW NUCLEAR CONSTRUCTION MATTERS

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.

SCE&G's current ownership share in the New Units is 55%. As discussed below, under an agreement signed in January 2014 (and subject to customary closing conditions, including necessary regulatory approvals), SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of December 31, 2014, SCE&G’s investment in the New Units totaled $2.7 billion, for which the financing costs on $2.425 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule, including 146 milestones within that schedule, and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In December 2012, the SCPSC denied separate petitions filed by two parties requesting reconsideration of its order. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC also approved an 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

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

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The intended result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 was expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later.

During the third quarter of 2014, the Consortium also provided preliminary cost estimates for Units 2 and 3, principally related to delays for non-firm and non-fixed scopes of work to achieve a late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million, excluding any owner's cost amounts associated with the delays, which could be $10 million per month for delays beyond the current SCPSC-approved substantial completion dates. This figure is presented in

2007 dollars and would be subject to escalation, which could be material. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review, and SCE&G cannot predict when a revised schedule and cost estimate will be resolved with the Consortium.

Since receiving the August 2014 preliminary information, SCE&G has worked with Consortium executive management to evaluate this information.  Based upon this evaluation, the Consortium now indicates that the substantial completion date of Unit 2 is expected to occur by June 2019 and that the substantial completion date of Unit 3 may be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. SCE&G is continuing discussions with Consortium executive management in order to identify potential mitigation strategies to possibly accelerate the substantial completion date of Unit 2 to a time earlier in the first half of 2019 or to the end of 2018, with Unit 3 following approximately 12 months later.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of December 31, 2014, 101 milestones have been completed. Three of the remaining milestones have not been or will not be completed within their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are now projected to exceed amounts currently approved by the SCPSC of $4.548 billion and $5.755 billion, respectively. As such, in 2015 SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition is expected to include certain updated owner's costs and other capital costs, including amounts within the Consortium's preliminary cost estimate which may be the subject of dispute. As such, the petition is not expected to reflect the resolution of the above described negotiations. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes (including any ultimate disagreements involving the preliminary cost estimates provided by the Consortium in the third quarter of 2014) through both the informal and formal procedures and anticipates that any costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, will acquire an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and will acquire the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in November 2012, SCE&G’s estimated cost would be approximately $500 million for the additional 5% interest being acquired from Santee Cooper. This cost figure could be higher in light of the delays and related costs discussed above.

Nuclear Production Tax Credits

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing. SCE&G fulfilled the request related to emergency plant staffing in 2012. In addition, SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

Off-Balance Sheet Arrangements

SCANA holds insignificant investments in securities and business ventures. SCANA does not engage in significant off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, vehicles, equipment and rail cars.

Claims and Litigation

For a description of claims and litigation see Note 10 to the consolidated financial statements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments described in this section are held for purposes other than trading.

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

December 31, 2014	Expected Maturity Date
Millions of dollars	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	161.5	110.4	9.5	718.6	8.1	4,529.7	5,537.9	6,437.4
Average Fixed Interest Rate (%)	7.48	1.14	4.62	5.95	4.97	5.29	5.35	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	133.8	155.8	151.2
Average Variable Interest Rate (%)	0.92	0.92	0.92	0.92	0.92	0.48	0.54	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	954.4	104.4	4.4	4.4	4.4	133.8	1,205.8	(256.7)
Average Pay Interest Rate (%)	3.84	3.74	6.17	6.17	6.17	4.70	3.95	—
Average Receive Interest Rate (%)	0.26	0.28	0.92	0.92	0.92	0.47	0.29	—

December 31, 2013	Expected Maturity Date
Millions of dollars	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	46.7	10.8	109.6	8.7	717.9	4,386.5	5,280.2	5,753.3
Average Fixed Interest Rate (%)	4.83	4.72	1.14	4.84	5.95	5.43	5.40	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	138.2	160.2	154.4
Average Variable Interest Rate (%)	0.94	0.94	0.94	0.94	0.94	0.53	0.59	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	604.4	654.4	4.4	4.4	4.4	141.8	1,413.8	13.0
Average Pay Interest Rate (%)	3.97	4.17	6.17	6.17	6.17	4.72	4.16	—
Average Receive Interest Rate (%)	0.25	0.25	0.94	0.94	0.94	0.49	0.28	—

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

The above tables exclude long-term debt of $3 million at December 31, 2013 which did not have an associated stated interest rate.

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

Expected Maturity:
Futures Contracts			Options
				Purchased Call
2015	Long	Short	2015	(Long)
Settlement Price (a)	2.96	2.98	Strike Price (a)	4.17
Contract Amount (b)	23.9	0.4	Contract Amount (b)	26.1
Fair Value (b)	18.3	0.3	Fair Value (b)	0.4

2016			2016
Settlement Price (a)	3.50	—	Strike Price (a)	4.14
Contract Amount (b)	1.2	—	Contract Amount (b)	2.5
Fair Value (b)	1.1	—	Fair Value (b)	0.2
(a)                Weighted average, in dollars
(b)               Millions of dollars

Swaps	2015	2016	2017	2018
Commodity Swaps:
Pay fixed/receive variable (b)	69.1	19.3	6.2	3.6
Average pay rate (a)	4.2311	4.3788	4.2253	4.2421
Average received rate (a)	2.9731	3.4700	3.7733	3.9591
Fair Value (b)	48.6	15.3	5.5	3.3
Pay variable/receive fixed (b)	36.1	13.4	5.5	3.3
Average pay rate (a)	2.9869	3.4677	3.7724	3.9591
Average received rate (a)	4.2000	4.4288	4.2329	4.2471
Fair Value (b)	50.8	17.2	6.2	3.6
Basis Swaps:
Pay variable/receive variable (b)	1.1	1.1	1.0	—
Average pay rate (a)	3.0297	3.5266	3.8036	—
Average received rate (a)	2.9926	3.5259	3.8077	—
Fair Value (b)	1.1	1.1	1.0	—
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SCANA Corporation
Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of SCANA Corporation and subsidiaries (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2015

SCANA Corporation
CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2014	2013
Assets
Utility Plant In Service	$12,289	$12,213
Accumulated Depreciation and Amortization	(4,088)	(4,011)
Construction Work in Progress	3,323	2,724
Plant to be Retired, Net	169	177
Nuclear Fuel, Net of Accumulated Amortization	329	310
Goodwill	210	230
Utility Plant, Net	12,232	11,643
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $122 and $150	284	317
Assets held in trust, net-nuclear decommissioning	113	101
Other investments	75	86
Nonutility Property and Investments, Net	472	504
Current Assets:
Cash and cash equivalents	137	136
Receivables, net of allowance for uncollectible accounts of $7 and $6	838	802
Inventories:
Fuel	221	231
Materials and supplies	139	131
Emission allowances	1	1
Prepayments	320	78
Other current assets	148	42
Assets held for sale	341	—
Total Current Assets	2,145	1,421
Deferred Debits and Other Assets:
Regulatory assets	1,823	1,360
Pension asset	—	47
Other	180	189
Total Deferred Debits and Other Assets	2,003	1,596
Total	$16,852	$15,164

See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2014	2013
Capitalization and Liabilities
Common Stock - no par value (shares outstanding: December 31, 2014 - 142.7 million; December 31, 2013 - 140.7 million)	$2,378	$2,280
Retained Earnings	2,684	2,444
Accumulated Other Comprehensive Loss	(75)	(60)
Total Common Equity	4,987	4,664
Long-Term Debt, Net	5,531	5,395
Total Capitalization	10,518	10,059
Current Liabilities:
Short-term borrowings	918	376
Current portion of long-term debt	166	54
Accounts payable	520	425
Customer deposits and customer prepayments	98	88
Taxes accrued	182	206
Interest accrued	83	82
Dividends declared	73	69
Liabilities held for sale	52	—
Derivative financial instruments	233	8
Other	208	134
Total Current Liabilities	2,533	1,442
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,866	1,703
Deferred investment tax credits	28	32
Asset retirement obligations	563	576
Pension and postretirement benefits	315	227
Regulatory liabilities	814	966
Other	215	159
Total Deferred Credits and Other Liabilities	3,801	3,663
Commitments and Contingencies (Note 10)
Total	$16,852	$15,164

See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED STATEMENTS OF INCOME

Years Ended December 31, (Millions of dollars, except per share amounts)	2014	2013	2012
Operating Revenues:
Electric	$2,622	$2,423	$2,446
Gas-regulated	1,028	955	774
Gas-nonregulated	1,301	1,117	956
Total Operating Revenues	4,951	4,495	4,176

Operating Expenses:
Fuel used in electric generation	793	745	838
Purchased power	81	43	28
Gas purchased for resale	1,729	1,491	1,198
Other operation and maintenance	728	708	690
Depreciation and amortization	384	378	356
Other taxes	229	220	207
Total Operating Expenses	3,944	3,585	3,317

Operating Income	1,007	910	859

Other Income (Expense):
Other income	122	100	59
Other expenses	(64)	(46)	(42)
Interest charges, net of allowance for borrowed funds used during construction of $16, $14 and $11	(312)	(297)	(295)
Allowance for equity funds used during construction	33	27	21
Total Other Expense	(221)	(216)	(257)

Income Before Income Tax Expense	786	694	602
Income Tax Expense	248	223	182
Net Income	$538	$471	$420

Per Common Share Data
Basic Earnings Per Share of Common Stock	$3.79	$3.40	$3.20
Diluted Earnings Per Share of Common Stock	3.79	3.39	3.15
Weighted Average Common Shares Outstanding (millions)
Basic	141.9	138.7	131.1
Diluted	141.9	139.1	133.3
Dividends Declared Per Share of Common Stock	$2.10	$2.03	$1.98

See Notes to Consolidated Financial Statements.

SCANA Corporation
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (Millions of dollars)	2014	2013	2012
Net Income	$538	$471	$420
Other Comprehensive Income (Loss), net of tax:
Unrealized Losses on Cash Flow Hedging Activities:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $(9), $4 and $(5)	(14)	7	(8)
Gain (losses) on cash flow hedging activities reclassified to interest expense, net of tax of $4, $5 and $4	7	8	6
Gain (losses) on cash flow hedging activities reclassified to gas purchased for resale, net of tax of $(2), $2 and $8	(4)	3	13
Net unrealized gains (losses) on cash flow hedging activities	(11)	18	11
Deferred Costs of Employee Benefit Plans:
Deferred costs of employee benefit plans, net of tax of $(3), $4 and $(2)	(5)	7	(4)
Amortization of deferred employee benefit plan costs reclassified to net income (see Note 8), net of tax of $-, $- and $-	1	1	1
Net deferred costs of employee benefit plans	(4)	8	(3)
Other Comprehensive Income (Loss)	(15)	26	8
Total Comprehensive Income	$523	$497	$428

See Notes to Consolidated Financial Statements.

SCANA Corporation
 CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (Millions of dollars)	2014	2013	2012
Cash Flows From Operating Activities:
Net Income	$538	$471	$420
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	5	7	—
Deferred income taxes, net	235	49	130
Depreciation and amortization	403	393	368
Amortization of nuclear fuel	45	57	44
Allowance for equity funds used during construction	(33)	(27)	(21)
Carrying cost recovery	(9)	(3)	—
Changes in certain assets and liabilities:
Receivables	(33)	(38)	5
Inventories	(62)	21	(53)
Prepayments	(235)	49	26
Regulatory assets	(372)	113	(172)
Regulatory liabilities	(133)	56	62
Accounts payable	36	24	34
Taxes accrued	(24)	42	10
Pension and other postretirement benefits	133	(217)	89
Derivative financial instruments	225	(72)	3
Other assets	(8)	17	(143)
Other liabilities	19	108	37
Net Cash Provided From Operating Activities	730	1,050	839
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,092)	(1,106)	(1,077)
Proceeds from investments (including derivative collateral returned)	347	222	472
Purchase of investments (including derivative collateral posted)	(475)	(176)	(414)
Payments upon interest rate derivative contract settlement	(95)	(49)	(51)
Proceeds from interest rate derivative contract settlement	—	163	14
Net Cash Used For Investing Activities	(1,315)	(946)	(1,056)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	98	295	97
Proceeds from issuance of long-term debt	294	451	759
Repayments of long-term debt	(54)	(258)	(309)
Dividends	(294)	(281)	(257)
Short-term borrowings, net	542	(247)	(30)
Net Cash Provided From (Used For) Financing Activities	586	(40)	260
Net Increase in Cash and Cash Equivalents	1	64	43
Cash and Cash Equivalents, January 1	136	72	29
Cash and Cash Equivalents, December 31	$137	$136	$72
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $16, $14 and $11)	$301	$288	$281
—Income taxes	299	104	107
Noncash Investing and Financing Activities:
Accrued construction expenditures	180	111	124
Capital leases	5	6	8
Nuclear fuel purchase	—	98	—

See Notes to Consolidated Financial Statements.

SCANA Corporation
CONSOLIDATED STATEMENTS OF CHANGES IN COMMON EQUITY

				Accumulated Other Comprehensive
				Income (Loss)
				Gains	Deferred
				(Losses) on	Employee
	Common Stock		Retained	Cash Flow	Benefit	Total
Millions	Shares	Amount	Earnings	Hedges	Plans	AOCI	Total
Balance as of January 1, 2012	130	$1,886	$2,097	$(81)	$(13)	$(94)	$3,889
Net Income			420				420
Other Comprehensive Income (Loss)
Losses arising during the period				(8)	(4)	(12)	(12)
Losses/amortization reclassified from AOCI				19	1	20	20
Total Comprehensive Income (Loss)			420	11	(3)	8	428
Issuance of Common Stock	2	97					97
Dividends Declared			(260)				(260)
Balance as of December 31, 2012	132	1,983	2,257	(70)	(16)	(86)	4,154
Net Income			471				471
Other Comprehensive Income (Loss)
Losses arising during the period				7	7	14	14
Losses/amortization reclassified from AOCI				11	1	12	12
Total Comprehensive Income (Loss)			471	18	8	26	497
Issuance of Common Stock	9	297					297
Dividends Declared			(284)				(284)
Balance as of December 31, 2013	141	2,280	2,444	(52)	(8)	(60)	4,664
Net Income			538				538
Other Comprehensive Income (Loss)
Losses arising during the period				(14)	(5)	(19)	(19)
Losses/amortization reclassified from AOCI				3	1	4	4
Total Comprehensive Income (Loss)			538	(11)	(4)	(15)	523
Issuance of Common Stock	2	98					98
Dividends Declared			(298)				(298)
Balance as of December 31, 2014	143	$2,378	$2,684	$(63)	$(12)	$(75)	$4,987

Dividends declared per share of common stock were $2.10, $2.03 and $1.98 for 2014, 2013 and 2012, respectively.

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

CGT and SCI were sold in the first quarter of 2015. Accordingly, the assets and liabilities of these entities are aggregated and shown as Assets held for sale and Liabilities held for sale in the December 31, 2014 consolidated balance sheet. See Note 13.

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

Utility Plant

Utility plant is stated at original cost. The costs of additions, replacements and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and AFC, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged to accumulated depreciation. The costs of repairs and replacements of items of property determined to be less than a unit of property or that do not increase the asset’s life or functionality are charged to expense.

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company’s regulated subsidiaries calculated AFC using average composite rates of 7.2% for 2014, 6.9% for 2013 and 6.3% for 2012. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

The Company records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were as follows:

	2014	2013	2012
SCE&G	2.85%	2.96%	2.93%
GENCO	2.66%	2.66%	2.66%
CGT	2.11%	2.19%	2.09%
PSNC Energy	2.98%	3.01%	3.01%
Weighted average of above	2.84%	2.93%	2.90%

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

As of December 31,	2014				2013
	Unit 1		New Units		Unit 1		New Units
Percent owned	66.7%		55.0%		66.7%		55.0%
Plant in service	$1.2	billion	—		$1.1	billion	—
Accumulated depreciation	$578.3	million	—		$566.9	million	—
Construction work in progress	$199.3	million	$2.7	billion	$127.1	million	$2.3	billion

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.  For a discussion of expected cash outlays and expected in-service dates for the New Units and a description of SCE&G's agreement to acquire an additional 5% ownership in the New Units, see Note 10.

Included within receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $88.9 million at December 31, 2014 and $75.6 million at December 31, 2013.

Plant to be Retired

SCE&G expects to retire three units that are or were coal-fired by 2020, subject to future developments in environmental regulations, among other matters. The net carrying value of these units is identified as Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G depreciates them using composite straight-line rates approved by the SCPSC. The net carrying value of three previously retired units is recorded in regulatory assets within unrecovered plant (see Note 2).

Major Maintenance

 Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued to regulatory assets in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections are classified as a regulatory asset or regulatory liability on the consolidated balance sheet (see Note 2). Other planned major maintenance is expensed when incurred.

Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2014 and 2013, SCE&G incurred $19.4 million and $18.1 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart. SCE&G accrued $1.2 million per month from July 2011 through December 2012 for its portion of the outages in the fall of 2012. Total costs for the 2012 outage were $32.3 million, of which SCE&G was responsible for $21.5 million. In connection with the SCPSC's December 2012 approval of SCE&G's retail electric rates (see Note 2), effective January 1, 2013, SCE&G began to accrue $1.4 million per month for its portion of the nuclear refueling outages that are scheduled to occur from the spring of 2014 through the spring of 2020. Total costs for the 2014 outage were $43.7 million, of which SCE&G was responsible for $29.1 million.

Goodwill

The Company considers amounts categorized by FERC as “acquisition adjustments” to be goodwill. At December 31, 2014 and 2013, assets with a carrying value of $210 million (net of writedown of $230 million) for PSNC Energy (Gas Distribution segment) were classified as goodwill. Assets with a carrying value of $20 million for CGT (All Other segment) were classified as assets held for sale as of December 31, 2014 and as goodwill as of December 31, 2013. The Company tests goodwill for impairment annually as of January 1, unless indicators, events or circumstances require interim testing to be performed.  The goodwill impairment testing is generally a two-step quantitative process which in step one requires estimation of the fair value of the respective reporting unit and the comparison of that amount to its carrying value. If this step indicates an impairment (a carrying value in excess of fair value), then step two, measurement of the amount of the goodwill impairment (if any), is required.  Accounting guidance adopted by the Company gives it the option to first perform a qualitative assessment of impairment.  Based on this qualitative ("step zero") assessment, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to proceed with the two-step quantitative assessment.

In evaluations of PSNC Energy, fair value was estimated using the assistance of an independent appraisal. In evaluations of CGT, estimated fair value was obtained from discounted cash flow and other analysis as of January 1, 2014. In all evaluations for the periods presented, step one has indicated no impairment. The estimated fair values of the reporting units are substantially in excess of their carrying values, and no impairment charges have been recorded; however, should a write-down be required in the future, such a charge would be treated as an operating expense.
Nuclear Decommissioning
Based on a decommissioning cost study, SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $696.8 million, stated in 2012 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each of 2014, 2013 and 2012) are invested in insurance policies on the lives of certain Company personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

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

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities. Such counterparties held 48% and 48% of PSNC Energy’s natural gas inventory at December 31, 2014 and December 31, 2013, respectively, with a carrying value of $26.1 million and $22.8 million, respectively, through either capacity release or agency relationships. Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements. The agreements expire March 31, 2015.

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

Environmental

The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods.  Other environmental costs are expensed as incurred.

Income Statement Presentation

The Company presents the revenues and expenses of its regulated businesses and its retail natural gas marketing businesses (including those activities of segments described in Note 12) within operating income, and it presents all other activities within other income (expense).

Revenue Recognition

The Company records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not billed. Unbilled revenues totaled $186.4 million at December 31, 2014 and $183.1 million at December 31, 2013.

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

A reconciliation of the weighted average number of common shares for each of the three years ended December 31, for basic and diluted purposes is as follows:

In Millions	2014	2013	2012
Weighted Average Shares Outstanding—Basic	141.9	138.7	131.1
Net effect of equity forward contracts	—	0.4	2.2
Weighted Average Shares Outstanding—Diluted	141.9	139.1	133.3

New Accounting Matters

In April 2014, the Financial Accounting Standards Board issued new accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. Under this new guidance, only those discontinued operations which represent a strategic shift that will have a major effect on an entity’s operations and financial results should be reported as discontinued operations in the financial statements. As permitted, the Company adopted this new guidance for the period ended December 31, 2014.
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

2.             RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased. In connection with its annual review of base rates for fuel costs, and by order dated April 30, 2013, the SCPSC approved a settlement agreement among SCE&G, the ORS, and the SCEUC in which SCE&G agreed to reduce its environmental fuel cost component effective with the first billing cycle of May 2013. The order also provided for the accrual of certain debt-related carrying costs on a portion of SCE&G's under-collected balance of base fuel costs, and approved SCE&G's total fuel cost component.

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

By order dated April 29, 2014, the SCPSC approved a settlement agreement among SCE&G, the ORS, and the SCEUC in which SCE&G agreed to increase its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014. The base fuel cost increase was offset by a reduction in SCE&G's rate rider related to pension costs, which was approved by the SCPSC in March 2014. In addition, pursuant to the April 29, 2014 order, the Company's electric revenue for 2014 was reduced by approximately $46 million for adjustments to the fuel cost component and related under-collected fuel balance. Such adjustments are fully offset by the recognition within other income of gains realized from the late 2013 settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. The order also provided for the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs during the period May 1, 2014 through April 30, 2015. See also Note 6.

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel. As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014. The SCPSC will consider the impact of this action in future cost of fuel rate proceedings.

In October 2014, the SCPSC initiated its 2015 annual review of base rates for fuel costs. A public hearing for this annual review is scheduled for April 9, 2015. In connection with its January 2015 DSM Programs filing (see Electric-Base Rates herein), SCE&G notified the SCPSC that it anticipates proposing an adjustment to SCE&G's cost of fuel that, if approved, will result in an overall decrease to its base fuel costs beginning with the first billing cycle of May 2015.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate, and $5.8 million and $2.9 million of such carrying costs were accrued within other income during 2014 and 2013, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

In December 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. In February 2013, the SCPSC denied the SCEUC's petition for rehearing and the denial was not appealed.

Prior to 2014, certain of SCE&G's electric rates included an adjustment for eWNA. The eWNA was designed to mitigate the effects of abnormal weather on residential and commercial customers' bills. On November 26, 2013, SCE&G, ORS and certain other parties filed a joint petition with the SCPSC requesting, among other things, that the SCPSC discontinue the eWNA effective with bills rendered on or after the first billing cycle of January 2014. On December 20, 2013, the SCPSC granted the relief requested in the joint petition. In connection with the termination of the eWNA effective December 31, 2013, and pursuant to an SCPSC order, electric revenues were reduced to reverse the prior accrual of an under-collected balance of $8.5 million. This revenue reduction was fully offset by the recognition within other income of $8.5 million of gains realized upon the settlement of certain interest rate derivatives, which gains had been deferred as a regulatory liability.

SCE&G files an IRP with the SCPSC annually which evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. SCE&G previously identified six coal-fired units that it has subsequently retired or intends to retire by 2020, subject to future developments in environmental regulations, among other matters. Three of these units had been retired by December 31, 2013, and their net carrying value is recorded in regulatory assets as unrecovered plant and is being amortized over the units' previously estimated remaining useful lives as approved by the SCPSC. The net carrying value of the remaining units is included in Plant to be Retired, Net. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of these remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost revenues associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC approved recovery of the following amounts pursuant to annual DSM Programs filings, which went into effect as indicated below:

Year	Effective	Amount
2014	First billing cycle of May	$15.4 million
2013	First billing cycle of May	$16.9 million
2012	First billing cycle of May	$19.6 million

Other activity related to SCE&G’s DSM Programs is as follows:

•	In May 2013, the SCPSC ordered the deferral of one-half of the net lost revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

•
In April 2014, the SCPSC approved SCE&G's request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of gains from the late 2013 settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost revenues component of SCE&G's DSM Program rider, and (3) apply $5.0 million of its storm damage reserve and $5.0 million of the gains from the settlement of certain interest rate derivative instruments to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets resulting from the May 2013 order previously described.

•
In addition, in April 2014 the SCPSC, upon recommendation of the ORS, reduced by 25%, or $6.6 million, the amount of net lost revenues SCE&G expects to experience over the 12-month period beginning with the first billing cycle of May 2014, and ordered that the $6.6 million be applied to decrease the amount of program costs deferred for recovery. Actual net lost revenues not collected in the current DSM Programs rate rider are subject to true up in the following program year.

•
In January 2015, SCE&G submitted its annual DSM Programs filing to the SCPSC. If approved, the filing would, among other things, allow recovery of $33.0 million of costs and net lost revenues associated with the DSM Programs, along with an incentive to invest in such programs.

Electric - BLRA

In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. In December 2012, the SCPSC denied separate petitions filed by two parties requesting reconsideration of its order. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G's updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved recovery of the following amounts under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Increase	Amount
2014	2.8%	$66.2 million
2013	2.9%	$67.2 million
2012	2.3%	$52.1 million

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2014	0.6%	Decrease	$2.6 million
2013	No change
2012	2.1%	Increase	$7.5 million

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual reviews conducted for each of the 12-month periods ended July 31, 2014 and 2013 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during each review period were reasonable and prudent.

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

In 2013, the State of North Carolina passed legislation that changed statutes covering income taxes, among other things. In December 2013, the NCUC issued an order notifying utilities that the incremental revenue requirement impact associated with the change in the level of state income tax expense included in each utility's cost of service would be deemed to be collected on a provisional basis (subject to refund) beginning January 1, 2014. On May 13, 2014, the NCUC issued an order requiring utilities to adjust rates to reflect changes in the state corporate income tax rate and to file a proposal to refund amounts collected on a provisional basis. Pursuant to the order, PSNC Energy lowered its rates effective July 1, 2014, and notwithstanding a subsequent reversal of the NCUC's order, PSNC Energy expects to refund amounts collected on a provisional basis through the normal operation of its Rider D rate mechanism. At December 31, 2014, these amounts were not significant.

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

	December 31,
Millions of dollars	2014	2013
Regulatory Assets:
Accumulated deferred income taxes	$284	$259
Under-collections—electric fuel adjustment clause	20	18
Environmental remediation costs	40	41
AROs and related funding	366	368
Franchise agreements	26	31
Deferred employee benefit plan costs	350	238
Planned major maintenance	2	—
Deferred losses on interest rate derivatives	453	124
Deferred pollution control costs	36	37
Unrecovered plant	137	145
DSM Programs	56	51
Other	53	48
Total Regulatory Assets	$1,823	$1,360

Regulatory Liabilities:
Accumulated deferred income taxes	$22	$24
Asset removal costs	703	695
Storm damage reserve	6	27
Monetization of bankruptcy claim	—	29
Deferred gains on interest rate derivatives	82	181
Planned major maintenance	—	10
Other	1	—
Total Regulatory Liabilities	$814	$966

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

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by the Company, and are expected to be recovered over periods of up to approximately 25 years.

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

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G is recovering these amounts through cost of service rates through 2020.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. Accordingly, in 2013 SCE&G began recovering through utility rates approximately $63 million of deferred pension costs for electric operations over approximately 30 years and approximately $14 million of deferred pension costs for gas operations over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil-fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders. SCE&G collects and accrues $18.4 million annually for fossil-fueled turbine/generation equipment maintenance, and collects and accrues $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2038. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense over periods up to approximately 50 years except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC. Also, in 2014, as discussed above at Rate Matters - Electric - Cost of Fuel and Rate Matters - Electric - Base Rates, certain of these deferred amounts were applied to offset under-collected fuel balances and unrecorded net lost revenues related to DSM Programs.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. In 2014, $16.8 million of the reserve was applied to offset incremental storm damage costs. Also, as discussed above at Rate Matters - Electric - Base Rates, in April 2014 $5.0 million of the reserve was applied to offset unrecovered net lost revenues related to DSM Programs.

The monetization of bankruptcy claim represented proceeds from the sale of a bankruptcy claim which was being amortized into operating revenue through February 2024. The balance at December 31, 2014 has been reclassified to Liabilities held for sale (see Note 13).

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

3.                                      COMMON EQUITY

The Company’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture and PSNC Energy’s note purchase and debenture purchase agreements each contain provisions that, under certain circumstances, which the Company considers to be remote, could limit the payment of cash dividends on their respective common stock.

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At December 31, 2014 and 2013, retained earnings of approximately $67.7 million and $63.1 million, respectively, were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

Authorized shares of common stock were 200 million as of December 31, 2014 and 2013.

SCANA issued common stock valued at $99.3 million, $100.9 million and $97.7 million (when issued) during the years ended December 31, 2014, 2013 and 2012, respectively, to satisfy the requirements of various compensation and dividend reinvestment plans. In addition, in March 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196.2 million.

4.    LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted average effective interest rates and maturities at December 31 is as follows:

				2014		2013
Dollars in millions	Maturity			Balance	Rate	Balance	Rate
Medium Term Notes (unsecured)	2020	-	2022	$800	5.42%	$800	5.42%
Senior Notes (unsecured) (a)	2015	-	2034	88	0.93%	92	0.94%
First Mortgage Bonds (secured)	2018	-	2064	3,840	5.56%	3,540	5.60%
Junior Subordinated Notes (unsecured) (b)	2065			150	7.92%	150	7.92%
GENCO Notes (secured)	2015	-	2024	227	5.90%	233	5.89%
Industrial and Pollution Control Bonds (c)	2028	-	2038	122	3.51%	158	3.83%
Senior Debentures	2020	-	2026	350	5.93%	350	5.93%
Nuclear Fuel Financing	2016			100	0.78%	100	0.78%
Other	2015	-	2027	17	2.90%	20	2.73%
Total debt				5,694		5,443
Current maturities of long-term debt				(166)		(54)
Unamortized premium				3		6
Total long-term debt, net				$5,531		$5,395

(a)  Variable rate notes hedged by a fixed interest rate swap (fixed rate of 6.17%)
(b)  Redeemed at par prior to maturity on February 2, 2015, and included in the current portion of long-term debt on the balance sheet at December 31, 2014.
(c) Includes variable rate debt of $67.8 million at December 31, 2014 (rate of 0.04%) and 2013 (rate of 0.11%) which are hedged by fixed swaps.

The annual amounts of long-term debt maturities for the next five years are summarized as follows:

Year	Millions of dollars
2015	$166
2016	115
2017	14
2018	723
2019	13

Substantially all of SCE&G's and GENCO's electric utility plant is pledged as collateral in connection with long-term debt.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2014, the Bond Ratio was 5.41.

Lines of Credit and Short-Term Borrowings

At December 31, 2014 and 2013, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC and had outstanding the following LOC-related obligations and commercial paper borrowings:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	2014	2013	2014	2013	2014	2013
Lines of Credit:
Total committed long-term	$300	300	1,400	1,400	100	100
Outstanding commercial paper (270 or fewer days)	$179	$125	$709	$251	$30	—
Weighted average interest rate	0.54%	0.39%	0.52%	0.27%	0.65%	—
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$118	$172	$691	$1,149	$70	$100

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
On January 29, 2015, SCANA entered into an unsecured, three-month credit agreement in the amount of $150 million. SCANA entered this agreement to ensure sufficient liquidity was available to redeem its junior subordinated notes on February 2, 2015. No borrowings were made under this agreement, and it expired according to its terms on February 6, 2015.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A.  The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

The Company pays fees to the banks as compensation for maintaining committed lines of credit. Such fees were not material in any period presented.

5.                                      INCOME TAXES

Components of income tax expense are as follows:

Millions of dollars	2014	2013	2012
Current taxes:
Federal	$38	$161	$103
State	(4)	17	10
Total current taxes	34	178	113
Deferred taxes, net:
Federal	184	39	72
State	34	10	14
Total deferred taxes	218	49	86
Investment tax credits:
Amortization of amounts deferred-state	(1)	(1)	(14)
Amortization of amounts deferred-federal	(3)	(3)	(3)
Total investment tax credits	(4)	(4)	(17)
Total income tax expense	$248	$223	$182

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2014	2013	2012
Net income	$538	$471	$420
Income tax expense	248	223	182
Total pre-tax income	$786	$694	$602

Income taxes on above at statutory federal income tax rate	$275	$243	$211
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	24	22	19
State investment tax credits (less federal income tax effect)	(5)	(5)	(13)
Allowance for equity funds used during construction	(11)	(9)	(8)
Deductible dividends—Stock Purchase Savings Plan	(10)	(10)	(9)
Amortization of federal investment tax credits	(3)	(3)	(3)
Section 41 tax credits	(3)	—	—
Section 45 tax credits	(9)	(5)	(5)
Domestic production activities deduction	(7)	(11)	(9)
Other differences, net	(3)	1	(1)
Total income tax expense	$248	$223	$182

The tax effects of significant temporary differences comprising the Company’s net deferred tax liability are as follows:

Millions of dollars	2014	2013
Deferred tax assets:
Nondeductible accruals	$127	$84
Asset retirement obligation, including nuclear decommissioning	216	220
Financial instruments	40	32
Unamortized investment tax credits	17	19
Regulatory liability, net gain on interest rate derivative contracts settlement	—	27
Monetization of bankruptcy claim	10	11
Other	10	13
Total deferred tax assets	420	406
Deferred tax liabilities:
Property, plant and equipment	$1,928	$1,765
Deferred employee benefit plan costs	107	63
Regulatory asset, asset retirement obligation	122	121
Deferred fuel costs	27	25
Regulatory asset, unrecovered plant	53	55
Regulatory asset, net loss on interest rate derivative contracts settlement	21	—
Demand side management costs	21	21
Prepayments	27	25
Other	45	38
Total deferred tax liabilities	2,351	2,113
Net deferred tax liability	$1,931	$1,707

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

The Company files a consolidated federal income tax return, and the Company and its subsidiaries file various applicable state and local income tax returns. The IRS has completed examinations of the Company’s federal returns through 2004, and the Company’s federal returns through 2007 are closed for additional assessment. The IRS is currently examining SCANA's open federal returns through 2012. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

Changes to Unrecognized Tax Benefits

Millions of dollars	2014	2013	2012
Unrecognized tax benefits, January 1	$3	—	$38
Gross increases—uncertain tax positions in prior period	—	—	—
Gross decreases—uncertain tax positions in prior period	—	—	(38)
Gross increases—current period uncertain tax positions	13	$3	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, December 31	$16	$3	$—

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

During 2013 and 2014, the Company amended certain of its tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, the Company recorded an unrecognized tax benefit of $16 million. If recognized, $13 million of the tax benefit would affect the Company’s effective tax rate. It is reasonably possible that this tax benefit will increase by an additional $2 million within the next 12 months. It is also reasonably possible that this tax benefit may decrease by $7 million within the next 12 months. No other material changes in the status of the Company’s tax positions have occurred through December 31, 2014.

As of December 31, 2014, prepayments primarily relates to the late 2014 extension of the 50% bonus depreciation deduction. Further, a current deferred tax liability of $51.3 million related to the sales of CGT and SCI is included within other current liabilities.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of the tax benefit in 2012, during 2012 the Company reversed $2 million of interest expense which had been accrued during 2011. The Company has not recorded interest expense or penalties associated with uncertain tax positions in 2013 or 2014.

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

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by the Company. SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries. The Risk Management Committee, which is comprised of certain officers, including the Company’s Risk Management Officer and senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to their attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

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

Pursuant to regulatory orders issued in 2013, interest derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges and fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Settlement losses on swaps will be amortized over the lives of subsequent debt issuances and gains may be applied to under-collected fuel, may be amortized to interest expense or may be applied as otherwise directed by the SCPSC. As discussed in Note 2, the SCPSC directed SCE&G to recognize $41.6 million and $8.5 million of realized gains (which had been deferred in regulatory liabilities) within other income, fully offsetting revenue reductions related to under-collected fuel balances and under-collected amounts arising under the eWNA program which was terminated at the end of 2013. As also discussed in Note 2, pursuant to regulatory orders issued in 2014, the SCPSC directed SCE&G to apply $46 million of these deferred gains to reduce under-collected fuel balances in April 2014. The SCPSC also approved SCE&G’s request to utilize approximately $17.8 million of these gains to offset a portion of the net lost revenues component of SCE&G’s DSM Program rider and apply $5.0 million of the gains to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets.

Cash payments made or received upon settlement of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of December 31, 2014
Commodity	6,840,000	7,951,000	3,446,720	18,237,720
Energy Management (a)	—	—	37,495,339	37,495,339
Total (a)	6,840,000	7,951,000	40,942,059	55,733,059
As of December 31, 2013
Commodity	6,070,000	6,726,000	2,560,000	15,356,000
Energy Management (b)	—	—	27,359,958	27,359,958
Total (b)	6,070,000	6,726,000	29,919,958	42,715,958

(a) Includes an aggregate 933,893 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 348,453 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $124.4 million at December 31, 2014, and $128.8 million at December 31, 2013. The Company was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.1 billion and $1.3 billion at December 31, 2014 and 2013, respectively.

The fair value of derivatives in the consolidated balance sheets is as follows:

Fair Values of Derivative Instruments	Asset Derivatives		Liability Derivatives
Millions of dollars	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
As of December 31, 2014
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$5
			Other deferred credits and other liabilities	28
Commodity contracts			Other current assets	1
			Derivative financial instruments	11
Total				$45

Not designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$207
			Other deferred credits and other liabilities	17
Commodity contracts	Other current assets	$1
Energy management contracts	Other current assets	15	Other current assets	5
			Derivative financial instruments	10
	Other deferred debits and other assets	5	Other deferred credits and other liabilities	5
Total		$21		$244

As of December 31, 2013
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$5
			Other deferred credits and other liabilities	14
Commodity contracts	Other current assets	$2
Total		$2		$19

Not designated as hedging instruments
Interest rate contracts	Other current assets	$13	Derivative financial instruments	$1
	Other deferred debits and other assets	19
Commodity contracts	Other current assets	2
Energy management contracts	Other current assets	4	Derivative financial instruments	4
	Other deferred debits and other assets	4	Other deferred credits and other liabilities	4
Total		$42		$9

Derivatives Designated as Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for any period presented.

Derivatives in Cash Flow Hedging Relationships

The effect of derivative instruments on the consolidated statements of income is as follows:

	Gain or (Loss) Deferred in Regulatory Accounts	Loss Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2014
Interest rate contracts	$(9)	Interest expense	$(3)
Year Ended December 31, 2013
Interest rate contracts	$106	Interest expense	$(3)
Year Ended December 31, 2012
Interest rate contracts	$84	Interest expense	$(3)

	Gain or (Loss) Recognized in OCI, net of tax	Gain (Loss) Reclassified from AOCI into Income, net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2014
Interest rate contracts	$(6)	Interest expense	$(7)
Commodity contracts	(8)	Gas purchased for resale	4
Total	$(14)		$(3)
Year Ended December 31, 2013
Interest rate contracts	$5	Interest expense	$(8)
Commodity contracts	2	Gas purchased for resale	(3)
Total	$7		$(11)
Year Ended December 31, 2012
Interest rate contracts	$(4)	Interest expense	$(6)
Commodity contracts	(4)	Gas purchased for resale	(13)
Total	$(8)		$(19)

As of December 31, 2014, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $10.0 million as an increase to gas cost and approximately $7.1 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels. As of December 31, 2014, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2017.

As of December 31, 2014, the Company expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.3 million as an increase to interest expense assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Other gain (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant for all periods presented.

Derivatives Not Designated as Hedging Instruments

	Loss Recognized in Income	Year Ended December 31,
Millions of dollars	Location	2014	2013	2012
Commodity contracts	Gas purchased for resale	—	—	$(1)

	Gain (Loss) Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
Millions of dollars		Location	Amount
Year Ended December 31, 2014
Interest rate contracts	$(352)	Other income	$64
Year Ended December 31, 2013
Interest rate contracts	$39	Other income	$50
Year Ended December 31, 2012
Interest rate contracts	—		—

Gains reclassified to other income offset revenue reductions as previously described herein and in Note 2.

As of December 31, 2014, the Company expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from interest rate swaps not designated as cash flow hedges will include approximately $5.2 million as an increase to other income.

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

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit rating downgrades. As of December 31, 2014 and 2013, the Company had posted $152.4 million and $26.8 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months is recorded in Other Current Assets on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of December 31, 2014 and 2013, the Company would have been required to post an additional $129.8 million and $- million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2014 and 2013, are $282.2 million and $25.2 million, respectively.

In addition, as of December 31, 2014 and December 31, 2013, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of December 31, 2014 and December 31, 2013, the Company could request $- million and $34.1 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of December 31, 2014 and December 31, 2013 is $- million and $34.1 million, respectively. In addition, at December 31, 2014, the Company could have called on letters of credit in the amount of $9.2 million related to $20 million in commodity derivatives that are in a net asset position, compared to letters of credit of $6 million related to derivatives of $6 million at December 31, 2013, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting derivative assets and liabilities follows:

Offsetting Derivative Assets		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Assets			Financial Instruments	Cash Collateral Received
As of December 31, 2014
Commodity	$1	—	$1	—	—	$1
Energy Management	20	—	20	—	—	20
Total	$21	—	$21	—	—	$21

Balance sheet location	Other current assets		$16
	Other deferred debits and other assets		5
	Total		$21

As of December 31, 2013
Interest rate	$32	—	$32	$(1)	—	$31
Commodity	4	—	4	—	—	4
Energy Management	8	—	8	—	—	8
Total	$44	—	$44	$(1)	—	$43

Balance sheet location	Other current assets		$21
	Other deferred debits and other assets		23
	Total		$44

Offsetting Derivative Liabilities		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Posted
As of December 31, 2014
Interest rate	$257	—	$257	—	$(131)	$126
Commodity	12	—	12	—	(10)	2
Energy Management	20	—	20	—	(11)	9
Total	$289	—	$289	—	$(152)	$137

Balance sheet location	Other current assets		$6
	Derivative financial instruments		233
	Other deferred credits and other liabilities		50
	Total		$289

As of December 31, 2013
Interest rate	$20	—	$20	$(1)	$(19)	—
Energy Management	8	—	8	—	(6)	$2
Total	$28	—	$28	$(1)	$(25)	$2

Balance sheet location	Derivative financial instruments		$10
	Other deferred credits and other liabilities		18
	Total		$28

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

	As of December 31, 2014		As of December 31, 2013
Millions of dollars	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$13	—	$9	—
Interest rate contracts	—	—	—	$32
Commodity contracts	1	—	2	2
Energy management contracts	—	$20	1	7
Liabilities:
Interest rate contracts	—	257	—	20
Commodity contracts	1	11	—	—
Energy management contracts	5	18	—	12

There were no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2014 and December 31, 2013 were as follows:

	As of December 31, 2014		As of December 31, 2013
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,697.2	$6,592.1	$5,449.3	$5,916.3

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

The Company’s pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and for all eligible employees hired subsequently. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits. Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment. Benefits under the cash balance formula and the final average pay formula will continue to accrue through December 31, 2023, after which date no benefits will be accrued except that participants under the cash balance formula will continue to earn interest credits.

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

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Benefit obligation, January 1	$823.0	$931.6	$238.0	$265.3
Service cost	20.0	21.8	4.6	5.9
Interest cost	40.4	38.5	12.0	11.1
Plan participants’ contributions	—	—	2.2	2.6
Actuarial (gain) loss	100.1	(83.4)	23.5	(35.1)
Benefits paid	(64.0)	(60.0)	(12.1)	(11.8)
Curtailment	—	(25.5)	—	—
Benefit obligation, December 31	$919.5	$823.0	$268.2	$238.0

The accumulated benefit obligation for pension benefits was $888.3 million at the end of 2014 and $796.4 million at the end of 2013. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Annual discount rate used to determine benefit obligation	4.20%	5.03%	4.30%	5.19%
Assumed annual rate of future salary increases for projected benefit obligation	3.00%	3.00%	3.00%	3.75%

A 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 5.0% for 2020 and to remain at that level thereafter.

 A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $1.1 million at December 31, 2014 and by $1.3 million at December 31, 2013. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $1.0 million at December 31, 2014 and by $1.2 million at December 31, 2013.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Fair value of plan assets	$861.8	$870.0	—	—
Benefit obligation	919.5	823.0	$268.2	$238.0
Funded status	$(57.7)	$47.0	$(268.2)	$(238.0)

Amounts recognized on the consolidated balance sheets were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Current liability	—	—	$(11.2)	$(11.5)
Noncurrent asset	—	$47.0	—	—
Noncurrent liability	$(57.7)	—	(257.0)	(226.5)

Amounts recognized in accumulated other comprehensive loss (a component of common equity) as of December 31, 2014 and 2013 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Net actuarial loss	$8.1	$5.2	$3.0	$1.7
Prior service cost	0.3	0.5	0.1	0.1
Total	$8.4	$5.7	$3.1	$1.8

Amounts recognized in regulatory assets as of December 31, 2014 and 2013 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Net actuarial loss	$222.1	$124.8	$43.8	$24.4
Prior service cost	9.6	12.8	0.6	0.9
Total	$231.7	$137.6	$44.4	$25.3

In connection with the joint ownership of Summer Station, as of December 31, 2014 and 2013, the Company recorded within deferred debits $17.8 million and $14.1 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2014 and 2013, the Company also recorded within deferred debits $15.1 million and $12.6 million, respectively, from Santee Cooper, representing its portion of the unfunded postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2014	2013
Fair value of plan assets, January 1	$870.0	$799.1
Actual return on plan assets	55.8	130.9
Benefits paid	(64.0)	(60.0)
Fair value of plan assets, December 31	$861.8	$870.0

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

The Company’s pension plan asset allocation at December 31, 2014 and 2013 and the target allocation for 2015 are as follows:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Asset Category	2015	2014	2013
Equity Securities	58%	57%	59%
Fixed Income	33%	34%	32%
Hedge Funds	9%	9%	9%

For 2015, the expected long-term rate of return on assets will be 7.50%. In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active returns across various asset classes and assumes an asset allocation of 58% with equity managers, 33% with fixed income managers and 9% with hedge fund managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. Additional rebalancing may occur subject to funded status improvements as part of the dynamic investment strategy adopted for 2013.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2014 and 2013, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	December 31, 2014			December 31, 2013
Common stock	—	—	—	$332	$332	—	—
Preferred stock	—	—	—	1	1	—	—
Mutual funds	$622	$622	—	305	20	$285	—
Short-term investment vehicles	20	20	—	19	—	19	—
US Treasury securities	6	6	—	33	—	33	—
Corporate debt securities	86	86	—	53	—	53	—
Loans secured by mortgages	—	—	—	12	—	12	—
Municipals	15	15	—	4	—	4	—
Limited partnerships	32	32	—	35	1	34	—
Multi‑strategy hedge funds	81	—	$81	76	—	—	$76
	$862	$781	$81	$870	$354	$440	$76

At December 31, 2014, assets with fair value measurements classified as Level 1 were insignificant. There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2014 or 2013.

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

	Fair Value Measurements Level 3
Millions of dollars	2014	2013
Beginning Balance	$76	$70
Unrealized gains included in changes in net assets	5	6
Purchases, issuances, and settlements	—	—
Ending Balance	$81	$76

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from the Company’s assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

Millions of dollars	Pension Benefits	Other Postretirement Benefits
2015	$63.4	$11.5
2016	64.5	12.4
2017	65.6	13.1
2018	66.1	13.8
2019	65.1	14.6
2020-2024	338.4	81.8

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

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012
Service cost	$20.0	$21.8	$19.6	$4.6	$5.9	$4.8
Interest cost	40.4	38.5	43.0	12.0	11.1	11.9
Expected return on assets	(66.7)	(61.4)	(59.5)	n/a	n/a	n/a
Prior service cost amortization	4.1	6.0	7.0	0.3	0.7	0.9
Amortization of actuarial losses	4.8	16.9	18.4	—	3.3	1.4
Transition obligation amortization	—	—	—	—	0.3	0.7
Curtailment	—	9.9	—	—	—	—
Net periodic benefit cost	$2.6	$31.7	$28.5	$16.9	$21.3	$19.7

In connection with regulatory orders, in 2013 SCE&G began recovering current pension expense through a rate rider that may be adjusted annually (for retail electric operations) or through cost of service rates (for gas operations). SCE&G is amortizing previously deferred pension costs as further described in Note 2.

Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012
Current year actuarial (gain) loss	$3.1	$(5.0)	$1.7	$1.3	$(1.8)	$2.0
Amortization of actuarial losses	(0.2)	(0.5)	(0.6)	—	(0.2)	—
Amortization of prior service cost	(0.2)	(0.2)	(0.2)	—	—	—
Prior service cost (credit)	—	(0.3)	—	—	—	—
Amortization of transition obligation	—	—	—	—	(0.1)	(0.1)
Total recognized in OCI	$2.7	$(6.0)	$0.9	$1.3	$(2.1)	$1.9

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012
Current year actuarial (gain) loss	$101.3	$(157.5)	$45.0	$19.4	$(29.9)	$31.4
Amortization of actuarial losses	(4.0)	(14.7)	(16.0)	—	(2.7)	(1.2)
Amortization of prior service cost	(3.2)	(5.2)	(6.4)	(0.3)	(0.6)	(0.8)
Prior service cost (credit)	—	(8.9)	—	—	—	—
Amortization of transition obligation	—	—	—	—	(0.2)	(0.5)
Total recognized in regulatory assets	$94.1	$(186.3)	$22.6	$19.1	$(33.4)	$28.9

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.03%	4.10%/5.07%	5.25%	5.19%	4.19%	5.35%
Expected return on plan assets	8.00%	8.00%	8.25%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.75%/3.00%	4.00%	3.75%	3.75%	4.00%
Health care cost trend rate	n/a	n/a	n/a	7.40%	7.80%	8.20%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2020	2020	2020

Net periodic benefit cost for the period through September 1, 2013 was determined using a 4.10% discount rate, and net periodic benefit cost after that date was determined using a 5.07% discount rate. Similarly, estimated rates of compensation increase were changed in connection with the September 1, 2013 remeasurement.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$0.5	$0.1
Prior service cost	0.1	—
Total	$0.6	$0.1

The estimated amounts to be amortized from regulatory assets into net periodic benefit cost in 2015 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$12.3	$1.9
Prior service cost	3.6	0.3
Total	$15.9	$2.2

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

Stock Purchase Savings Plan

The Company sponsors a defined contribution plan in which eligible employees may defer up to 75% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. The Company provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan were $25.8 million in 2014, $23.4 million in 2013 and $22.3 million in 2012 and were made in the form of SCANA common stock.

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

Liability Awards

The 2012-2014, 2013-2015 and 2014-2016 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle.  In each performance cycle, 20% of the performance award was granted in the form of restricted share units, which are liability awards payable in cash and are subject to forfeiture in the event of termination of employment prior to the end of the cycle, subject to exceptions for retirement, death, disability or change in control.  The remaining 80% of the award was granted in performance shares, which are subject to forfeiture in the event of termination of employment prior to the end of the cycle, subject to exceptions for retirement, death or disability. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock. Dividend equivalents are accrued on the performance shares and the restricted share units. Payouts of performance share awards are determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in “GAAP-adjusted net earnings per share from operations” (weighted 50%).

Compensation cost of liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Awards under the 2012-2014 performance cycle were paid in cash at SCANA’s discretion in February 2015. Cash-settled liabilities related to the performance cycles were paid totaling approximately $11.8 million in 2014, $12.2 million in 2013, and $11.8 million in 2012.

Fair value adjustments for performance awards resulted in compensation expense recognized in the statements of income totaling approximately $20.3 million in 2014, $8.7 million in 2013 and $15.0 million in 2012. Fair value adjustments resulted in capitalized compensation costs of $3.1 million in 2014, $1.4 million in 2013 and $2.7 million in 2012.

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

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the retrospective premium assessment would not exceed $43.5 million.

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

New Nuclear Construction

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.

SCE&G's current ownership share in the New Units is 55%. As discussed below, under an agreement signed in January 2014 (and subject to customary closing conditions, including necessary regulatory approvals), SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of December 31, 2014, SCE&G’s investment in the New Units totaled $2.7 billion, for which the financing costs on $2.425 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule, including 146 milestones within that schedule, and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In December 2012, the SCPSC denied separate petitions filed by two parties requesting reconsideration of its order. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC also approved an 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

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

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The intended result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 was expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later.

During the third quarter of 2014, the Consortium also provided preliminary cost estimates for Units 2 and 3, principally related to delays for non-firm and non-fixed scopes of work to achieve a late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million, excluding any owner's cost amounts associated with the delays, which could be $10 million per month for delays beyond the current SCPSC-approved substantial completion dates. This figure is presented in 2007 dollars and would be subject to escalation, which could be material. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review, and SCE&G cannot predict when a revised schedule and cost estimate will be resolved with the Consortium.

Since receiving the August 2014 preliminary information, SCE&G has worked with Consortium executive management to evaluate this information.  Based upon this evaluation, the Consortium now indicates that the substantial completion date of Unit 2 is expected to occur by June 2019 and that the substantial completion date of Unit 3 may be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. SCE&G is continuing discussions with Consortium executive management in order to identify potential mitigation strategies to possibly accelerate the substantial completion date of Unit 2 to a time earlier in the first half of 2019 or to the end of 2018, with Unit 3 following approximately 12 months later.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of December 31, 2014, 101 milestones have been completed. Three of the remaining milestones have not been or will not be completed within their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are now projected to exceed amounts currently approved by the SCPSC of $4.548 billion and $5.755 billion, respectively. As such, in 2015 SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition is expected to include certain updated owner's costs and other capital costs, including amounts within the Consortium's preliminary cost estimate which may be the subject of dispute. As such, the petition is not expected to reflect the resolution of the above described negotiations. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes (including any ultimate disagreements involving the preliminary cost estimates provided by the Consortium in the third quarter of 2014) through both the informal and formal procedures and anticipates that any costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, will acquire an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and will acquire the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in November 2012, SCE&G’s estimated cost would be approximately $500 million for the additional 5% interest being acquired from Santee Cooper. This cost figure could be higher in light of the delays and related costs discussed above.

Nuclear Production Tax Credits

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing. SCE&G fulfilled the request related to emergency plant staffing in 2012. In addition, SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

Environmental

The Company's operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. In many cases, regulations proposed by such authorities could have a significant impact on the Company's financial condition, results of operations and cash flows. In addition, the Company often cannot predict what conditions or requirements will be imposed by regulatory or legislative proposals. To the extent that compliance with environmental regulations or legislation results in capital expenditures or operating costs, the Company expects to recover such expenditures and costs through existing ratemaking provisions.

SCE&G

The EPA issued a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The proposed rule was issued on January 8, 2014 and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without carbon capture and sequestration capabilities. The Company is evaluating the proposed rule, but does not plan to construct new coal-fired units in the near future. In addition, on June 2, 2014, the EPA issued proposed emission guidelines for states to follow in developing plans to address GHG emissions from existing units. These guidelines are to be made final no later than June 1, 2015, and include state-specific rate based goals for carbon dioxide emissions.

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

In July 2011, the EPA issued the CSAPR to reduce emissions of sulfur dioxide and nitrogen oxide from power plants in the eastern half of the United States. A series of court actions stayed this rule until October 23, 2014, when the Court of Appeals granted a motion to lift the stay. On December 3, 2014, the EPA published an interim final rule that aligns the dates in the CSAPR text with the revised court-ordered schedule, thus delaying the implementation dates to 2015 for Phase 1 and to 2017 for Phase 2. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual sulfur dioxide emissions and annual or ozone season nitrogen oxide emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for sulfur dioxide and nitrogen oxide and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. Air quality control installations that SCE&G and GENCO have already completed have positioned them to comply with the allowances set by the CSAPR.

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for generating facilities to meet the standards, and the Company's evaluation of the rule is ongoing. The Company's decision to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1) along with other actions are expected to result in the Company's compliance with MATS. On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities. SCE&G and GENCO have received a one year extension (until April 2016) to comply with MATS at the Cope, McMeekin, Wateree and Williams Stations. These extensions will allow time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants that will enhance the control of certain MATS-regulated pollutants.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule was published in the Federal Register on June 7, 2013, and is expected to be finalized no later than September 30, 2015. Once the rule becomes effective, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. Based on the proposed rule, the Company expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities.

The CWA Section 316(b) Existing Facilities Rule became effective on October 14, 2014. This rule establishes national requirements for the location, design, construction and capacity of cooling water intake structures at existing facilities that reflect the best technology available for minimizing the adverse environmental impacts of impingement and entrainment. SCE&G and GENCO are conducting studies and implementing plans to ensure compliance with this rule. In addition, Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones.

On December 19, 2014, the EPA issued a final rule for CCR, which is expected to become effective in 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act. In addition, this rule imposes certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2014, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

 The provisions of CERCLA authorize the EPA to require the clean-up of hazardous waste sites. The states of South Carolina and North Carolina have similar laws. The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require clean-up. In addition, regulators from the EPA and other federal or state agencies periodically notify the Company that it may be required to perform or participate in the investigation and remediation of a hazardous waste site. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures may differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Such amounts are recorded in regulatory assets and amortized, with recovery provided through rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue until 2017 and will cost an additional $19.3 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At December 31, 2014, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35.5 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. Actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other PRPs. PSNC Energy has recorded a liability and associated regulatory asset of approximately $1.0 million, the estimated remaining liability at December 31, 2014. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

Claims and Litigation

The Company is subject to various claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on the Company’s results of operations, cash flows or financial condition.

Operating Lease Commitments

The Company is obligated under various operating leases for vehicles, office space, furniture and equipment. Leases expire at various dates through 2057. Rent expense totaled approximately $12.3 million in 2014, $14.8 million in 2013 and $14.8 million in 2012. Future minimum rental payments under such leases are as follows:

Millions of dollars
2015	$8
2016	5
2017	2
2018	1
2019	2
Thereafter	20
Total	$38

Guarantees

SCANA issues guarantees on behalf of its consolidated subsidiaries to facilitate commercial transactions with third parties. These guarantees are in the form of performance guarantees, primarily for the purchase and transportation of natural gas, standby letters of credit issued by financial institutions and credit support for certain tax-exempt bond issues. SCANA is not required to recognize a liability for such guarantees unless it becomes probable that performance under the guarantees will be required. SCANA believes the likelihood that it would be required to perform or otherwise incur any losses associated with these guarantees is remote; therefore, no liability for these guarantees has been recognized. To the extent that a liability subject to a guarantee has been incurred, the liability is included in the consolidated financial statements.  At December 31, 2014, the maximum future payments (undiscounted) that SCANA could be required to make under guarantees totaled approximately $1.7 billion.

Asset Retirement Obligations

The Company recognizes a liability for the present value of an ARO when incurred if the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO is factored into the measurement of the liability when sufficient information exists, but such uncertainty is not a basis upon which to avoid liability recognition.

The legal obligations associated with the retirement of long-lived tangible assets that results from their acquisition, construction, development and normal operation relate primarily to the Company’s regulated utility operations.  As of December 31, 2014, the Company has recorded AROs of approximately $201 million for nuclear plant decommissioning (see Note 1) and AROs of approximately $362 million for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

Millions of dollars	2014	2013
Beginning balance	$576	$561
Liabilities incurred	3	6
Liabilities settled	(6)	(4)
Accretion expense	26	25
Revisions in estimated cash flows	(36)	(12)
Ending balance	$563	$576

Revisions in estimated cash flows for 2014 primarily relate to lower estimates for certain environmental clean up obligations at generation facilities.

11.          AFFILIATED TRANSACTIONS

The Company received cash distributions from equity-method investees of $7.8 million in 2014, $10.4 million in 2013 and $12.5 million in 2012. The Company made investments in equity-method investees of $5.7 million in 2014, $5.2 million in 2013 and $10.6 million in 2012.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method. SCE&G’s receivable from this affiliate was $27.8 million at December 31, 2014 and $18.0 million at December 31, 2013.  SCE&G’s payable to this affiliate was $27.9 million at December 31, 2014 and $18.0 million at December 31, 2013.  SCE&G’s total purchases from this affiliate were $260.3 million in 2014 and $134.2 million in 2013. SCE&G’s total sales to this affiliate were $259.0 million in 2014 and $133.6 million in 2013.

12.          SEGMENT OF BUSINESS INFORMATION

Reportable segments, which are described below, follow the same accounting policies as those described in Note 1. The Company records intersegment sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Nonregulated sales and transfers are recorded at current market prices.

Electric Operations primarily generates, transmits and distributes electricity, and is regulated by the SCPSC and FERC.

Gas Distribution, comprised of the local distribution operations of SCE&G and PSNC Energy, purchases and sells natural gas, primarily at retail. SCE&G and PSNC Energy are regulated by the SCPSC and the NCUC, respectively.

Retail Gas Marketing markets natural gas in Georgia and is regulated as a marketer by the GPSC. Energy Marketing markets natural gas to industrial and large commercial customers and municipalities, primarily in the Southeast.

All Other is comprised of the holding company and its other direct and indirect wholly-owned subsidiaries. One of these subsidiaries operates a FERC-regulated interstate pipeline company and the other subsidiaries conduct nonregulated operations in energy-related and telecommunications industries. None of these subsidiaries met the quantitative thresholds for determining reportable segments during any period reported. See Note 13.

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

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Retail Gas Marketing	Energy Marketing	All Other	Adjustments/ Eliminations	Consolidated Total
2014
External Revenue	$2,622	$1,012	$515	$786	$37	$(21)	$4,951
Intersegment Revenue	7	2	—	196	437	(642)	—
Operating Income	768	159	n/a	n/a	27	53	1,007
Interest Expense	19	22	1	—	5	265	312
Depreciation and Amortization	300	72	2	—	24	(14)	384
Income Tax Expense	7	33	16	3	12	177	248
Net Income	n/a	n/a	26	5	(6)	513	538
Segment Assets	10,182	2,487	140	150	1,474	2,419	16,852
Expenditures for Assets	936	200	—	2	52	(98)	1,092
Deferred Tax Assets	11	29	11	9	15	(75)	—

2013
External Revenue	$2,423	$942	$465	$652	$40	$(27)	$4,495
Intersegment Revenue	6	1	—	167	416	(590)	—
Operating Income	679	153	n/a	n/a	27	51	910
Interest Expense	19	22	1	—	4	251	297
Depreciation and Amortization	297	70	3	—	26	(18)	378
Income Tax Expense	6	33	15	4	14	151	223
Net Income	n/a	n/a	24	6	(2)	443	471
Segment Assets	9,488	2,340	172	133	1,378	1,653	15,164
Expenditures for Assets	907	140	—	1	31	27	1,106
Deferred Tax Assets	10	27	8	2	14	(61)	—

2012
External Revenue	$2,446	$764	$413	$543	$45	$(35)	$4,176
Intersegment Revenue	7	1	—	125	416	(549)	—
Operating Income	668	141	n/a	n/a	22	28	859
Interest Expense	21	23	1	—	3	247	295
Depreciation and Amortization	278	67	3	—	25	(17)	356
Income Tax Expense	7	32	7	3	15	118	182
Net Income	n/a	n/a	11	5	1	403	420
Segment Assets	8,989	2,292	153	122	1,415	1,645	14,616
Expenditures for Assets	999	123	—	1	14	(60)	1,077
Deferred Tax Assets	9	26	10	4	17	(55)	11

13.    DISPOSITIONS

In December 2014, SCANA entered into definitive agreements to sell CGT and SCI. CGT is an interstate natural gas pipeline regulated by FERC that transports natural gas in South Carolina and southeastern Georgia, and it was sold to Dominion Resources, Inc. SCI provides fiber optic communications and other services and builds, manages and leases communications towers in several southeastern states, and it was sold to Spirit Communications. These sales closed in the first quarter of 2015. Proceeds from these sales, net of transaction costs, were approximately $625 million, and the estimated pre-tax gain on the sales to be recognized during the first quarter of 2015 is approximately $350 million.

CGT and SCI operate principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. In addition, neither CGT nor SCI meet accounting criteria for disclosure as a reportable segment. Accordingly, segment disclosures related to them are included within All Other in Note 12. As a result, the Company has determined that the sales of CGT and SCI do not represent a strategic shift that will have a major effect on its operations, and therefore, these sales do not meet the criteria for classification as discontinued operations.

The carrying values of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet as of December 31, 2014, were as follows:

Millions of dollars	CGT	SCI	Total
Assets Held for Sale
Utility Plant, Net	$288.4	—	$288.4
Nonutility Property and Investments, Net	0.6	$40.1	40.7
Current Assets	6.5	3.9	10.4
Deferred Debits and Other Assets	0.9	0.2	1.1
Total Assets Held for Sale	$296.4	$44.2	$340.6

Liabilities Held for Sale
Current Liabilities	$3.5	$2.2	$5.7
Deferred Credits and Other Liabilities	42.9	3.1	46.0
Total Liabilities Held for Sale	$46.4	$5.3	$51.7

14.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Millions of dollars, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2014
Total operating revenues	$1,590	$1,026	$1,121	$1,214	$4,951
Operating income	350	154	269	234	1,007
Net income	193	96	144	105	538
Basic earnings per share	1.37	.68	1.01	.73	3.79
Diluted earnings per share	1.37	.68	1.01	.73	3.79

2013
Total operating revenues	$1,311	$1,016	$1,051	$1,117	$4,495
Operating income	293	189	255	173	910
Net income	151	85	131	104	471
Basic earnings per share	1.13	.60	.94	.73	3.40
Diluted earnings per share	1.11	.60	.94	.73	3.39

SOUTH CAROLINA ELECTRIC & GAS COMPANY

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SCE&G is a regulated public utility engaged in the generation, transmission, distribution and sale of electricity and in the purchase and sale, primarily at retail, and transportation of natural gas. SCE&G’s business is subject to seasonal fluctuations. Generally, sales of electricity are higher during the summer and winter months because of air-conditioning and heating requirements, and sales of natural gas are greater in the winter months due to heating requirements. SCE&G’s electric service territory extends into 24 counties covering nearly 17,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 36 counties in South Carolina and covers approximately 23,000 square miles.

Key Earnings Drivers and Outlook

During 2014, economic growth continued to improve in the southeast. Significant industrial announcements in SCE&G’s service territory were made during the year, and announcements made in previous years began to materialize. In addition, the Port of Charleston continues to see increased traffic, with container volume up 12% over 2013.  SCE&G also experienced positive residential and commercial customer growth rates and steady unemployment rates for areas it serves.

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

Electric Operations

SCE&G's electric operations primarily generates electricity and provides for its transmission, distribution and sale to approximately 688,000 customers (as of December 31, 2014) in portions of South Carolina in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G. Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

Operating results are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control growth in costs. Demand for electricity is primarily affected by weather, customer growth and the economy.  SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electric prices and, therefore, the competitive position of electricity against other energy sources.

Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity in 2014 was 10.25% for non-BLRA rate base, and 11.0% for BLRA-related rate base. To prevent the need for a non-BLRA base rate increase during years of peak nuclear construction, SCE&G has a stated goal of earning a return on equity of 9% or higher. For the year ended December 31, 2014, SCE&G's earned return on equity related to non-BLRA rate base was approximately 10%.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of two 1,250 MW (1,117 MW, net) nuclear generation units, which SCE&G will jointly own with Santee Cooper. SCE&G's current ownership share in the New Units is 55%, and under an agreement signed in January 2014, SCE&G has agreed to acquire an additional 5% ownership in increments coinciding with the commercial operation date of Unit 2 and the first and second anniversaries thereof. The purchase of this additional 5% ownership is expected to be funded by increased cash flows resulting from tax deductibility of depreciation associated with the commercial operation of the New Units.

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. As of December 31, 2014, SCE&G’s investment in the New Units totaled $2.7 billion, for which the financing costs on $2.425 billion have been reflected in rates under the BLRA.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018, with an approved 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The intended result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 was expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later.

During the third quarter of 2014, the Consortium also provided preliminary cost estimates for Units 2 and 3, principally related to delays for non-firm and non-fixed scopes of work to achieve a late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million, excluding any owner's cost amounts associated with the delays, which could be $10 million per month for delays beyond the current SCPSC-approved substantial completion dates. This figure is presented in 2007 dollars and would be subject to escalation, which could be material. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review, and SCE&G cannot predict when a revised schedule and cost estimate will be resolved with the Consortium.

Since receiving the August 2014 preliminary information, SCE&G has worked with Consortium executive management to evaluate this information.  Based upon this evaluation, the Consortium now indicates that the substantial completion date of Unit 2 is expected to occur by June 2019 and that the substantial completion date of Unit 3 may be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. SCE&G is continuing discussions with Consortium executive management in order to identify potential mitigation strategies to possibly accelerate the substantial completion date of Unit 2 to a time earlier in the first half of 2019 or to the end of 2018, with Unit 3 following approximately 12 months later.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of December 31, 2014, 101 milestones have been completed. Three of the remaining milestones have not been or will not be completed within their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are now projected to exceed amounts currently approved by the SCPSC of $4.548 billion and $5.755 billion, respectively. As such, in 2015 SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition is expected to include certain updated owner's costs and other capital costs, including amounts within the Consortium's preliminary cost estimate which may be the subject of dispute. As such, the petition is not expected to reflect the resolution of the above described negotiations. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

For additional information on these and other matters, see New Nuclear Construction Matters herein and Note 2 and Note 10 to the consolidated financial statements.

Environmental

EPA regulations have a significant impact on Consolidated SCE&G's electric operations. In 2014, several regulations were proposed or became final, including the following:

•
A revised carbon standard for new power plants was proposed on January 8, 2014, which requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. This rule effectively prevents construction of new coal-fired plants without carbon capture and sequestration capabilities.

•
The Clean Power Plan released on June 2, 2014 would regulate carbon dioxide emissions from existing units. This proposed rule includes state-specific goals for carbon dioxide emissions, as well as guidelines for states to follow in developing SIPs to achieve those goals. Though it may be revised before becoming final in June 2015, the proposal gives states from one to three years from the date of any final rule to issue SIPs. The SIPs will ultimately define the specific compliance methodology that will be applied to existing units in that state.

•
The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved in connection with the renewal (every five years) of state-issued NPDES permits. The ELG Rule is expected to be finalized by September 30, 2015.

•
A final rule became effective October 14, 2014 that modifies requirements for existing cooling water intake structures. Consolidated SCE&G is conducting studies and is developing or implementing compliance plans for this rule. Congress is also expected to consider further amendments to the CWA, and such legislation may include toxicity-based standards, among other things.

•
On November 26, 2014 the EPA announced a proposed tightening of current NAAQS ozone standards from .075 ppm to a range between .065 and .070 ppm, and that it will take comments on a standard as low as .060 ppm. A final rule is expected in October 2015.

•
New federal regulations affecting the management and disposal of CCRs were issued on December 19, 2014 and are expected to take effect in 2015. Under these regulations, CCRs will not be regulated as hazardous waste. These regulations do impose certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

The above environmental initiatives and similar issues are described in Environmental Matters herein and in Note 10 to the consolidated financial statements. Unless otherwise noted, Consolidated SCE&G cannot predict when regulatory rules or legislative requirements for any of these initiatives will become final, if at all, or what conditions they may impose on Consolidated SCE&G, if any. Consolidated SCE&G believes that any additional costs imposed by such regulations would be recoverable through rates.

Gas Distribution

The local distribution operations of SCE&G purchases, transports and sells natural gas to approximately 338,000 retail customers (as of December 31, 2014) in portions of South Carolina. Operating results for gas distribution are primarily influenced by customer demand for natural gas, rates allowed to be charged to customers and the ability to control growth in costs. Embedded in the rates charged to customers is an allowed regulatory return on equity of 10.25%.

Demand for natural gas is primarily affected by weather, customer growth, the economy and the availability and price of alternate fuels. Natural gas competes with electricity, propane and heating oil to serve the heating and, to a lesser extent, other household energy needs of residential and small commercial customers. This competition is generally based on price and convenience. Large commercial and industrial customers often have the ability to switch from natural gas to an alternate fuel, such as propane or fuel oil. Natural gas competes with these alternate fuels based on price. As a result, any significant disparity between supply and demand, either of natural gas or of alternate fuels, and due either to production or delivery disruptions or other factors, will affect price and will impact SCE&G’s ability to retain large commercial and industrial customers. In addition, the production of shale gas in the United States continues to keep prices for this commodity at historic lows, and such prices are expected to continue at such levels for the foreseeable future.

RESULTS OF OPERATIONS

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2014	Change	2013	Change	2012
Net income	$457.7	17.1%	$390.8	11.0%	$352.0

2014 vs 2013
Net income increased primarily due to the effects of weather, customer growth and base rate increases under the BLRA. Higher electric and gas margins were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes and higher interest expense, further described below.

2013 vs 2012
Net income increased due to higher electric and gas margins. These margin increases were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes and higher interest expense, further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA):

Declaration Date	Dividend Amount	Quarter Ended	Payment Date
February 19, 2015	$70.7 million	March 31, 2015	April 1, 2015

February 20, 2014	$64.3 million	March 31, 2014	April 1, 2014
April 24, 2014	$64.4 million	June 30, 2014	July 1, 2014
July 31, 2014	$68.5 million	September 30, 2014	October 1, 2014
October 30, 2014	$74.4 million	December 31, 2014	January 1, 2015

February 20, 2013	$64.0 million	March 31, 2013	April 1, 2013
April 25, 2013	$63.8 million	June 30, 2013	July 1, 2013
July 31, 2013	$67.5 million	September 30, 2013	October 1, 2013
October 31, 2013	$61.7 million	December 31, 2013	January 1, 2014

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013	Change	2012
Operating revenues	$2,629.4	8.2%	$2,430.5	(0.9)%	$2,453.1
Less: Fuel used in electric generation	799.3	6.4%	751.0	(11.0)%	844.2
Purchased power	80.7	87.7%	43.0	53.0%	28.1
Margin	$1,749.4	6.9%	$1,636.5	3.5%	$1,580.8

2014 vs 2013
Electric margin increased due to the effects of weather of $43.5 million, base rate increases under the BLRA of $54.1 million and customer growth of $14.7 million. These margin increases were partially offset by $69.0 million of downward adjustments to electric revenues in 2014 pursuant to SCPSC orders related to fuel cost recovery and SCE&G's DSM Programs. In 2013, pursuant to SCPSC orders, electric revenues were adjusted downward by $50.1 million related to fuel cost recovery and the reversal of undercollected amounts related to SCE&G's pilot eWNA program (eWNA was discontinued effective with the first billing cycle of 2014). Such adjustments are fully offset by the recognition within other income of gains realized upon the late 2013 settlement of certain derivative interest rate contracts and the application, as a reduction to operation and maintenance expenses, of a portion of SCE&G's storm damage reserve, both of which had been deferred in regulatory accounts. See Note 2 to the consolidated financial statements.

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

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2014	Change	2013	Change	2012
Residential	8,156	7.7%	7,571	—	7,571
Commercial	7,371	2.3%	7,205	(1.2)%	7,291
Industrial	6,234	3.9%	6,000	2.8%	5,836
Other	600	3.3%	581	(0.9)%	586
Total retail sales	22,361	4.7%	21,357	0.3%	21,284
Wholesale	958	0.3%	955	(63.2)%	2,595
Total	23,319	4.5%	22,312	(6.6)%	23,879

2014 vs 2013	Retail sales volumes increased primarily due to the effects of weather and customer growth.

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

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2014	Change	2013	Change	2012
Operating revenues	$462.2	11.5%	$414.4	16.5%	$355.6
Less: Gas purchased for resale	283.1	16.0%	244.1	24.2%	196.6
Margin	$179.1	5.2%	$170.3	7.1%	$159.0

2014 vs 2013	Margin increased primarily due to weather, residential and commercial customer growth of $4.0 million and increased average usage of $2.5 million.

2013 vs 2012
Margin increased primarily due to the SCPSC-approved increase in base rates under the RSA which became effective with the first billing cycle of November 2012, as well as residential and commercial customer growth.

Sales volumes (in MMBTU) by class, including transportation gas, were as follows:

Classification (in thousands)	2014	Change	2013	Change	2012
Residential	14,917	19.2%	12,515	23.3%	10,153
Commercial	13,936	9.0%	12,786	9.1%	11,723
Industrial	18,307	(10.3)%	20,411	5.5%	19,341
Transportation gas	4,286	(10.7)%	4,801	2.0%	4,707
Total	51,446	1.8%	50,513	10.0%	45,924

2014 vs 2013
Residential and commercial sales volumes increased primarily due to the effects of weather and customer growth. Industrial sales volumes decreased due to weather related curtailments and a customer switching to an alternative fuel source. Transportation sales volumes decreased due to weather related curtailments.

2013 vs 2012	Total sales volumes increased primarily due to customer growth, increased industrial usage and the effects of weather.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Other operation and maintenance	$575.2	3.4%	$556.5	2.8%	$541.6
Depreciation and amortization	315.2	0.6%	313.4	6.8%	293.4
Other taxes	207.9	3.8%	200.2	6.3%	188.3

2014 vs 2013
Other operation and maintenance expenses increased primarily due to higher electric operating expenses of $8.9 million, DSM Programs cost amortization of $2.1 million, higher labor expense of $2.4 million which includes incentive compensation and lower pension costs, storm expenses of $1.1 million, and other general expenses of $1.9 million. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

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

Net Periodic Benefit Cost

     Net periodic benefit cost was recorded on Consolidated SCE&G's income statements and balance sheets as follows:

Millions of dollars	2014	Change	2013	Change	2012
Income Statement Impact:
Employee benefit costs	$4.0	(63.6)%	$11.0	100.0%	—
Other expense	0.1	(83.3)%	0.6	50.0%	$0.4
Balance Sheet Impact:
Increase in capital expenditures	0.3	(95.3)%	6.4	12.3%	5.7
Component of amount receivable from Summer Station co-owner	0.1	(96.0)%	2.5	13.6%	2.2
Increase (decrease) in regulatory asset	(3.2)	*	5.5	(63.3)%	15.0
Net periodic benefit cost	$1.3	(96.0)%	$26.0	11.6%	$23.3
* Greater than 100%

In 2013, pursuant to regulatory orders, SCE&G began recovering current pension expense through a rate rider (for retail electric operations) and through cost of service rates (for gas operations), and began amortizing pension costs previously deferred in regulatory assets over approximately 30 years (for retail electric operations) and approximately 14 years (for gas operations). See further discussion in Note 2 and Note 8 to the consolidated financial statements. Amounts amortized were as follow:

Millions of dollars	2014	2013
Retail electric operations	$2.0	$2.0
Gas operations	1.0	0.2

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities and AFC. Components of other income (expense), were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Other income	$79.8	51.4%	$52.7	*	$0.4
Other expense	(33.8)	93.1%	(17.5)	(2.2)%	(17.9)
Total	$46.0	30.7%	$35.2	*	$(17.5)
* Greater than 100%

2014 vs 2013
Other income (expense) increased primarily due to the recognition of $64.0 million of gains realized upon the late 2013 settlement of certain interest rate derivative contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed, compared to $50.1 million of such gains in 2013. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income. Donations increased $4.6 million, equity partnership losses increased $2.3 million and AFC increased $2.6 million.

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

AFC

AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. AFC represented approximately 6.2% of income before income taxes in 2014, 6.6% in 2013 and 6.3% in 2012, respectively.

Interest Expense

     Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2014	Change	2013	Change	2012
Interest on long-term debt, net	$217.6	5.2%	$206.8	3.0%	$200.7
Other interest expense	10.4	(1.0)%	10.5	7.1%	9.8
Total	$228.0	4.9%	$217.3	3.2%	$210.5

Interest on long-term debt increased in each year primarily due to increased long-term borrowings.

Income Taxes

Income tax expense increased in 2014 over 2013 and in 2013 over 2012 primarily due to increases in income before taxes. Consolidated SCE&G's effective tax rate has been favorably impacted by equity AFC and certain tax credits.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its contractual cash obligations will be met through internally generated funds and additional short- and long-term borrowings. Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.

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

Cash outlays for property additions and construction expenditures, including nuclear fuel, net of AFC were $934 million in 2014. Consolidated SCE&G’s current estimates of its capital expenditures for construction and nuclear fuel for the next three years, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2015	2016	2017
Consolidated SCE&G - Normal
Generation	$158	$123	$143
Transmission & Distribution	272	251	217
Other	37	41	27
Gas	54	64	57
Common	9	12	9
Total Consolidated SCE&G - Normal	530	491	453
New Nuclear (including transmission)	957	928	708
Cash Requirements for Construction	1,487	1,419	1,161
Nuclear Fuel	22	145	104
Total Estimated Capital Expenditures	$1,509	$1,564	$1,265

Estimated capital expenditures for Nuclear Fuel in 2016 include approximately $53 million, which is SCE&G's share of nuclear fuel it acquired in 2013. This fuel has been recorded in utility plant and the corresponding liability has been recorded in long-term debt on the consolidated balance sheet.

Consolidated SCE&G’s contractual cash obligations as of December 31, 2014 are summarized as follows:

Contractual Cash Obligations	Payments due by period
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term and short-term debt including interest	$9,611	$941	$1,492	$374	$6,804
Capital leases	14	3	7	3	1
Operating leases	29	6	4	1	18
Purchase obligations	3,285	2,149	1,136	—	—
Other commercial commitments	2,541	480	922	555	584
Total	$15,480	$3,579	$3,561	$933	$7,407

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at Summer Station. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G currently responsible for 55 percent of the cost and receiving 55 percent of the output. The estimated $500 million SCE&G expects it will cost to acquire an additional 5% ownership in the New Units is included in other commercial commitments and is further described in New Nuclear Construction Matters.

Purchase obligations includes customary purchase orders under which SCE&G has the option to utilize certain vendors without the obligation to do so. SCE&G may terminate such arrangements without penalty.

Other commercial commitments includes estimated obligations for coal and nuclear fuel purchases. SCE&G also has a legal obligation associated with the decommissioning and dismantling of Summer Station Unit 1 and other conditional asset retirement obligations that are not listed in the contractual cash obligations above. See Notes 1 and 10 to the consolidated financial statements.

At December 31, 2014, Consolidated SCE&G had posted $107 million in cash collateral for interest rate derivative contracts.

Financing Limits and Related Matters

Consolidated SCE&G’s issuance of various securities, including long-term and short-term debt, is subject to customary approval or authorization by regulatory bodies including the SCPSC and FERC. Financing programs currently utilized by Consolidated SCE&G follow.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, bankers, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2016.

In October 2014, the Consolidated SCE&G's existing five-year committed LOCs were extended by one year. At December 31, 2014 SCE&G and Fuel Company were parties to five-year credit agreements in the amounts of $1.2 billion, (of which $500 million relates to Fuel Company) which expire in October 2019. In addition, at December 31, 2014 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. For a list of banks providing credit support and other information, see Note 4 to the consolidated financial statements.
As of December 31, 2014, Consolidated SCE&G had no outstanding borrowings under its $1.4 billion facilities, had approximately $709 million in commercial paper borrowings outstanding, was obligated under $.3 million in LOC-supported letters of credit, and had approximately $100 million in cash and temporary investments. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2014 were approximately $404 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2014, Consolidated SCE&G’s long-term debt portfolio has a weighted average maturity of approximately 21 years and bears an average cost of 5.7%. Substantially all of Consolidated SCE&G's long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G’s Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock, all of which is beneficially owned by SCANA.

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At December 31, 2014, approximately $67.7 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2014, the Bond Ratio was 5.41.

Financing Activities

During 2014, net cash inflows related to financing activities totaled approximately $582 million, primarily associated with the issuance of short and long-term debt and contributions from parent, partially offset by repayment of long-term debt and payment of dividends. For a description of specific financing activities, see Notes 3 and 4 to the consolidated financial statements.

In May 2014, SCE&G issued $300 million of 4.5% first mortgage bonds due June 1, 2064. Proceeds from this sale were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

Investing Activities

During 2014, SCE&G paid approximately $95 million to settle interest rate derivative contracts.

Consolidated SCE&G paid approximately $6 million, net, through the third quarter of 2013 to settle interest rate derivative contracts upon the issuance of long-term debt. In addition, during the fourth quarter of 2013, Consolidated SCE&G received approximately $120 million upon the settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt.

For additional information, see Note 4 to the consolidated financial statements.

Major tax incentives included within recent federal legislation resulted in the allowance of 50% bonus depreciation for property placed in service for 2012 and 2013. These incentives, along with certain other deductions, have had a positive impact on the cash flows of Consolidated SCE&G. Similar tax incentives for property placed in service for 2014 were implemented after estimated tax payments for the 2014 tax year had been made. As a result, these excess payments are expected to have a positive impact on the cash flows of Consolidated SCE&G in 2015.

Ratios of earnings to fixed charges for each of the five years ended December 31, 2014, were as follows:

December 31,	2014	2013	2012	2011	2010
SCE&G	3.77	3.48	3.29	3.13	3.18

ENVIRONMENTAL MATTERS

Consolidated SCE&G's operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. In many cases, regulations proposed by such authorities could have a significant impact on Consolidated SCE&G's financial condition, results of operations and cash flows. In addition, Consolidated SCE&G often cannot predict what conditions or requirements will be imposed by regulatory or legislative proposals. To the extent that compliance with environmental regulations or legislation results in capital expenditures or operating costs, Consolidated SCE&G expects to recover such expenditures and costs through existing ratemaking provisions.

For the three years ended December 31, 2014, Consolidated SCE&G's capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $51.8 million. During this same period, Consolidated SCE&G expended approximately $31.5 million for the construction and retirement of landfills and ash ponds, net of disposal proceeds. In addition, Consolidated SCE&G made expenditures to operate and maintain environmental control equipment at its fossil plants of $9.1 million in 2014, $9.2 million in 2013 and $10.2 million in 2012, which are included in “Other operation and maintenance” expense, and made expenditures to handle waste ash, net of disposal proceeds, of $1.6 million in 2014, $3.2 million in 2013 and $7.9 million in 2012, which are included in “Fuel used in electric generation.” In addition, included within “Other operation and maintenance” expense is an annual amortization of $1.4 million in each of 2014, 2013 and 2012 related to SCE&G's recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for Consolidated SCE&G are $31.9 million for 2015 and $68.6 million for the four-year period 2016-2019. These expenditures are included in Consolidated SCE&G's Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

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

With the pervasive emergence of concern over the issue of global climate change as a significant influence upon the economy, SCE&G and GENCO are subject to climate-related financial risks, including those involving regulatory requirements responsive to GHG emissions, as well as those involving other potential physical impacts. Other business and financial risks arising from such climate change could also materialize. Consolidated SCE&G cannot predict all of the climate-related regulatory and physical risks nor the related consequences which might impact Consolidated SCE&G, and the following discussion should not be considered all-inclusive.

Physical effects associated with climate changes could include the impact of possible changes in weather patterns, such as storm frequency and intensity, and the resultant potential damage to Consolidated SCE&G's electric system, as well as impacts on employees and customers and on its supply chain and many others. Much of the service territory of SCE&G is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms. To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties. As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams who receive ongoing training and related simulations in advance of such storms, all in order to allow Consolidated SCE&G to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

Environmental commitments and contingencies are further described in Note 10 to the consolidated financial statements.

REGULATORY MATTERS

SCE&G, GENCO and Fuel Company are subject to the regulatory jurisdiction of the following entities for the matters noted.

Company	Regulatory Jurisdiction/Matters
SCE&G, GENCO and Fuel Company	The CFTC to the extent they transact swaps as defined in Dodd-Frank.

SCE&G
The SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; the FERC as to issuance of short-term borrowings, guarantees of short-term indebtedness, certain acquisitions and other matters; the PHMSA as to integrity management requirements for gas distribution pipeline systems; and the NRC with respect to the ownership, construction, operation and decommissioning of its currently operated and planned nuclear generating facilities. NRC jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety and environmental impact. In addition, the Federal Emergency Management Agency reviews, in conjunction with the NRC, certain aspects of emergency planning relating to the operation of nuclear plants.

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

Utility Regulation

Consolidated SCE&G’s regulated operations record certain assets and liabilities that defer the recognition of expenses and revenues to future periods in accordance with accounting guidance for rate-regulated utilities. In the future, in the event of deregulation or other changes in the regulatory environment, Consolidated SCE&G may no longer meet the criteria of accounting for rate-regulated utilities, and could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the results of operations, liquidity or financial position of Consolidated SCE&G’s Electric Operations and Gas Distribution segments in the period the write-off would be recorded. See Note 2 to the consolidated financial statements for a description of Consolidated SCE&G’s regulatory assets and liabilities.

Consolidated SCE&G’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, Consolidated SCE&G could be required to write down its investment in those assets. Consolidated SCE&G cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect Consolidated SCE&G’s results of operations in the period in which they would be recorded. As of December 31, 2014, Consolidated SCE&G’s net investments in fossil/hydro and nuclear generation assets were $2.3 billion and $3.4 billion, respectively.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, SCE&G records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules and, where applicable, the impact of weather normalization provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. As of December 31, 2014 and 2013, accounts receivable included unbilled revenues of $115.8 million and $111.9 million, respectively, compared to total revenues of $3.1 billion and $2.8 billion for the years 2014 and 2013, respectively.

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

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates are invested in insurance policies on the lives of certain Company personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1on an after-tax basis.

Asset Retirement Obligations

Consolidated SCE&G accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development and normal operation in accordance with applicable accounting guidance. Consolidated SCE&G recognizes obligations at present value in the period in which they are incurred, and capitalizes associated asset retirement costs as part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to Consolidated SCE&G’s utility operations, their recognition has no significant impact on results of operations. As of December 31, 2014, Consolidated SCE&G has recorded AROs of $201 million for nuclear plant decommissioning (as discussed above) and AROs of $335 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for utilities remains in place.

Accounting for Pensions and Other Postretirement Benefits

SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees. SCANA recognizes the funded status of its defined benefit pension plan as an asset or liability and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. Accounting guidance requires the use of several assumptions that impact pension cost, of which the discount rate and the expected return on assets are the most sensitive. SCANA's net pension cost of $2.6 million ($1.3 million attributable to SCE&G) recorded in 2014 reflects the use of a 5.03% discount rate derived using a cash flow matching technique, and an assumed 8.00% long-term rate of return on plan assets. SCANA believes that these assumptions were, and that the resulting pension cost amount was, reasonable. For purposes of comparison, a 25 basis point reduction in the discount rate in 2014 would have increased SCANA’s pension cost by $1.6 million and increased SCANA's pension obligation by $0.8 million. Further, had the assumed long-term rate of return on assets been 7.75%, SCANA’s pension cost for 2014 would have increased by $2.1 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

SCANA determines the fair value of a large majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Less than 10% of assets are valued using less transparent Level 3 methods.

In developing the expected long-term rate of return assumptions, SCANA evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2014, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 6.4%, 6.0%, 8.3% and 9.3%, respectively. The 2014 expected long-term rate of return of 8.00% was based on a target asset allocation of 58% with equity managers, 33% with fixed income managers and 9% with hedge fund managers. SCANA regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2015, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 6.0%, 5.4%, 8.7% and 8.8%, respectively. For 2015, the expected rate of return is 7.50%.

Pursuant to regulatory orders, certain previously deferred pension costs are being amortized as described in Note 2 to the consolidated financial statements. Current pension expense for electric operations is being recovered through a pension cost rider, and current pension expense related to SCE&G's gas operations is being recovered through cost of service rates.

Pension benefits are not offered to employees hired or rehired after December 31, 2013, and pension benefits for existing participants will no longer accrue for services performed or compensation earned after December 31, 2023. As a result, the significance of pension costs and the criticality of the related estimates to SCE&G's financial statements will continue to diminish. Further, the pension trust is adequately funded under current regulations, and management does not anticipate the need to make significant pension contributions for the foreseeable future.

In October 2014 the Society of Actuaries' Retirement Plans Experience Committee published a new RP-2014 mortality table and the related MP-2014 mortality improvement scale, which SCANA adopted effective December 31, 2014. The improvements in life expectancy and the projected rate of continued improvement increased postretirement benefit obligations measured at December 31, 2014, and the net periodic benefit cost to be recognized in 2015. Had SCANA not adopted this new mortality table and mortality improvement scale, SCE&G's net periodic benefit cost to be recognized in 2015 would have been approximately $3.0 million and $0.2 million lower for pension and other postretirement benefit plans, respectively, and the benefit obligations would have been approximately $22.1 million and $2.1 million lower for pension and other postretirement benefit plans, respectively.

In addition to pension benefits, SCE&G participates in SCANA’s unfunded postretirement health care and life insurance programs which provide benefits to certain active and retired employees. SCANA accounts for the cost of the postretirement medical and life insurance benefit plan in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. SCANA used a discount rate of 5.19%, derived using a cash flow matching technique, and recorded a net cost to SCE&G of $13.3 million for 2014. Had the selected discount rate been 4.94% (25 basis points lower than the discount rate referenced above), the expense for 2014 would have been $0.4 million higher and the obligation would have been $0.2 million. Because the plan provisions include “caps” on company per capita costs, and because employees hired after December 31, 2010 are responsible for the full cost of retiree medical benefits elected by them, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

NEW NUCLEAR CONSTRUCTION MATTERS

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.

SCE&G's current ownership share in the New Units is 55%. As discussed below, under an agreement signed in January 2014 (and subject to customary closing conditions, including necessary regulatory approvals), SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of December 31, 2014, SCE&G’s investment in the New Units totaled $2.7 billion, for which the financing costs on $2.425 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule, including 146 milestones within that schedule, and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In December 2012, the SCPSC denied separate petitions filed by two parties requesting reconsideration of its order. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC also approved an 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

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

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The intended result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 was expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later.

During the third quarter of 2014, the Consortium also provided preliminary cost estimates for Units 2 and 3, principally related to delays for non-firm and non-fixed scopes of work to achieve a late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million, excluding any owner's cost amounts associated with the delays, which could be $10 million per month for delays beyond the current SCPSC-approved substantial completion dates. This figure is presented in 2007 dollars and would be subject to escalation, which could be material. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review, and SCE&G cannot predict when a revised schedule and cost estimate will be resolved with the Consortium.

Since receiving the August 2014 preliminary information, SCE&G has worked with Consortium executive management to evaluate this information.  Based upon this evaluation, the Consortium now indicates that the substantial completion date of Unit 2 is expected to occur by June 2019 and that the substantial completion date of Unit 3 may be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. SCE&G is continuing discussions with Consortium executive management in order to identify potential mitigation strategies to possibly accelerate the substantial completion date of Unit 2 to a time earlier in the first half of 2019 or to the end of 2018, with Unit 3 following approximately 12 months later.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of December 31, 2014, 101 milestones have been completed. Three of the remaining milestones have not been or will not be completed within their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are now projected to exceed amounts currently approved by the SCPSC of $4.548 billion and $5.755 billion, respectively. As such, in 2015 SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition is expected to include certain updated owner's costs and other capital costs, including amounts within the Consortium's preliminary cost estimate which may be the subject of dispute. As such, the petition is not expected to reflect the resolution of the above described negotiations. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes (including any ultimate disagreements involving the preliminary cost estimates provided by the Consortium in the third quarter of 2014) through both the informal and formal procedures and anticipates that any costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, will acquire an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and will acquire the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in November 2012, SCE&G’s estimated cost would be approximately $500 million for the additional 5% interest being acquired from Santee Cooper. This cost figure could be higher in light of the delays and related costs discussed above.

Nuclear Production Tax Credits

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing. SCE&G fulfilled the request related to emergency plant staffing in 2012. In addition, SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

Off-Balance Sheet Arrangements

Consolidated SCE&G holds insignificant investments in securities and businesses ventures. Consolidated SCE&G does not engage in significant off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, vehicles, equipment and rail cars.

Claims and Litigation

For a description of claims and litigation see Note 10 to the consolidated financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All financial instruments described in this section are held for purposes other than trading.

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

	Expected Maturity Date
December 31, 2014 Millions of dollars	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	9.9	109.4	9.0	718.6	8.1	3,379.7	4,234.8	4,999.8
Average Fixed Interest Rate (%)	4.54	1.11	4.73	5.95	4.97	5.29	5.29	—
Variable Rate ($)	—	—	—	—	—	67.8	67.8	65.2
Average Variable Interest Rate (%)	—	—	—	—	—	0.04	0.04	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	950.0	100.0	—	—	—	67.8	1,117.8	(233.0)
Average Pay Interest Rate (%)	3.83	3.63	—	—	—	3.28	3.78	—
Average Receive Interest Rate (%)	0.26	0.26	—	—	—	0.04	0.24	—

	Expected Maturity Date
December 31, 2013 Millions of dollars	2014	2015	2016	2017	2018	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	45.2	9.2	108.6	8.2	717.9	3,086.5	3,975.6	4,356.6
Average Fixed Interest Rate (%)	4.84	4.73	1.11	4.96	5.95	6.62	6.32	—
Variable Rate ($)	—	—	—	—	—	67.8	67.8	64.9
Average Variable Interest Rate (%)	—	—	—	—	—	0.11	0.11	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	600.0	650.0	—	—	—	71.4	1,321.4	30.6
Average Pay Interest Rate (%)	3.96	4.16	—	—	—	3.29	4.02	—
Average Receive Interest Rate (%)	0.25	0.25	—	—	—	0.06	0.24	—

While a decrease in interest rates would increase the fair value of debt, it is unlikely that events which would result in a realized loss will occur.

The above tables exclude long-term debt of $3 million at December 31, 2013, which did not have stated interest rates associated with them.

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
Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of South Carolina Electric & Gas Company and affiliates (the "Company") as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2014. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2015

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED BALANCE SHEETS

December 31, (Millions of dollars)	2014	2013
Assets
Utility Plant In Service	$10,650	$10,378
Accumulated Depreciation and Amortization	(3,667)	(3,499)
Construction Work in Progress	3,302	2,682
Plant to be Retired, Net	169	177
Nuclear Fuel, Net of Accumulated Amortization	329	310
Utility Plant, Net ($675 and $720 related to VIEs)	10,783	10,048
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	67	69
Assets held in trust, net-nuclear decommissioning	113	101
Other investments	2	3
Nonutility Property and Investments, Net	182	173
Current Assets:
Cash and cash equivalents	100	92
Receivables, net of allowance for uncollectible accounts of $4 and $3	524	486
Receivables-affiliated companies	109	19
Inventories:
Fuel	130	131
Materials and supplies	129	120
Emission allowances	1	1
Prepayments	154	65
Other current assets	99	15
Total Current Assets ($158 and $147 related to VIEs)	1,246	929
Deferred Debits and Other Assets:
Pension asset	10	96
Regulatory assets	1,745	1,303
Other	141	151
Total Deferred Debits and Other Assets ($50 and $35 related to VIEs)	1,896	1,550
Total	$14,107	$12,700

See Notes to Consolidated Financial Statements.

December 31, (Millions of dollars)	2014	2013
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding for all periods presented	$2,560	$2,479
Retained Earnings	2,077	1,896
Accumulated Other Comprehensive Income	(3)	(3)
Total Common Equity	4,634	4,372
Noncontrolling interest	123	117
Total Equity	4,757	4,489
Long-Term Debt, net	4,299	4,007
Total Capitalization	9,056	8,496
Current Liabilities:
Short-term borrowings	709	251
Current portion of long-term debt	10	48
Accounts payable	294	241
Affiliated payables	180	117
Customer deposits and customer prepayments	61	56
Taxes accrued	170	223
Interest accrued	64	64
Dividends declared	74	62
Derivative financial instruments	208	1
Other	99	71
Total Current Liabilities	1,869	1,134
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,696	1,509
Deferred investment tax credits	28	32
Asset retirement obligations	536	547
Pension and Postretirement benefits	195	173
Regulatory liabilities	610	732
Other	117	77
Total Deferred Credits and Other Liabilities	3,182	3,070
Commitments and Contingencies (Note 10)	—	—
Total	$14,107	$12,700

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF INCOME

For the Years Ended December 31, (Millions of dollars)	2014	2013	2012
Operating Revenues:
Electric	$2,629	$2,431	$2,453
Gas	462	414	356
Total Operating Revenues	3,091	2,845	2,809
Operating Expenses:
Fuel used in electric generation	799	751	844
Purchased power	81	43	28
Gas purchased for resale	283	244	197
Other operation and maintenance	575	557	542
Depreciation and amortization	315	313	293
Other taxes	208	200	188
Total Operating Expenses	2,261	2,108	2,092
Operating Income	830	737	717
Other Income (Expense):
Other income	80	53	—
Other expenses	(34)	(18)	(18)
Interest charges, net of allowance for borrowed funds used during construction of $14, $13 and $11	(228)	(217)	(211)
Allowance for equity funds used during construction	28	25	21
Total Other Expense	(154)	(157)	(208)
Income Before Income Tax Expense	676	580	509
Income Tax Expense	218	189	157
Net Income	458	391	352
Less Net Income Attributable to Noncontrolling Interest	12	11	11
Earnings Available to Common Shareholder	$446	$380	$341

Dividends Declared on Common Stock	$272	$257	$209

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, (Millions of dollars)	2014	2013	2012

Net Income	$458	$391	$352
Other Comprehensive Income (Loss), net of tax:
Deferred costs of employee benefit plans, net of tax $-, $- and $-	—	1	(1)
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax $-, $- and $-	—	—	—
Other Comprehensive Income (Loss)	—	1	(1)
Total Comprehensive Income	458	392	351
Less comprehensive income attributable to noncontrolling interest	(12)	(11)	(11)
Comprehensive income available to common shareholder	$446	$381	$340

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, (Millions of dollars)	2014	2013	2012
Cash Flows From Operating Activities:
Net income	$458	$391	$352
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	5	3	4
Deferred income taxes, net	187	29	116
Depreciation and amortization	318	315	294
Amortization of nuclear fuel	45	57	44
Allowance for equity funds used during construction	(28)	(25)	(21)
Carrying cost recovery	(9)	(3)	—
Changes in certain assets and liabilities:
Receivables	(39)	(36)	35
Inventories	(52)	35	(60)
Prepayments	(89)	8	6
Regulatory assets	(350)	83	(158)
Other regulatory liabilities	(132)	54	64
Accounts payable	14	5	27
Taxes accrued	(53)	72	1
Pension and other postretirement benefits	106	(186)	69
Derivative financial instruments	207	(65)	64
Other assets	12	27	(154)
Other liabilities	41	88	(9)
Net Cash Provided From Operating Activities	641	852	674
Cash Flows From Investing Activities:
Property additions and construction expenditures	(934)	(1,003)	(978)
Proceeds from investments and sales of assets (including derivative collateral returned)	275	144	275
Purchase of investments (including derivative collateral posted)	(381)	(116)	(268)
Payments upon interest rate derivative contract settlement	(95)	(49)	—
Proceeds from interest rate derivative contract settlement	—	163	14
Investment in affiliate	(80)	—	—
Net Cash Used For Investing Activities	(1,215)	(861)	(957)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	294	451	513
Repayment of long-term debt	(48)	(251)	(49)
Dividends	(260)	(241)	(202)
Short-term borrowings, net	458	(198)	(63)
Short-term borrowings-affiliate, net	56	(22)	(9)
Contribution from parent	82	311	128
Net Cash Provided From Financing Activities	582	50	318
Net Increase in Cash and Cash Equivalents	8	41	35
Cash and Cash Equivalents, January 1	92	51	16
Cash and Cash Equivalents, December 31	$100	$92	$51
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $14, $13 and $11)	$210	$200	$186
—Income taxes	177	92	105
Noncash Investing and Financing Activities:
Accrued construction expenditures	151	100	116
Capital lease	5	4	8
Nuclear fuel purchase	—	98	—

See Notes to Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
Millions	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2012	40	$2,041	$1,627	$(3)	$108	$3,773
Earnings available for common shareholder			341		11	352
Deferred cost of employee benefit plans, net of tax $-				(1)		(1)
Total Comprehensive Income (Loss)			341	(1)	11	351
Capital contributions from parent		126			2	128
Cash dividends declared			(202)		(7)	(209)
Balance at December 31, 2012	40	2,167	1,766	(4)	114	4,043
Earnings Available for Common Shareholder			380		11	391
Deferred Cost of Employee Benefit Plans, net of tax $-				1		1
Total Comprehensive Income (Loss)			380	1	11	392
Capital contributions from parent		312			(1)	311
Cash dividends declared			(250)		(7)	(257)
Balance at December 31, 2013	40	2,479	1,896	(3)	117	4,489
Earnings Available for Common Shareholder			446		12	458
Deferred Cost of Employee Benefit Plans, net of tax $-				—		—
Total Comprehensive Income			446	—	12	458
Capital contributions from parent		81			1	82
Cash dividends declared			(265)		(7)	(272)
Balance at December 31, 2014	40	$2,560	$2,077	$(3)	$123	$4,757

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

GENCO owns a coal-fired electric generating station with a 605 megawatt net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $472 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 4.

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

Utility Plant

Utility plant is stated at original cost. The costs of additions, replacements and betterments to utility plant, including direct labor, material and indirect charges for engineering, supervision and AFC, are added to utility plant accounts. The original cost of utility property retired or otherwise disposed of is removed from utility plant accounts and generally charged to accumulated depreciation. The costs of repairs and replacements of items of property determined to be less than a unit of property or that do not increase the asset’s life or functionality are charged to expense.

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. Consolidated SCE&G calculated AFC using average composite rates of 6.5% for 2014, 6.9% for 2013 and 6.3% for 2012. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

Consolidated SCE&G records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. The composite weighted average depreciation rates for utility plant assets were 2.84% in 2014, 2.94% in 2013 and 2.91% in 2012.

SCE&G records nuclear fuel amortization using the units-of-production method. Nuclear fuel amortization is included in “Fuel used in electric generation” and recovered through the fuel cost component of retail electric rates. Provisions for amortization of nuclear fuel include amounts necessary to satisfy obligations to the DOE under a contract for disposal of spent nuclear fuel.

Jointly Owned Utility Plant

SCE&G jointly owns and is the operator of Summer Station Unit 1.  In addition, SCE&G will jointly own and will be the operator of the New Units being designed and constructed at the site of Summer Station.  Each joint owner provides its own financing and shares the direct expenses and generation output in proportion to its ownership of a unit.  SCE&G's share of the direct expenses is included in the corresponding operating expenses on its income statement.

As of December 31,	2014				2013
	Unit 1		New Units		Unit 1		New Units
Percent owned	66.7%		55.0%		66.7%		55.0%
Plant in service	$1.2	billion	—		$1.1	billion	—
Accumulated depreciation	$578.3	million	—		$566.9	million	—
Construction work in progress	$199.3	million	$2.7	billion	$127.1	million	$2.3	billion

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.  For a discussion of expected cash outlays and expected in-service dates for the New Units and a description of SCE&G's agreement to acquire an additional 5% ownership in the New Units, see Note 10.

Included within receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $88.9 million at December 31, 2014 and $75.6 million at December 31, 2013.

Plant to be Retired

SCE&G expects to retire three units that are or were coal-fired by 2020, subject to future developments in environmental regulations, among other matters. The net carrying value of these units is identified as Plant to be Retired, Net in the consolidated financial statements. SCE&G plans to request recovery of and a return on the net carrying value of these units in future rate proceedings in connection with their retirement, and expects that such deferred amounts will be recovered through rates. In the meantime, these units remain in rate base, and SCE&G depreciates them using composite straight-line rates approved by the SCPSC. The net carrying value of three previously retired units is recorded in regulatory assets within unrecovered plant (see Note 2).

Major Maintenance

     Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued to regulatory assets in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections are classified as a regulatory asset or regulatory liability on the balance sheet (see Note 2). Other planned major maintenance is expensed when incurred.

Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2014 and 2013, SCE&G incurred $19.4 million and $18.1 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart. SCE&G accrued $1.2 million per month from July 2011 through December 2012 for its portion of the outages in the fall of 2012. Total costs for the 2012 outage were $32.3 million, of which SCE&G was responsible for $21.5 million. In connection with the SCPSC's December 2012 approval of SCE&G's retail electric rates (see Note 2), effective January 1, 2013, SCE&G began to accrue $1.4 million per month for its portion of the nuclear refueling outages that are scheduled to occur from the spring of 2014 through the spring of 2020. Total costs for the 2014 outage were $43.7 million, of which SCE&G was responsible for $29.1 million.

Nuclear Decommissioning

Based on a decommissioning cost study, SCE&G’s two-thirds share of estimated site-specific nuclear decommissioning costs for Summer Station Unit 1, including the cost of decommissioning plant components both subject to and not subject to radioactive contamination, totals $696.8 million, stated in 2012 dollars. Santee Cooper is responsible for decommissioning costs related to its one-third ownership interest in Summer Station Unit 1. The cost estimate assumes that the site will be maintained over a period of approximately 60 years in such a manner as to allow for subsequent decontamination that would permit release for unrestricted use.

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each of 2014, 2013 and 2012) are invested in insurance policies on the lives of certain SCE&G and affiliate personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

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
Environmental

SCE&G maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods. Other environmental costs are expensed as incurred.

Income Statement Presentation

Consolidated SCE&G presents the revenues and expenses of its regulated activities (including those activities of segments described in Note 12) within operating income, and it presents all other activities within other income (expense).

Revenue Recognition

Consolidated SCE&G records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not billed. Unbilled revenues totaled $115.8 million at December 31, 2014 and $111.9 million at December 31, 2013.

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

New Accounting Matters

In April 2014, the Financial Accounting Standards Board issued new accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. Under this new guidance, only those discontinued operations which represent a strategic shift that will have a major effect on an entity’s operations and financial results should be reported as discontinued operations in the financial statements. As permitted, Consolidated SCE&G adopted this new guidance for the period ended December 31, 2014.
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

2.                                      RATE AND OTHER REGULATORY MATTERS

Electric - Cost of Fuel

SCE&G's retail electric rates include a cost of fuel component approved by the SCPSC which may be adjusted periodically to reflect changes in the price of fuel purchased. In connection with its annual review of base rates for fuel costs, and by order dated April 30, 2013, the SCPSC approved a settlement agreement among SCE&G, the ORS, and the SCEUC in which SCE&G agreed to reduce its environmental fuel cost component effective with the first billing cycle of May 2013. The order also provided for the accrual of certain debt-related carrying costs on a portion of SCE&G's under-collected balance of base fuel costs, and approved SCE&G's total fuel cost component.

Pursuant to a November 2013 SCPSC accounting order, SCE&G's electric revenue for 2013 was reduced for adjustments to the fuel cost component and related under-collected fuel balance of $41.6 million. Such adjustments are fully offset by the recognition within other income, also pursuant to that accounting order, of gains realized upon the settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. See also Note 6.

By order dated April 29, 2014, the SCPSC approved a settlement agreement among SCE&G, the ORS, and the SCEUC in which SCE&G agreed to increase its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014. The base fuel cost increase was offset by a reduction in SCE&G's rate rider related to pension costs, which was approved by the SCPSC in March 2014. In addition, pursuant to the April 29, 2014 order, SCE&G's electric revenue for 2014 was reduced by approximately $46 million for adjustments to the fuel cost component and related under-collected fuel balance. Such adjustments are fully offset by the recognition within other income of gains realized from the late 2013 settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. The order also provided for the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs during the period May 1, 2014 through April 30, 2015. See also Note 6.

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel. As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014. The SCPSC will consider the impact of this action in future cost of fuel rate proceedings.

In October 2014, the SCPSC initiated its 2015 annual review of base rates for fuel costs. A public hearing for this annual review is scheduled for April 9, 2015. In connection with its January 2015 DSM Programs filing (see Electric-Base Rates herein), SCE&G notified the SCPSC that it anticipates proposing an adjustment to SCE&G's cost of fuel that, if approved, will result in an overall decrease to its base fuel costs beginning with the first billing cycle of May 2015.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate, and $5.8 million and $2.9 million of such carrying costs were accrued within other income during 2014 and 2013, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

In December 2012, the SCPSC approved a 4.23% overall increase in SCE&G's retail electric base rates, effective January 1, 2013, and authorized an allowed return on common equity of 10.25%. The SCPSC also approved a mid-period reduction to the cost of fuel component in rates, a reduction in the DSM Programs component rider to retail rates, and the recovery of and a return on the net carrying value of certain retired generating plant assets described below. In February 2013, the SCPSC denied the SCEUC's petition for rehearing and the denial was not appealed.

Prior to 2014, certain of SCE&G's electric rates included an adjustment for eWNA. The eWNA was designed to mitigate the effects of abnormal weather on residential and commercial customers' bills. On November 26, 2013, SCE&G, ORS and certain other parties filed a joint petition with the SCPSC requesting, among other things, that the SCPSC discontinue the eWNA effective with bills rendered on or after the first billing cycle of January 2014. On December 20, 2013, the SCPSC granted the relief requested in the joint petition. In connection with the termination of the eWNA effective

December 31, 2013, and pursuant to an SCPSC order, electric revenues were reduced to reverse the prior accrual of an under-collected balance of $8.5 million. This revenue reduction was fully offset by the recognition within other income of $8.5 million of gains realized upon the settlement of certain interest rate derivatives, which gains had been deferred as a regulatory liability.

SCE&G files an IRP with the SCPSC annually which evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. SCE&G previously identified six coal-fired units that it has subsequently retired or intends to retire by 2020, subject to future developments in environmental regulations, among other matters. Three of these units had been retired by December 31, 2013, and their net carrying value is recorded in regulatory assets as unrecovered plant and is being amortized over the units' previously estimated remaining useful lives as approved by the SCPSC. The net carrying value of the remaining units is included in Plant to be Retired, Net. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of these remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

SCE&G's DSM Programs for electric customers provide for an annual rider, approved by the SCPSC, to allow recovery of the costs and net lost revenues associated with the DSM Programs, along with an incentive for investing in such programs. SCE&G submits annual filings regarding the DSM Programs, net lost revenues, program costs, incentives and net program benefits. The SCPSC approved recovery of the following amounts pursuant to annual DSM Programs filings, which went into effect as indicated below:

Year	Effective	Amount
2014	First billing cycle of May	$15.4 million
2013	First billing cycle of May	$16.9 million
2012	First billing cycle of May	$19.6 million

Other activity related to SCE&G’s DSM Programs is as follows:

•	In May 2013, the SCPSC ordered the deferral of one-half of the net lost revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

•
In April 2014, the SCPSC approved SCE&G's request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of gains from the late 2013 settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost revenues component of SCE&G's DSM Program rider, and (3) apply $5.0 million of its storm damage reserve and $5.0 million of the gains from the settlement of certain interest rate derivative instruments to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets resulting from the May 2013 order previously described.

•
In addition, in April 2014 the SCPSC, upon recommendation of the ORS, reduced by 25%, or $6.6 million, the amount of net lost revenues SCE&G expects to experience over the 12-month period beginning with the first billing cycle of May 2014, and ordered that the $6.6 million be applied to decrease the amount of program costs deferred for recovery. Actual net lost revenues not collected in the current DSM Programs rate rider are subject to true up in the following program year.

•
In January 2015, SCE&G submitted its annual DSM Programs filing to the SCPSC. If approved, the filing would, among other things, allow recovery of $33.0 million of costs and net lost revenues associated with the DSM Programs, along with an incentive to invest in such programs.

Electric - BLRA

In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on the March 30, 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain pre-fabricated structural modules for the New Units and unanticipated rock conditions at the site. In December 2012, the SCPSC denied separate petitions filed by two parties requesting reconsideration of its order. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

Under the BLRA, SCE&G is allowed to file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Requested rate adjustments are based on SCE&G's updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved recovery of the following amounts under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Increase	Amount
2014	2.8%	$66.2 million
2013	2.9%	$67.2 million
2012	2.3%	$52.1 million

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2014	0.6%	Decrease	$2.6	million
2013	No change
2012	2.1%	Increase	$7.5	million

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual reviews conducted for each of the 12-month periods ended July 31, 2014 and 2013 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during each review period were reasonable and prudent.

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

	December 31,
Millions of dollars	2014	2013
Regulatory Assets:
Accumulated deferred income taxes	$278	$256
Under-collections-electric fuel adjustment clause	20	18
Environmental remediation costs	36	37
AROs and related funding	347	350
Franchise agreements	26	31
Deferred employee benefit plan costs	310	215
Planned major maintenance	2	—
Deferred losses on interest rate derivatives	453	124
Deferred pollution control costs	36	37
Unrecovered plant	137	145
DSM Programs	56	51
Other	44	39
Total Regulatory Assets	$1,745	$1,303

Regulatory Liabilities:
Accumulated deferred income taxes	$17	$19
Asset removal costs	505	495
Storm damage reserve	6	27
Deferred gains on interest rate derivatives	82	181
Planned major maintenance	—	10
Total Regulatory Liabilities	$610	$732

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

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G and are expected to be recovered over periods of up to approximately 25 years.

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

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G is recovering these amounts through cost of service rates through 2020.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under generally accepted accounting principles. Deferred employee benefit plan costs represent pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. Accordingly, in 2013 SCE&G began recovering through utility rates approximately $63 million of deferred pension costs for electric operations over approximately 30 years and approximately $14 million of deferred pension costs for gas operations over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil-fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, as approved pursuant to specific SCPSC orders. SCE&G collects and accrues $18.4 million annually for fossil-fueled turbine/generation equipment maintenance, and collects and accrues $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2038. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense over periods up to approximately 50 years except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC. Also, in 2014, as discussed above at Rate Matters - Electric - Cost of Fuel and Rate Matters - Electric - Base Rates, certain of these deferred amounts were applied to offset under-collected fuel balances and unrecorded net lost revenues related to DSM Programs.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. In 2014, $16.8 million of the reserve was applied to offset incremental storm damage costs. Also, as discussed above at Rate Matters - Electric - Base Rates, in April 2014 $5.0 million of the reserve was applied to offset unrecovered net lost revenues related to DSM Programs.

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

3.                                      EQUITY

     Authorized shares of SCE&G common stock were 50 million as of December 31, 2014 and 2013.  Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were held by SCANA as of December 31, 2014 and 2013.

SCE&G’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock.

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At December 31, 2014 and 2013, retained earnings of approximately $67.7 million and $63.1 million, respectively, were restricted by this requirement as to payment of cash dividends on common stock.

4.                                      LONG-TERM AND SHORT-TERM DEBT

Long-term debt by type with related weighted average effective interest rates and maturities at December 31 is as follows:

				2014		2013
Dollars in millions	Maturity			Balance	Rate	Balance	Rate
First Mortgage Bonds (secured)	2018	-	2064	$3,840	5.56%	$3,540	5.60%
GENCO Notes (secured)	2015	-	2024	227	5.90%	233	5.89%
Industrial and Pollution Control Bonds (a)	2028	-	2038	122	3.51%	158	3.83%
Nuclear Fuel Financing	2016			100	0.78%	100	0.78%
Other	2015	-	2027	14	2.63%	16	2.26%
Total debt				4,303		4,047
Current maturities of long-term debt				(10)		(48)
Unamortized premium				6		8
Total long-term debt, net				$4,299		$4,007

(a)  Includes variable rate debt of $67.8 million at December 31, 2014 (rate of 0.04%) and 2013 (rate of 0.11%), which are hedged by fixed swaps.

The annual amounts of long-term debt maturities for the next five years are summarized as follows:

Year	Millions of dollars
2015	$10
2016	109
2017	9
2018	719
2019	8

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt.

 SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2014, the Bond Ratio was 5.41.

Lines of Credit and Short-Term Borrowings

At December 31, 2014 and 2013, SCE&G (including Fuel Company) had available the following committed LOC and had outstanding the following LOC-related obligations and commercial paper borrowings:

Millions of dollars	2014	2013
Lines of credit:
Total committed long-term	$1,400	$1,400
Outstanding commercial paper (270 or fewer days)	$709	$251
Weighted average interest rate	0.52%	0.27%
Letters of credit supported by an LOC	$0.3	$0.3
Available	$691	$1,149

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
Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

Consolidated SCE&G pays fees to the banks as compensation for maintaining committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G participates in a utility money pool with SCANA and certain other subsidiaries of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At December 31, 2014 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $83 million and money pool investments due from an affiliate of $80 million. At December 31, 2013 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $27.3 million. On the consolidated balance sheets, amounts due from an affiliate are included within Receivables-affiliated companies, and amounts due to an affiliate are included within Affiliated payables.

5.                                      INCOME TAXES

Components of income tax expense are as follows:

Millions of dollars	2014	2013	2012
Current taxes:
Federal	$39	$146	$91
State	(6)	13	8
Total current taxes	33	159	99
Deferred taxes, net:
Federal	157	25	62
State	32	9	12
Total deferred taxes	189	34	74
Investment tax credits:
Amortization of amounts deferred—state	(1)	(1)	(13)
Amortization of amounts deferred—federal	(3)	(3)	(3)
Total investment tax credits	(4)	(4)	(16)
Total income tax expense	$218	$189	$157

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2014	2013	2012
Net income	$446	$380	$341
Income tax expense	218	189	157
Noncontrolling interest	12	11	11
Total pre-tax income	$676	$580	$509

Income taxes on above at statutory federal income tax rate	$237	$203	$178
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	21	18	17
State investment tax credits (less federal income tax effect)	(5)	(5)	(13)
Allowance for equity funds used during construction	(10)	(9)	(7)
Amortization of federal investment tax credits	(3)	(3)	(3)
Section 41 tax credits	(3)	—	—
Section 45 tax credits	(9)	(5)	(5)
Domestic production activities deduction	(7)	(11)	(9)
Other differences, net	(3)	1	(1)
Total income tax expense	$218	$189	$157

The tax effects of significant temporary differences comprising Consolidated SCE&G’s net deferred tax liability are as follows:

Millions of dollars	2014	2013
Deferred tax assets:
Nondeductible accruals	$47	$17
Asset retirement obligation, including nuclear decommissioning	205	209
Unamortized investment tax credits	17	19
Regulatory liability, net gain on interest rate derivative contracts settlement	—	27
Other	6	11
Total deferred tax assets	275	283
Deferred tax liabilities:
Property, plant and equipment	$1,623	$1,494
Regulatory asset, asset retirement obligation	115	114
Deferred employee benefit plan costs	91	54
Deferred fuel costs	27	26
Regulatory asset, unrecovered plant	53	55
Regulatory asset, net loss on interest rate derivative contracts settlement	21	—
Demand side management costs	21	21
Prepayments	25	23
Other	23	18
Total deferred tax liabilities	1,999	1,805
Net deferred tax liability	$1,724	$1,522

Consolidated SCE&G is included in the consolidated federal income tax return of SCANA and files various applicable state and local income tax returns. The IRS has completed examinations of SCANA’s federal returns through 2004, and SCANA’s federal returns through 2007 are closed for additional assessment. The IRS is currently examining SCANA's open federal returns through 2012. With few exceptions, Consolidated SCE&G is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

Changes to Unrecognized Tax Benefits

Millions of dollars	2014	2013	2012
Unrecognized tax benefits, January 1	$3	—	$38
Gross increases-uncertain tax positions in prior period	—	—	—
Gross decreases-uncertain tax positions in prior period	—	—	(38)
Gross increases-current period uncertain tax positions	13	$3	—
Settlements	—	—	—
Lapse of statute of limitations	—	—	—
Unrecognized tax benefits, December 31	$16	$3	$—

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

During 2013 and 2014, Consolidated SCE&G amended certain of its tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, Consolidated SCE&G recorded an unrecognized tax benefit of $16 million. If recognized, $13 million of the tax benefit would affect Consolidated SCE&G’s effective tax rate. It is reasonably possible that this tax benefit will increase by an additional $2 million within the next 12 months. It is also reasonably possible that this tax benefit may decrease by $7 million within the next 12 months. No other material changes in the status of the Consolidated SCE&G’s tax positions have occurred through December 31, 2014.

As of December 31, 2014, prepayments primarily relates to the late 2014 extension of the 50% bonus depreciation deduction.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of the tax benefit in 2012, during 2012 Consolidated SCE&G reversed $2 million of interest expense which had been accrued during 2011. Consolidated SCE&G has not recorded interest expense or penalties associated with uncertain tax positions in 2013 or 2014.

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

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks assumed by Consolidated SCE&G. SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries, including Consolidated SCE&G. The Risk Management Committee, which is comprised of certain officers, including Consolidated SCE&G’s Risk Management Officer and senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to their attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

Interest Rate Swaps

Consolidated SCE&G synthetically converts variable rate debt to fixed rate debt using swaps that are designated as cash flow hedges.  Periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements. Pursuant to regulatory orders issued in 2013, interest derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges and fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Settlement losses on swaps will be amortized over the lives of subsequent debt issuances and gains may be applied to under-collected fuel, may be amortized to interest expense or may be applied as otherwise directed by the SCPSC. As discussed in Note 2, the SCPSC directed SCE&G to recognize $41.6 million and $8.5 million of realized gains (which had been deferred in regulatory liabilities) within other income, fully offsetting revenue reductions related to under-collected fuel balances and under-collected amounts arising under the eWNA program which was terminated at the end of 2013. As also discussed in Note 2, pursuant to regulatory orders issued in 2014, the SCPSC directed SCE&G to apply $46 million of these deferred gains to reduce under-collected fuel balances in April 2014. The SCPSC also approved SCE&G’s request to utilize approximately $17.8 million of these gains to offset a portion of the net lost revenues component of SCE&G’s DSM Program rider and apply $5.0 million of the gains to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets.

Cash payments made or received upon settlement of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $36.4 million and $36.4 million at December 31, 2014 and 2013, respectively. Consolidated SCE&G was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.1 billion and $1.3 billion at December 31, 2014 and 2013, respectively.

The fair value of derivatives in the consolidated balance sheets is as follows:

Fair Values of Derivative Instruments	Asset Derivatives		Liability Derivatives
Millions of dollars	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
As of December 31, 2014
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$1
			Other deferred credits and other liabilities	8
Total				$9

Not designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$207
			Other deferred credits and other liabilities	17
Total				$224

As of December 31, 2013
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$1
Total				$1

Not designated as hedging instruments
Interest rate contracts	Other current assets	$13	Derivative financial instruments	$1
	Other deferred debits and other assets	19
Total		$32		$1

 The effect of derivative instruments on the consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Deferred in Regulatory Accounts (Effective Portion)	Gain (Loss) Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars		Location	Amount
Year Ended December 31, 2014
Interest rate contracts	$(9)	Interest expense	$(3)
Year Ended December 31, 2013
Interest rate contracts	$106	Interest expense	$(3)
Year Ended December 31, 2012
Interest rate contracts	$84	Interest expense	$(3)

As of December 31, 2014, Consolidated SCE&G expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.3 million as an increase to interest expense assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant for all periods presented.

Derivatives Not Designated as Hedging Instruments	Loss Recognized in Income	Year Ended December 31,
Millions of dollars	Location	2014	2013	2012
Commodity contracts	Gas purchased for resale	—	—	$(1)

	Gain or (Loss) Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
Millions of dollars		Location	Amount
Year Ended December 31, 2014
Interest rate contracts	$(352)	Other income	$64
Year Ended December 31, 2013
Interest rate contracts	39	Other income	50
Year Ended December 31, 2012
Interest rate contracts	—	Other income	—

The gains reclassified to other income offset revenue reductions as previously described herein and in Note 2.

As of December 31, 2014, Consolidated SCE&G expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from interest rate swaps not designated as cash flow hedges will include approximately $5.2 million as an increase to other income.

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

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit rating downgrades.  As of December 31, 2014 and 2013, Consolidated SCE&G had posted $107.1 million and $1.5 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months are recorded in Other Current Assets on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of December 31, 2014 and 2013, Consolidated SCE&G would have been required to post an additional $125.9 million and $- million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2014 and 2013, are $233.0 million and $1.0 million, respectively.

In addition, as of December 31, 2014 and December 31, 2013, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of December 31, 2014 and December 31, 2013, Consolidated SCE&G could request $- million and $31.7 million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of December 31, 2014 and December 31, 2013 is $- million and $31.7 million, respectively.

Information related to Consolidated SCE&G's offsetting derivative assets and liabilities follows:

Offsetting Derivative Assets		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Assets			Financial Instruments	Cash Collateral Received
As of December 31, 2014
Interest rate	—	—	—	—	—	—

As of December 31, 2013
Interest rate	$32	—	$32	$(1)	—	$31

Balance sheet location	Other current assets		$13
	Other deferred debits and other assets		19
	Total		$32

Offsetting Derivative Liabilities		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Posted
As of December 31, 2014
Interest rate	$233	—	$233	—	$(107)	$126

Balance sheet location	Derivative financial instruments		$208
	Other deferred credits and other liabilities		25
	Total		$233

As of December 31, 2013
Interest rate	$2	—	$2	$(1)	$(1)	$—

Balance sheet location	Derivative financial instruments		$2
	Total		$2

7.                                      FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data. Fair value Level 2 measurements were as follows:

	As of December 31, 2014	As of December 31, 2013
Millions of dollars	Level 2	Level 2
Assets-Interest rate contracts	—	$32
Liabilities-Interest rate contracts	$233	2

There were no Level 1 or Level 3 fair value measurements for either period presented and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2014 and December 31, 2013 were as follows:

	As of December 31, 2014		As of December 31, 2013
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,308.6	$5,070.9	$4,054.9	$4,433.0

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

SCANA’s pension plan provides benefits under a cash balance formula for employees hired before January 1, 2000 who elected that option and for all eligible employees hired subsequently. Under the cash balance formula, benefits accumulate as a result of compensation credits and interest credits.  Employees hired before January 1, 2000 who elected to remain under the final average pay formula earn benefits based on years of credited service and the employee’s average annual base earnings received during the last three years of employment. Benefits under the cash balance formula and the final average pay formula will continue to accrue through December 31, 2023, after which date no benefits will be accrued except that participants under the cash balance formula will continue to earn interest credits.

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

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2014	2013	2014	2013
Benefit obligation, January 1	$695.7	$788.4	$181.7	$206.0
Service cost	16.0	17.6	3.6	4.6
Interest cost	34.1	32.6	9.4	8.7
Plan participants’ contributions	—	—	1.8	2.0
Actuarial (gain) loss	82.7	(70.7)	18.6	(27.3)
Benefits paid	(54.8)	(50.6)	(9.6)	(9.3)
Curtailment	—	(21.6)	—	—
Amounts funded to parent	—	—	(1.4)	(3.0)
Benefit obligation, December 31	$773.7	$695.7	$204.1	$181.7

The accumulated benefit obligation for pension benefits was $747.6 million at the end of 2014 and $673.2 million at the end of 2013. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2014	2013	2014	2013
Annual discount rate used to determine benefit obligation	4.20%	5.03%	4.30%	5.19%
Assumed annual rate of future salary increases for projected benefit obligation	3.00%	3.00%	3.00%	3.75%

A 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2014. The rate was assumed to decrease gradually to 5.0% for 2020 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $0.9 million at December 31, 2014 and by $1.0 million at December 31, 2013. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $0.8 million at December 31, 2014 and by $0.9 million at December 31, 2013.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Fair value of plan assets	$783.6	$792.1	—	—
Benefit obligation	773.7	695.7	$204.1	$181.7
Funded status	$9.9	$96.4	$(204.1)	$(181.7)

Amounts recognized on the consolidated balance sheets were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Current liability	—	—	$(8.5)	$(7.8)
Noncurrent asset	$9.9	$96.4	—	—
Noncurrent liability	—	—	(195.6)	(173.9)

Amounts recognized in accumulated other comprehensive loss (a component of common equity) as of December 31, 2014 and 2013 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Net actuarial loss	$1.9	$1.8	$1.0	$0.6
Prior service cost	0.1	0.2	—	—
Total	$2.0	$2.0	$1.0	$0.6

Amounts recognized in regulatory assets as of December 31, 2014 and 2013 were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2014	2013	2014	2013
Net actuarial loss	$191.9	$107.7	$35.9	$20.1
Prior service cost	8.3	11.1	0.5	0.7
Total	$200.2	$118.8	$36.4	$20.8

In connection with the joint ownership of Summer Station, as of December 31, 2014 and 2013, SCE&G recorded within deferred debits $17.8 million and $14.1 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2014 and 2013, SCE&G also recorded within deferred debits $15.1 million and $12.6 million, respectively, from Santee Cooper, representing its portion of the unfunded postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2014	2013
Fair value of plan assets, January 1	$792.1	$732.0
Actual return on plan assets	46.3	110.7
Benefits paid	(54.8)	(50.6)
Fair value of plan assets, December 31	$783.6	$792.1

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

The pension plan asset allocation at December 31, 2014 and 2013 and the target allocation for 2015 are as follows:

	Percentage of Plan Assets
	Target Allocation	At December 31,
Asset Category	2015	2014	2013
Equity Securities	58%	57%	59%
Fixed Income	33%	34%	32%
Hedge Funds	9%	9%	9%

For 2015, the expected long-term rate of return on assets will be 7.50%.  In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active returns across various asset classes and assumes an asset allocation of 58% with equity managers, 33% with fixed income managers and 9% with hedge fund managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. Additional rebalancing may occur subject to funded status improvements as part of the dynamic investment strategy adopted for 2013.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2014 and 2013, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 2	Level 3	Total	Level 1	Level 2	Level 3
	December 31, 2014			December 31, 2013
Common stock	—	—	—	$302	$302	—	—
Preferred stock	—	—	—	1	1	—	—
Mutual funds	$566	$566	—	278	18	$260	—
Short-term investment vehicles	18	18	—	18	—	18	—
US Treasury securities	6	6	—	30	—	30	—
Corporate debt securities	78	78	—	48	—	48	—
Loans secured by mortgages	—	—	—	11	—	11	—
Municipals	14	14	—	3	—	3	—
Limited partnerships	29	29	—	32	1	31	—
Multi-strategy hedge funds	73	—	$73	69	—	—	$69
	$784	$711	$73	$792	$322	$401	$69

At December 31, 2014, assets with fair value measurements classified as Level 1 were insignificant. There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2014 or 2013.

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

	Fair Value Measurements Level 3
Millions of dollars	2014	2013
Beginning Balance	$69	$64
Unrealized gains included in changes in net assets	4	5
Purchases, issuances, and settlements	—	—
Ending Balance	$73	$69

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from SCE&G’s assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

Millions of dollars	Pension Benefits	Other Postretirement Benefits
2015	$63.4	$9.1
2016	64.5	9.8
2017	65.6	10.4
2018	66.1	10.9
2019	65.1	11.5
2020 - 2024	338.4	64.6

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

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012
Service cost	$16.0	$17.6	$15.7	$3.6	$4.6	$3.7
Interest cost	34.1	32.6	36.4	9.4	8.7	9.4
Expected return on assets	(56.3)	(51.9)	(50.4)	n/a	n/a	n/a
Prior service cost amortization	3.5	5.0	6.0	0.3	0.6	0.7
Amortization of actuarial losses	4.0	14.3	15.6	—	2.6	1.1
Curtailment	—	8.4	—	—	—	—
Net periodic benefit cost	$1.3	$26.0	$23.3	$13.3	$16.5	$14.9

In connection with regulatory orders, in 2013 SCE&G began recovering current pension expense through a rate rider that may be adjusted annually (for retail electric operations) or through cost of service rates (for gas operations). SCE&G is amortizing previously deferred pension costs as further described in Note 2.

 Other changes in plan assets and benefit obligations recognized in other comprehensive income (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012
Current year actuarial (gain) loss	$0.2	$(0.8)	$0.4	$0.4	$(0.4)	$0.7
Amortization of actuarial losses	(0.1)	(0.1)	(0.1)	—	(0.1)	—
Amortization of prior service cost	(0.1)	—	(0.1)	—	—	(0.1)
Total recognized in OCI	$—	$(0.9)	$0.2	$0.4	$(0.5)	$0.6

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2014	2013	2012	2014	2013	2012
Current year actuarial (gain) loss	$87.7	$(137.1)	$37.9	$15.8	$(24.4)	$25.7
Amortization of actuarial losses	(3.5)	(12.7)	(14.0)	—	(2.2)	(1.0)
Amortization of prior service cost	(2.8)	(4.5)	(5.7)	(0.2)	(0.5)	(0.7)
Prior service cost (credit)	—	(7.7)	—	—	—	—
Amortization of transition obligation	—	—	—	—	(0.1)	(0.2)
Total recognized in regulatory assets	$81.4	$(162.0)	$18.2	$15.6	$(27.2)	$23.8

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2014	2013	2012	2014	2013	2012
Discount rate	5.03%	4.10%/5.07%	5.25%	5.19%	4.19%	5.35%
Expected return on plan assets	8.00%	8.00%	8.25%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.75%/3.00%	4.00%	3.75%	3.75%	4.00%
Health care cost trend rate	n/a	n/a	n/a	7.40%	7.80%	8.20%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2020	2020	2020

Net periodic benefit cost for the period through September 1, 2013, was determined using a 4.10% discount rate, and net periodic benefit cost after that date was determined using a 5.07% discount rate. Similarly, estimated rates of compensation increase were changed in connection with the September 1, 2013 remeasurement.

The actuarial loss and prior service cost to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2015 are insignificant.

The estimated amounts to be amortized from regulatory assets into net periodic benefit cost in 2015 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$10.6	$1.6
Prior service cost	3.1	0.2
Total	$13.7	$1.8

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

Stock Purchase Savings Plan

SCE&G participates in a SCANA-sponsored defined contribution plan in which eligible employees may defer up to 75% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. SCE&G provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan were $20.7 million in 2014, $18.7 million in 2013 and $17.7 million in 2012 and were made in the form of SCANA common stock.

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

Liability Awards

The 2012-2014, 2013-2015, and 2014-2016 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle.  In each performance cycle, 20% of the performance award was granted in the form of restricted share units, which are liability awards payable in cash and are subject to forfeiture in the event of termination of employment prior to the end of the cycle, subject to exceptions for retirement, death, disability or change in control. The remaining 80% of the award was granted in performance shares, which are subject to forfeiture in the event of termination of employment prior to the end of the cycle, subject to exceptions for retirement, death or disability. Each performance share has a value that is equal to, and changes with, the value of a share of SCANA common stock. Dividend equivalents are accrued on the performance shares and the restricted share units. Payouts of performance share awards are determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in “GAAP-adjusted net earnings per share from operations” (weighted 50%).

Compensation cost of liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Awards under the 2012-2014 performance cycle were paid in cash at SCANA’s discretion in February 2015. Cash-settled liabilities related to the performance cycles were paid totaling approximately $1.9 million in 2014, $3.2 million in 2013 and $8.7 million in 2012.

Fair value adjustments for performance awards resulted in compensation expense recognized in the statements of income totaling approximately $12.6 million in 2014, $5.5 million in 2013 and $9.5 million in 2012. Fair value adjustments resulted in capitalized compensation costs of $0.6 million in 2014, $0.5 million in 2013 and $2.1 million in 2012.

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

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the owners of the New Units up to $500 million in limits of accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the retrospective premium assessment would not exceed $43.5 million

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from a nuclear incident at Summer Station Unit 1 exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear incident. However, if such an incident were to occur, it likely would have a material impact on the Consolidated SCE&G’s results of operations, cash flows and financial position.

New Nuclear Construction

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station.

SCE&G's current ownership share in the New Units is 55%. As discussed below, under an agreement signed in January 2014 (and subject to customary closing conditions, including necessary regulatory approvals), SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of December 31, 2014, SCE&G’s investment in the New Units totaled $2.7 billion, for which the financing costs on $2.425 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule, including 146 milestones within that schedule, and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In December 2012, the SCPSC denied separate petitions filed by two parties requesting reconsideration of its order. On October 22, 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC also approved an 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

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

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The intended result will be a revised fully integrated project schedule with timing of specific construction activities along with detailed information on budget, cost and cash flow requirements. While this detailed re-baselining of construction schedules has not been completed, in August 2014, SCE&G received preliminary information in which the Consortium has indicated that the substantial completion of Unit 2 was expected to occur in late 2018 or the first half of 2019 and that the substantial completion of Unit 3 may be approximately 12 months later.

During the third quarter of 2014, the Consortium also provided preliminary cost estimates for Units 2 and 3, principally related to delays for non-firm and non-fixed scopes of work to achieve a late 2018 substantial completion date for Unit 2 and a substantial completion date for Unit 3 approximately 12 months later. SCE&G's 55% portion of this preliminary estimate is approximately $660 million, excluding any owner's cost amounts associated with the delays, which could be $10 million per month for delays beyond the current SCPSC-approved substantial completion dates. This figure is presented in 2007 dollars and would be subject to escalation, which could be material. Further, this figure does not reflect consideration of the liquidated damages provisions of the EPC Contract which would partly mitigate any such delay-related costs. The Consortium's preliminary schedule and the cost estimate information have not been accepted by SCE&G and are under review, and SCE&G cannot predict when a revised schedule and cost estimate will be resolved with the Consortium.

Since receiving the August 2014 preliminary information, SCE&G has worked with Consortium executive management to evaluate this information.  Based upon this evaluation, the Consortium now indicates that the substantial completion date of Unit 2 is expected to occur by June 2019 and that the substantial completion date of Unit 3 may be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. SCE&G is continuing discussions with Consortium executive management in order to identify potential mitigation strategies to possibly accelerate the substantial completion date of Unit 2 to a time earlier in the first half of 2019 or to the end of 2018, with Unit 3 following approximately 12 months later.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of December 31, 2014, 101 milestones have been completed. Three of the remaining milestones have not been or will not be completed within their 18-month contingency periods, and it is anticipated that the completion dates for a number of the other remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are now projected to exceed amounts currently approved by the SCPSC of $4.548 billion and $5.755 billion, respectively. As such, in 2015 SCE&G, as provided for under the BLRA, expects to petition the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition is expected to include certain updated owner's costs and other capital costs, including amounts within the Consortium's preliminary cost estimate which may be the subject of dispute. As such, the petition is not expected to reflect the resolution of the above described negotiations. The BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes (including any ultimate disagreements involving the preliminary cost estimates provided by the Consortium in the third quarter of 2014) through both the informal and formal procedures and anticipates that any costs that arise through such dispute resolution processes, as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, will acquire an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and will acquire the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in November 2012, SCE&G’s estimated cost would be approximately $500 million for the additional 5% interest being acquired from Santee Cooper. This cost figure could be higher in light of the delays and related costs discussed above.

Nuclear Production Tax Credits

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation, as well as a request for information related to emergency plant staffing. SCE&G fulfilled the request related to emergency plant staffing in 2012. In addition, SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

Environmental

Consolidated SCE&G's operations are subject to extensive regulation by various federal and state authorities in the areas of air quality, water quality, control of toxic substances and hazardous and solid wastes. Applicable statutes and rules include the CAA, CWA, Nuclear Waste Act and CERCLA, among others. In many cases, regulations proposed by such authorities could have a significant impact on Consolidated SCE&G's financial condition, results of operations and cash flows. In addition, Consolidated SCE&G often cannot predict what conditions or requirements will be imposed by regulatory or legislative proposals. To the extent that compliance with environmental regulations or legislation results in capital expenditures or operating costs, Consolidated SCE&G expects to recover such expenditures and costs through existing ratemaking provisions.

The EPA issued a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The proposed rule was issued on January 8, 2014 and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the proposed rule, but does not plan to construct new coal-fired units in the near future. In addition, on June 2, 2014, the EPA issued proposed emission guidelines for states to follow in developing plans to address GHG emissions from existing units. These guidelines are to be made final no later than June 1, 2015, and include state-specific rate based goals for carbon dioxide emissions.

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

In July 2011, the EPA issued the CSAPR to reduce emissions of sulfur dioxide and nitrogen oxide from power plants in the eastern half of the United States. A series of court actions stayed this rule until October 23, 2014, when the Court of Appeals granted a motion to lift the stay. On December 3, 2014, the EPA published an interim final rule that aligns the dates in the CSAPR text with the revised court-ordered schedule, thus delaying the implementation dates to 2015 for Phase 1 and to 2017 for Phase 2. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual sulfur dioxide emissions and annual or ozone season nitrogen oxide emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for sulfur dioxide and nitrogen oxide and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. Air quality control installations that SCE&G and GENCO have already completed have positioned them to comply with the allowances set by the CSAPR.

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for generating facilities to meet the standards, and SCE&G and GENCO's evaluation of the rule is ongoing. SCE&G's decision to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1) along with other actions are expected to result in SCE&G's compliance with MATS. On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities. SCE&G and GENCO have received a one year extension (until April 2016) to comply with MATS at the Cope, McMeekin, Wateree and Williams Stations. These extensions will allow time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants that will enhance the control of certain MATS-regulated pollutants.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule was published in the Federal Register on June 7, 2013, and is expected to be finalized no later than September 30, 2015. Once the rule becomes effective, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. Based on the proposed rule, Consolidated SCE&G expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities.

The CWA Section 316(b) Existing Facilities Rule became effective on October 14, 2014. This rule establishes national requirements for the location, design, construction and capacity of cooling water intake structures at existing facilities that reflect the best technology available for minimizing the adverse environmental impacts of impingement and entrainment. SCE&G and GENCO are conducting studies and implementing plans to ensure compliance with this rule. In addition, Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones.

On December 19, 2014, the EPA issued a final rule for CCR, which is expected to become effective in 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act. In addition, this rule imposes certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998. The Nuclear Waste Act also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2014, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

The provisions of CERCLA authorize the EPA to require the clean-up of hazardous waste sites. The state of South Carolina has similar laws. SCE&G maintains an environmental assessment program to identify and evaluate current and former operations sites that could require clean-up. In addition, regulators from the EPA and other federal or state agencies periodically notify SCE&G that it may be required to perform or participate in the investigation and remediation of a hazardous waste site. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. These estimates are refined as additional information becomes available; therefore, actual expenditures may differ significantly from the original estimates. Amounts estimated and accrued to date for site assessments and clean-up relate solely to regulated operations. Such amounts are recorded in regulatory assets and amortized, with recovery provided through rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue until 2017 and will cost an additional $19.3 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At December 31, 2014, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35.5 million and are included in regulatory assets.

Claims and Litigation

Consolidated SCE&G is subject to various claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on Consolidated SCE&G’s results of operations, cash flows or financial condition.

Operating Lease Commitments

Consolidated SCE&G is obligated under various operating leases for vehicles, office space, furniture and equipment. Leases expire at various dates through 2057. Rent expense totaled approximately $12.1 million in 2014, $13.6 million in 2013 and $9.6 million in 2012. Future minimum rental payments under such leases are as follows:

Millions of dollars
2015	$6
2016	3
2017	1
2018	—
2019	1
Thereafter	18
Total	$29

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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to Consolidated SCE&G’s regulated utility operations. As of December 31, 2014, Consolidated SCE&G has recorded AROs of approximately $201 million for nuclear plant decommissioning (see Note 1) and AROs of approximately $335 million for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

 A reconciliation of the beginning and ending aggregate carrying amount of asset retirement obligations is as follows:

Millions of dollars	2014	2013
Beginning balance	$547	$535
Liabilities incurred	3	5
Liabilities settled	(6)	(4)
Accretion expense	25	24
Revisions in estimated cash flows	(33)	(13)
Ending Balance	$536	$547

Revisions in estimated cash flows for 2014 primarily relate to lower estimates for certain environmental clean up obligations at generation facilities.

11.                               AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $30.0 million in 2014, $33.3 million in 2013 and $35.9 million in 2012.  SCE&G had approximately $3.3 million and $3.3 million payable to CGT for transportation services at December 31, 2014 and December 31, 2013, respectively. SCE&G had approximately $1.2 million and $1.3 million receivable from CGT for transportation services at December 31, 2014 and December 31, 2013, respectively.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements. Such purchases totaled approximately $195.7 million in 2014, $166.9 million in 2013 and $125.5 million in 2012. SCE&G’s payables to SEMI for such purposes were $12.6 million and $12.5 million as of December 31, 2014 and 2013, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC which is involved in the manufacturing and selling of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method. SCE&G’s receivable from this affiliate was $27.8 million at December 31, 2014 and $18.0 million at December 31, 2013.  SCE&G’s payable to this affiliate was $27.9 million at December 31, 2014 and $18.0 million at December 31, 2013.  SCE&G’s total purchases from this affiliate were $260.3 million in 2014 and $134.2 million in 2013. SCE&G’s total sales to this affiliate were $259.0 million in 2014 and $133.6 million in 2013.

SCANA Services provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services totaled $292.2 million in 2014, $285.6 million in 2013 and $305.6 million in 2012. Consolidated SCE&G's payables to SCANA Services for these services were $47.3 million and $49.1 million at December 31, 2014 and 2013, respectively.

Borrowings from and investments in an affiliated money pool are described in Note 4.

12.                               SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments follow the same accounting policies as those described in Note 1.

Electric Operations primarily generates, transmits, and distributes electricity, and is regulated by the SCPSC and FERC. Gas Distribution purchases and sells natural gas, primarily at retail, and is regulated by the SCPSC.

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Adjustments/ Eliminations	Consolidated Total
2014
External Revenue	$2,629	$462	—	$3,091
Operating Income	768	62	—	830
Interest Expense	19	—	$209	228
Depreciation and Amortization	300	27	(12)	315
Segment Assets	10,182	721	3,204	14,107
Expenditures for Assets	936	55	(57)	934
Deferred Tax Assets	11	n/a	(11)	—

2013
External Revenue	$2,431	$414	—	$2,845
Operating Income	679	58	—	737
Interest Expense	19	—	$198	217
Depreciation and Amortization	294	26	(7)	313
Segment Assets	9,488	686	2,526	12,700
Expenditures for Assets	907	45	51	1,003
Deferred Tax Assets	10	n/a	(10)	—

2012
External Revenue	$2,453	$356	—	$2,809
Operating Income	668	49	—	717
Interest Expense	21	—	$190	211
Depreciation and Amortization	278	25	(10)	293
Segment Assets	8,989	659	2,456	12,104
Expenditures for Assets	999	56	(77)	978
Deferred Tax Assets	9	n/a	(9)	—

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

13.                               QUARTERLY FINANCIAL DATA (UNAUDITED)

Millions of dollars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2014
Total operating revenues	$859	$698	$812	$722	$3,091
Operating income	239	145	272	174	830
Net Income	126	99	157	76	458
Earnings Available to Common Shareholder	123	96	154	73	446

2013
Total operating revenues	$728	$696	$776	$645	$2,845
Operating income	191	180	255	111	737
Net Income	92	88	139	72	391
Earnings Available to Common Shareholder	89	85	136	70	380

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

SCANA:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2014, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of SCANA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2014, SCANA's disclosure controls and procedures were effective.

Management’s Evaluation of Internal Control Over Financial Reporting:

As of December 31, 2014, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of any change in SCANA's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2014. There has been no change in SCANA’s internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

The Management Report on Internal Control over Financial Reporting follows.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SCANA is responsible for establishing and maintaining adequate internal control over financial reporting. SCANA’s internal control system was designed by or under the supervision of SCANA’s management, including its CEO and CFO, to provide reasonable assurance to SCANA’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

SCANA’s management assessed the effectiveness of SCANA’s internal control over financial reporting as of December 31, 2014.  In making this assessment, SCANA used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, SCANA’s management believes that, as of December 31, 2014, internal control over financial reporting is effective based on those criteria.

SCANA’s independent registered public accounting firm has issued an attestation report on SCANA’s internal control over financial reporting. This report follows.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SCANA Corporation
Cayce, South Carolina

We have audited the internal control over financial reporting of SCANA Corporation and subsidiaries (the "Company") as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2014, of the Company and our report dated February 27, 2015, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 27, 2015

SCE&G:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2014, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of SCE&G’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2014, SCE&G's disclosure controls and procedures were effective.

Management’s Evaluation of Internal Control Over Financial Reporting:

As of December 31, 2014, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of any change in SCE&G's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2014. There has been no change in SCE&G’s internal controls over financial reporting during the quarter ended December 31, 2014 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

The Management Report on Internal Control over Financial Reporting follows.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of SCE&G is responsible for establishing and maintaining adequate internal control over financial reporting. SCE&G’s internal control system was designed by or under the supervision of SCE&G’s management, including its CEO and CFO, to provide reasonable assurance to SCE&G’s management and board of directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

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

SCE&G’s management assessed the effectiveness of SCE&G’s internal control over financial reporting as of December 31, 2014. In making this assessment, SCE&G used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, SCE&G’s management believes that, as of December 31, 2014, internal control over financial reporting is effective based on those criteria.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SCANA: A list of SCANA’s executive officers is in Part I of this annual report at page 23. The other information required by Item 10 is incorporated herein by reference to the captions “INFORMATION ABOUT EXPERIENCE AND QUALIFICATION OF DIRECTORS AND NOMINEES,” “NOMINEES FOR DIRECTORS,” “CONTINUING DIRECTORS,” “BOARD MEETINGS-COMMITTEES OF THE BOARD”, “GOVERNANCE INFORMATION-SCANA’s Code of Conduct & Ethics” and “OTHER INFORMATION-Section 16(a) Beneficial Ownership Reporting Compliance” in SCANA’s definitive proxy statement for the 2015 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

SCANA: The information required by Item 11 is incorporated herein by reference to the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” Compensation Committee Report,” “Summary Compensation Table,” “2014 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2014 Fiscal Year-End,” “2014 Option Exercises and Stock Vested,” “Pension Benefits,” “2014 Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change in Control,” under the heading “EXECUTIVE COMPENSATION” and the heading “DIRECTOR COMPENSATION” in SCANA’s definitive proxy statement for the 2015 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SCANA: Information required by Item 12 is incorporated herein by reference to the caption “SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in SCANA’s definitive proxy statement for the 2015 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

Equity securities issuable under SCANA’s compensation plans at December 31, 2014 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders:	-
Long-Term Equity Compensation Plan	n/a	n/a	3,138,638
Non-Employee Director Compensation Plan	n/a	n/a	71,368
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total	n/a	n/a	3,210,006

SCE&G: Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SCANA: The information required by Item 13 is incorporated herein by reference to the captions “RELATED PARTY TRANSACTIONS” and “GOVERNANCE INFORMATION - Director Independence” in SCANA’s definitive proxy statement for the 2015 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

SCANA: The information required by Item 14 is incorporated herein by reference to “PROPOSAL 3-APPROVAL OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in SCANA’s definitive proxy statement for the 2015 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities and Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

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

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the aggregate fees, all of which were approved by the Audit Committee, charged to SCE&G and its consolidated affiliates for the fiscal years ended December 31, 2014 and 2013 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2014	2013
Audit Fees (1)	$1,977,658	$1,972,696
Audit-Related Fees (2)	123,107	115,706
Total Fees	$2,100,765	$2,088,402

(1) Fees for audit services billed in 2014 and 2013 consisted of audits of annual financial statements, comfort letters, statutory and regulatory audits, consents and other services related to SEC filings, and accounting research.

(2) Fees primarily for employee benefit plan audits.

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

Schedule II—Valuation and Qualifying Accounts
(in millions)

		Additions
Description	Beginning Balance	Charged to Income	Charged to Other Accounts	Deductions from Reserves	Ending Balance
SCANA:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2014	$6	$16	—	$15	$7
2013	7	13	—	14	6
2012	6	14	—	13	7
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2014	$6	$7	—	$8	$5
2013	6	4	—	4	6
2012	6	4	—	4	6

SCE&G:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2014	$3	$8	—	$7	$4
2013	3	7	—	7	3
2012	3	6	—	6	3
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2014	$5	$1	—	$3	$3
2013	5	3	—	3	5
2012	4	3	—	2	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SCANA CORPORATION

BY:	/s/ K. B. Marsh
K. B. Marsh, Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director

DATE:	February 27, 2015

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

/s/ J. E. Addison
J. E. Addison Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ J. E. Swan, IV
J. E. Swan, IV Controller
(Principal Accounting Officer)

Other Directors*:
J. A. Bennett	J. W. Roquemore
J. F. A. V. Cecil	M. K. Sloan
D. M. Hagood	H. C. Stowe
J. M. Micali	A. Trujillo
L. M. Miller

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 27, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries or consolidated affiliates thereof.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

BY:	/s/ K. B. Marsh
K. B. Marsh, Chairman of the Board, Chief Executive Officer and Director

DATE:	February 27, 2015

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

/s/ J. E. Addison
J. E. Addison Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ J. E. Swan, IV
J. E. Swan, IV Controller
(Principal Accounting Officer)

Other Directors*:

J. A. Bennett	J. W. Roquemore
J. F. A. V. Cecil	M. K. Sloan
D. M. Hagood	H. C. Stowe
J. M. Micali	A. Trujillo
L. M. Miller

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 27, 2015

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

*10.03	X	X	SCANA Executive Deferred Compensation Plan (including amendments through November 25, 2014) (Filed herewith)
*10.04	X	X	SCANA Supplemental Executive Retirement Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.05 to Registration Statement No. 333-174796 and incorporated by reference herein)
*10.05	X	X	SCANA Director Compensation and Deferral Plan (including amendments through November 30, 2014) (Filed herewith)
*10.06	X	X
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

12.01	X	X	Statement Re Computation of Ratios (Filed herewith)
21.01	X		Subsidiaries of the registrant (Filed herewith under the heading “Corporate Structure and Segments of Business” in Part I, Item I of this Form 10-K and incorporated by reference herein)
23.01	X		Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)
23.02		X	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)
24.01	X		Power of Attorney (Filed herewith)
24.02		X	Power of Attorney (Filed herewith)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.03		X	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
101. INS**	X	X	XBRL Instance Document
101. SCH**	X	X	XBRL Taxonomy Extension Schema
101. CAL**	X	X	XBRL Taxonomy Extension Calculation Linkbase
101. DEF**	X	X	XBRL Taxonomy Extension Definition Linkbase
101. LAB**	X	X	XBRL Taxonomy Extension Label Linkbase
101. PRE**	X	X	XBRL Taxonomy Extension Presentation Linkbase

*	Management Contract or Compensatory Plan or Arrangement
**
Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.