Form 10-Q
period 2015-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2015-05-08
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-8809	SCANA Corporation (a South Carolina corporation)	57-0784499
1-3375	South Carolina Electric & Gas Company (a South Carolina corporation)	57-0248695
100 SCANA Parkway, Cayce, South Carolina 29033
(803) 217-9000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. SCANA Corporation Yes ☒ No ☐  South Carolina Electric & Gas Company Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). SCANA Corporation Yes ☒ No ☐  South Carolina Electric & Gas Company Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

SCANA Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐
Smaller reporting company ☐
South Carolina Electric & Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2015
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

MARCH 31, 2015

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
(12)payment and performance by counterparties and customers as contracted and when due;

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

(18)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(19)	labor disputes;

(20)	performance of SCANA’s pension plan assets;

(21)	changes in taxes and tax credits, including production tax credits for new nuclear units;

(22)	inflation or deflation;

(23)	compliance with regulations;

(24)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(25)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of Westinghouse Electric Company LLC and Stone and Webster, Inc., a subsidiary of Chicago Bridge & Iron Company N.V.
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
DOE	United States Department of Energy
DSM Programs	Demand reduction and energy efficiency programs
ELG Rule	New federal effluent limitation guidelines for steam electric generating units
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards

MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Spirit Communications	SCTG Communications, Inc. (a wholly owned subsidiary of SCTG, LLC) d/b/a Spirit Communications
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity

PART I.  FINANCIAL INFORMATION

SCANA CORPORATION FINANCIAL SECTION
ITEM 1. F INANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2015	December 31, 2014
Assets
Utility Plant In Service	$12,382	$12,289
Accumulated Depreciation and Amortization	(4,141)	(4,088)
Construction Work in Progress	3,478	3,323
Plant to be Retired, Net	164	169
Nuclear Fuel, Net of Accumulated Amortization	317	329
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	12,410	12,232
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $120 and $122	285	284
Assets held in trust, net-nuclear decommissioning	115	113
Other investments	77	75
Nonutility Property and Investments, Net	477	472
Current Assets:
Cash and cash equivalents	31	137
Receivables, net of allowance for uncollectible accounts of $7 and $7	778	838
Inventories (at average cost):
Fuel and gas supply	175	222
Materials and supplies	143	139
Prepayments	104	320
Other current assets	204	148
Assets held for sale	—	341
Total Current Assets	1,435	2,145
Deferred Debits and Other Assets:
Regulatory assets	1,890	1,823
Other	194	180
Total Deferred Debits and Other Assets	2,084	2,003
Total	$16,406	$16,852

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2015	December 31, 2014
Capitalization and Liabilities
Common Stock - no par value (shares outstanding: March 31, 2015- 142.9 million; December 31, 2014 - 142.7 million)	$2,392	$2,378
Retained Earnings	3,006	2,684
Accumulated Other Comprehensive Loss	(73)	(75)
Total Common Equity	5,325	4,987
Long-Term Debt, net	5,525	5,531
Total Capitalization	10,850	10,518
Current Liabilities:
Short-term borrowings	625	918
Current portion of long-term debt	16	166
Accounts payable	331	520
Customer deposits and customer prepayments	109	98
Taxes accrued	110	182
Interest accrued	76	83
Dividends declared	76	73
Liabilities held for sale	—	52
Derivative financial instruments	292	233
Other	97	208
Total Current Liabilities	1,732	2,533
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,863	1,866
Deferred investment tax credits	27	28
Asset retirement obligations	566	563
Postretirement benefits	316	315
Regulatory liabilities	829	814
Other	223	215
Total Deferred Credits and Other Liabilities	3,824	3,801
Commitments and Contingencies (Note 9)	—	—
Total	$16,406	$16,852

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2015	2014
Operating Revenues:
Electric	$629	$678
Gas - regulated	369	458
Gas - nonregulated	391	454
Total Operating Revenues	1,389	1,590
Operating Expenses:
Fuel used in electric generation	174	212
Purchased power	13	25
Gas purchased for resale	523	670
Other operation and maintenance	173	180
Depreciation and amortization	96	95
Other taxes	59	58
Total Operating Expenses	1,038	1,240

Gain on sale of CGT, net of transaction costs	235	—

Operating Income	586	350
Other Income (Expense):
Other income	19	15
Other expense	(12)	(14)
Gain on sale of SCI, net of transaction costs	107	—
Interest charges, net of allowance for borrowed funds used during construction of $3 and $3	(77)	(76)
Allowance for equity funds used during construction	5	7
Total Other Income (Expense)	42	(68)
Income Before Income Tax Expense	628	282
Income Tax Expense	228	89
Net Income	$400	$193

Earnings Per Share of Common Stock	$2.80	$1.37
Weighted Average Common Shares Outstanding (millions)	142.9	141.1
Dividends Declared Per Share of Common Stock	$0.5450	$0.5250

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2015	2014
Net Income	$400	$193
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $(2) and $1	(3)	1
Cash flow hedging activities reclassified to interest expense, net of tax of $1 and $1	2	2
Cash flow hedging activities reclassified to gas purchased for resale, net of tax of $5 and $(2)	7	(4)
Net unrealized gains (losses) on cash flow hedging activities	6	(1)
Deferred cost of employee benefit plans, net of tax of $(3) and $-	(4)	—
Other Comprehensive Income (Loss)	2	(1)
Total Comprehensive Income	$402	$192

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2015	2014
Cash Flows From Operating Activities:
Net income	$400	$193
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sale of subsidiaries	(353)	—
Losses from equity method investments	1	1
Deferred income taxes, net	(74)	7
Depreciation and amortization	100	99
Amortization of nuclear fuel	13	15
Allowance for equity funds used during construction	(5)	(7)
Carrying cost recovery	(3)	(2)
Changes in certain assets and liabilities:		—
Receivables	33	(56)
Inventories	31	70
Prepayments	218	12
Regulatory assets	(68)	(108)
Regulatory liabilities	6	(94)
Accounts payable	(67)	29
Taxes accrued	(71)	(143)
Interest accrued	(7)	(7)
Pension and other post retirement benefits	(1)	(2)
Derivative financial instruments	59	39
Other assets	(6)	11
Other liabilities	(11)	81
Net Cash Provided From Operating Activities	195	138
Cash Flows From Investing Activities:
Property additions and construction expenditures	(352)	(289)
Proceeds from sale of subsidiaries	645	—
Proceeds from investments (including derivative collateral returned)	318	16
Purchase of investments (including derivative collateral posted)	(400)	(22)
Net Cash Provided from (Used For) Investing Activities	211	(295)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14	22
Repayment of long-term debt	(158)	(9)
Dividends	(75)	(66)
Short-term borrowings, net	(293)	184
Net Cash Provided From (Used for) Financing Activities	(512)	131
Net Decrease In Cash and Cash Equivalents	(106)	(26)
Cash and Cash Equivalents, January 1	137	136
Cash and Cash Equivalents, March 31	$31	$110
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $3 and $3)	$81	$80
– Income taxes	8	100
Noncash Investing and Financing Activities:
Accrued construction expenditures	84	77
Capital leases	2	1

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2014. These are interim financial statements and, due to the seasonality of the Company’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period.  The Company computes diluted earnings per share using this same formula after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method.  There were no securities considered to be dilutive potential common stock during any period presented. The Company has issued no securities that would have an antidilutive effect on earnings per share.

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 32% and 48% of PSNC Energy’s natural gas inventory at March 31, 2015 and December 31, 2014, respectively, with a carrying value of $8.7 million and $26.1 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under supply service agreements. The agreements, which expired on March 31, 2015, have been replaced with similar agreements that expire March 31, 2017.

Income Statement Presentation

The Company presents the revenues and expenses of its regulated businesses and its retail natural gas marketing businesses (including those activities of segments described in Note 10) within operating income, and it presents all other activities within other income (expense). Consistent with this presentation, the gain on the sale of CGT is reflected within operating income and the gain on the sale of SCI is reflected within other income (expense).

New Accounting Matters

In April 2014, the FASB issued new accounting guidance for reporting discontinued operations and disclosures of disposals of components of an entity. Under this new guidance, only those discontinued operations which represent a strategic shift that will have a major effect on an entity’s operations and financial results should be reported as discontinued operations in the financial statements. As permitted, the Company adopted this new guidance for the period ended December 31, 2014.

In May 2014, the FASB issued new accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Currently, the Company would be required to adopt the new guidance in the first quarter of 2017, and early adoption would not be permitted. However, the FASB may defer the adoption of this guidance for one year.  The Company has not determined the impact this guidance will have on its results of operations, cash flows or financial position.

In April 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs by requiring that such costs be deducted from the carrying amounts related to debt liabilities when presented in the balance sheet. As permitted, the Company expects to early adopt this new guidance in the fourth quarter of 2015.  The Company does not expect the adoption of this guidance to have a significant impact on its financial position.  The guidance will not affect the Company’s results of operations or cash flows.

In April 2015, the FASB issued new accounting guidance related to fees paid by a customer in a cloud computing arrangement.  Among other things, the new guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. The Company expects to adopt this new guidance in the first quarter of 2016. The Company is evaluating this guidance and has not determined what impact it will have on the Company’s results of operations, cash flows or financial position.

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

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel. As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014. The impact of changes to the Nuclear Waste Act fee is considered during annual fuel rate proceedings.

By order dated April 30, 2015, the SCPSC approved a settlement agreement among SCE&G, the ORS, and the SCEUC in which SCE&G agreed to decrease the total fuel cost component of retail electric rates. Under this order, SCE&G is to recover an amount equal to its under-collected balance of base fuel and variable environmental costs as of April 30, 2015, which is estimated to be $36.1 million, over a 12-month period beginning with the first billing cycle of May 2015.

On February 9, 2015, SCE&G petitioned the SCPSC for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. SCE&G's DER program is structured to achieve, no later than December 31, 2020, renewable energy facilities within South Carolina with an aggregate amount of installed nameplate generating capacity equal to at least two percent of the previous five-year average of SCE&G's retail peak demand. A public hearing on this matter has been scheduled to begin on June 2, 2015.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate, and $1.9 million and $1.2 million of such carrying costs were accrued within other income during each of the three months ended March 31, 2015 and 2014, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

SCE&G files an IRP with the SCPSC annually which evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. SCE&G previously identified six coal-fired units that it has subsequently retired or intends to retire by 2020, subject to future developments in environmental regulations, among other matters. Three of these units were retired by December 31, 2013, and their net carrying value is recorded in regulatory assets as unrecovered plant and is being amortized over the units' previously estimated remaining useful lives as approved by the SCPSC. The net carrying value of the remaining units is included in Plant to be Retired, Net. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of these remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

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

Year	Effective	Amount
2015	First billing cycle of May	$32.0 million
2014	First billing cycle of May	$15.4 million
2013	First billing cycle of May	$16.9 million

Other activity related to SCE&G’s DSM Programs is as follows:

•
In May 2013 the SCPSC ordered the deferral as a regulatory asset of one-half of net lost revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

•
In April 2014 the SCPSC approved SCE&G’s request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of the gains from the late 2013 settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost revenues component of SCE&G’s DSM Programs rider, and (3) apply $5.0 million of its storm damage reserve and $5.0 million of the gains from the settlement of certain interest rate derivative instruments to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets resulting from the May 2013 order.

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

On March 12, 2015, SCE&G petitioned the SCPSC seeking approval of an updated construction milestone schedule and capital cost schedule for the New Units. The updated construction schedule reflects new substantial completion dates for Units 2 and 3 of June 2019, and June 2020, respectively. The petition also incorporates in the construction cost schedules approximately $698 million (SCE&G’s portion in 2007 dollars) in incremental capital costs that have been identified since the last approved order in November 2012, of which $539 million (SCE&G’s portion in 2007 dollars) are associated with construction delays and other contested costs. The total project capital cost is now estimated at approximately $5.2 billion (SCE&G’s portion in 2007 dollars) or $6.8 billion including escalation and allowance for funds used during construction (SCE&G’s portion in future dollars). As noted in the petition, the construction and capital cost schedules are subject to continuing review and negotiations by the parties. In making this filing, SCE&G does not waive any claims related to delay and other related contested costs with the Consortium. A public hearing on this matter is scheduled to begin on July 21, 2015, and the SCPSC is expected to issue its order in September 2015. See Note 9.

In May 2015, SCE&G expects to file an application to recover through revised rates the financing cost of incremental construction work in progress incurred for new nuclear generation since the last rate action described above.  Any additional financing cost recovery approved by the SCPSC would be expected to  be effective for bills rendered on and after October 30, 2015.  It is expected that such rate action would be contingent upon a favorable SCPSC order on the March 2015 petition.

Gas

SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2014	0.6%	Decrease	$2.6 million
2013	No change		-

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2014 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent.

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

In May 2014, the NCUC issued an order requiring utilities to adjust rates to reflect changes in the state corporate income tax rate that had been enacted by the North Carolina legislature and to file a proposal to refund amounts previously collected on a provisional basis. Pursuant to the order, PSNC Energy lowered its rates effective July 1, 2014, and refunded the amounts collected on a provisional basis through the normal operation of its Rider D rate mechanism. These amounts were not significant for any period presented.

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

Millions of dollars	March 31, 2015	December 31, 2014
Regulatory Assets:
Accumulated deferred income taxes	$282	$284
Under-collections - electric fuel adjustment clause	4	20
Environmental remediation costs	40	40
AROs and related funding	370	366
Franchise agreements	25	26
Deferred employee benefit plan costs	337	350
Planned major maintenance	—	2
Deferred losses on interest rate derivatives	549	453
Deferred pollution control costs	35	36
Unrecovered plant	132	137
DSM Programs	58	56
Carrying costs on deferred tax assets related to nuclear construction	11	9
Pipeline integrity management costs	10	9
Other	37	35
Total Regulatory Assets	$1,890	$1,823

Regulatory Liabilities:
Accumulated deferred income taxes	$22	$22
Asset removal costs	712	703
Storm damage reserve	6	6
Deferred gains on interest rate derivatives	82	82
Planned major maintenance	7	—
Other	—	1
Total Regulatory Liabilities	$829	$814

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

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, pursuant to specific SCPSC orders. SCE&G collects and accrues $18.4 million annually for fossil fueled turbine/generation equipment maintenance, and collects and accrues $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense over periods up to approximately 50 years except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC.

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

DSM Programs represent deferred costs associated with such programs. As a result of an April 2015 SCPSC order, deferred costs are currently being recovered over approximately five years through an approved rate rider.

Carrying costs on deferred tax assets related to nuclear construction represent accrued carrying costs on accumulated deferred income tax assets associated with the New Units which are not part of electric base rates. These carrying costs are computed using weighted average debt cost of capital and will be amortized over ten years beginning in approximately 2021.

Pipeline integrity management costs represent costs incurred to comply with regulatory requirements related to certain natural gas pipelines located near moderate to high density populations. Such costs will be considered for recovery through rates in PSNC Energy's next general rate proceeding.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. During the first quarter of 2015, no amounts were applied to offset incremental storm damage costs.

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

3.COMMON EQUITY

Changes in common equity during the three months ended March 31, 2015 and 2014 were as follows:

	Common Stock			Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Amount	Retained Earnings	Gains(Losses) on Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total Common Equity
Balance as of January 1, 2015	143	$2,378	$2,684	$(63)	$(12)	$(75)	$4,987
Net Income			400				400
Other Comprehensive Income (Loss):
Losses arising during the period				(3)	(4)	(7)	(7)
Gains/amortization reclassified from AOCI				9	—	9	9
Total Comprehensive Income (Loss)			400	6	(4)	2	402
Issuance of Common Stock	—	14					14
Dividends Declared			(78)				(78)
Balance as of March 31, 2015	143	$2,392	$3,006	$(57)	$(16)	$(73)	$5,325

Balance as of January 1, 2014	141	$2,280	$2,444	$(52)	$(8)	$(60)	$4,664
Net Income			193				193
Other Comprehensive Income:
Gains arising during the period				1	—	1	1
Losses/amortization reclassified from AOCI				(2)	—	(2)	(2)
Total Comprehensive Income			193	(1)	—	(1)	192
Issuance of Common Stock	—	27					27
Dividends Declared			(74)				(74)
Balance as of March 31, 2014	141	$2,307	$2,563	$(53)	$(8)	$(61)	$4,809

Gains and losses on cash flow hedges reclassified during the three months ended March 31, 2015 resulted in higher interest expense of $2 million and higher cost of gas purchased for resale of $7 million. Such reclassifications during the comparable period in 2014 resulted in higher interest expense of $2 million and lower cost of gas purchased for resale of $4 million.

SCANA had 200 million shares of common stock authorized as of March 31, 2015 and December 31, 2014.

4.	LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In May 2014, SCE&G issued $300 million of 4.5% first mortgage bonds due June 1, 2064. Proceeds from this sale were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

On February 2, 2015, SCANA redeemed prior to maturity $150 million of its 7.7% junior subordinated notes at their face value.

Substantially all of SCE&G’s and GENCO’s electric utility plant is pledged as collateral in connection with long-term debt.

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014	March 31, 2015	December 31, 2014
Lines of credit:
Total committed long-term	$300	$300	$1,400	$1,400	$100	$100
Outstanding commercial paper (270 or fewer days)	$15	$179	$610	$709	—	30
Weighted average interest rate	0.65%	0.54%	0.54%	0.52%	—	0.65%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$282	$118	$790	$691	$100	$70

SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $300 million, $1.2 billion (of which $500 million relates to Fuel Company) and $100 million, respectively, which expire in October 2019. In addition, SCE&G is a party to a three-year credit agreement in the amount of $200 million, which expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.8 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Island Branch and UBS Loan Finance LLC each provide 8.9%, and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. The Company pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

5.INCOME TAXES

During 2013 and 2014, the Company amended certain of its tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, the Company recorded an unrecognized tax benefit of $16 million. If recognized, $13 million of the tax benefit would affect the Company’s effective tax rate. It is reasonably possible that this tax benefit will increase by an additional $2 million within the next 12 months. It is also reasonably possible that this tax benefit may decrease by $7 million within the next 12 months. No other material changes in the status of the Company’s tax positions have occurred through March 31, 2015.

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges, and all related fair value changes and settlement amounts are recorded as regulatory assets or liabilities. Interest rate derivatives entered into before October 2013 were designated as cash flow hedges, and for such instruments only the effective portion of fair value changes and settlement amounts are recorded in regulatory assets or regulatory liabilities. Upon settlement, losses on swaps are amortized over the lives of related debt issuances, and gains are applied to under-collected fuel, are amortized to interest expense or are applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of March 31, 2015
Commodity contracts	10,140,000	5,633,000	3,528,964	19,301,964
Energy management contracts (a)	—	—	40,811,533	40,811,533
Total (a)	10,140,000	5,633,000	44,340,497	60,113,497

As of December 31, 2014
Commodity contracts	6,840,000	7,951,000	3,446,720	18,237,720
Energy management contracts (b)	—	—	37,495,339	37,495,339
Total (b)	6,840,000	7,951,000	40,942,059	55,733,059

(a)  Includes an aggregate 3,148,404 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 933,893 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $124.4 million at March 31, 2015 and $124.4 million at December 31, 2014. The Company was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.3 billion at March 31, 2015 and $1.1 billion at December 31, 2014.

The fair value of energy-related derivatives and interest rate derivatives was reflected in the condensed consolidated balance sheet as follows:

Fair Values of Derivative Instruments	Asset Derivatives		Liability Derivatives
	Balance Sheet	Fair	Balance Sheet	Fair
Millions of dollars	Location	Value	Location	Value
As of March 31, 2015
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$4
			Other deferred credits and other liabilities	33
Commodity contracts			Other current assets	1
			Derivative financial instruments	4
Total				$42

Not designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$288
			Other deferred credits and other liabilities	30
Commodity contracts	Other current assets	$1
Energy management contracts	Other current assets	13	Other current assets	3
			Derivative financial instruments	10
	Other deferred debits and other assets	6	Other deferred credits and other liabilities	6
Total		$20		$337

As of December 31, 2014
Designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$5
			Other deferred credits and other liabilities	28
Commodity contracts			Other current assets	1
			Derivative financial instruments	11
Total				$45

Not designated as hedging instruments
Interest rate contracts			Derivative financial instruments	$207
			Other deferred credits and other liabilities	17
Commodity contracts	Other current assets	$1
Energy management contracts	Other current assets	15	Other current assets	5
			Derivative financial instruments	10
	Other deferred debits and other assets	5	Other deferred credits and other liabilities	5
Total		$21		$244

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives Designated as Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for any period presented.

Derivatives in Cash Flow Hedging Relationships

	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended March 31,
Interest rate contracts	$(2)	$(3)	Interest expense	—	$(1)

	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

	(Effective Portion)			(Effective Portion)
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended March 31,
Interest rate contracts	$(2)	$(2)	Interest expense	$(2)	$(2)
Commodity contracts	(1)	3	Gas purchased for resale	(7)	4
Total	$(3)	$1		$(9)	$2

As of March 31, 2015, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive income (loss) to earnings arising from cash flow hedges will include approximately $4.0 million as an increase to gas cost and approximately $6.4 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of March 31, 2015, all of the Company’s commodity cash flow hedges settle by their terms before the end of the first quarter of 2017.

As of March 31, 2015, the Company expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.3 million as an increase to interest expense, assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Other losses recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in the three months ended March 31, 2015 and 2014, respectively.

Derivatives not designated as Hedging Instruments
	Loss Deferred in Regulatory Accounts			Gain Reclassified from Deferred Accounts into Income
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended March 31,
Interest rate contracts	$(94)	$(112)	Other income	$4	—

As of March 31, 2015, the Company expects that during the next 12 months reclassifications from other current liabilities and deferred regulatory accounts to earnings arising from derivatives not designated as hedges will include $0.7 million as an increase to other income.

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

Certain of the Company’s derivative instruments contain contingent provisions that may require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2015 and December 31, 2014, the Company has posted $233.5 million and $152.4 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months is recorded in Prepayments and other on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of March 31, 2015 and December 31, 2014, the Company could have been required to post an additional $141.7 million and $129.8 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2015 and December 31, 2014 is $375.2 million and $282.2 million, respectively.

As noted previously, for all periods presented, the Company did not have interest rate derivative instruments in a net asset position and did not have commodity derivatives with underlying contingent features which, if triggered, would have permitted the Company to request collateral from its counterparties. At March 31, 2015, the Company could have called on letters of credit in the amount of $3.0 million related to $19.0 million in commodity derivatives that are in a net asset position, compared to letters of credit of $9.2 million related to derivatives of $20.0 million at December 31, 2014, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting of derivative assets follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Received
As of March 31, 2015
Commodity contracts	$1	—	$1	—	—	$1
Energy management contracts	19	—	19	—	—	19
Total	$20	—	$20	—	—	$20

Balance sheet location	Other current assets		$14
	Other deferred debits and other assets		6
	Total		$20

As of December 31, 2014
Commodity contracts	$1	—	$1	—	—	$1
Energy management contracts	20	—	20	—	—	20
Total	$21	—	$21	—	—	$21

Balance sheet location	Other current assets		$16
	Other deferred debits and other assets		5
	Total		$21

Information related to the Company's offsetting of derivative liabilities follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Posted
As of March 31, 2015
Interest rate contracts	$355	—	$355	—	$(216)	$139
Commodity contracts	5	—	5	—	(4)	1
Energy management contracts	19	—	19	—	(13)	6
Total	$379	—	$379	—	$(233)	$146

Balance sheet location	Other current assets		$4
	Derivative financial instruments		306
	Other deferred credits and other liabilities		69
	Total		$379

As of December 31, 2014
Interest rate contracts	$257	—	$257	—	$(131)	$126
Commodity contracts	12	—	12	—	(10)	2
Energy management contracts	20	—	20	—	(11)	9
Total	$289	—	$289	—	$(152)	$137

Balance sheet location	Other current assets		$6
	Derivative financial instruments		233
	Other deferred credits and other liabilities		50
	Total		$289

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of March 31, 2015		As of December 31, 2014
Millions of dollars	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$13	—	$13	—
Commodity contracts	1	—	1	—
Energy management contracts	—	$19	—	$20
Liabilities:
Interest rate contracts	—	355	—	257
Commodity contracts	—	—	1	11
Energy management contracts	3	23	5	18

There were no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

	March 31, 2015		December 31, 2014
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,541.6	$6,501.6	$5,697.2	$6,592.1

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

8.	EMPLOYEE BENEFIT PLANS

Pension and Other Postretirement Benefit Plans

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014
Three months ended March 31,
Service cost	$5.8	$5.0	$1.4	$1.2
Interest cost	9.5	10.2	2.9	3.1
Expected return on assets	(15.5)	(16.8)	—	—
Prior service cost amortization	1.0	1.0	0.1	0.1
Amortization of actuarial losses	3.5	1.3	0.6	0.1
Net periodic benefit cost	$4.3	$0.7	$5.0	$4.5

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

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified schedule contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of March 31, 2015, SCE&G’s investment in the New Units totaled $2.9 billion, for which the financing costs on $2.4 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule, including 146 milestones within that schedule, and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In October 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC also approved an 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule, including those related to fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules have been and remain focus areas of the Consortium, including sub-modules for module CA01, which houses components inside the containment vessel. Module CA01 and shield building modules are considered critical path items for both New Units. The delivery schedule of sub-modules for CA01 is expected to support completion of on-site fabrication to allow CA01 to be ready for placement on the nuclear island of Unit 2 during the first half of 2015.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result was a revised, fully integrated project schedule with timing of specific construction activities (Revised, Fully-Integrated Construction Schedule) along with related cost information.

The Revised, Fully-Integrated Construction Schedule indicated that the substantial completion of Unit 2 was expected to occur in mid-June 2019 and that the substantial completion of Unit 3 was expected to be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. The Consortium continues to refine and update the Revised, Fully-Integrated Construction Schedule as designs are finalized, as construction progresses, and as additional information is received.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of April 30, 2015, 105 milestones have been completed, and three of the remaining milestones have not been completed within their 18-month contingency periods. In light of the Revised, Fully Integrated Schedule, it is anticipated that the completion dates for a substantial number of the remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are projected to exceed amounts currently approved by the SCPSC of $4.5 billion and $5.8 billion, respectively.

As such, in March 2015 SCE&G petitioned the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition included certain updated owner's costs ($245 million) and other capital costs ($453 million) which, if approved, would reset projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) to $5.2 billion and $6.8 billion, respectively. These projections include cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G has not accepted responsibility and which may be the subject of dispute. As such, the petition does not reflect the resolution of negotiations.

The SCPSC will hold a public hearing related to the petition in July 2015. While the BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G, SCE&G cannot predict the outcome of this regulatory process. As discussed in Note 2, SCE&G expects the SCPSC to issue its order on the petition in September 2015.

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

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in November 2012, SCE&G’s estimated cost would be approximately $500 million for the additional 5% interest being acquired from Santee Cooper. This cost figure is expected to be higher in light of the delays and related costs discussed above.

Nuclear Production Tax Credits

The IRS has notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could total as much as approximately $1.4 billion. Such credits would be earned over the first eight years of each New Unit's operations and would be realized by SCE&G over those years or during allowable carry-forward periods. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation. SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

SCE&G

The EPA issued a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The proposed rule was issued on January 8, 2014 and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without carbon capture and sequestration capabilities. The Company is evaluating the proposed rule, but does not plan to construct new coal-fired units in the near future. In addition, on June 2, 2014, the EPA issued proposed emission guidelines for states to follow in developing plans to address GHG emissions from existing units. These guidelines are expected to be made final in late summer 2015, and include state-specific rate based goals for carbon dioxide emissions.

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

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for generating facilities to meet the standards, and the Company's evaluation of the rule is ongoing. The Company's decision to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1) along with other actions are expected to result in the Company's compliance with MATS. On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities. SCE&G and GENCO have received a one year extension (until April 2016) to comply with MATS at Cope, McMeekin, Wateree and Williams Stations. These extensions will allow time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants that will enhance the control of certain MATS-regulated pollutants.

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

On April 17, 2015, the EPA's final rule for CCR was published in the Federal Register and will become effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act. In addition, this rule imposes certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. While this rule is still being evaluated, SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $19.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At March 31, 2015, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35.2 million and are included in regulatory assets.

PSNC Energy

PSNC Energy is responsible for environmental clean-up at five sites in North Carolina on which MGP residuals are present or suspected. Actual remediation costs for these sites will depend on a number of factors, such as actual site conditions, third-party claims and recoveries from other potentially responsible parties. PSNC Energy has recorded a liability and associated regulatory asset of approximately $1.0 million, the estimated remaining liability at March 31, 2015. PSNC Energy expects to recover through rates any cost allocable to PSNC Energy arising from the remediation of these sites.

10.	SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table.  The Company uses operating income to measure profitability for its regulated operations; therefore, net income is not allocated to the Electric Operations and Gas Distribution segments.  The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments.  Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation.  All Other includes the parent company, a services company and other nonreportable segments that were insignificant for all periods presented. In addition, All Other includes gains from the sales of CGT and SCI (see Note 11) and their operating results and assets prior to their sale in the first quarter of 2015. CGT and SCI were nonreportable segments during all periods presented. For the period ended March 31, 2015, operating income and net income for All Other include $235 million and $202 million, respectively, related to the sales of CGT and SCI. External revenue and intersegment revenue for All Other related to CGT and SCI were not significant during any period presented.

Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended March 31, 2015
Electric Operations	$629	—	$199	n/a
Gas Distribution	368	—	96	n/a
Retail Gas Marketing	204	—	n/a	$27
Energy Marketing	187	$35	n/a	6
All Other	4	114	238	207
Adjustments/Eliminations	(3)	(149)	53	160
Consolidated Total	$1,389	$—	$586	$400

Three Months Ended March 31, 2014
Electric Operations	$678	$2	$198	n/a
Gas Distribution	455	—	97	n/a
Retail Gas Marketing	220	—	n/a	$22
Energy Marketing	234	53	n/a	7
All Other	9	110	8	4
Adjustments/Eliminations	(6)	(165)	47	160
Consolidated Total	$1,590	$—	$350	$193

	March 31,	December 31,
Segment Assets	2015	2014
Electric Operations	$10,300	$10,182
Gas Distribution	2,504	2,487
Retail Gas Marketing	155	140
Energy Marketing	128	150
All Other	1,494	1,474
Adjustments/Eliminations	1,825	2,419
Consolidated Total	$16,406	$16,852

11.    DISPOSITIONS

In December 2014, SCANA entered into definitive agreements to sell CGT and SCI. CGT is an interstate natural gas pipeline regulated by FERC that transports natural gas in South Carolina and southeastern Georgia, and it was sold to Dominion Resources, Inc. SCI provides fiber optic communications and other services and builds, manages and leases communications towers in several southeastern states, and it was sold to a subsidiary of Spirit Communications. These sales closed in the first quarter of 2015. The pre-tax gain on the sales recognized during the first quarter of 2015 was approximately $342 million. As further described in Note 1, the pre-tax gain from the sale of CGT is included within Operating Income and the pre-tax gain from the sale of SCI is included within Other Income (Expense) on the consolidated income statement.

CGT and SCI operate principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. In addition, neither CGT nor SCI met accounting criteria for disclosure as a reportable segment and were included within All Other in Note 10. The sales of CGT and SCI did not represent a strategic shift that will have a major effect on SCANA's operations; therefore, these sales do not meet the criteria for classification as discontinued operations.

The carrying values of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet as of December 31, 2014, were as follows:

Millions of dollars	CGT	SCI	Total
Assets Held for Sale
Utility Plant, Net	$288.4	—	$288.4
Nonutility Property and Investments, Net	0.6	$40.1	40.7
Current Assets	6.5	3.9	10.4
Deferred Debits and Other Assets	0.9	0.2	1.1
Total Assets Held for Sale	296.4	44.2	340.6

Liabilities Held for Sale
Current Liabilities	$3.5	$2.2	$5.7
Deferred Credits and Other Liabilities	42.9	3.1	46.0
Total Liabilities Held for Sale	$46.4	$5.3	$51.7

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
AS COMPARED TO THE CORRESPONDING PERIOD IN 2014

Earnings Per Share

The Company reports earnings as determined in accordance with accounting principles generally accepted in the United States of America (GAAP). Management believes that, in addition to reported earnings under GAAP, the Company's GAAP-adjusted weather-normalized net earnings provides a meaningful representation of its fundamental earnings power and can aid in performing period-over-period financial analysis and comparison with peer group data. In management's opinion, in addition to operating income for regulated businesses, GAAP-adjusted weather-normalized net earnings is a useful indicator of the financial results of the Company's primary businesses. This measure is also a basis for management's provision of earnings guidance and growth projections, and it is used by management in making resource allocation and other budgetary and operational decisions including determining eligibility for certain incentive compensation payments. This non-GAAP performance measure is not intended to replace the GAAP measure of net earnings, but is offered as a supplement to it. A reconciliation of reported (GAAP) earnings per share to GAAP-adjusted weather-normalized net earnings per share is provided in the table below:

	2015	2014
Reported (GAAP) earnings per share	$2.80	$1.37
Deduct:
Gain on sale of CGT	0.95	—
Gain on sale of SCI	0.46	—
SCE&G Electric - effect of abnormal weather	0.05	0.10
GAAP-adjusted weather-normalized net earnings per share	$1.34	$1.27

Earnings per share on a GAAP basis increased primarily due to gains on the sales of CGT and SCI, higher electric margins (resulting primarily from the customer growth and base rate increases under the BLRA), and lower operation and maintenance expenses. These increases were partially offset by lower gas margins, higher property taxes, higher interest cost, and dilution from additional shares outstanding, as further discussed below.

Discussion of above adjustments:

The sales of CGT and SCI were closed in the first quarter of 2015. These subsidiaries operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. Therefore, CGT and SCI were not a part of the Company's core business. See Note 11 to the condensed consolidated financial statements.

SCE&G estimates the effects of abnormal weather on its electric business by comparing actual temperatures in its service territory to a 15-year rolling average of temperatures. The result is used in developing an estimate of electric margin revenue, using average margin rates, attributable to the effects of abnormal weather.

Management believes that all of the above adjustments are appropriate in determining the non-GAAP financial performance measure. Such non-GAAP measure reflects management's decision that wholesale gas transportation and telecommunications operations were not a part of the Company's core businesses and would not align with the Company's commitment to serve retail customers on a long-term basis. The non-GAAP measure also provides a consistent basis upon which to measure performance by excluding the effects on per share earnings of abnormal weather in the electric business.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2015:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 20, 2015	$0.5450	March 10, 2015	April 1, 2015
April 30, 2015	$0.5450	June 10, 2015	July 1, 2015

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014
Operating revenues	$630.3	(7.3)%	$679.9
Less: Fuel used in generation	174.5	(18.4)%	213.8
Purchased power	12.8	(48.8)%	25.0
Margin	$443.0	0.4%	$441.1

Electric margin increased primarily due to base rate increases under the BLRA ($16.0 million) and residential and commercial customer growth ($4.0 million).  These increases were mostly offset by the effects of weather ($10.4 million), lower industrial margins ($4.1 million), lower residential and commercial average use ($0.7 million) and lower collections under the Company’s rate rider for pension costs ($2.6 million). The effects on electric margin of changes in the pension rider are offset by changes in other operating expenses.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2015	Change	2014
Residential	2,092	(2.7)%	2,151
Commercial	1,715	(2.0)%	1,750
Industrial	1,468	1.0%	1,453
Other	140	—%	140
Total Retail Sales	5,415	(1.4)%	5,494
Wholesale	246	0.8%	244
Total Sales	5,661	(1.3)%	5,738

Retail sales volume decreased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014
Operating revenues	$368.1	(19.1)%	$455.2
Less: Gas purchased for resale	204.7	(30.0)%	292.5
Margin	$163.4	0.4%	$162.7

Margin increased primarily due to residential and commercial customer growth of $3.6 million. These increases were partially offset by lower average usage at SCE&G of $1.0 million and a SCPSC-approved decrease in retail gas base rates under the RSA which became effective in November 2014 at SCE&G of $1.8 million.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

Classification (in thousands)	2015	Change	2014
Residential	24,480	(5.8)%	25,981
Commercial	11,992	(6.1)%	12,767
Industrial	5,130	(3.8)%	5,333
Transportation	10,169	0.6%	10,106
Total	51,771	(4.5)%	54,187

Residential and commercial firm sales volumes decreased due to the effects of weather and lower average use. These decreases were partially offset by customer growth. Commercial and industrial interruptible volumes decreased due to curtailments at SCE&G. Transportation volumes increased due to customers shifting to transportation only service, partially offset by a transportation customer being offline for most of the first quarter of 2015 at PSNC Energy.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2015	Change	2014
Operating revenues	$204.7	(7.0)%	$220.2
Net income	26.9	20.6%	22.3

Operating revenues decreased in 2015 due to lower demand. Net income increased in 2015 due to lower commodity costs and lower bad debt expense related primarily to lower revenues.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2015	Change	2014
Operating revenues	$221.4	(22.8)%	$286.7
Net income	5.6	(13.8)%	6.5

Operating revenues decreased due to lower market prices and lower demand. Net income declined due to higher transportation costs.

 Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter
Millions of dollars	2015	Change	2014
Other operation and maintenance	$172.5	(4.3)%	$180.3
Depreciation and amortization	96.1	1.3%	94.9
Other taxes	59.4	3.1%	57.6

Other operation and maintenance expenses decreased primarily due to lower labor expenses (including effects of the lower pension rider) of $5.0 million, lower storm expenses of $2.2 million and by $3.9 million due to the sale of CGT. These decreases were partially offset by higher electric operating expenses of $1.7 million, DSM Programs cost amortization of $0.3 million, and other general expenses of $0.7 million. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income. Excluding the effects of the gain on the sale of SCI, other income (expense) increased primarily due to the recognition in the first quarter of 2015, pursuant to SCPSC orders, of $4.4 million of gains realized upon the late 2013 settlement of certain interest rate derivative contracts which were previously recorded as regulatory liabilities. Such gain recognition was offset by downward adjustments to revenues in connection with SCE&G's DSM Programs reflected within electric margin.

AFC decreased in 2015 due to lower AFC rates.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended March 31, 2015 were higher than for the same period in 2014 primarily due to higher income before taxes. Income before taxes was higher in 2015 primarily due to the sale of CGT and SCI. The effective tax rate for 2015 was higher than the rate for 2014 primarily due to discrete tax items related to the sales of CGT and SCI.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  The Company’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2015 was 8.70 and 4.42, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A.  The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At March 31, 2015, the Company had net available liquidity of approximately $1.2 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.8 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2019. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities.  The Company’s long-term debt portfolio has a weighted average maturity of approximately 18 years at a weighted average effective interest rate of 5.7%.  Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed.  To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

SCANA issued approximately $14 million of common stock during the three months ended March 31, 2015 through various compensation and dividend reinvestment plans.

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2015 through 2017, which are subject to continuing review and adjustment, are $940 million in 2015, $1,007 million in 2016, and $899 million in 2017.

For additional information, see Note 4 to the consolidated financial statements.

OTHER MATTERS

In June 2014, the Distributed Energy Resource Act became law in South Carolina.  Among other things, this law (i) authorizes SCE&G, at its discretion, to implement a DER program and recover the reasonable and prudent costs incurred in implementing such a program, (ii) permits non-utilities and utilities to lease renewable electric generation facilities to homeowners and businesses, and (iii) requires the SCPSC to establish a net energy metering rate methodology. On March 30, 2015, the SCPSC approved a net energy metering methodology. A hearing before the SCPSC related to specific DER programs proposed by SCE&G is scheduled to begin June 2, 2015.

As Georgia's regulated provider, SCANA Energy provides service to low-income customers and customers unable to obtain or maintain natural gas service from other marketers at rates approved by the GPSC, and SCANA Energy receives funding from the Universal Service Fund to offset some of the bad debt associated with the low-income group. SCANA Energy's current term as the regulated provider is scheduled to end on August 31, 2015. SCANA Energy submitted a bid to serve as the regulated provider for a two-year period ending August 31, 2017. The GPSC is expected to make its decision in the second quarter of 2015.

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Interest rates on substantially all of the Company's outstanding long-term debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future. The Company uses various financial instruments to manage interest rate risk on anticipated debt issuances. Changes in the fair value of these instruments during the three months ended March 31, 2015 have resulted in the recording of significant derivative financial instrument liabilities and a corresponding increase in deferred losses on interest rate derivatives within regulatory assets.

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

	Expected Maturity			Expected Maturity
Futures - Long	2015	2016	Options Purchased Call - Long	2015	2016
Settlement Price (a)	2.82	3.13	Strike Price (a)	3.74	3.72
Contract Amount (b)	12.9	4.6	Contract Amount (b)	19.1	18.8
Fair Value (b)	10.0	4.2	Fair Value (b)	0.4	1.1

Futures - Short	2015	2016
Settlement Price (a)	2.79	3.15
Contract Amount (b)	0.3	1.3
Fair Value (b)	0.2	1.3

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2015	2016	2017	2018
Commodity Swaps:
Pay fixed/receive variable (b)	49.9	28.5	6.4	3.6
Average pay rate (a)	3.7910	3.9134	4.1944	4.2421
Average received rate (a)	2.8203	3.1318	3.3684	3.4496
Fair value (b)	37.1	22.8	5.1	2.9
Pay variable/receive fixed (b)	29.8	17.2	5.0	2.9
Average pay rate (a)	2.7972	3.1204	3.3654	3.4496
Average received rate (a)	3.8441	4.0833	4.2136	4.2471
Fair value (b)	41.0	22.6	6.3	3.6
Basis Swaps:
Pay variable/receive variable (b)	7.2	1.0	0.9	—
Average pay rate (a)	2.8008	3.1763	3.4030	—
Average received rate (a)	2.7742	3.1592	3.4084	—
Fair value (b)	7.1	1.0	0.9	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2015, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2015, SCANA’s disclosure controls and procedures were effective.  There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2015 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY FINANCIAL SECTION
ITEM 1.    FINANCIAL STATEMENTS
SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	March 31, 2015	December 31, 2014
Assets
Utility Plant In Service	$10,739	$10,650
Accumulated Depreciation and Amortization	(3,716)	(3,667)
Construction Work in Progress	3,451	3,302
Plant to be Retired, Net	164	169
Nuclear Fuel, Net of Accumulated Amortization	317	329
Utility Plant, Net ($716 and $675 related to VIEs)	10,955	10,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	67	67
Assets held in trust, net-nuclear decommissioning	115	113
Other investments	2	2
Nonutility Property and Investments, Net	184	182
Current Assets:
Cash and cash equivalents	10	100
Receivables, net of allowance for uncollectible accounts of $3 and $4	490	524
Affiliated receivables	19	109
Inventories (at average cost):
Fuel and gas supply	119	131
Materials and supplies	131	129
Prepayments	79	154
Other current assets	170	99
Total Current Assets ($121 and $158 related to VIEs)	1,018	1,246
Deferred Debits and Other Assets:
Pension asset	11	10
Regulatory assets	1,817	1,745
Other	149	141
Total Deferred Debits and Other Assets ($45 and $50 related to VIEs)	1,977	1,896
Total	$14,134	$14,107

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2015	December 31, 2014
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,556	$2,560
Retained Earnings	2,130	2,077
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	4,683	4,634
Noncontrolling Interest	126	123
Total Equity	4,809	4,757
Long-Term Debt, net	4,293	4,299
Total Capitalization	9,102	9,056
Current Liabilities:
Short-term borrowings	610	709
Current portion of long-term debt	10	10
Accounts payable	181	294
Affiliated payables	365	180
Customer deposits and customer prepayments	66	61
Taxes accrued	120	170
Interest accrued	57	64
Dividends declared	71	74
Derivative financial instruments	289	208
Other	45	99
Total Current Liabilities	1,814	1,869
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,703	1,696
Deferred investment tax credits	27	28
Asset retirement obligations	539	536
Postretirement benefits	220	195
Regulatory liabilities	621	610
Other	108	117
Total Deferred Credits and Other Liabilities	3,218	3,182
Commitments and Contingencies (Note 9)	—	—
Total	$14,134	$14,107

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2015	2014
Operating Revenues:
Electric	$630	$680
Gas	142	179
Total Operating Revenues	772	859
Operating Expenses:
Fuel used in electric generation	174	214
Purchased power	13	25
Gas purchased for resale	74	109
Other operation and maintenance	139	142
Depreciation and amortization	80	78
Other taxes	55	52
Total Operating Expenses	535	620
Operating Income	237	239
Other Income (Expense):
Other income	9	3
Other expense	(8)	(6)
Interest charges, net of allowance for borrowed funds used during construction of $3 and $3	(59)	(56)
Allowance for equity funds used during construction	5	5
Total Other Income (Expense)	(53)	(54)
Income Before Income Tax Expense	184	185
Income Tax Expense	58	59
Net Income	126	126
Net Income Attributable to Noncontrolling Interest	(4)	(3)
Earnings Available to Common Shareholder	$122	$123

Dividends Declared on Common Stock	$71	$64

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2015	2014
Net Income	$126	$126

Total Comprehensive Income	126	126
Comprehensive income attributable to noncontrolling interest	(4)	(3)
Comprehensive income available to common shareholder	$122	$123

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2015	2014
Cash Flows From Operating Activities:
Net income	$126	$126
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	1	1
Deferred income taxes, net	7	5
Depreciation and amortization	82	78
Amortization of nuclear fuel	13	15
Allowance for equity funds used during construction	(5)	(5)
Carrying cost recovery	(3)	(2)
Changes in certain assets and liabilities:
Receivables	22	(23)
Inventories	—	19
Prepayments	75	7
Regulatory assets	(74)	(107)
Regulatory liabilities	6	(94)
Accounts payable	(20)	27
Taxes accrued	(50)	(127)
Interest accrued	(7)	(11)
Pension and other post retirement benefits	22	(2)
Derivative financial instruments	81	40
Other assets	(3)	15
Other liabilities	(49)	81
Net Cash Provided From Operating Activities	224	43
Cash Flows From Investing Activities:
Property additions and construction expenditures	(319)	(260)
Proceeds from investments (including derivative collateral returned)	274	4
Purchase of investments (including derivative collateral posted)	(356)	(9)
Investment in affiliate	80	—
Net Cash Used For Investing Activities	(321)	(265)
Cash Flows From Financing Activities:
Repayment of long-term debt	(8)	(9)
Dividends	(74)	(62)
Contributions (to) from parent	(4)	20
Short-term borrowings –affiliate, net	192	7
Short-term borrowings, net	(99)	206
Net Cash Provided From Financing Activities	7	162
Net Decrease In Cash and Cash Equivalents	(90)	(60)
Cash and Cash Equivalents, January 1	100	92
Cash and Cash Equivalents, March 31	$10	$32

Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $3 and $3)	$62	$62
– Income taxes paid (received)	(83)	59

Noncash Investing and Financing Activities:
Accrued construction expenditures	76	97
Capital leases	2	1

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three Months Ended March 31, 2015 and 2014
(Unaudited)

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2014.  These are interim financial statements and, due to the seasonality of Consolidated SCE&G’s business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported.

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

Variable Interest Entities

SCE&G has determined that it has a controlling financial interest in GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, the accompanying condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, SCE&G’s parent. Accordingly, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in Consolidated SCE&G’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $498 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

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

New Accounting Matters

In May 2014, the FASB issued new accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Currently, Consolidated SCE&G would be required to adopt the new guidance in the first quarter of 2017, and early adoption would not be permitted. However, the FASB may defer the adoption of this guidance for one year.  Consolidated SCE&G has not determined the impact this guidance will have on its results of operations, cash flows or financial position.

In April 2015, the FASB issued new accounting guidance intended to simplify the presentation of debt issuance costs by requiring that such costs be deducted from the carrying amounts related to debt liabilities when presented in the balance sheet. As permitted, Consolidated SCE&G expects to early adopt this new guidance in the fourth quarter of 2015.  Consolidated SCE&G does not expect the adoption of this guidance to have a significant impact on its financial position.  The guidance will not affect Consolidated SCE&G’s results of operations or cash flows.

In April 2015, the FASB issued new accounting guidance related to fees paid by a customer in a cloud computing arrangement.  Among other things, the new guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. Consolidated SCE&G expects to adopt this new guidance in the first quarter of 2016. Consolidated SCE&G is evaluating this guidance and has not determined what impact it will have on its results of operations, cash flows or financial position.

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

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel. As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014. The impact of changes to the Nuclear Waste Act fee is considered during annual fuel rate proceedings.

By order dated April 30, 2015, the SCPSC approved a settlement agreement among SCE&G, the ORS, and the SCEUC in which SCE&G agreed to decrease the total fuel cost component of its retail electric rates. Under this order, SCE&G is to recover an amount equal to its under-collected balance of base fuel and variable environmental costs as of April 30, 2015, which is estimated to be $36.1 million, over a 12-month period beginning with the first billing cycle of May 2015.

On February 9, 2015, SCE&G petitioned the SCPSC for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. SCE&G's DER program is structured to achieve, no later than December 31, 2020, renewable energy facilities within South Carolina with an aggregate amount of installed nameplate generating capacity equal to at least two percent of the previous five-year average of SCE&G's retail peak demand. A public hearing on this matter has been scheduled to begin on June 2, 2015.

Electric - Base Rates

In October 2013, SCE&G received an accounting order from the SCPSC directing it to remove from rate base deferred income tax assets arising from capital expenditures related to the New Units and to accrue carrying costs (recorded as a regulatory asset) on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate, and $1.9 million and $1.2 million of such carrying costs were accrued within other income during each of the three months ended March 31, 2015 and 2014, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax deprecation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

    SCE&G files an IRP with the SCPSC annually which evaluates future electric generation needs based on a variety of factors, including customer energy demands, EPA regulations, reserve margins and fuel costs. SCE&G previously identified six coal-fired units that it has subsequently retired or intends to retire by 2020, subject to future developments in environmental regulations, among other matters. Three of these units were retired by December 31, 2013, and their net carrying value is recorded in regulatory assets as unrecovered plant and is being amortized over the units' previously estimated remaining useful lives as approved by the SCPSC. The net carrying value of the remaining units is included in Plant to be Retired, Net. In connection with their retirement, SCE&G expects to be allowed a recovery of and a return on the net carrying value of these remaining units through rates. In the meantime, these units remain in rate base, and SCE&G continues to depreciate them using composite straight-line rates approved by the SCPSC.

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

Year	Effective	Amount
2015	First billing cycle of May	$32.0 million
2014	First billing cycle of May	$15.4 million
2013	First billing cycle of May	$16.9 million

Other activity related to SCE&G’s DSM Programs is as follows:

•
In May 2013 the SCPSC ordered the deferral as a regulatory asset of one-half of net lost revenues and provided for their recovery over a 12-month period beginning with the first billing cycle in May 2014.

•
In April 2014 the SCPSC approved SCE&G’s request to (1) recover one-half of the balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2014 and to recover the remaining balance of allowable costs beginning with bills rendered on and after the first billing cycle of May 2015, (2) utilize approximately $17.8 million of the gains from the late 2013 settlement of certain interest rate derivative instruments, previously deferred as regulatory liabilities, to offset a portion of the net lost revenues component of SCE&G’s DSM Programs rider, and (3) apply $5.0 million of its storm damage reserve and $5.0 million of the gains from the settlement of certain interest rate derivative instruments, to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets resulting from the May 2013 order.

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

On March 12, 2015, SCE&G petitioned the SCPSC seeking approval of an updated construction milestone schedule and capital cost schedule for the New Units. The updated construction schedule reflects new substantial completion dates for Units 2 and 3 of June 2019, and June 2020, respectively. The petition also incorporates in the construction cost schedules approximately $698 million (SCE&G’s portion in 2007 dollars) in incremental capital costs that have been identified since the last approved order in November 2012, of which $539 million (SCE&G’s portion in 2007 dollars) are associated with construction delays and other contested costs. The total project capital cost is now estimated at approximately $5.2 billion (SCE&G’s portion in 2007 dollars) or $6.8 billion including escalation and allowance for funds used during construction (SCE&G’s portion in future dollars). As noted in the petition, the construction and capital cost schedules are subject to continuing review and negotiations by the parties. In making this filing, SCE&G does not waive any claims related to delay and other related contested costs with the Consortium. A public hearing on this matter is scheduled to begin on July 21, 2015, and the SCPSC is expected to issue its order in September 2015. See Note 9.

In May 2015, SCE&G expects to file an application to recover through revised rates the financing cost of incremental construction work in progress incurred for new nuclear generation since the last rate action described above.  Any additional financing cost recovery approved by the SCPSC would be expected to  be effective for bills rendered on and after October 30, 2015.  It is expected that such rate action would be contingent upon a favorable SCPSC order on the March 2015 petition.

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2014	0.6%	Decrease	$2.6 million
2013	No change		-

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2014 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent.

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

Millions of dollars	March 31, 2015	December 31, 2014
Regulatory Assets:
Accumulated deferred income taxes	$276	$278
Under collections – electric fuel adjustment clause	4	20
Environmental remediation costs	35	36
AROs and related funding	350	347
Franchise agreements	25	26
Deferred employee benefit plan costs	305	310
Planned major maintenance	—	2
Deferred losses on interest rate derivatives	549	453
Deferred pollution control costs	35	36
Unrecovered plant	132	137
DSM Programs	58	56
Carrying costs on deferred tax assets related to nuclear construction	11	9
Other	37	35
Total Regulatory Assets	$1,817	$1,745

Regulatory Liabilities:
Accumulated deferred income taxes	$16	$17
Asset removal costs	510	505
Storm damage reserve	6	6
Deferred gains on interest rate derivatives	82	82
Planned major maintenance	7	—
Total Regulatory Liabilities	$621	$610

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

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, pursuant to specific SCPSC orders.  SCE&G collects and accrues $18.4 million annually for fossil fueled turbine/generation equipment maintenance and collects and accrues $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense over periods up to approximately 50 years except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC.

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

DSM Programs represent deferred costs associated with such programs.  As a result of an April 2015 SCPSC order, deferred costs are currently being recovered over approximately five years through an approved rate rider.

Carrying costs on deferred tax assets related to nuclear construction represent accrued carrying costs on accumulated deferred income tax assets associated with the New Units which are not part of electric base rates. These carrying costs are computed using weighted average debt cost of capital and will be amortized over ten years beginning in approximately 2021.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. During the first quarter of 2015, no amounts were applied to offset incremental storm damage costs.

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

3.	EQUITY

Changes in common equity during the three months ended March 31, 2015 and 2014 were as follows:

	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
Millions	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2015	40	$2,560	$2,077	$(3)	$123	$4,757
Earnings available to common shareholder			122		4	126
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			122	—	4	126
Capital returned to parent		(4)				(4)
Cash dividend declared			(69)		(1)	(70)
Balance at March 31, 2015	40	$2,556	$2,130	$(3)	$126	$4,809

Balance at January 1, 2014	40	$2,479	$1,896	$(3)	$117	$4,489
Earnings available to common shareholder			123		3	126
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			123	—	3	126
Capital contributions from parent		20				20
Cash dividend declared			(62)		(2)	(64)
Balance at March 31, 2014	40	$2,499	$1,957	$(3)	$118	$4,571

SCE&G had 50 million shares of common stock authorized as of March 31, 2015 and December 31, 2014. SCE&G had 20 million shares of preferred stock authorized as of March 31, 2015 and December 31, 2014, of which 1,000 shares at a stated value of $100,000 were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	March 31, 2015	December 31, 2014
Lines of credit:
Total committed long-term	$1,400	$1,400
Outstanding commercial paper (270 or fewer days)	$610	$709
Weighted average interest rate	0.54%	0.52%
Letters of credit supported by LOC	$0.3	$0.3
Available	$790	$691

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.2 billion (of which $500 million relates to Fuel Company), which expire in October 2019. In addition, SCE&G is a party to a three-year credit agreement in the amount of $200 million, which expires in October 2016. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N. A. and Morgan Stanley Bank, N.A. each provide 10.7% of the aggregate $1.4 billion credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch and UBS Loan Finance LLC each provide 8.9% and Branch Banking and Trust Company, Union Bank, N.A. and U.S. Bank National Association each provide 6.3%.  Two other banks provide the remaining support. Consolidated SCE&G pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

Consolidated SCE&G participates in a utility money pool with SCANA and certain other subsidiaries of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At March 31, 2015, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $275.5 million. At December 31, 2014, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $83.0 million and money pool investments due from an affiliate of $80.0 million.

5.	INCOME TAXES

During 2013 and 2014, SCANA amended certain of its tax returns to claim certain tax-defined research and development deductions and credits. In connection with these filings, Consolidated SCE&G recorded an unrecognized tax benefit of $16 million. If recognized, $13 million of the tax benefit would affect Consolidated SCE&G’s effective tax rate. It is reasonably possible that this tax benefit will increase by an additional $2 million within the next 12 months. It is also reasonably possible that this tax benefit may decrease by $7 million within the next 12 months. No other material changes in the status of Consolidated SCE&G’s tax positions have occurred through March 31, 2015.

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

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements. Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges, and all related fair value changes and settlement amounts are recorded as regulatory assets or liabilities. Interest rate derivatives entered into before October 2013 were designated as cash flow hedges, and for such instruments only the effective portion of fair value changes and settlement amounts are recorded in regulatory assets or regulatory liabilities. Upon settlement, losses on swaps are amortized over the lives of related debt issuances, and gains are applied to under-collected fuel, are amortized to interest expense or are applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

GENCO was party to an interest rate swap designated as a cash flow hedge with a notional amount of $36.4 million at March 31, 2015 and $36.4 million at December 31, 2014. SCE&G was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.3 billion at March 31, 2015 and $1.1 billion at December 31, 2014, respectively.

The fair value of interest rate derivatives (each of which was a liability derivative for all periods presented) was reflected in the condensed consolidated balance sheet as follows:

Fair Values of Derivative Instruments	Liability Derivatives
	Balance Sheet	Fair
Millions of dollars	Location	Value
As of March 31, 2015
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments	$1
	Other deferred credits and other liabilities	10
Total		$11

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments	$288
	Other deferred credits and other liabilities	30
Total		$318

As of December 31, 2014
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments	$1
	Other deferred credits and other liabilities	8
Total		$9

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments	$207
	Other deferred credits and other liabilities	17
Total		$224

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended March 31,
Interest rate contracts	$(2)	$(3)	Interest expense	—	$(1)

As of March 31, 2015, Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.3 million as an increase to interest expense, assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant in each of the three ended March 31, 2015 and 2014, respectively.

Derivatives not designated as Hedging Instruments	Loss Deferred in Regulatory Accounts			Gain Reclassified from Deferred Accounts into Income
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended March 31,
Interest rate contracts	$(94)	$(112)	Other income	$4	—

As of March 31, 2015, Consolidated SCE&G expects that during the next 12 months reclassifications from other current liabilities and deferred regulatory accounts to earnings arising from derivatives not designated as hedges will include $0.7 million as an increase to other income.

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

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that may require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of March 31, 2015 and December 31, 2014, Consolidated SCE&G has posted $188.6 million and $107.1 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Prepayments and other on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of March 31, 2015 and December 31, 2014, Consolidated SCE&G could have been required to post an additional $140.7 million and $125.9 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of March 31, 2015 and December 31, 2014 is $329.3 million and $233.0 million, respectively.

As noted previously, Consolidated SCE&G did not have interest rate derivatives in a net asset position for any period presented.

Information related to Consolidated SCE&G's derivative liabilities follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Posted
As of March 31, 2015
Interest rate contracts	$329	—	$329	—	$(189)	$140

Balance Sheet Location	Derivative financial instruments		$289
	Other deferred credits and other liabilities		40
	Total		$329

As of December 31, 2014
Interest rate contracts	$233	—	$233	—	$(107)	$126

Balance Sheet Location	Derivative financial instruments		$208
	Other deferred credits and other liabilities		25
			$233

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data.  These fair values are considered to be Level 2. The fair value of derivative liabilities were $329 million at March 31, 2015 and $233 million at December 31, 2014. Consolidated SCE&G did not have derivative assets for any period presented.

There were no Level 1 or Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

	March 31, 2015		December 31, 2014
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,303.3	$5,119.2	$4,308.6	$5,070.9

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

Pension and Other Postretirement Benefit Plans

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers the majority of all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014
Three months ended March 31,
Service cost	$4.6	$4.0	$1.1	$1.0
Interest cost	8.0	8.6	2.3	2.4
Expected return on assets	(13.0)	(14.2)	—	—
Prior service cost amortization	0.8	0.9	0.1	0.1
Amortization of actuarial losses	3.0	1.1	0.4	0.1
Net periodic benefit cost	$3.4	$0.4	$3.9	$3.6

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

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified schedule contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of March 31, 2015, SCE&G’s investment in the New Units totaled $2.9 billion, for which the financing costs on $2.4 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule, including 146 milestones within that schedule, and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In October 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

The substantial completion dates currently approved by the SCPSC for Units 2 and 3 are March 15, 2017 and May 15, 2018. The SCPSC also approved an 18-month contingency period beyond each of these dates, and for each of the 146 milestones in the schedule.

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule, including those related to fabrication and delivery of sub-modules for the New Units. The fabrication and delivery of sub-modules have been and remain focus areas of the Consortium, including sub-modules for module CA01, which houses components inside the containment vessel. Module CA01 and shield building modules are considered critical path items for both New Units. The delivery schedule of sub-modules for CA01 is expected to support completion of on-site fabrication to allow CA01 to be ready for placement on the nuclear island of Unit 2 during the first half of 2015.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result was a revised, fully integrated project schedule with timing of specific construction activities (Revised, Fully-Integrated Construction Schedule) along with related cost information.

The Revised, Fully-Integrated Construction Schedule indicated that the substantial completion of Unit 2 was expected to occur in mid-June 2019 and that the substantial completion of Unit 3 was expected to be approximately 12 months later. SCE&G has not, however, accepted the Consortium's contention that the new substantial completion dates are made necessary by delays that are excusable under the EPC Contract. The Consortium continues to refine and update the Revised, Fully-Integrated Construction Schedule as designs are finalized, as construction progresses, and as additional information is received.

As discussed above, the milestone schedule approved by the SCPSC in November 2012 provides for 146 milestone dates, each of which is subject to an 18-month schedule contingency. As of April 30, 2015, 105 milestones have been completed, and three of the remaining milestones have not been completed within their 18-month contingency periods. In light of the Revised, Fully Integrated Schedule, it is anticipated that the completion dates for a substantial number of the remaining milestone dates will also extend beyond their contingency periods. Further, capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) are projected to exceed amounts currently approved by the SCPSC of $4.5 billion and $5.8 billion, respectively.

As such, in March 2015 SCE&G petitioned the SCPSC for an order to update the BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively. In addition, that petition included certain updated owner's costs ($245 million) and other capital costs ($453 million) which, if approved, would reset projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) to $5.2 billion and $6.8 billion, respectively. These projections include cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G has not accepted responsibility and which may be the subject of dispute. As such, the petition does not reflect the resolution of negotiations.

The SCPSC will hold a public hearing related to the petition in July 2015. While the BLRA provides that the SCPSC shall grant the petition for modification if the record justifies a finding that the change is not the result of imprudence by SCE&G, SCE&G cannot predict the outcome of this regulatory process. As described in Note 2, SCE&G expects the SCPSC to issue its order on the petition in September 2015.

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

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in November

2012, SCE&G’s estimated cost would be approximately $500 million for the additional 5% interest being acquired from Santee Cooper. This cost figure is expected to be higher in light of the delays and related costs discussed above.

Nuclear Production Tax Credits

The IRS has notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could total as much as approximately $1.4 billion. Such credits would be earned over the first eight years of each New Unit's operations and would be realized by SCE&G over those years or during allowable carry-forward periods. Based on the above substantial completion dates provided by the Consortium of June 2019 and June 2020 for Units 2 and 3, respectively, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. To the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers as so realized.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation. SCE&G prepared and submitted an integrated response plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

The EPA issued a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The proposed rule was issued on January 8, 2014 and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the proposed rule, but does not plan to construct new coal-fired units in the near future. In addition, on June 2, 2014, the EPA issued proposed emission guidelines for states to follow in developing plans to address GHG emissions from existing units. These guidelines are expected to be made final in late summer 2015, and include state-specific rate based goals for carbon dioxide emissions.

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

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for generating facilities to meet the standards, and SCE&G and GENCO's evaluation of the rule is ongoing. SCE&G's decision to retire certain coal-fired units or convert them to burn natural gas and its project to build the New Units (see Note 1) along with other actions are expected to result in SCE&G's compliance with MATS. On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities. SCE&G and GENCO have received a one year extension (until April 2016) to comply with MATS at Cope, McMeekin, Wateree and Williams Stations. These extensions will allow time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants that will enhance the control of certain MATS-regulated pollutants.

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

On April 17, 2015, the EPA's final rule for CCR was published in the Federal Register and will become effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act. In addition, this rule imposes certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. While this rule is still being evaluated, SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $19.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At March 31, 2015, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $35.2 million and are included in regulatory assets.

10.	AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Prior to January 31, 2015, CGT was a wholly-owned subsidiary of SCANA, and SCE&G's transactions with CGT prior to January 31, 2015 were affiliated transactions. SCE&G's affiliated purchases from CGT totaled approximately $3.4 million and $5.5 million for the three months ended March 31, 2015 and 2014, respectively.  SCE&G's affiliated payables to CGT for transportation services were $3.3 million at December 31, 2014, and SCE&G's affiliated receivables from CGT related to such transportation services were $1.2 million at December 31, 2014.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $34.6 million and $53.4 million for the three months ended March 31, 2015 and 2014, respectively.  SCE&G’s payables to SEMI for such purposes were $10.6 million at March 31, 2015 and $12.6 million at December 31, 2014.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s total purchases from this affiliate were $70.1 million and $39.2 million for the three months ended March 31, 2015 and 2014, respectively.  SCE&G’s total sales to this affiliate were $69.7 million and $39.0 million for the three months ended March 31, 2015 and 2014, respectively. SCE&G’s receivable from this affiliate was $18.5 million at March 31, 2015 and $27.8 million at December 31, 2014.  SCE&G’s payable to this affiliate was $18.6 million at March 31, 2015 and $27.9 million at December 31, 2014.

SCANA Services provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $73.1 million and $76.2 million for the three months ended March 31, 2015 and 2014, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $48.4 million at March 31, 2015 and $47.3 million at December 31, 2014.

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

Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended March 31, 2015
Electric Operations	$630	$199	n/a
Gas Distribution	142	38	n/a
Adjustments/Eliminations	—	—	$122
Consolidated Total	$772	$237	$122

Three Months Ended March 31, 2014
Electric Operations	$680	$198	n/a
Gas Distribution	179	41	n/a
Adjustments/Eliminations	—	—	$123
Consolidated Total	$859	$239	$123

Segment Assets	March 31, 2015	December 31, 2014
Electric Operations	$10,300	$10,182
Gas Distribution	731	721
Adjustments/Eliminations	3,103	3,204
Consolidated Total	$14,134	$14,107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2014.

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2015
AS COMPARED TO THE CORRESPONDING PERIOD IN 2014

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2015	Change	2014
Net income	$126.3	0.1%	$126.2

Net income increased primarily due to higher electric margins (resulting primarily from base rate increases under the BLRA and customer growth, partially offset by milder weather), higher other income and lower operation and maintenance expenses. These increases were partially offset by lower gas margins, higher property taxes, higher depreciation expense, higher interest cost and share dilution, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2015:

Declaration Date	Amount	Quarter Ended	Payment Date
February 20, 2015	$70.7 million	March 31, 2015	April 1, 2015
April 30, 2015	$69.7 million	June 30, 2015	July 1, 2015

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014
Operating revenues	$630.3	(7.3)%	$679.9
Less: Fuel used in generation	174.5	(18.4)%	213.8
Purchased power	12.8	(48.8)%	25.0
Margin	$443.0	0.4%	$441.1

Electric margin increased primarily due to base rate increases under the BLRA ($16.0 million) and residential and commercial customer growth ($4.0 million).  These increases were mostly offset by the effects of weather ($10.4 million), lower industrial margins ($4.1 million), lower residential and commercial average use ($0.7 million) and lower collections under SCE&G’s rate rider for pension costs ($2.6 million). The effects on electric margin of changes in the pension rider are offset by changes in other operating expenses.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2015	Change	2014
Residential	2,092	(2.7)%	2,151
Commercial	1,715	(2.0)%	1,750
Industrial	1,468	1.0%	1,453
Other	140	—%	140
Total Retail Sales	5,415	(1.4)%	5,494
Wholesale	246	0.8%	244
Total Sales	5,661	(1.3)%	5,738

Retail sales volume decreased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014
Operating revenues	$142.3	(20.5)%	$178.9
Less: Gas purchased for resale	74.5	(31.8)%	109.2
Margin	$67.8	(2.7)%	$69.7

Margin decreased $1.0 million due to lower average usage and $1.8 million due to a SCPSC-approved decrease in retail gas base rates under the RSA which became effective in November 2014. These decreases were partially offset by residential and commercial customer growth of $1.6 million.

Sales volumes (in MMBTU) by class, including transportation, were as follows:

Classification (in thousands)	2015	Change	2014
Residential	7,692	(8.9)%	8,440
Commercial	4,643	(10.4)%	5,184
Industrial	4,174	(7.7)%	4,520
Transportation	1,068	63.3%	654
Total	17,577	(6.5)%	18,798

Residential and commercial firm sales volumes decreased due to the effects of weather and lower average use.  These decreases were partially offset by customer growth.  Commercial and industrial interruptible volumes decreased due to curtailments. Transportation volumes increased due to customers shifting to transportation only service.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2015	Change	2014
Other operation and maintenance	$138.7	(2.1)%	$141.7
Depreciation and amortization	79.9	2.3%	78.1
Other taxes	54.7	4.6%	52.3

Other operation and maintenance expenses decreased primarily due to lower labor expenses (including effects of the lower pension rider) of $3.7 million and lower storm expenses of $2.2 million, partially offset by higher electric operating expenses of $1.7 million, DSM Programs cost amortization of $0.3 million, and other general expenses of $0.7 million. Depreciation and amortization expense increased due to net plant additions.  Other taxes increased primarily due to higher property taxes.

Other Income (Expense)

Other income (expense) includes the results of certain incidental (non-utility) activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized.  Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income.  Other income (expense) increased primarily due to the recognition in the first quarter of 2015, pursuant to SCPSC orders, of $4.4 million of gains realized upon the late 2013 settlement of certain interest rate derivative contracts which were previously recorded as regulatory liabilities. Such gain recognition was offset by downward adjustments to revenues in connection with SCE&G's DSM Programs reflected within electric margin.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended March 31, 2015 were approximately the same as income taxes for the three months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, additional short- and long-term borrowings, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2015 was 3.93 and 3.73, respectively.

SCE&G returned approximately $4 million in equity to its parent company during the three months ended March 31, 2015.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At March 31, 2015, Consolidated SCE&G had net available liquidity of approximately $0.8 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2019. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 21 years at a weighted average effective interest rate of 5.7%. Substantially all of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2015 through 2017, which are subject to continuing review and adjustment, are $940 million in 2015, $1,007 million in 2016, and $899 million in 2017.

For additional information, see Note 4 to the consolidated financial statements.

OTHER MATTERS

In June 2014, the Distributed Energy Resource Act became law in South Carolina.  Among other things, this law (i) authorizes SCE&G, at its discretion, to implement a DER program and recover the reasonable and prudent costs incurred in implementing such a program, (ii) permits non-utilities and utilities to lease renewable electric generation facilities to homeowners and businesses, and (iii) requires the SCPSC to establish a net energy metering rate methodology.  On March 30, 2015, the SCPSC approved a net energy metering methodology. A hearing before the SCPSC related to specific DER programs proposed by SCE&G is scheduled to begin June 2, 2015.

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2015, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2015, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2015, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31	3,150	$64.17	3,150
February 1-28	79,958	$62.27	79,958
March 1-31	138,698	$55.09	138,698
Total	221,806		221,806	*

*On December 16, 2014 SCANA announced a program to convert from original issue to open market purchase of SCANA common stock for all applicable compensation and dividend reinvestment plans once the sales of certain subsidiaries were completed. These sales were completed in the first quarter of 2015. This program has no stated maximum number of shares that may be purchased and no stated expiration date.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: May 8, 2015	James E. Swan, IV
Controller
(Principal accounting officer)

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description
3.01	X		Restated Articles of Incorporation of SCANA, as adopted on April 26, 1989 (Filed as Exhibit 3-A to Registration Statement No. 33-49145 and incorporated by reference herein)
3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-B to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)
3.04		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)
3.05	X		By-Laws of SCANA as amended and restated as of February 19, 2009 (Filed as Exhibit 4.04 to Registration Statement No. 333-174796 and incorporated by reference herein)
3.06		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
10.01	X		Form of Indemnification Agreement (Filed as Exhibit 10.01 to Form 10-Q for the period ended June 30, 2012 and incorporated by reference herein)
10.02	X		General Release and Severance Agreement between SCANA and George J. Bullwinkel, Jr. (Filed herewith)
10.03	X		Independent Contractor Agreement between SCANA Services, Inc. and George J. Bullwinkel, Jr. (Filed herewith)
12.01	X	X	Statement Re Computation of Ratios (Filed herewith)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02		X	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
101. INS*	X	X	XBRL Instance Document
101. SCH*	X	X	XBRL Taxonomy Extension Schema
101. CAL*	X	X	XBRL Taxonomy Extension Calculation Linkbase
101. DEF*	X	X	XBRL Taxonomy Extension Definition Linkbase
101. LAB*	X	X	XBRL Taxonomy Extension Label Linkbase
101. PRE*	X	X	XBRL Taxonomy Extension Presentation Linkbase

*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.