Form 10-Q
period 2015-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2015-11-06
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2015
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

SEPTEMBER 30, 2015

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

(18)	the availability of skilled and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(19)	labor disputes;

(20)	performance of SCANA’s pension plan assets;

(21)	changes in taxes and tax credits, including production tax credits for new nuclear units;

(22)	inflation or deflation;

(23)	compliance with regulations;

(24)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(25)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CB&I	Chicago Bridge & Iron Company N.V.
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and Stone & Webster
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
DOE	United States Department of Energy
DSM Programs	Demand reduction and energy efficiency programs
ELG Rule	New federal effluent limitation guidelines for steam electric generating units
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRP	Integrated Resource Plan
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit

MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
October 2015 Amendment	Amendment to the EPC Contract dated October 27, 2015
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
Spirit Communications	SCTG Communications, Inc. (a wholly owned subsidiary of SCTG, LLC) d/b/a Spirit Communications
Stone & Webster	CB&I Stone & Webster, Inc., a subsidiary of CB&I
Summer Station	V. C. Summer Nuclear Station
VIE	Variable Interest Entity
WEC	Westinghouse Electric Company LLC

PART I.  FINANCIAL INFORMATION

SCANA CORPORATION FINANCIAL SECTION
ITEM 1. F INANCIAL STATEMENTS

SCANA CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2015	December 31, 2014
Assets
Utility Plant In Service	$12,692	$12,289
Accumulated Depreciation and Amortization	(4,268)	(4,088)
Construction Work in Progress	3,790	3,323
Plant to be Retired, Net	—	169
Nuclear Fuel, Net of Accumulated Amortization	305	329
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	12,729	12,232
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $122 and $122	281	284
Assets held in trust, net-nuclear decommissioning	113	113
Other investments	73	75
Nonutility Property and Investments, Net	467	472
Current Assets:
Cash and cash equivalents	54	137
Receivables, net of allowance for uncollectible accounts of $5 and $7	618	838
Inventories (at average cost):
Fuel and gas supply	164	222
Materials and supplies	147	139
Prepayments	132	320
Other current assets	106	148
Assets held for sale	—	341
Total Current Assets	1,221	2,145
Deferred Debits and Other Assets:
Regulatory assets	1,884	1,823
Other	205	180
Total Deferred Debits and Other Assets	2,089	2,003
Total	$16,506	$16,852

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2015	December 31, 2014
Capitalization and Liabilities
Common Stock - no par value (shares outstanding: September 30, 2015 - 142.9 million; December 31, 2014 - 142.7 million)	$2,391	$2,378
Retained Earnings	3,098	2,684
Accumulated Other Comprehensive Loss	(70)	(75)
Total Common Equity	5,419	4,987
Long-Term Debt, net	6,018	5,531
Total Capitalization	11,437	10,518
Current Liabilities:
Short-term borrowings	264	918
Current portion of long-term debt	16	166
Accounts payable	312	520
Customer deposits and customer prepayments	110	98
Taxes accrued	183	182
Interest accrued	85	83
Dividends declared	76	73
Liabilities held for sale	—	52
Derivative financial instruments	125	233
Other	123	208
Total Current Liabilities	1,294	2,533
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,839	1,866
Deferred investment tax credits	26	28
Asset retirement obligations	489	563
Postretirement benefits	320	315
Regulatory liabilities	859	814
Other	242	215
Total Deferred Credits and Other Liabilities	3,775	3,801
Commitments and Contingencies (Note 9)	—	—
Total	$16,506	$16,852

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2015	2014	2015	2014
Operating Revenues:
Electric	$742	$739	$2,008	$2,027
Gas - regulated	112	132	610	740
Gas - nonregulated	214	250	805	969
Total Operating Revenues	1,068	1,121	3,423	3,736
Operating Expenses:
Fuel used in electric generation	187	212	525	636
Purchased power	14	13	38	54
Gas purchased for resale	260	304	1,030	1,291
Other operation and maintenance	182	169	527	523
Depreciation and amortization	75	96	267	286
Other taxes	58	58	176	174
Total Operating Expenses	776	852	2,563	2,964
Gain on sale of CGT, net of transaction costs	—	—	235	—
Operating Income	292	269	1,095	772
Other Income (Expense):
Other income	19	18	56	103
Other expense	(16)	(12)	(44)	(39)
Gain on sale of SCI, net of transaction costs	—	—	107	—
Interest charges, net of allowance for borrowed funds used during construction of $5, $5, $12 and $13	(81)	(79)	(236)	(231)
Allowance for equity funds used during construction	8	11	20	26
Total Other Income (Expense)	(70)	(62)	(97)	(141)
Income Before Income Tax Expense	222	207	998	631
Income Tax Expense	73	63	350	198
Net Income	$149	$144	$648	$433

Basic and Diluted Earnings Per Share of Common Stock	$1.04	$1.01	$4.53	$3.06
Weighted Average Common Shares Outstanding (millions)	142.9	142.1	142.9	141.6
Dividends Declared Per Share of Common Stock	$0.545	$0.525	$1.635	$1.575

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Net Income	$149	$144	$648	$433
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $(4), $(1), $(5) and $(2)	(7)	(2)	(8)	(3)
Cash flow hedging activities reclassified to interest expense, net tax of $1, $1, $3, and $3	2	2	6	5
Cash flow hedging activities reclassified to gas purchased for resale, net of tax of $-, $-, $6, and $(3)	1	—	10	(4)
Net unrealized gains (losses) on cash flow hedging activities	(4)	—	8	(2)
Deferred cost of employee benefit plans, net of tax of $-, $-, $(2) and $-	1	1	(3)	1
Other Comprehensive Income (Loss)	(3)	1	5	(1)
Total Comprehensive Income	$146	$145	$653	$432

See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Cash Flows From Operating Activities:
Net income	$648	$433
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sale of subsidiaries	(355)	—
Losses from equity method investments	2	2
Deferred income taxes, net	(98)	63
Depreciation and amortization	276	298
Amortization of nuclear fuel	41	31
Allowance for equity funds used during construction	(20)	(26)
Carrying cost recovery	(9)	(7)
Changes in certain assets and liabilities:		—
Receivables	192	111
Inventories	2	(34)
Prepayments	196	(99)
Regulatory assets	92	(171)
Regulatory liabilities	9	(133)
Accounts payable	(85)	(18)
Taxes accrued	2	(69)
Pension and other post retirement benefits	(1)	(13)
Derivative financial instruments	(108)	105
Other assets	73	25
Other liabilities	(50)	60
Net Cash Provided From Operating Activities	807	558
Cash Flows From Investing Activities:
Property additions and construction expenditures	(851)	(778)
Proceeds from sale of subsidiaries	647	—
Proceeds from investments (including derivative collateral returned)	872	204
Purchase of investments (including derivative collateral posted)	(872)	(247)
Payments upon interest rate derivative contract settlement	(152)	(34)
Proceeds upon interest rate derivative contract settlement	10	—
Net Cash Used For Investing Activities	(346)	(855)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14	75
Proceeds from issuance of long-term debt	491	294
Repayment of long-term debt	(164)	(17)
Dividends	(231)	(220)
Short-term borrowings, net	(654)	111
Net Cash Provided From (Used for) Financing Activities	(544)	243
Net Decrease In Cash and Cash Equivalents	(83)	(54)
Cash and Cash Equivalents, January 1	137	136
Cash and Cash Equivalents, September 30	$54	$82
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $12 and $13)	$224	$225
– Income taxes	184	246
Noncash Investing and Financing Activities:
Accrued construction expenditures	85	108
Capital leases	5	4

 See Notes to Condensed Consolidated Financial Statements.

SCANA CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
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

Plant to be Retired

At December 31, 2014, SCE&G expected to retire three units that are or were coal-fired by 2020, which was prior to the end of the previously estimated useful lives over which the units were being depreciated. As such, these units were identified as Plant to be Retired. In the third quarter of 2015, in connection with the adoption of a customary depreciation study and related analysis, SCE&G determined that these three units would not likely be retired by 2020 (see Note 2), and their depreciation rates were set to recover the units' net carrying value over their respective revised useful lives. Accordingly, the net carrying value of these units is no longer classified as Plant to be Retired at September 30, 2015.

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities.  Such counterparties held 50% and 48% of PSNC Energy’s natural gas inventory at September 30, 2015 and December 31, 2014, respectively, with a carrying value of $19.1 million and $26.1 million, respectively, through either capacity release or agency relationships.  Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under supply service agreements. The agreements, which expired on March 31, 2015, were replaced with similar agreements scheduled to expire March 31, 2017.

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

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. After the FASB's delay in the effective date of the revenue guidance by one year, the Company is required to adopt this guidance in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017. The Company has not determined the impact this guidance will have on its results of operations, cash flows or financial position.

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

In April 2015, the FASB issued accounting guidance related to fees paid by a customer in a cloud computing arrangement.  Among other things, the guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. The Company has evaluated this guidance and has determined it will not significantly impact the Company’s results of operations, cash flows or financial position. The Company expects to adopt this guidance in the first quarter of 2016.

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

Pursuant to an April 2014 SCPSC order, SCE&G increased its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014. The base fuel cost increase was offset by a reduction in SCE&G's rate rider related to pension costs approved by the SCPSC in March 2014. In addition, pursuant to the April 2014 order, electric revenue for 2014 was reduced by approximately $46 million for adjustments to the fuel cost component and related under-collected fuel balance. Such adjustments are fully offset by the recognition within other income of gains realized from the late 2013 settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. The order also provided for the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs during the period May 1, 2014 through April 30, 2015.

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel. As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014. The impact of changes to the Nuclear Waste Act fee is considered during annual fuel rate proceedings.

By order dated April 30, 2015, the SCPSC approved a settlement agreement among SCE&G and certain other parties in which SCE&G agreed to decrease the total fuel cost component of retail electric rates. Under this order, SCE&G is to recover an amount equal to its under-collected balance of base fuel and variable environmental costs as of April 30, 2015, over the subsequent 12-month period beginning with the first billing cycle of May 2015.

By order dated July 15, 2015, the SCPSC approved a settlement agreement among SCE&G and certain other parties concerning SCE&G's petition for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. Under this order, SCE&G will, among other things, develop renewable energy facilities with a nameplate capacity of at least 84.5 MW by the end of 2020 and have at least 30 MW of utility-scale solar capacity in service by the end of 2016. The order also requires SCE&G to develop incentives for solar energy generated by residential and commercial customers. SCE&G will also make incentives available for residential customers receiving solar power from community solar-programs.

By order dated September 16, 2015, the SCPSC approved SCE&G's request to adopt lower depreciation rates for electric and common plant effective January 1, 2015 resulting in $29 million (or $.12 cents per share) in lower depreciation expense annually. These rates were based on the results of a depreciation study conducted by SCE&G using utility plant balances as of December 31, 2014. In connection with the adoption of the revised depreciation rates, SCE&G recorded lower depreciation expense of approximately $22 million (or $.09 cents per share) in the third quarter of 2015, and pursuant to the SCPSC order, SCE&G reduced its electric operating revenues by approximately $14.5 million (or $.06 cents per share) with an offset to under-collected fuel included within Receivables in the balance sheet. Accordingly, the Company's net income for each of the three and nine months ended September 30, 2015, increased approximately $4.5 million as a result of this change in estimate.

Electric - Base Rates

Pursuant to an SCPSC order, SCE&G removes from rate base deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three and nine months ended September 30, 2015 totaled $2.4 million and $6.5 million, respectively, and during the three and nine months ended September 30, 2014 totaled $1.6 million and $4.1 million, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

The SCPSC has approved a suite of DSM Programs for development and implementation. SCE&G offers to its retail electric customers several distinct programs designed to assist customers in reducing their demand for electricity and improving their energy efficiency. SCE&G submits annual filings to the SCPSC related to these programs which include actual program costs, net lost revenues (both forecasted and actual), customer incentives, and net program benefits, among other things. As actual DSM Program costs are incurred, they are deferred as regulatory assets (see Regulatory Assets and Regulatory Liabilities below) and recovered through a rate rider approved by the SCPSC. The rate rider also provides for recovery of net lost revenues and for a shared savings incentive. The SCPSC approved the following rate riders pursuant to the annual DSM Programs filings, which went into effect as indicated below:

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

Electric – BLRA

Under the BLRA, SCE&G may file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Through 2015, requested rate adjustments have been based on SCE&G's updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved recovery of the following amounts under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Action		Amount
2015	2.6%	Increase	$64.5	million
2014	2.8%	Increase	$66.2	million
2013	2.9%	Increase	$67.2	million

In September 2015 the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed. See Note 9.

Gas - SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2015	No change		-
2014	0.6%	Decrease	$2.6	million
2013	No change		-

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2014 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent. SCE&G's 2015 annual PGA hearing was held on November 5, 2015 and the SCPSC's decision is pending.

Gas - PSNC Energy

PSNC Energy's Rider D rate mechanism allows it to recover from customers all prudently incurred gas costs and certain related uncollectible expenses as well as losses on negotiated gas and transportation sales.

PSNC Energy establishes rates using a benchmark cost of gas approved by the NCUC, which may be periodically adjusted to reflect changes in the market price of natural gas. PSNC Energy revises its tariffs as necessary to track these changes and accounts for any over- or under-collection of the delivered cost of gas in its deferred accounts for subsequent rate consideration. The NCUC reviews PSNC Energy’s gas purchasing practices annually. In addition, PSNC Energy utilizes a CUT which allows it to adjust its base rates semi-annually for residential and commercial customers based on average per customer consumption.

In October 2015, in connection with PSNC Energy's 2015 Annual Prudence Review, the NCUC determined that PSNC Energy's gas costs, including all hedging transactions, were reasonable and prudently incurred during the 12 months ended March 31, 2015.

In May 2014, the NCUC issued an order requiring utilities to adjust rates to reflect changes in the state corporate income tax rate that had been enacted by the North Carolina legislature and to file a proposal to refund amounts previously collected on a provisional basis. Pursuant to the order, PSNC Energy lowered its rates effective July 1, 2014, and refunded the amounts previously collected through the normal operation of its Rider D rate mechanism. These amounts were not significant for any period presented.

Regulatory Assets and Regulatory Liabilities

The Company’s cost-based, rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises.  As a result, the Company has recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Other than unrecovered plant, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

Millions of dollars	September 30, 2015	December 31, 2014
Regulatory Assets:
Accumulated deferred income taxes	$284	$284
Under-collections - electric fuel adjustment clause	—	20
Environmental remediation costs	39	40
AROs and related funding	376	366
Franchise agreements	23	26
Deferred employee benefit plan costs	328	350
Planned major maintenance	—	2
Deferred losses on interest rate derivatives	538	453
Deferred pollution control costs	35	36
Unrecovered plant	128	137
DSM Programs	59	56
Carrying costs on deferred tax assets related to nuclear construction	15	9
Pipeline integrity management costs	16	9
Other	43	35
Total Regulatory Assets	$1,884	$1,823

Regulatory Liabilities:
Accumulated deferred income taxes	$22	$22
Asset removal costs	729	703
Storm damage reserve	6	6
Deferred gains on interest rate derivatives	87	82
Planned major maintenance	12	—
Other	3	1
Total Regulatory Liabilities	$859	$814

Accumulated deferred income tax liabilities that arose from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

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

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs related to generation, transmission and distribution properties, including gas pipelines. These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 110 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G is recovering these amounts through cost of service rates through approximately 2021.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under GAAP. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. Accordingly, in 2013 SCE&G began recovering through utility rates approximately $63 million of deferred pension costs for electric operations over approximately 30 years and approximately $14 million of deferred pension costs for gas operations over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, pursuant to specific SCPSC orders. SCE&G collects and accrues $18.4 million annually for fossil fueled turbine/generation equipment maintenance, and collects and accrues $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense through 2065 except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at certain coal-fired generating plants pursuant to specific regulatory orders. Such costs are being recovered through utility rates through 2045.

Unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G will amortize these amounts through cost of service rates over the units' previous estimated remaining useful lives through approximately 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represent deferred costs associated with such programs. As a result of an April 2015 SCPSC order, deferred costs are currently being recovered over approximately five years through an approved rate rider.

Carrying costs on deferred tax assets related to nuclear construction are calculated on accumulated deferred income tax assets associated with the New Units which are not part of electric rate base using the weighted average long-term debt cost of capital. These carrying costs will be amortized over ten years beginning in approximately 2021.

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

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. During the nine months ended September 30, 2015, no amounts were applied to offset incremental storm damage costs.

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

3.COMMON EQUITY

Changes in common equity during the nine months ended September 30, 2015 and 2014 were as follows:

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Shares	Retained Earnings	Gains(Losses) on Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total Common Equity
Balance as of January 1, 2015	143	$2,388	$(10)	$2,684	$(63)	$(12)	$(75)	$4,987
Net Income				648				648
Other Comprehensive Income (Loss):
Losses during the period					(8)	(3)	(11)	(11)
Reclassified from AOCI					16	—	16	16
Total Comprehensive Income (Loss)				648	8	(3)	5	653
Issuance of Common Stock	—	14	(1)					13
Dividends Declared				(234)				(234)
Balance as of September 30, 2015	143	$2,402	$(11)	$3,098	$(55)	$(15)	$(70)	$5,419

Balance as of January 1, 2014	141	$2,289	$(9)	$2,444	$(52)	$(8)	$(60)	$4,664
Net Income				433				433
Other Comprehensive Income:
Losses during the period					(3)	—	(3)	(3)
Reclassified from AOCI					1	1	2	2
Total Comprehensive Income				433	(2)	1	(1)	432
Issuance of Common Stock	1	76	(1)					75
Dividends Declared				(223)				(223)
Balance as of September 30, 2014	142	$2,365	$(10)	$2,654	$(54)	$(7)	$(61)	$4,948

Gains and losses on cash flow hedges reclassified during the nine months ended September 30, 2015 resulted in higher interest expense of $6 million and higher cost of gas purchased for resale of $10 million. Such reclassifications during the comparable period in 2014 resulted in higher interest expense of $5 million and lower cost of gas purchased for resale of $4 million.

SCANA had 200 million shares of common stock authorized as of September 30, 2015 and December 31, 2014.

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

Liquidity

SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014	September 30, 2015	December 31, 2014
Lines of credit:
Total committed long-term	$300	$300	$1,400	$1,400	$100	$100
Outstanding commercial paper ( 270 or fewer days)	$14	$179	$234	$709	$16	$30
Weighted average interest rate	0.66%	0.54%	0.44%	0.52%	0.45%	0.65%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$283	$118	$1,166	$691	$84	$70

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

Between 2013 and 2015, in addition to filing current year tax returns, the Company amended certain of its tax returns. These returns claimed certain tax-defined research and development deductions and credits. In connection with these filings, the Company recorded an unrecognized tax benefit of $18 million. If recognized, $14 million of the tax benefit would affect the Company’s effective tax rate. It is reasonably possible that this tax benefit will increase by an additional $2 million within the next 12 months. It is also reasonably possible that this tax benefit may decrease by $8 million within the next 12 months. No other material changes in the status of the Company’s tax positions have occurred through September 30, 2015.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  The Company has not recorded any interest expense or penalties associated with these positions.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

The Company recognizes all derivative instruments as either assets or liabilities in the statement of financial position and measures those instruments at fair value. The Company recognizes changes in the fair value of derivative instruments either in earnings, as a component of OCI or, for regulated subsidiaries, within regulatory assets or regulatory liabilities, depending upon the intended use of the derivative and the resulting designation.

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

In anticipation of the issuance of debt, the Company may use treasury rate locks or forward starting swap agreements that are designated as cash flow hedges. For GENCO, the effective portions of changes in fair value and payments made or received upon termination of such agreements are recorded in regulatory assets or regulatory liabilities. For the holding company or nonregulated subsidiaries, such amounts are recorded in AOCI. Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions of fair value changes are recognized in income.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of September 30, 2015
Commodity contracts	9,270,000	11,788,000	4,335,500	25,393,500
Energy management contracts (a)	—	—	32,211,282	32,211,282
Total (a)	9,270,000	11,788,000	36,546,782	57,604,782

As of December 31, 2014
Commodity contracts	6,840,000	7,951,000	3,446,720	18,237,720
Energy management contracts (b)	—	—	37,495,339	37,495,339
Total (b)	6,840,000	7,951,000	40,942,059	55,733,059

(a)  Includes an aggregate 1,246,230 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 933,893 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $120.0 million at September 30, 2015 and $124.4 million at December 31, 2014. The Company was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.2 billion at September 30, 2015 and $1.1 billion at December 31, 2014.

The fair value of interest rate and energy-related derivatives was as follows:

Fair Values of Derivative Instruments

Millions of dollars	Balance Sheet Location	Asset	Liability
As of September 30, 2015
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$4
	Other deferred credits and other liabilities		31
Commodity contracts	Other current assets		1
	Derivative financial instruments		6
Total			$42

Not designated as hedging instruments
Interest rate contracts	Other deferred debits and other assets	$6	—
	Derivative financial instruments	—	$107
	Other deferred credits and other liabilities	—	60
Energy management contracts	Other current assets	10	2
	Derivative financial instruments	—	8
	Other deferred debits and other assets	5	—
	Other deferred credits and other liabilities	—	4
Total		$21	$181

Millions of dollars	Balance Sheet Location	Asset	Liability
As of December 31, 2014
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$5
	Other deferred credits and other liabilities		28
Commodity contracts	Other current assets		1
	Derivative financial instruments		11
Total			$45

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments	—	$207
	Other deferred credits and other liabilities	—	17
Commodity contracts	Other current assets	$1	—
Energy management contracts	Other current assets	15	5
	Derivative financial instruments	—	10
	Other deferred debits and other assets	5	—
	Other deferred credits and other liabilities	—	5
Total		$21	$244

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives Designated as Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for any period presented.

Derivatives in Cash Flow Hedging Relationships

	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended September 30,
Interest rate contracts	$(3)	$(1)	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(3)	$(5)	Interest expense	$(2)	$(2)

	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

	(Effective Portion)			(Effective Portion)
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended September 30,
Interest rate contracts	$(3)	—	Interest expense	$(2)	$(2)
Commodity contracts	(4)	$(2)	Gas purchased for resale	(1)	—
Total	$(7)	$(2)		$(3)	$(2)

Nine Months Ended September 30,
Interest rate contracts	$(3)	$(4)	Interest expense	$(6)	$(5)
Commodity contracts	(5)	1	Gas purchased for resale	(10)	4
Total	$(8)	$(3)		$(16)	$(1)

As of September 30, 2015, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $4.0 million as an increase to gas cost and approximately $6.5 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels.  As of September 30, 2015, all of the Company’s commodity cash flow hedges settle by their terms before the end of the second quarter of 2018.

As of September 30, 2015, the Company expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.3 million as an increase to interest expense, assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives not designated as Hedging Instruments
	Loss Deferred in Regulatory Accounts			Gain Reclassified from Deferred Accounts into Income
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended September 30,
Interest rate contracts	$(116)	$(35)	Other income	—	$5
Nine Months Ended September 30,
Interest rate contracts	$(79)	$(220)	Other income	$5	$60

As of September 30, 2015, the Company expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $0.6 million as an increase to interest expense.

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

Certain of the Company’s derivative instruments contain contingent provisions that may require the Company to provide collateral upon the occurrence of specific events, primarily credit downgrades. As of September 30, 2015 and December 31, 2014, the Company had posted $148.4 million and $152.4 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months is recorded in Other Current Assets on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of September 30, 2015 and December 31, 2014, the Company could have been required to post an additional $69.1 million and $129.8 million, respectively, of collateral with its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2015 and December 31, 2014 is $217.5 million and $282.2 million, respectively.

In addition, as of September 30, 2015 and December 31, 2014, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of September 30, 2015 and December 31, 2014, the Company could request $2.8 million and $- million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2015 and December 31, 2014 is $2.8 million and $- million, respectively. In addition, as of September 30, 2015, the Company could have called on letters of credit in the amount of $3.0 million related to $15.0 million in commodity derivatives that are in a net asset position, compared to letters of credit of $9.2 million related to derivatives of $20.0 million at December 31, 2014, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting of derivative assets follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Received
As of September 30, 2015
Interest rate contracts	$6	—	$6	$(3)	—	$3
Energy management contracts	15	—	15	—	—	15
Total	$21	—	$21	$(3)	—	$18

Balance sheet location	Other current assets		$10
	Other deferred debits and other assets		11
	Total		$21

As of December 31, 2014
Commodity contracts	$1	—	$1	—	—	$1
Energy management contracts	20	—	20	—	—	20
Total	$21	—	$21	—	—	$21

Balance sheet location	Other current assets		$16
	Other deferred debits and other assets		5
	Total		$21

Information related to the Company's offsetting of derivative liabilities follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Posted
As of September 30, 2015
Interest rate contracts	$202	—	$202	$(3)	$(135)	$64
Commodity contracts	7	—	7	—	(6)	1
Energy management contracts	14	—	14	—	(7)	7
Total	$223	—	$223	$(3)	$(148)	$72

Balance sheet location	Other current assets		$3
	Derivative financial instruments		125
	Other deferred credits and other liabilities		95
	Total		$223

As of December 31, 2014
Interest rate contracts	$257	—	$257	—	$(131)	$126
Commodity contracts	12	—	12	—	(10)	2
Energy management contracts	20	—	20	—	(11)	9
Total	$289	—	$289	—	$(152)	$137

Balance sheet location	Other current assets		$6
	Derivative financial instruments		233
	Other deferred credits and other liabilities		50
	Total		$289

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of September 30, 2015		As of December 31, 2014
Millions of dollars	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$13	—	$13	—
Interest rate contracts	—	$6	—	—
Commodity contracts	—	—	1	—
Energy management contracts	—	15	—	$20
Liabilities:
Interest rate contracts	—	202	—	257
Commodity contracts	1	6	1	11
Energy management contracts	2	15	5	18

There were no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

	September 30, 2015		December 31, 2014
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$6,034.3	$6,623.3	$5,697.2	$6,592.1

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

8.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014
Three months ended September 30,
Service cost	$6.6	$5.0	$1.2	$0.9
Interest cost	9.6	9.9	2.8	2.8
Expected return on assets	(15.5)	(16.4)	—	—
Prior service cost amortization	1.0	1.1	0.1	0.1
Amortization of actuarial losses (gains)	3.2	0.9	0.4	(0.2)
Net periodic benefit cost	$4.9	$0.5	$4.5	$3.6

Nine months ended September 30,
Service cost	$18.1	$15.0	$4.0	$3.4
Interest cost	28.7	30.3	8.6	9.0
Expected return on assets	(46.5)	(50.0)	—	—
Prior service cost amortization	3.0	3.1	0.3	0.3
Amortization of actuarial losses	10.2	3.5	1.5	—
Net periodic benefit cost	$13.5	$1.9	$14.4	$12.7

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

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified schedule contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of September 30, 2015, SCE&G’s investment in the New Units, including related transmission, totaled $3.3 billion, for which the financing costs on $2.4 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In October 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

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

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. SCE&G's total projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, these updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed.

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding the above mentioned disputes, and the EPC Contract was amended. The October 2015 Amendment will become effective upon the consummation of the acquisition by WEC of the stock of Stone & Webster from CB&I, and will become null and void in the event such acquisition is not consummated by March 31, 2016. Following that acquisition, Stone & Webster will continue to be a member of the Consortium as a subsidiary of WEC rather than CB&I, and WEC intends to engage Fluor Corporation or its affiliate(s) as a subcontracted construction manager.

Among other things, upon effectiveness, the October 2015 Amendment would (i) resolve by settlement and release substantially all outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million) and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price, (ii) revise the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively, (iii) revise the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and cap those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit), (iv) provide for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits, (v) provide for the development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved, and (vi) provide that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project. The payment obligations under the EPC Contract are joint and several obligations of WEC and Stone & Webster, and the October 2015 Amendment provides for Toshiba Corporation, WEC’s parent company, to reaffirm its guaranty of WEC’s payment obligations. Under the October 2015 Amendment, SCE&G’s total estimated project costs will increase by approximately $286 million over the $6.8 billion approved by the SCPSC in September 2015, and will bring its total estimated gross construction cost of the project (including escalation and AFC) to approximately $7.1 billion.

In addition to the above, upon effectiveness, the October 2015 Amendment would provide for an explicit definition of a Change in Law designed to reduce the likelihood of certain future commercial disputes. As part of this, the Consortium would also acknowledge and agree that the project scope includes providing New Units that meet the standards of the NRC approved Design Control Document Revision 19. The October 2015 Amendment would also establish a dispute resolution board process for certain commercial claims and disputes, including any dispute that might arise with respect to the development of the revised construction milestone payment schedule referred to above. The EPC Contract would also be revised to eliminate the requirement or ability to bring suit before substantial completion of the project.

Finally, upon effectiveness, the October 2015 Amendment would provide SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be subject to adjustment for amounts paid since June 30, 2015. Were this fixed price option to be exercised, the aggregate delay-related liquidated damages amount referred to in (iii) above would be capped at $338 million per unit (SCE&G’s 55% portion being approximately $186 million per unit), and the completion bonus amounts referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit). The exercise of this fixed price option would result in SCE&G’s total estimated project costs increasing by approximately $774 million over the $6.8 billion approved by the SCPSC in September 2015, and would bring its total estimated gross construction cost (including escalation and AFC) of the project to approximately $7.6 billion.

Resolution of the disputes as described in (i) above, or in the case of the exercise of the fixed price option, would result in estimated project costs above the amounts approved by the SCPSC; however, the guaranteed substantial completion dates fall within the SCPSC approved 18-month contingency periods. SCE&G expects to hold an allowable ex parte communication briefing with the SCPSC on November 19, 2015 and, following an evaluation as to whether to exercise the fixed price option, expects to file a petition, as provided under the BLRA, for an update to the project’s estimated capital cost schedule which would incorporate the impact of this October 2015 Amendment.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes through both the informal and formal procedures and anticipates that any costs that arise through such dispute resolution processes (including those reflected in the October 2015 Amendment described above), as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost, including its cost of financing, of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in September 2015 and without considering the October 2015 Amendment discussed above, SCE&G’s estimated cost would be approximately $750 million for the additional 5% interest being acquired from Santee Cooper.

Nuclear Production Tax Credits

The IRS has notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could total as much as approximately $1.4 billion. Such credits would be earned over the first eight years of each New Unit's operations and would be realized by SCE&G over those years or during allowable carry-forward periods. Based on the guaranteed substantial completion dates provided above, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. When and to the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers.

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

On August 3, 2015, the EPA issued a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The final rule requires all new coal-fired power plants to meet a carbon emission rate of 1,400 pounds carbon dioxide per MWh and new natural gas units to meet 1,000 pounds carbon dioxide per MWh. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company is evaluating the final rule, but does not plan to construct new coal-fired units in the foreseeable future. In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule also provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The Company is currently evaluating the rule and expects any costs incurred to comply with such rule to be recoverable through rates.

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

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective. The rule provides up to four years for generating facilities to meet the standards, and the Company's evaluation of the rule is ongoing. The Company's decision to retire certain coal-fired units (see Note 2) and its project to build the New Units along with other actions are expected to result in the Company's compliance with MATS.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule becomes effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. The Company expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

On April 17, 2015, the EPA's final rule for CCR was published in the Federal Register and became effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act and imposes certain requirements on ash storage ponds and other CCR management facilities at SCE&G's and GENCO's coal-fired generating facilities. Although the full effects of this rule are still being evaluated, SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds and have previously recognized AROs for such ash storage ponds under existing requirements. The Company does not expect the incremental compliance costs associated with this rule to be significant and expects to recover such costs in future rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of September 30, 2015, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $19.0 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At September 30, 2015, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34.7 million and are included in regulatory assets.

Asset Retirement Obligations

The Company recognizes a liability for the present value of an ARO when incurred if the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO is factored into the measurement of the liability when sufficient information exists, but such uncertainty is not a basis upon which to avoid liability recognition.

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to the Company’s utility operations.  As of September 30, 2015 and December 31, 2014, the Company has recorded AROs of approximately $174 million and $201 million, respectively, for nuclear plant decommissioning and AROs of approximately $315 million and $362 million, respectively, for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending carrying amount of asset retirement obligations is as follows:

Millions of dollars	September 30, 2015	December 31, 2014
Beginning balance	$563	$576
Liabilities incurred	—	3
Liabilities settled	(15)	(6)
Accretion expense	20	26
Revisions in estimated cash flows	(79)	(36)
Ending balance	$489	$563

Revisions in estimated cash flows during 2015 primarily relate to changes in the expected timing of settlement of AROs in light of changes in the estimated useful lives of certain electric utility properties identified as part of a customary depreciation study.

10.	SEGMENT OF BUSINESS INFORMATION

The Company’s reportable segments are listed in the following table. The Company uses operating income to measure profitability for its regulated operations; therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. The Company uses net income to measure profitability for its Retail Gas Marketing and Energy Marketing segments.  Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation. All Other includes the parent company, a services company and other nonreportable segments that were insignificant for all periods presented. In addition, All Other includes gains from the sales of CGT and SCI (see Note 11) and their operating results and assets prior to their sale in the first quarter of 2015. CGT and SCI were nonreportable segments during all periods presented. For the period ended September 30, 2015, operating income and net income for All Other include $235 million and $201 million, respectively, related to the sales of CGT and SCI. External revenue and intersegment revenue for All Other related to CGT and SCI were not significant during any period presented.

Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended September 30, 2015
Electric Operations	$742	$1	$313	n/a
Gas Distribution	112	2	(13)	n/a
Retail Gas Marketing	68	—	n/a	$(3)
Energy Marketing	146	34	n/a	(1)
All Other	—	102	—	(9)
Adjustments/Eliminations	—	(139)	(8)	162
Consolidated Total	$1,068	$—	$292	$149

Nine Months Ended September 30, 2015
Electric Operations	$2,008	$4	$728	n/a
Gas Distribution	609	2	88	n/a
Retail Gas Marketing	344	—	n/a	$18
Energy Marketing	461	101	n/a	8
All Other	5	309	237	188
Adjustments/Eliminations	(4)	(416)	42	434
Consolidated Total	$3,423	$—	$1,095	$648

Three Months Ended September 30, 2014
Electric Operations	$739	$1	$275	n/a
Gas Distribution	127	—	(6)	n/a
Retail Gas Marketing	68	—	n/a	$(3)
Energy Marketing	182	47	n/a	(2)
All Other	9	103	7	(5)
Adjustments/Eliminations	(4)	(151)	(7)	154
Consolidated Total	$1,121	$—	$269	$144

Nine Months Ended September 30, 2014
Electric Operations	$2,027	$5	$616	n/a
Gas Distribution	728	—	98	n/a
Retail Gas Marketing	367	—	n/a	$16
Energy Marketing	602	154	n/a	5
All Other	27	317	21	(3)
Adjustments/Eliminations	(15)	(476)	37	415
Consolidated Total	$3,736	$—	$772	$433

	September 30,	December 31,
Segment Assets	2015	2014
Electric Operations	$10,531	$10,182
Gas Distribution	2,498	2,487
Retail Gas Marketing	107	140
Energy Marketing	102	150
All Other	998	1,474
Adjustments/Eliminations	2,270	2,419
Consolidated Total	$16,506	$16,852
11.    DISPOSITIONS

In December 2014, SCANA entered into definitive agreements to sell CGT and SCI. CGT is an interstate natural gas pipeline regulated by FERC that transports natural gas in South Carolina and southeastern Georgia, and it was sold to Dominion Resources, Inc. SCI provides fiber optic communications and other services and builds, manages and leases communications towers in several southeastern states, and it was sold to a subsidiary of Spirit Communications. These sales closed in the first quarter of 2015 and resulted in recognition of pre-tax gains totaling approximately $342 million. As further described in Note 1, the pre-tax gain from the sale of CGT is included within Operating Income and the pre-tax gain from the sale of SCI is included within Other Income (Expense) on the condensed consolidated income statement.

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

The carrying values of the assets and liabilities classified as held for sale in the consolidated balance sheet as of December 31, 2014, were as follows:

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
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
AS COMPARED TO THE CORRESPONDING PERIODS IN 2014

Earnings Per Share

The Company reports earnings as determined in accordance with GAAP. Management believes that, in addition to reported earnings under GAAP, the Company's GAAP-adjusted weather-normalized net earnings provides a meaningful representation of its fundamental earnings power and can aid in performing period-over-period financial analysis and comparison with peer group data. In management's opinion, in addition to operating income for regulated businesses, GAAP-adjusted weather-normalized net earnings is a useful indicator of the financial results of the Company's primary businesses. This measure is also a basis for management's provision of earnings guidance and growth projections, and it is used by management in making resource allocation and other budgetary and operational decisions including determining eligibility for certain incentive compensation payments. This non-GAAP performance measure is not intended to replace the GAAP measure of net earnings, but is offered as a supplement to it. A reconciliation of GAAP earnings per share to GAAP-adjusted weather-normalized net earnings per share is provided in the table below:

	Third Quarter		Year to Date
	2015	2014	2015	2014
GAAP earnings per share	$1.04	$1.01	$4.53	$3.06
Deduct:
Gain on sale of CGT	—	—	0.95	—
Gain on sale of SCI	—	—	0.46	—
SCE&G Electric - effect of abnormal weather	0.11	0.07	0.22	0.23
GAAP-adjusted weather-normalized net earnings per share	$0.93	$0.94	$2.90	$2.83

Third Quarter

Third quarter earnings per share on a GAAP basis increased due to higher electric operations margin and lower depreciation expense. These increases were partially offset by lower gas margins, higher operation and maintenance expenses, higher property taxes, higher interest cost, higher income taxes and dilution from additional shares outstanding, as further discussed below.

Year to Date

Year to date earnings per share on a GAAP basis increased due to the sale of CGT and SCI in the first quarter of 2015, higher electric operations margin and lower depreciation expense. These increases were partially offset by lower gas margins, higher operation and maintenance expenses, higher property taxes, higher interest cost, higher income taxes and dilution from additional shares outstanding, as further discussed below.

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

SCE&G estimates the effects of abnormal weather on its electric business by comparing actual temperatures in its service territory to a historical average. The result is used in developing an estimate of electric margin revenue, using average margin rates, attributable to the effects of abnormal weather.

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

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2015:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 20, 2015	$0.545	March 10, 2015	April 1, 2015
April 30, 2015	$0.545	June 10, 2015	July 1, 2015
July 30, 2015	$0.545	September 10, 2015	October 1, 2015
October 29, 2015	$0.545	December 10, 2015	January 1, 2016

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Operating revenues	$743.6	0.4%	$740.4	$2,012.7	(1.0)%	$2,032.7
Less: Fuel used in generation	186.7	(12.5)%	213.3	524.8	(18.0)%	639.9
Purchased power	14.0	6.9%	13.1	38.3	(29.6)%	54.4
Margin	542.9	5.6%	514.0	1,449.6	8.3%	1,338.4
Other operation and maintenance expenses	126.3	8.8%	116.1	367.3	3.1%	356.4
Depreciation and amortization	55.2	(26.5)%	75.1	207.5	(11.2)%	233.8
Other taxes	48.6	1.5%	47.9	146.6	3.0%	142.3
Operating Income	$312.8	13.8%	$274.9	$728.2	20.2%	$605.9

Third Quarter

Margin increased due to base rate increases under the BLRA of $19.8 million, weather of $10.7 million and residential and commercial customer growth of $6.8 million. These increases were partially offset by lower industrial margins of $2.4 million. Margin also decreased due to downward adjustments of $14.5 million in 2015, compared to $4.4 million in 2014, pursuant to orders of the SCPSC, related to fuel cost recovery and SCE&G’s DSM Programs. These adjustments were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain interest rate contracts and lower depreciation expense upon the adoption and implementation of revised depreciation rates as a result of an updated depreciation study. Operations and maintenance expenses increased due to higher labor costs of $7.4 million, primarily due to higher incentive compensation costs, incremental storm expenses of $1.4 million and due to the amortization of $1.5 million of DSM Programs cost. Depreciation and amortization decreased by $21.7 million in 2015 due to the implementation of the above mentioned revised depreciation rates, $14.5 million of which was offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions. Other taxes increased due to net plant additions.

Year to Date

Margin increased due to downward adjustments of $64.6 million in 2014, compared to downward adjustments of $19.7 million in 2015, pursuant to orders of the SCPSC, related to fuel cost recovery and SCE&G’s DSM Programs. These adjustments were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain interest rate contracts, lower depreciation expense upon the adoption and implementation of revised depreciation rates as a result of an updated depreciation study and the application, as a reduction to operation and maintenance expenses, of a portion of SCE&G’s storm damage reserve. Margin also increased due to base rate increases under the BLRA of $51.3 million and residential and commercial customer growth of $15.9 million. These increases were partially offset by lower industrial margins of $8.9 million and lower collections under SCE&G’s rate rider for pension costs of $3.0 million. Operations and maintenance expenses increased due to higher labor costs of $2.6 million, primarily due to higher incentive compensation costs, partially offset by lower pension costs as a result of lower rate rider collections, the application of $5.0 million in 2014 of SCE&G’s storm damage reserve to offset downward revenue adjustments related to its DSM Programs and the amortization of $2.9 million of DSM Programs cost. Depreciation and amortization decreased by $21.7 million in 2015 due to the implementation of the above mentioned revised depreciation rates, $14.5 million of which was offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions. Other taxes increased due to net plant additions.

Sales volumes (in GWh) related to the electric operations margin, by class, were as follows:

	Third Quarter			Year to Date
Classification	2015	Change	2014	2015	Change	2014
Residential	2,426	4.8%	2,315	6,425	0.9%	6,370
Commercial	2,143	2.0%	2,100	5,754	1.4%	5,676
Industrial	1,660	(0.5)%	1,668	4,726	1.4%	4,662
Other	165	(2.9)%	170	458	(0.2)%	459
Total Retail Sales	6,394	2.3%	6,253	17,363	1.1%	17,167
Wholesale	266	3.1%	258	749	1.6%	737
Total Sales	6,660	2.3%	6,511	18,112	1.2%	17,904

Third Quarter

Retail sales volume increased primarily due to customer growth and the effects of weather.

Year to Date

Retail sales volume increased primarily due to customer growth.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Operating revenues	$112.1	(12.4)%	$127.9	$610.7	(16.3)%	$729.5
Less: Gas purchased for resale	53.9	(22.3)%	69.4	317.9	(27.4)%	437.6
Margin	58.2	(0.5)%	58.5	292.8	0.3%	291.9
Other operation and maintenance expenses	42.6	15.8%	36.8	119.4	5.3%	113.4
Depreciation and amortization	19.4	6.6%	18.2	57.7	6.9%	54.0
Other taxes	9.3	6.9%	8.7	28.0	6.9%	26.2
Operating Income (Loss)	$(13.1)	151.9%	$(5.2)	$87.7	(10.8)%	$98.3

Third Quarter

Margin decreased primarily due to a SCPSC-approved decrease in base rates under the RSA which became effective in November 2014. Operation and maintenance expenses increased primarily due to higher labor costs, primarily due to higher incentive compensation costs. Depreciation and amortization and other taxes increased due to net plant additions.

Year to Date

Margin increased primarily due to residential and commercial customer growth and an industrial customer shift from interruptible to firm service, partially offset by a SCPSC-approved decrease in base rates under the RSA which became effective in November 2014 and decreases associated with franchise fee revenue. Operation and maintenance expenses increased primarily due to higher labor costs. Depreciation and amortization and other taxes increased due to net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2015	Change	2014	2015	Change	2014
Residential	2,069	(3.7)%	2,149	29,786	(4.4)%	31,165
Commercial	4,329	(1.5)%	4,396	21,233	(2.6)%	21,808
Industrial	4,786	0.8%	4,749	15,024	(0.7)%	15,128
Transportation	13,610	20.0%	11,341	36,101	9.7%	32,912
Total	24,794	9.5%	22,635	102,144	1.1%	101,013

Third Quarter

Commercial interruptible volumes at SCE&G decreased due to lower average usage. Residential and commercial firm sales volumes decreased due to lower average usage, partially offset by customer growth. Transportation at PSNC Energy increased due to industrial expansion and a slight improvement in the economy.

Year to Date

Residential and commercial firm sales volumes decreased due to the effects of weather and lower average usage, partially offset by customer growth. Commercial and industrial interruptible volumes at SCE&G decreased due to curtailments and lower average use. Industrial and transportation volumes at PSNC Energy increased due to industrial expansion, improvement in the economy, and lower curtailment activity. Transportation volumes at SCE&G increased due to customers shifting to transportation only service.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income (loss) were as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Operating revenues	$67.9	(0.7)%	$68.4	$344.0	(6.4)%	$367.4
Net income (loss)	(3.9)	39.3%	(2.8)	17.6	7.3%	16.4

Third Quarter

Operating revenues decreased as natural gas prices declined, and net loss increased primarily due to higher operating expenses.

Year to Date

Operating revenues decreased as natural gas prices declined. Net income increased due to lower commodity costs and lower bad debt expense related primarily to lower revenues.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Operating revenues	$180.4	(21.2)%	$228.8	$562.5	(25.6)%	$756.1
Net income (loss)	(0.6)	(76.9)%	(2.6)	8.1	58.8%	5.1

Third Quarter and Year to Date

Operating revenues decreased primarily due to lower market prices. Net income increased (loss decreased) primarily due to lower transportation costs.

 Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Other operation and maintenance	$181.8	7.4%	$169.2	$527.0	0.8%	$522.9
Depreciation and amortization	75.0	(21.8)%	95.9	267.3	(6.6)%	286.1
Other taxes	58.3	0.2%	58.2	176.3	1.4%	173.8

Changes in other operating expenses are largely attributable to the electric operations and gas distribution segments and are addressed in those discussions. In addition, for the third quarter and year to date, other operation and maintenance expense decreased by $6.1 million and $16.1 million, depreciation and amortization decreased by $2.2 million and $5.7 million and other taxes decreased by $1.4 million and $3.6 million, respectively, due to the sale of CGT in early 2015.

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

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Other income	$18.5	3.4%	$17.9	$55.6	(46.0)%	$103.0
Other expense	(16.4)	37.8%	(11.9)	(43.5)	12.7%	(38.6)
AFC - equity funds	8.2	(24.1)%	10.8	19.9	(22.3)%	25.6

Third Quarter

Other income decreased due primarily to the recognition of $4.4 million of gains in 2014 realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to the SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Other income decreased by $5.4 million and other expenses decreased by $3.3 million due to the sale of SCI. AFC decreased due to lower AFC rates.

Year to Date

Other income decreased due primarily to the recognition of $59.6 million of gains in 2014, compared to $5.2 million in 2015, realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to the SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Other income decreased by $12.6 million and other expenses decreased by $7.6 million due to the sale of SCI. AFC decreased due to lower AFC rates.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2015 were higher than the same periods in 2014 primarily due to higher income before taxes. Year to date income before taxes was higher in 2015 primarily due to the sales of CGT and SCI, and the year to date effective tax rate for 2015 was higher than the rate for 2014 primarily due to higher income before taxes and tax items directly associated with the sales of CGT and SCI.
LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2015 was 5.00 and 4.45, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At September 30, 2015, the Company had net available liquidity of approximately $1.6 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.8 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2019. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. The Company’s long-term debt portfolio has a weighted average maturity of approximately 20 years at a weighted average effective interest rate of 5.8%.  All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

In May 2015, SCE&G issued $500 million of 5.1% first mortgage bonds due September 1, 2065. Proceeds from this sale were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

SCANA issued approximately $14 million of common stock during January 2015 through various compensation and dividend reinvestment plans, after which the common stock needs of such plans have been met through open-market purchases.

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2015 through 2017, which are subject to continuing review and adjustment, are $752 million in 2015, $1,032 million in 2016, and $959 million in 2017.

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
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk - Interest rates on all of the Company's outstanding long-term debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

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

	Expected Maturity				Expected Maturity
Futures - Long	2015	2016	2017	Options Purchased Call - Long	2015	2016
Settlement Price (a)	2.62	2.81	3.05	Strike Price (a)	3.68	3.64
Contract Amount (b)	6.8	13.3	1.0	Contract Amount (b)	13.3	22.7
Fair Value (b)	5.4	11.7	1.0	Fair Value (b)	—	0.5

Futures - Short	2015	2016
Settlement Price (a)	—	2.83
Contract Amount (b)	—	1.3
Fair Value (b)	—	1.2

(a) Weighted average, in dollars
(b) Millions of dollars

	Expected Maturity
Swaps	2015	2016	2017	2018
Commodity Swaps:
Pay fixed/receive variable (b)	23.4	51.8	7.3	3.7
Average pay rate (a)	3.4295	3.4853	4.0251	4.1974
Average received rate (a)	2.6239	2.8108	3.0169	3.0498
Fair value (b)	17.9	41.8	5.5	2.7
Pay variable/receive fixed (b)	9.3	25.1	5.3	2.6
Average pay rate (a)	2.6155	2.8063	3.0133	3.0485
Average received rate (a)	3.6083	3.6926	4.0385	4.2471
Fair value (b)	12.8	33.1	7.1	3.6

Basis Swaps:
Pay variable/receive variable (b)	1.7	0.9	0.8	—
Average pay rate (a)	2.6058	2.8875	3.1687	—
Average received rate (a)	2.5905	2.8576	3.1678	—
Fair value (b)	1.7	0.9	0.8	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2015, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2015, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended September 30, 2015 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SOUTH CAROLINA ELECTRIC & GAS COMPANY FINANCIAL SECTION
ITEM 1.    FINANCIAL STATEMENTS

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)

Millions of dollars	September 30, 2015	December 31, 2014
Assets
Utility Plant In Service	$11,007	$10,650
Accumulated Depreciation and Amortization	(3,830)	(3,667)
Construction Work in Progress	3,734	3,302
Plant to be Retired, Net	—	169
Nuclear Fuel, Net of Accumulated Amortization	305	329
Utility Plant, Net ($694 and $675 related to VIEs)	11,216	10,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	67	67
Assets held in trust, net-nuclear decommissioning	113	113
Other investments	2	2
Nonutility Property and Investments, Net	182	182
Current Assets:
Cash and cash equivalents	30	100
Receivables, net of allowance for uncollectible accounts of $4 and $4	462	524
Affiliated receivables	22	109
Inventories (at average cost):
Fuel and gas supply	102	131
Materials and supplies	136	129
Prepayments	100	154
Other current assets	80	99
Total Current Assets ($100 and $158 related to VIEs)	932	1,246
Deferred Debits and Other Assets:
Pension asset	9	10
Regulatory assets	1,808	1,745
Other	165	141
Total Deferred Debits and Other Assets ($52 and $50 related to VIEs)	1,982	1,896
Total	$14,312	$14,107

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2015	December 31, 2014
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,756	$2,560
Retained Earnings	2,266	2,077
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,019	4,634
Noncontrolling Interest	129	123
Total Equity	5,148	4,757
Long-Term Debt, net	4,790	4,299
Total Capitalization	9,938	9,056
Current Liabilities:
Short-term borrowings	234	709
Current portion of long-term debt	10	10
Accounts payable	184	294
Affiliated payables	125	180
Customer deposits and customer prepayments	69	61
Taxes accrued	279	170
Interest accrued	66	64
Dividends declared	71	74
Derivative financial instruments	108	208
Other	76	99
Total Current Liabilities	1,222	1,869
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,682	1,696
Deferred investment tax credits	26	28
Asset retirement obligations	460	536
Postretirement benefits	198	195
Regulatory liabilities	641	610
Other	145	117
Total Deferred Credits and Other Liabilities	3,152	3,182
Commitments and Contingencies (Note 9)	—	—
Total	$14,312	$14,107

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2015	2014	2015	2014
Operating Revenues:
Electric	$743	$740	$2,013	$2,032
Gas	63	72	275	337
Total Operating Revenues	806	812	2,288	2,369
Operating Expenses:
Fuel used in electric generation	187	213	525	640
Purchased power	14	13	38	54
Gas purchased for resale	37	46	151	210
Other operation and maintenance	148	136	428	415
Depreciation and amortization	59	79	220	236
Other taxes	54	53	163	158
Total Operating Expenses	499	540	1,525	1,713
Operating Income	307	272	763	656
Other Income (Expense):
Other income	6	9	24	71
Other expense	(7)	(7)	(21)	(19)
Interest charges, net of allowance for borrowed funds used during construction of $4, $5, $11 and $11	(63)	(57)	(183)	(169)
Allowance for equity funds used during construction	8	10	18	22
Total Other Income (Expense)	(56)	(45)	(162)	(95)
Income Before Income Tax Expense	251	227	601	561
Income Tax Expense	84	70	196	178
Net Income	167	157	405	383
Net Income Attributable to Noncontrolling Interest	(3)	(3)	(11)	(9)
Earnings Available to Common Shareholder	$164	$154	$394	$374

Dividends Declared on Common Stock	$71	$69	$211	$197

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2015	2014	2015	2014
Net Income and Total Comprehensive Income	167	157	405	383
Comprehensive income attributable to noncontrolling interest	(3)	(3)	(11)	(9)
Comprehensive income available to common shareholder	$164	$154	$394	$374

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2015	2014
Cash Flows From Operating Activities:
Net income	$405	$383
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	3	4
Deferred income taxes, net	(14)	76
Depreciation and amortization	221	236
Amortization of nuclear fuel	41	31
Allowance for equity funds used during construction	(18)	(22)
Carrying cost recovery	(9)	(7)
Changes in certain assets and liabilities:
Receivables	46	(34)
Inventories	(15)	(36)
Prepayments	63	(24)
Regulatory assets	90	(170)
Regulatory liabilities	6	(130)
Accounts payable	(21)	11
Taxes accrued	109	(70)
Pension and other post retirement benefits	(2)	(12)
Derivative financial instruments	(100)	103
Other assets	58	27
Other liabilities	(61)	58
Net Cash Provided From Operating Activities	802	424
Cash Flows From Investing Activities:
Property additions and construction expenditures	(748)	(678)
Proceeds from investments (including derivative collateral returned)	768	163
Purchase of investments (including derivative collateral posted)	(776)	(202)
Payments upon interest rate derivative contract settlement	(152)	(34)
Proceeds upon interest rate derivative contract settlement	10	—
Proceeds from investment in affiliate	80	—
Net Cash Used For Investing Activities	(818)	(751)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	491	294
Repayment of long-term debt	(10)	(12)
Dividends	(214)	(190)
Contributions from parent	200	85
Return of capital to parent	(4)	(3)
Short-term borrowings –affiliate, net	(42)	(7)
Short-term borrowings, net	(475)	110
Net Cash Provided From (Used For) Financing Activities	(54)	277
Net Decrease In Cash and Cash Equivalents	(70)	(50)
Cash and Cash Equivalents, January 1	100	92
Cash and Cash Equivalents, September 30	$30	$42

Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $11 and $11)	$169	$162
– Income taxes paid	89	143
– Income taxes received	(84)	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	76	94
Capital leases	5	4

See Notes to Condensed Consolidated Financial Statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
For the Three and Nine Months Ended September 30, 2015 and 2014
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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $489 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

Plant to be Retired

At December 31, 2014, SCE&G expected to retire three units that are or were coal-fired by 2020, which was prior to the end of the previously estimated useful lives over which the units were being depreciated. As such, these units were identified as Plant to be Retired. In the third quarter of 2015, in connection with the adoption of a customary depreciation study and related analysis, SCE&G determined that these three units would not likely be retired by 2020 (see Note 2), and their depreciation rates were set to recover the units' net carrying value over their respective revised useful lives. Accordingly, the net carrying value of these units is no longer classified as Plant to be Retired at September 30, 2015.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. The new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. After the FASB's delay in the effective date of the revenue guidance by one year, Consolidated SCE&G is required to adopt this guidance in the first quarter of 2018 and early adoption is permitted beginning in the first quarter of 2017.  Consolidated SCE&G has not determined the impact this guidance will have on its results of operations, cash flows or financial position.

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

In April 2015, the FASB issued accounting guidance related to fees paid by a customer in a cloud computing arrangement.  Among other things, the guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. Consolidated SCE&G has evaluated this guidance and has determined it will not significantly impact its results of operations, cash flows or financial position. Consolidated SCE&G expects to adopt this guidance in the first quarter of 2016.

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

Pursuant to an April 2014 SCPSC order, SCE&G increased its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014. The base fuel cost increase was offset by a reduction in SCE&G's rate rider related to pension costs approved by the SCPSC in March 2014. In addition, pursuant to the April 2014 order, electric revenue for 2014 was reduced by approximately $46 million for adjustments to the fuel cost component and related under-collected fuel balance. Such adjustments are fully offset by the recognition within other income of gains realized from the late 2013 settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. The order also provided for the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs during the period May 1, 2014 through April 30, 2015.

The cost of fuel includes amounts paid by SCE&G pursuant to the Nuclear Waste Act for the disposal of spent nuclear fuel. As a result of a November 2013 decision by the Court of Appeals, the DOE set the Nuclear Waste Act fee to zero effective May 16, 2014. The impact of changes to the Nuclear Waste Act fee is considered during annual fuel rate proceedings.

By order dated April 30, 2015, the SCPSC approved a settlement agreement among SCE&G and certain other parties in which SCE&G agreed to decrease the total fuel cost component of its retail electric rates. Under this order, SCE&G is to recover an amount equal to its under-collected balance of base fuel and variable environmental costs as of April 30, 2015, over the subsequent 12-month period beginning with the first billing cycle of May 2015.

By order dated July 15, 2015, the SCPSC approved a settlement agreement among SCE&G and certain other parties concerning SCE&G's petition for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. Under this order, SCE&G will, among other things, develop renewable energy facilities with a nameplate capacity of at least 84.5 MW by the end of 2020 and have at least 30 MW of utility-scale solar capacity in service by the end of 2016. The order also requires SCE&G to develop incentives for solar energy generated by residential and commercial customers. SCE&G will also make incentives available for residential customers receiving solar power from community solar-programs.

By order dated September 16, 2015, the SCPSC approved SCE&G's request to adopt lower depreciation rates for electric and common plant effective January 1, 2015 resulting in $29 million in lower depreciation expense annually. These rates were based on the results of a depreciation study conducted by SCE&G using utility plant balances as of December 31, 2014. In connection with the adoption of the revised depreciation rates, SCE&G recorded lower depreciation expense of approximately $22 million in the third quarter of 2015, and pursuant to the SCPSC order, SCE&G reduced its electric operating revenues by approximately $14.5 million with an offset to under-collected fuel included within Receivables in the balance sheet. Accordingly, Consolidated SCE&G's net income for each of the three and nine months ended September 30, 2015, increased approximately $4.5 million as a result of this change in estimate.

Electric - Base Rates

Pursuant to an SCPSC order, SCE&G removes from rate base deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three and nine months ended September 30, 2015 totaled $2.4 million and $6.5 million, respectively, and during the three and nine months ended September 30, 2014 totaled $1.6 million and $4.1 million, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

The SCPSC has approved a suite of DSM Programs for development and implementation. SCE&G offers to its retail electric customers several distinct programs designed to assist customers in reducing their demand for electricity and improving their energy efficiency. SCE&G submits annual filings to the SCPSC related to these programs which include actual program costs, net lost revenues both forecasted and actual), customer incentives, and net program benefits, among other things. As actual DSM Program costs are incurred, they are deferred as regulatory assets (see Regulatory Assets and Regulatory Liabilities below) and recovered through a rate rider approved by the SCPSC. The rate rider also provides for recovery of net lost revenues and for a shared savings incentive. The SCPSC approved the following rate riders pursuant to the annual DSM Programs filings, which went into effect as indicated below:

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

Electric – BLRA

Under the BLRA, SCE&G may file revised rates with the SCPSC each year to incorporate the financing cost of any incremental construction work in progress incurred for new nuclear generation. Through 2015, requested rate adjustments have been based on SCE&G's updated cost of debt and capital structure and on an allowed return on common equity of 11.0%. The SCPSC has approved recovery of the following amounts under the BLRA effective for bills rendered on and after October 30 in the following years:

Year	Action		Amount
2015	2.6%	Increase	$64.5	million
2014	2.8%	Increase	$66.2	million
2013	2.9%	Increase	$67.2	million

In September 2015 the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed. See Note 9.

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure.  The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2015	No change		-
2014	0.6%	Decrease	$2.6	million
2013	No change		-

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual review conducted for the 12-month period ended July 31, 2014 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during the review period were reasonable and prudent. SCE&G's 2015 annual PGA hearing was held on November 5, 2015 and the SCPSC's decision is pending.

Regulatory Assets and Regulatory Liabilities

Consolidated SCE&G has significant cost-based, rate-regulated operations and recognizes in its financial statements certain revenues and expenses in different periods than do other enterprises. As a result, Consolidated SCE&G has recorded regulatory assets and regulatory liabilities, which are summarized in the following tables.  Other than unrecovered plant, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

Millions of dollars	September 30, 2015	December 31, 2014
Regulatory Assets:
Accumulated deferred income taxes	$278	$278
Under collections – electric fuel adjustment clause	—	20
Environmental remediation costs	35	36
AROs and related funding	356	347
Franchise agreements	23	26
Deferred employee benefit plan costs	296	310
Planned major maintenance	—	2
Deferred losses on interest rate derivatives	538	453
Deferred pollution control costs	35	36
Unrecovered plant	128	137
DSM Programs	59	56
Carrying costs on deferred tax assets related to nuclear construction	15	9
Other	45	35
Total Regulatory Assets	$1,808	$1,745

Regulatory Liabilities:
Accumulated deferred income taxes	$16	$17
Asset removal costs	520	505
Storm damage reserve	6	6
Deferred gains on interest rate derivatives	87	82
Planned major maintenance	12	—
Total Regulatory Liabilities	$641	$610

Accumulated deferred income tax liabilities that arose from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

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

ARO and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs related to generation, transmission and distribution properties, including gas pipelines.  These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 110 years.

Franchise agreements represent costs associated with electric and gas franchise agreements with the cities of Charleston and Columbia, South Carolina. Based on an SCPSC order, SCE&G is recovering these amounts through cost of service rates through approximately 2021.

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under GAAP. Deferred employee benefit plan costs represent pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. Accordingly, in 2013 SCE&G began recovering through utility rates approximately $63 million of deferred pension costs for electric operations over approximately 30 years and approximately $14 million of deferred pension costs for gas operations over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 12 years.

Planned major maintenance related to certain fossil fueled turbine/generation equipment and nuclear refueling outages is accrued in periods other than when incurred, pursuant to specific SCPSC orders.  SCE&G collects and accrues $18.4 million annually for fossil fueled turbine/generation equipment maintenance and collects and accrues $17.2 million annually for nuclear-related refueling charges.

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense through 2065 except when, in the case of deferred gains, such amounts are applied otherwise at the direction of the SCPSC.

Deferred pollution control costs represent deferred depreciation and operating and maintenance costs associated with the scrubbers installed at certain coal-fired generating plants pursuant to specific regulatory orders.  Such costs are being recovered through utility rates through 2045.

Unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G will amortize these amounts through cost of service rates over the units' previous estimated remaining useful lives through 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represent deferred costs associated with such programs.  As a result of an April 2015 SCPSC order, deferred costs are currently being recovered over approximately five years through an approved rate rider.

Carrying costs on deferred tax assets related to nuclear construction are calculated on accumulated deferred income tax assets associated with the New Units which are not part of electric rate base using the weighted average long-term debt cost of capital. These carrying costs will be amortized over ten years beginning in approximately 2021.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The storm damage reserve represents an SCPSC-approved collection through SCE&G electric rates, capped at $100 million, which can be applied to offset incremental storm damage costs in excess of $2.5 million in a calendar year. Pursuant to specific regulatory orders, SCE&G has suspended storm damage reserve collection through rates indefinitely. During the nine months ended September 30, 2015, no amounts were applied to offset incremental storm damage costs.

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

3.	EQUITY

Changes in common equity during the nine months ended September 30, 2015 and 2014 were as follows:

	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
Millions	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2015	40	$2,560	$2,077	$(3)	$123	$4,757
Earnings available to common shareholder			394		11	405
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			394	—	11	405
Capital contributions from parent		196				196
Cash dividend declared			(205)		(5)	(210)
Balance at September 30, 2015	40	$2,756	$2,266	$(3)	$129	$5,148

Balance at January 1, 2014	40	$2,479	$1,896	$(3)	$117	$4,489
Earnings available to common shareholder			374		9	383
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			374	—	9	383
Capital contributions from parent		82				82
Cash dividend declared			(192)		(5)	(197)
Balance at September 30, 2014	40	$2,561	$2,078	$(3)	$121	$4,757

SCE&G had 50 million shares of common stock authorized as of September 30, 2015 and December 31, 2014. SCE&G had 20 million shares of preferred stock authorized as of September 30, 2015 and December 31, 2014, of which 1,000 shares at a stated value of $100,000 were issued and outstanding during all periods presented. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

Liquidity

SCE&G (including Fuel Company) had available the following committed LOC, and had outstanding the following LOC advances, commercial paper, and LOC-supported letter of credit obligations:

Millions of dollars	September 30, 2015	December 31, 2014
Lines of credit:
Total committed long-term	$1,400	$1,400
Outstanding commercial paper (270 or fewer days)	$234	$709
Weighted average interest rate	0.44%	0.52%
Letters of credit supported by LOC	$0.3	$0.3
Available	$1,166	$691

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

Consolidated SCE&G participates in a utility money pool with SCANA and certain other subsidiaries of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At September 30, 2015, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $41.2 million. At December 31, 2014, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $83.0 million and money pool investments due from an affiliate of $80.0 million.

5.	INCOME TAXES

Between 2013 and 2015, in addition to filing current year tax returns, SCANA amended certain of its tax returns. These returns claimed certain tax-defined research and development deductions and credits. In connection with these filings, Consolidated SCE&G recorded an unrecognized tax benefit of $18 million. If recognized, $14 million of the tax benefit would affect Consolidated SCE&G’s effective tax rate. It is reasonably possible that this tax benefit will increase by an additional $2 million within the next 12 months. It is also reasonably possible that this tax benefit may decrease by $8 million. within the next 12 months. No other material changes in the status of Consolidated SCE&G’s tax positions have occurred through September 30, 2015.

                Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense and recognizes tax penalties within other expenses.  Consolidated SCE&G has not recorded any interest expense or penalties associated with these positions.

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

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate locks or forward starting swap agreements. Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges, and all related fair value changes and settlement amounts are recorded as regulatory assets or liabilities. Interest rate derivatives entered into by SCE&G before October 2013, and all such derivatives entered into by GENCO, were designated as cash flow hedges, and for such instruments only the effective portion of fair value changes and settlement amounts are recorded in regulatory assets or regulatory liabilities. Upon settlement, losses on swaps are amortized over the lives of related debt issuances, and gains are applied to under-collected fuel, are amortized to interest expense or are applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

GENCO was party to an interest rate swap designated as a cash flow hedge with a notional amount of $36.4 million at September 30, 2015 and $36.4 million at December 31, 2014. SCE&G was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.2 billion at September 30, 2015 and $1.1 billion at December 31, 2014, respectively.

The fair value of interest rate derivatives was as follows:

Fair Values of Derivative Instruments
		Fair Value
Millions of dollars	Balance Sheet Location	Asset	Liability
As of September 30, 2015
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$1
	Other deferred credits and other liabilities		10
Total			$11

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments	—	$107
	Other deferred debits and other assets	$6
	Other deferred credits and other liabilities	—	60
Total		$6	$167

As of December 31, 2014
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$1
	Other deferred credits and other liabilities		8
Total			$9

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$207
	Other deferred credits and other liabilities		17
Total			$224

The effect of derivative instruments on the condensed consolidated statement of income is as follows:

Derivatives in Cash Flow Hedging Relationships

	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended September 30,
Interest rate contracts	$(3)	$(1)	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(3)	$(5)	Interest expense	$(2)	$(2)

As of September 30, 2015, Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.3 million as an increase to interest expense, assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives not designated as Hedging Instruments

	Loss Deferred in Regulatory Accounts			Gain Reclassified from Deferred Accounts into Income
Millions of dollars	2015	2014	Location	2015	2014
Three Months Ended September 30,
Interest rate contracts	$(116)	$(35)	Other income	—	$5
Nine Months Ended September 30,
Interest rate contracts	$(79)	$(220)	Other income	$5	$60

As of September 30, 2015, Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $0.6 million as an increase to interest expense.

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

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that may require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit downgrades.  As of September 30, 2015 and December 31, 2014, Consolidated SCE&G had posted $108.9 million and $107.1 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position.  Collateral related to the positions expected to close in the next 12 months are recorded in Other Current Assets on the condensed consolidated balance sheets. Collateral related to noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the condensed consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of September 30, 2015 and December 31, 2014, Consolidated SCE&G could have been required to post an additional $65.8 million and $125.9 million, respectively, of collateral with its counterparties.  The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of September 30, 2015 and December 31, 2014 is $174.7 million and $233.0 million, respectively.

In addition, as of September 30, 2015 and December 31, 2014, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of September 30, 2015 and December 31, 2014, Consolidated SCE&G could request $2.8 million and $- million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of September 30, 2015 and December 31, 2014 is $2.8 million and $- million, respectively.

Information related to Consolidated SCE&G's derivative assets follows:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Received
As of September 30, 2015
Interest rate contracts	$6	—	$6	$(3)	—	$3

Balance Sheet Location	Other deferred debits and other assets		$6

As of December 31, 2014, Consolidated SCE&G had no derivative assets.

Information related to Consolidated SCE&G's derivative liabilities follows:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars				Financial Instruments	Cash Collateral Posted
As of September 30, 2015
Interest rate contracts	$178	—	$178	$(3)	$(109)	$66

Balance Sheet Location	Derivative financial instruments		$108
	Other deferred credits and other liabilities		70
	Total		$178

As of December 31, 2014
Interest rate contracts	$233	—	$233	—	$(107)	$126

Balance Sheet Location	Derivative financial instruments		$208
	Other deferred credits and other liabilities		25
	Total		$233

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data.  Fair value Level 2 measurements were as follows:

Millions of dollars		September 30, 2015	December 31, 2014
Assets -	Interest rate contracts	$6	—
Liabilities -	Interest rate contracts	178	$233

There were no Level 1 or Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

	September 30, 2015		December 31, 2014
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,801.0	$5,277.6	$4,308.6	$5,070.9

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

Consolidated SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers the majority of all regular, full-time employees, and also participates in SCANA’s unfunded postretirement health care and life insurance programs, which provide benefits to retired employees.  Components of net periodic benefit cost recorded by Consolidated SCE&G were as follows:

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014
Three months ended September 30,
Service cost	$5.3	$4.0	$1.0	$0.7
Interest cost	8.1	8.4	2.2	2.3
Expected return on assets	(13.0)	(13.9)	—	—
Prior service cost amortization	0.8	0.9	0.1	—
Amortization of actuarial losses (gains)	2.7	0.8	0.3	(0.2)
Net periodic benefit cost	$3.9	$0.2	$3.6	$2.8

Nine months ended September 30,
Service cost	$14.5	$12.0	$3.2	$2.7
Interest cost	24.1	25.6	6.8	7.1
Expected return on assets	(39.1)	(42.2)	—	—
Prior service cost amortization	2.5	2.6	0.2	0.2
Amortization of actuarial losses	8.6	3.0	1.2	—
Net periodic benefit cost	$10.6	$1.0	$11.4	$10.0

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

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified schedule contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of September 30, 2015, SCE&G’s investment in the New Units, including related transmission, totaled $3.3 billion, for which the financing costs on $2.4 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, the SCPSC approved an updated milestone schedule and additional updated capital costs for the New Units. In addition, the SCPSC approved revised substantial completion dates for the New Units based on that March 2012 issuance of the COL and the amounts agreed upon by SCE&G and the Consortium in July 2012 to resolve known claims by the Consortium for costs related to COL delays, design modifications of the shield building and certain prefabricated structural modules for the New Units and unanticipated rock conditions at the site. In October 2014, the South Carolina Supreme Court affirmed the SCPSC's order on appeal.

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

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. SCE&G's total projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, these updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.00% to 10.50%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed.

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding the above mentioned disputes, and the EPC Contract was amended. The October 2015 Amendment will become effective upon the consummation of the acquisition by WEC of the stock of Stone & Webster from CB&I, and will become null and void in the event such acquisition is not consummated by March 31, 2016. Following that acquisition, Stone & Webster will continue to be a member of the Consortium as a subsidiary of WEC rather than CB&I, and WEC intends to engage Fluor Corporation or its affiliate(s) as a subcontracted construction manager.

Among other things, upon effectiveness, the October 2015 Amendment would (i) resolve by settlement and release substantially all outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million) and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price, (ii) revise the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively, (iii) revise the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and cap those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit), (iv) provide for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits, (v) provide for the development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved, and (vi) provide that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project. The payment obligations under the EPC Contract are joint and several obligations of WEC and Stone & Webster, and the October 2015 Amendment provides for Toshiba Corporation, WEC’s parent company, to reaffirm its guaranty of WEC’s payment obligations. Under the October 2015 Amendment, SCE&G’s total estimated project costs will increase by approximately $286 million over the $6.8 billion approved by the SCPSC in September 2015, and will bring its total estimated gross construction cost of the project (including escalation and AFC) to approximately $7.1 billion.

In addition to the above, upon effectiveness, the October 2015 Amendment would provide for an explicit definition of a Change in Law designed to reduce the likelihood of certain future commercial disputes. As part of this, the Consortium would also acknowledge and agree that the project scope includes providing New Units that meet the standards of the NRC approved Design Control Document Revision 19. The October 2015 Amendment would also establish a dispute resolution board process for certain commercial claims and disputes, including any dispute that might arise with respect to the development of the revised construction milestone payment schedule referred to above. The EPC Contract would also be revised to eliminate the requirement or ability to bring suit before substantial completion of the project.

Finally, upon effectiveness, the October 2015 Amendment would provide SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be subject to adjustment for amounts paid since June 30, 2015. Were this fixed price option to be exercised, the aggregate delay-related liquidated damages amount referred to in (iii) above would be capped at $338 million per unit (SCE&G’s 55% portion being approximately $186 million per unit), and the completion bonus amounts referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit). The exercise of this fixed price option would result in SCE&G’s total estimated project costs increasing by approximately $774 million over the $6.8 billion approved by the SCPSC in September 2015, and would bring its total estimated gross construction cost (including escalation and AFC) of the project to approximately $7.6 billion.

Resolution of the disputes as described in (i) above, or in the case of the exercise of the fixed price option, would result in estimated project costs above the amounts approved by the SCPSC; however, the guaranteed substantial completion dates fall within the SCPSC approved 18-month contingency periods. SCE&G expects to hold an allowable ex parte communication briefing with the SCPSC on November 19, 2015 and, following an evaluation as to whether to exercise the fixed price option, expects to file a petition, as provided under the BLRA, for an update to the project’s estimated capital cost schedule which would incorporate the impact of this October 2015 Amendment.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes through both the informal and formal procedures and anticipates that any costs that arise through such dispute resolution processes (including those reflected in the October 2015 Amendment described above), as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost, including its cost of financing, of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the current milestone schedule and capital costs schedule approved by the SCPSC in September 2015 and without considering the October 2015 Amendment discussed above, SCE&G’s estimated cost would be approximately $750 million for the additional 5% interest being acquired from Santee Cooper.

Nuclear Production Tax Credits

The IRS has notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the Internal Revenue Code to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could total as much as approximately $1.4 billion. Such credits would be earned over the first eight years of each New Unit's operations and would be realized by SCE&G over those years or during allowable carry-forward periods. Based on the guaranteed substantial completion dates provided above, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. When and to the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers.

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

On August 3, 2015, the EPA issued a revised carbon standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The final rule requires all new coal-fired power plants to meet a carbon emission rate of 1,400 pounds carbon dioxide per MWh and new natural gas units to meet 1,000 pounds carbon dioxide per MWh. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. SCE&G and GENCO are evaluating the final rule, but do not plan to construct new coal-fired units in the foreseeable future. In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule also provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. Consolidated SCE&G is currently evaluating the rule and expects any costs incurred to comply with such rule to be recoverable through rates.

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

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective.  The rule provides up to four years for generating facilities to meet the standards, and SCE&G and GENCO's evaluation of the rule is ongoing. SCE&G's decision to retire certain coal-fired units (see Note 2) and its project to build the New Units along with other actions are expected to result in SCE&G's compliance with MATS.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule becomes effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. Consolidated SCE&G expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

On April 17, 2015, the EPA's final rule for CCR was published in the Federal Register and became effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act and imposes certain requirements on ash storage ponds and other CCR management facilities at SCE&G's and GENCO's coal-fired generating facilities. Although the full effects of this rule are still being evaluated, SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds and have previously recognized AROs for such ash storage ponds under existing requirements. Consolidated SCE&G does not expect the incremental compliance costs associated with this rule to be significant and expects to recover such costs in future rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it also imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of September 30, 2015, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and is constructing a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals.  These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA.  SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $19.0 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet.  SCE&G expects to recover any cost arising from the remediation of MGP sites through rates.  At September 30, 2015, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34.7 million and are included in regulatory assets.

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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to Consolidated SCE&G’s utility operations.  As of September 30, 2015 and December 31, 2014, Consolidated SCE&G has recorded AROs of approximately $174 million and $201 million, respectively, for nuclear plant decommissioning and AROs of approximately $286 million and $335 million, respectively, for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending carrying amount of asset retirement obligations is as follows:

Millions of dollars	September 30, 2015	December 31, 2014
Beginning balance	$536	$547
Liabilities incurred	—	3
Liabilities settled	(15)	(6)
Accretion expense	18	25
Revisions in estimated cash flows	(79)	(33)
Ending balance	$460	$536

Revisions in estimated cash flows during 2015 primarily relate to changes in the expected timing of settlement of AROs in light of changes in the estimated useful lives of certain electric utility properties identified as part of a customary depreciation study.

10.	AFFILIATED TRANSACTIONS

CGT transports natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  Prior to January 31, 2015, CGT was a wholly-owned subsidiary of SCANA, and SCE&G's transactions with CGT prior to January 31, 2015 were affiliated transactions. SCE&G's affiliated purchases from CGT totaled approximately $6.9 million for the three months ended September 30, 2014, and $3.4 million and $21.6 million for the nine months ended September 30, 2015 and 2014, respectively.  SCE&G's affiliated payables to CGT for transportation services were $3.3 million at December 31, 2014, and SCE&G's affiliated receivables from CGT related to such transportation services were $1.2 million at December 31, 2014.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $34.0 million and $46.8 million for the three months ended September 30, 2015 and 2014, respectively, and $101.4 million and $154.1 million for the nine months ended September 30, 2015 and 2014, respectively.  SCE&G’s payables to SEMI for such purchases were $9.6 million at September 30, 2015 and $12.6 million at December 31, 2014.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s total purchases from this affiliate were $66.3 million and $82.4 million for the three months ended September 30, 2015 and 2014, respectively, and $186.0 million and $191.9 million for the nine months ended September 30, 2015 and 2014, respectively.  SCE&G’s total sales to this affiliate were $65.9 million and $82.0 million for the three months ended September 30, 2015 and 2014, respectively, and $185.1 million and $190.9 million for the nine months ended September 30, 2015 and 2014, respectively. SCE&G’s receivable from this affiliate was $21.6 million at September 30, 2015 and $27.8 million at December 31, 2014.  SCE&G’s payable to this affiliate was $21.8 million at September 30, 2015 and $27.9 million at December 31, 2014.

SCANA Services provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $80.8 million and $65.0 million for the three months ended September 30, 2015 and 2014, respectively, and $226.0 million and

$211.4 million for the nine months ended September 30, 2015 and 2014, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $37.2 million at September 30, 2015 and $47.3 million at December 31, 2014.

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

Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended September 30, 2015
Electric Operations	$743	$313	n/a
Gas Distribution	63	(6)	n/a
Adjustments/Eliminations	—	—	$164
Consolidated Total	$806	$307	$164

Nine Months Ended September 30, 2015
Electric Operations	$2,013	$728	n/a
Gas Distribution	275	35	n/a
Adjustments/Eliminations	—	—	$394
Consolidated Total	$2,288	$763	$394

Three Months Ended September 30, 2014
Electric Operations	$740	$274	n/a
Gas Distribution	72	(2)	n/a
Adjustments/Eliminations	—	—	$154
Consolidated Total	$812	$272	$154

Nine Months Ended September 30, 2014
Electric Operations	$2,032	$616	n/a
Gas Distribution	337	40	n/a
Adjustments/Eliminations	—	—	$374
Consolidated Total	$2,369	$656	$374

Segment Assets	September 30, 2015	December 31, 2014
Electric Operations	$10,531	$10,182
Gas Distribution	749	721
Adjustments/Eliminations	3,032	3,204
Consolidated Total	$14,312	$14,107

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2014.
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2015
AS COMPARED TO THE CORRESPONDING PERIODS IN 2014

Net Income

Net income for Consolidated SCE&G was as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Net income	$167.4	6.7%	$156.9	$404.6	5.8%	$382.5

Third Quarter and Year to Date

Net income increased primarily due to higher electric operations margin and lower depreciation expense, partially offset by lower gas distribution margins, lower other income, higher operation and maintenance expense, higher property taxes, higher interest cost, and higher income taxes, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2015:

Declaration Date	Amount	Quarter Ended	Payment Date
February 20, 2015	$70.7 million	March 31, 2015	April 1, 2015
April 30, 2015	$69.7 million	June 30, 2015	July 1, 2015
July 30, 2015	$70.5 million	September 30, 2015	October 1, 2015
October 29, 2015	$74.5 million	December 31, 2015	January 1, 2016

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Operating revenues	$743.6	0.4%	$740.4	$2,012.7	(1.0)%	$2,032.7
Less: Fuel used in generation	186.7	(12.5)%	213.3	524.8	(18.0)%	639.9
Purchased power	14.0	6.9%	13.1	38.3	(29.6)%	54.4
Margin	542.9	5.6%	514.0	1,449.6	8.3%	1,338.4
Other operation and maintenance expenses	129.4	8.3%	119.5	376.6	3.0%	365.7
Depreciation and amortization	52.6	(27.2)%	72.3	199.8	(7.6)%	216.2
Other taxes	48.1	1.5%	47.4	144.9	3.0%	140.7
Operating Income	$312.8	13.8%	$274.8	$728.3	18.3%	$615.8

Third Quarter

Margin increased due to base rate increases under the BLRA of $19.8 million, weather of $10.7 million and residential and commercial customer growth of $6.8 million. These increases were partially offset by lower industrial margins of $2.4 million. Margin also decreased due to downward adjustments of $14.5 million in 2015, compared to $4.4 million in 2014, pursuant to orders of the SCPSC, related to fuel cost recovery and SCE&G’s DSM Programs. These adjustments were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain interest rate contracts and lower depreciation expense upon the adoption and implementation of revised depreciation rates as a result of an updated depreciation study. Operations and maintenance expenses increased due to higher labor costs of $7.4 million, primarily due to higher incentive compensation costs, incremental storm expenses of $1.4 million and the amortization of $1.5 million of DSM Programs cost. Depreciation and amortization decreased by $21.7 million in 2015 due to the implementation of the above mentioned revised depreciation rates, $14.5 million of which was offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions. Other taxes increased due to net plant additions.

Year to Date

Margin increased due to downward adjustments of $64.6 million in 2014, compared to downward adjustments of $19.7 million in 2015, pursuant to orders of the SCPSC, related to fuel cost recovery and SCE&G’s DSM Programs. These adjustments were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain interest rate contracts, lower depreciation expense upon the adoption and implementation of revised depreciation rates as a result of an updated depreciation study and the application, as a reduction to operation and maintenance expenses, of a portion of SCE&G’s storm damage reserve. Margin also increased due to base rate increases under the BLRA of $51.3 million and residential and commercial customer growth of $15.9 million. These increases were partially offset by lower industrial margins of $8.9 million and lower collections under SCE&G’s rate rider for pension costs of $3.0 million. Operations and maintenance expenses increased due to higher labor costs of $2.6 million, primarily due to higher incentive compensation costs, partially offset by lower pension costs as a result of lower rate rider collections, the application of $5.0 million in 2014 of SCE&G’s storm damage reserve to offset downward revenue adjustments related to its DSM Programs and the amortization of $2.9 million of DSM Programs cost. Depreciation and amortization decreased by $21.7 million in 2015 due to the implementation of the above mentioned revised depreciation rates, $14.5 million of which was offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions. Other taxes increased due to net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2015	Change	2014	2015	Change	2014
Residential	2,426	4.8%	2,315	6,425	0.9%	6,370
Commercial	2,143	2.0%	2,100	5,754	1.4%	5,676
Industrial	1,660	(0.5)%	1,668	4,726	1.4%	4,662
Other	165	(2.9)%	170	458	(0.2)%	459
Total Retail Sales	6,394	2.3%	6,253	17,363	1.1%	17,167
Wholesale	266	3.1%	258	749	1.6%	737
Total Sales	6,660	2.3%	6,511	18,112	1.2%	17,904

Third Quarter

Retail sales volume increased primarily due to customer growth and the effects of weather.

Year to Date

Retail sales volume increased primarily due to customer growth.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Operating revenues	$62.7	(12.7)%	$71.8	$274.8	(18.4)%	336.7
Less: Gas purchased for resale	36.7	(19.2)%	45.4	150.8	(28.2)%	210.1
Margin	26.0	(1.5)%	26.4	124.0	(2.1)%	126.6
Other operation and maintenance expenses	18.5	13.5%	16.3	51.1	2.8%	49.7
Depreciation and amortization	6.7	3.1%	6.5	20.0	4.2%	19.2
Other taxes	6.1	3.4%	5.9	18.5	5.1%	17.6
Operating Income (Loss)	$(5.3)	130.4%	$(2.3)	$34.4	(14.2)%	$40.1

Third Quarter and Year to Date

Margin decreased primarily due to a SCPSC-approved decrease in base rates under the RSA which became effective in November 2014. Operation and maintenance expenses increased due to higher labor costs, primarily due to higher incentive compensation costs. Depreciation and amortization and other taxes increased due to net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2015	Change	2014	2015	Change	2014
Residential	695	1.3%	686	9,320	(9.2)%	10,266
Commercial	2,302	(2.3)%	2,355	9,513	(6.2)%	10,138
Industrial	4,468	—%	4,467	13,336	(2.5)%	13,681
Transportation	1,138	(0.6)%	1,145	3,486	15.9%	3,009
Total	8,603	(0.6)%	8,653	35,655	(3.9)%	37,094

Third Quarter

Commercial  interruptible volumes decreased due to lower average use. Residential and commercial firm sales volumes increased due to customer growth, partially offset by decreased average use.

Year to Date

Residential and commercial firm sales volumes decreased due to the effects of weather and lower average use, partially offset by customer growth.  Commercial and industrial interruptible volumes decreased due to curtailments and lower average use.  Transportation volumes increased due to customers shifting to transportation only service.

Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Other operation and maintenance	$147.9	8.8%	$135.9	$427.7	3.0%	$415.3
Depreciation and amortization	59.3	(24.7)%	78.8	219.8	(7.0)%	236.4
Other taxes	54.2	1.7%	53.3	163.4	3.3%	158.2

Third Quarter

Operations and maintenance expenses increased due to labor of $8.9 million, primarily due to higher incentive compensation costs, incremental storm expenses of $1.4 million and due to the amortization of $1.5 million of DSM Programs cost. Depreciation and amortization decreased by $21.7 million due to the above mentioned revised depreciation rates, $14.5 million of which is offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions. Other taxes increased due to net plant additions.

Year to Date

Operations and maintenance expenses increased due to labor of $4.2 million, primarily due to higher incentive compensation costs partially offset by lower pension costs as a result of lower rate rider collections, the application of $5.0 million in 2014 of SCE&G’s storm damage reserve to offset downward revenue adjustments related to its DSM Programs and due to the amortization of $2.9 million of DSM Programs cost. Depreciation and amortization decreased by $21.7 million due to the above mentioned revised depreciation rates, $14.5 million of which is offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions. Other taxes increased due to net plant additions.

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

	Third Quarter			Year to Date
Millions of dollars	2015	Change	2014	2015	Change	2014
Other income	$6.2	(32.6)%	$9.2	$24.0	(66.3)%	$71.3
Other expense	(6.7)	(2.9)%	(6.9)	(20.9)	11.8%	(18.7)
AFC - equity funds	7.4	(22.1)%	9.5	18.4	(17.1)%	22.2

Third Quarter

Other income decreased due primarily to the recognition of $4.4 million of gains in 2014 realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to the SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). AFC decreased due to lower AFC rates.

Year to Date

Other income decreased due primarily to the recognition of $59.6 million of gains in 2014, compared to $5.2 million in 2015, realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to the SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). AFC decreased due to lower AFC rates.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2015 were higher than the same periods in 2014 primarily due to higher income before taxes.

LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, additional short- and long-term borrowings, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2015 was 4.06 and 3.77, respectively.

SCE&G received approximately $196 million, net, in equity from its parent company during the six months ended September 30, 2015.

In May 2015, SCE&G issued $500 million of 5.1% first mortgage bonds due September 1, 2065. Proceeds from this sale were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At September 30, 2015, Consolidated SCE&G had net available liquidity of approximately $1.2 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in October 2016 and the remainder is scheduled to expire in October 2019. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 24 years at a weighted average effective interest rate of 5.8%. All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2015 through 2017, which are subject to continuing review and adjustment, are $752 million in 2015, $1,032 million in 2016, and $959 million in 2017.

For additional information, see Note 4 to the consolidated financial statements.
OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 to the condensed consolidated financial statements.

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2015, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2015, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended September 30, 2015, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1-31	303,960	$52.49	303,960
August 1-31	84,191	$55.39	84,191
September 1-30	88,042	$52.41	88,042
Total	476,193		476,193	*

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 6, 2015	James E. Swan, IV
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

10.04	X		SCANA Long-Term Equity Compensation Plan effective February 19, 2015 (Filed as Exhibit 4.05 to Registration Statement No. 333-204218 and incorporated as reference herein)
10.05	X	X	Amendment to EPC Contract dated October 27, 2015 (Filed herewith)
12.01	X	X	Statement Re Computation of Ratios (Filed herewith)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02		X	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
101. INS*	X	X	XBRL Instance Document
101. SCH*	X	X	XBRL Taxonomy Extension Schema
101. CAL*	X	X	XBRL Taxonomy Extension Calculation Linkbase
101. DEF*	X	X	XBRL Taxonomy Extension Definition Linkbase
101. LAB*	X	X	XBRL Taxonomy Extension Label Linkbase
101. PRE*	X	X	XBRL Taxonomy Extension Presentation Linkbase

*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.