Form 10-K
period 2015-12-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2016-02-26
CIK 754737, 91882

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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
SCANA Corporation Yes ☐ No ☒     South Carolina Electric & Gas Company Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $7.2 billion at June 30, 2015, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $50.65 per share. South Carolina Electric & Gas Company is a wholly‑owned subsidiary of SCANA Corporation and has no voting stock other than its common stock, all of which is held beneficially and of record by SCANA Corporation. A description of registrants’ common stock follows:

Registrant	Description of Common Stock	Shares Outstanding at February 19, 2016
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147
Documents incorporated by reference: Specified sections of SCANA Corporation’s Proxy Statement, in connection with its 2016 Annual Meeting of Shareholders, are incorporated by reference in Part III hereof.
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

TABLE OF CONTENTS

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

(2)
legislative and regulatory actions, particularly changes in electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations, and actions affecting the construction of new nuclear units;

(3)	current and future litigation;

(4)	changes in the economy, especially in areas served by subsidiaries of SCANA;

(5)	the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets;

(6)	the impact of conservation and demand side management efforts and/or technological advances on customer usage;

(7)	the loss of sales to distributed generation, such as solar photovoltaic systems;

(8)	growth opportunities for SCANA’s regulated and other subsidiaries;

(9)	the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity;

(10)	the effects of weather, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries (the Company) are located and in areas served by SCANA’s subsidiaries;

(11)	changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies;

(12)	payment and performance by counterparties and customers as contracted and when due;

(13)	the results of efforts to license, site, construct and finance facilities for electric generation and transmission, including nuclear generating facilities;

(14)
the results of efforts to operate the Company's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation and nuclear generation;

(15)	maintaining creditworthy joint owners for SCE&G’s new nuclear generation project;

(16)
the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed, at agreed upon quality and prices, for our construction program, operations and maintenance;

(17)	the results of efforts to ensure the physical and cyber security of key assets and processes;

(18)
the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power;

(19)	the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(20)	labor disputes;

(21)	performance of SCANA’s pension plan assets;

(22)	changes in and realization of taxes and tax credits, including production tax credits for new nuclear units;

(23)	inflation or deflation;

(24)	compliance with regulations;

(25)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(26)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS
Abbreviations used in this Form 10-K have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BACT	Best Available Control Technology
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CB&I	Chicago Bridge & Iron Company N.V.
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CERCLA	Comprehensive Environmental Response, Compensation and Liability Act
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and Stone and Webster
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker (decoupling mechanism)
CWA	Clean Water Act
DCGT	Dominion Carolina Gas Transmission LLC
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DOE	United States Department of Energy
DOJ	United States Department of Justice
DOT	United States Department of Transportation
DSM Programs	Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
eWNA	Pilot Electric WNA
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IRS	United States Internal Revenue Service
KVA	Kilovolt ampere
kWh	Kilowatt-hour
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LNG	Liquefied Natural Gas
LOC	Lines of Credit
LTECP	SCANA Long-Term Equity Compensation Plan
MATS	Mercury and Air Toxics Standards
MCF	Thousand Cubic Feet
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standard
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
NYSE	The New York Stock Exchange
OCI	Other Comprehensive Income
October 2015 Amendment	Amendment, dated October 27, 2015, to the EPC Contract
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PHMSA	United States Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
SERC	SERC Reliability Corporation
SIP	State Implementation Plan
Southern Natural	Southern Natural Gas Company
Spirit Communications	SCTG Communications, Inc. (a wholly-owned subsidiary of SCTG, LLC) d/b/a Spirit Communications
Stone & Webster
Prior to December 31, 2015, CB&I Stone & Webster, a subsidiary of Chicago Bridge & Iron Company N.V. Effective December 31, 2015, Stone & Webster, a subsidiary of WECTEC, LLC, a wholly-owned subsidiary of WEC

Summer Station	V.C. Summer Nuclear Station
Supreme Court	United States Supreme Court
Transco	Transcontinental Gas Pipeline Corporation
TSR	Total Shareholder Return
VACAR	Virginia-Carolinas Reliability Group
VIE	Variable Interest Entity
WEC	Westinghouse Electric Company LLC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

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

CORPORATE STRUCTURE AND SEGMENTS OF BUSINESS
SCANA is a South Carolina corporation created in 1984 as a holding company. SCANA and its subsidiaries had full-time, permanent employees of 5,829 as of February 19, 2016 and 5,886 as of February 20, 2015. SCANA does not directly own or operate any significant physical properties, but it holds directly all of the capital stock of its subsidiaries except as described below, each of which is incorporated in South Carolina.

Regulated Utilities

SCE&G is engaged in the generation, transmission, distribution and sale of electricity to approximately 698,000 customers and the purchase, sale and transportation of natural gas to approximately 347,000 customers (each as of December 31, 2015). SCE&G’s business experiences seasonal fluctuations, with generally higher sales of electricity during the summer and winter months because of air conditioning and heating requirements, and generally higher sales of natural gas during the winter months due to heating requirements. SCE&G’s electric service territory extends into 24 counties covering nearly 16,000 square miles in the central, southern and southwestern portions of South Carolina. The service area for natural gas encompasses all or part of 35 counties in South Carolina and covers approximately 23,000 square miles. More than 3.4 million persons live in the counties where SCE&G conducts its business. Resale customers include municipalities, electric cooperatives, other investor-owned utilities, registered marketers and federal and state electric agencies. Predominant industries served by SCE&G include chemicals, educational services, paper products, food products, lumber and wood products, health services, textile manufacturing, rubber and miscellaneous plastic products, automotive and tire and fabricated metal products.

GENCO owns Williams Station and sells electricity, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. Fuel Company acquires, owns and provides financing for SCE&G's nuclear fuel, certain fossil fuels and emission allowances.

PSNC Energy purchases, sells and transports natural gas to approximately 534,000 residential, commercial and industrial customers (as of December 31, 2015). PSNC Energy serves 28 franchised counties covering approximately 12,000 square miles in North Carolina. The predominant industries served by PSNC Energy include educational services, food products, health services, automotive, chemicals, non-woven textiles, electrical generation and construction.

Nonregulated Businesses

SEMI markets natural gas in the southeast and provides energy-related services. SCANA Energy, a division of SEMI, sells natural gas to approximately 450,000 customers (as of December 31, 2015). Georgia’s deregulated natural gas market includes approximately 1.6 million customers.

SCANA Services, Inc. provides administrative and management services to SCANA's other subsidiaries.

Disposals

CGT was sold to Dominion Resources, Inc. at the end of January 2015 and now operates as DCGT. SCI was sold to Spirit Communications in February 2015. In addition, SCANA owns two insignificant energy-related companies that are being liquidated.

For information with respect to major segments of business, see Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G and Note 12 of the consolidated financial statements for SCANA and SCE&G. All such information is incorporated herein by reference.

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

ELECTRIC OPERATIONS

Electric Sales

SCE&G’s sales of electricity and margins earned from those sales by customer classification as percentages of electric revenues were as follows:

	Sales		Margins
Customer Classification	2014	2015	2014	2015
Residential	45%	45%	50%	50%
Commercial	32%	33%	33%	33%
Industrial	18%	17%	14%	14%
Sales for resale	2%	2%	1%	1%
Other	3%	3%	2%	2%
Total	100%	100%	100%	100%

Sales for resale include sales to three municipalities and one electric cooperative. Short-term system sales and margins were not significant for either period presented.

During 2015 SCE&G experienced a net increase of approximately 10,000 electric customers (growth rate of 1.5%), increasing its total electric customers to approximately 698,000 at year end.

For the period 2016-2018, SCE&G projects total territorial kWh sales of electricity to increase 1.4% annually (assuming normal weather), total retail sales to grow 1.4% annually (assuming normal weather), total electric customer base to increase 1.6% annually and territorial peak load (summer, in MW) to increase 2.4% annually. SCE&G projects a retail kWh sales decrease of approximately 1.1% and customer growth of 1.7% from 2015 to 2016. SCE&G’s goal is to maintain a planning reserve margin of between 14% and 20%; however, weather and other factors affect territorial peak load and can cause actual generating capacity on any given day to fall below the reserve margin goal.

Electric Interconnections

SCE&G purchases all of the electric generation of GENCO’s Williams Station under a Unit Power Sales Agreement which has been approved by FERC. Williams Station has a net generating capacity (summer rating) of 605 MW.

SCE&G’s transmission system extends over a large part of the central, southern and southwestern portions of South Carolina. The system interconnects with Duke Energy Carolinas, LLC, Duke Energy Progress, LLC, Santee Cooper, Georgia

Power Company and the Southeastern Power Administration’s Clarks Hill (Thurmond) Project. SCE&G is a member of VACAR, one of several geographic divisions within the SERC. SERC is one of eight regional entities with delegated authority from NERC for the purpose of proposing and enforcing reliability standards approved by FERC. The regional entities and all members of NERC work to safeguard the reliability of the bulk power systems throughout North America.

Fuel Costs and Fuel Supply

The average cost of various fuels and the weighted average cost of all fuels (including oil) were as follows:

	Cost of Fuel Used
	2013	2014	2015
Per MMBTU:
Nuclear	$1.11	$1.01	$0.95
Coal	4.28	3.90	3.81
Natural Gas	4.63	5.19	3.26
All Fuels (weighted average)	3.53	3.62	3.01
Per Ton: Coal	104.63	96.74	95.69
Per MCF: Gas	4.69	5.30	3.35

The sources and percentages of total MWh generation by each category of fuel for the preceding three years and estimates for the next three years follow:

	% of Total MWh Generated
	Actual			Estimated
	2013	2014	2015	2016	2017	2018
Coal	45%	50%	39%	38%	40%	40%
Nuclear	24%	19%	20%	24%	21%	21%
Hydro	4%	3%	3%	3%	3%	3%
Natural Gas & Oil	26%	26%	36%	33%	34%	34%
Biomass/Solar	1%	2%	2%	2%	2%	2%
Total	100%	100%	100%	100%	100%	100%

For a listing of the Company's generating facilities, see the Electric Properties section within ITEM 2. PROPERTIES.

In 2015, coal was primarily obtained through long-term supply contracts with suppliers located in eastern Kentucky, Tennessee, Virginia, and West Virginia. These contracts provide for approximately 2.0 million tons annually. Sulfur restrictions on the contract coal range from 1.0% to 1.6%. These contracts expire at various times through 2018. Spot market purchases may occur when needed or when prices are believed to be favorable. The Company relies on unit trains and, in some cases, trucks and barges for coal deliveries.

SCANA and SCE&G believe that SCE&G’s operations comply with all applicable regulations relating to the discharge of sulfur dioxide and nitrogen oxide. See additional discussion at Environmental Matters in Management’s Discussion and Analysis of Financial Condition and Results of Operations for SCANA and SCE&G.

SCE&G, for itself and as agent for Santee Cooper, and Westinghouse are parties to a fuel alliance agreement and contracts for fuel fabrication and related services. Under these contracts, SCE&G supplies enriched product to Westinghouse and Westinghouse supplies nuclear fuel assemblies for Summer Station Unit 1 and will supply assemblies for the New Units. Westinghouse will be SCE&G’s exclusive provider of such fuel assemblies on a cost-plus basis. The fuel assemblies to be delivered under the contracts are expected to supply the nuclear fuel requirements of Summer Station Unit 1 and the New Units through 2033. SCE&G is dependent upon Westinghouse for providing fuel assemblies for the new AP1000 reactors in the New Units in the current and anticipated future absence of other commercially viable sources.

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

SCE&G stores spent nuclear fuel in its on-site spent-fuel pool, and has constructed a dry cask storage facility to accommodate the spent fuel output for the life of Summer Station Unit 1. In addition, Summer Station Unit 1 has sufficient on-site storage capacity to permit storage of the entire reactor core in the event that complete unloading should become desirable or necessary. For information about the contract with the DOE regarding disposal of spent fuel, see the Environmental section of Note 10 to the consolidated financial statements of SCANA and SCE&G.

SCE&G also uses long-term power purchase agreements to ensure that adequate power supply resources are in place to meet load obligations and reserve requirements. As of December 31, 2015, SCE&G had such agreements in place for 325 MW of capacity.

GAS OPERATIONS

Gas Sales-Regulated

Regulated sales of natural gas by customer classification as a percent of total regulated gas revenues sold or transported were as follows:

	SCANA		SCE&G
Customer Classification	2014	2015	2014	2015
Residential	54.9%	57.0%	44.1%	47.9%
Commercial	26.5%	26.8%	28.2%	28.0%
Industrial	12.4%	11.0%	24.6%	20.6%
Transportation Gas	6.2%	5.2%	3.1%	3.5%
Total	100.0%	100.0%	100.0%	100.0%

For the period 2016-2018, SCANA projects total consolidated sales of regulated natural gas in MMBTUs to increase 1.7% annually (excluding transportation and assuming normal weather). Annual projected increases over such period in MMBTU sales include residential of 2.6%, commercial of 1.2% and industrial of 0.8%.

For the period 2016-2018, SCE&G projects total consolidated sales of regulated natural gas in MMBTUs to increase 1.4% annually (excluding transportation and assuming normal weather). Annual projected increases over such period in MMBTU sales include residential of 2.6%, commercial of 0.8% and industrial of 1.1%.

For the period 2016-2018, each of SCANA’s and SCE&G’s total regulated natural gas customer base is projected to increase 2.6% annually. During 2015 SCANA recorded a net increase of approximately 22,000 regulated gas customers (growth rate of 2.6%), increasing its regulated gas customers to approximately 881,000. Of this increase, SCE&G recorded a net increase of approximately 9,000 gas customers (growth rate of 2.7%), increasing its total gas customers to approximately 347,000 (as of December 31, 2015).

Demand for gas changes primarily due to weather and the price relationship between gas and alternate fuels.

Gas Cost, Supply and Curtailment Plans

 SCE&G purchases natural gas under contracts with producers and marketers in both the spot and long-term markets. The gas is delivered to South Carolina through firm transportation agreements with Southern Natural (expiring in 2018), Transco (expiring at various times through 2031) and DCGT (expiring at various times through 2030). The maximum daily volume of gas that SCE&G is entitled to transport under these contracts is 212,194 MMBTU from Southern Natural, 104,652 MMBTU from Transco and 449,727 MMBTU from DCGT. Additional natural gas volumes may be delivered to SCE&G’s system as capacity is available through interruptible transportation.

The daily volume of gas that SEMI is entitled to transport under service agreements with DCGT (expiring in 2016, 2017 and 2023) on a firm basis is 83,704 MMBTU.

SCE&G purchased natural gas, including fixed transportation, at an average cost of $3.67 per MMBTU during 2015 and $5.48 per MMBTU during 2014.

SCE&G was allocated 5,502,600 MMBTU of natural gas storage capacity on the systems of Southern Natural and Transco. Approximately 4,558,600 MMBTU of gas were in storage on December 31, 2015. To meet the requirements of its high priority natural gas customers during periods of maximum demand, SCE&G supplements its supplies of natural gas with two LNG liquefaction storage facilities, one of which has liquefaction capability. The LNG plants are capable of storing the liquefied equivalent of 1,964,600 MMBTU of natural gas. Approximately 1,842,800 MMBTU (liquefied equivalent) of gas were in storage on December 31, 2015.

PSNC Energy purchases natural gas under contracts with producers and marketers on a short-term basis at market based prices and on a long-term basis for reliability assurance at first of the month index prices plus a reservation charge in certain cases. Transco transports natural gas to North Carolina through transportation agreements with varying expiration dates through 2032. On a peak day, PSNC Energy is capable of receiving daily transportation volumes of natural gas under these contracts, utilizing firm contracts of 710,062 MMBTU from Transco.

PSNC Energy purchased natural gas, including fixed transportation, at an average cost of $4.12 per MMBTU during 2015 compared to $5.67 per MMBTU during 2014.

To meet the requirements of its high priority natural gas customers during periods of maximum demand, PSNC Energy supplements its supplies of natural gas with underground natural gas storage services and LNG peaking services. Underground natural gas storage service agreements with Dominion Transmission, Inc., Columbia Gas Transmission, Transco and Spectra Energy provide for storage capacity of approximately 13,000,000 MMBTU. Approximately 11,000,000 MMBTU of gas were in storage under these agreements at December 31, 2015. In addition, PSNC Energy’s LNG facility can store the liquefied equivalent of 1,000,000 MMBTU of natural gas with regasification capability of approximately 100,000 MMBTU per day. Approximately 900,000 MMBTU (liquefied equivalent) of gas were in storage at December 31, 2015. LNG storage service agreements with Transco, Cove Point LNG and Pine Needle LNG provide for 1,300,000 MMBTU (liquefied equivalent) of storage space. Approximately 1,300,000 MMBTU (liquefied equivalent) were in storage under these agreements at December 31, 2015.

SCANA and SCE&G believe that supplies under long-term contracts and supplies available for spot market purchase are adequate to meet existing customer demands and to accommodate growth.

Gas Marketing-Nonregulated

SEMI markets natural gas and provides energy-related services in the Southeast. In addition, SCANA Energy, a division of SEMI, markets natural gas to approximately 450,000 customers (as of December 31, 2015) in Georgia’s natural gas market. Georgia’s natural gas market includes approximately 1.6 million customers.

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

* SCE&G operates the Saluda hydroelectric project under an annual license while its long-term re-licensing application is being reviewed by FERC.

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

Fuel Cost Recovery Procedures

The SCPSC’s fuel cost recovery procedure determines the fuel component in SCE&G’s retail electric base rates annually based on projected fuel costs for the ensuing 12-month period, adjusted for any over-collection or under-collection from the preceding 12-month period. The statutory definition of fuel costs includes certain variable environmental costs, such as ammonia, lime, limestone and catalysts consumed in reducing or treating emissions. The definition also includes the cost of emission allowances used for sulfur dioxide, nitrogen oxide, mercury and particulates. In 2014, the South Carolina General Assembly amended the statutory definition of fuel cost thereby allowing electric utilities to recover avoided costs under the Public Utility Regulatory Policy Act of 1978. The South Carolina General Assembly further amended the fuel cost statute to allow for the recovery of costs incurred as a result of offering DER programs and net metering to its customers as a separate component of the overall fuel factor. SCE&G may request a formal proceeding concerning its fuel costs at any time.

Fuel cost recovery procedures related to the Company's natural gas operations along with related rate proceedings by the SCPSC and NCUC are described in Note 2 to the consolidated financial statements for SCANA and SCE&G.

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

Our energy businesses are sensitive to changes in coal, natural gas, uranium and other commodity prices (as well as their transportation costs) and availability. Any such changes could affect the prices these businesses charge, their operating costs and the competitive position of their products and services. Consolidated SCE&G is permitted to recover the prudently incurred cost of purchased power and fuel (including transportation) used in electric generation through retail customers’ bills, but purchased power and fuel cost increases affect electric prices and therefore the competitive position of electricity against other energy sources. In addition, when natural gas prices are low enough relative to coal to require the dispatch of gas-fired electric generation ahead of coal-fired electric generation, higher inventories of coal, with related increased carrying costs, may result. This may adversely affect our results of operations, cash flows and financial condition.

In the case of regulated natural gas operations, costs prudently incurred for purchased gas and pipeline capacity may be recovered through retail customers’ bills. However, in both our regulated and deregulated natural gas markets, increases in gas costs affect total retail prices and therefore the competitive position of gas relative to electricity and other forms of energy. Accordingly, customers able to do so may switch to alternate forms of energy and reduce their usage of gas from the Company and Consolidated SCE&G. Customers on a volumetric rate structure unable to switch to alternate fuels or suppliers may reduce their usage of gas from the Company and Consolidated SCE&G. A regulatory mechanism applies to residential and commercial customers at PSNC Energy to mitigate the earnings impact of an increase or decrease in gas usage.

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

The Company’s and Consolidated SCE&G’s businesses are capital intensive and require significant investments in energy generation and in other internal infrastructure projects, including projects for environmental compliance. For example, SCE&G and Santee Cooper have agreed to jointly own, contract the design and construction of, and operate the New Units, which will be two 1,250 MW (1,117 MW, net) nuclear units at SCE&G’s Summer Station, in pursuit of which they have committed and are continuing to commit significant resources. In addition, construction of significant new transmission infrastructure is necessary to support the New Units and is under way as an integral part of the project. Achieving the intended benefits of any large construction project is subject to many uncertainties. For instance, the ability to adhere to established budgets and construction schedules may be affected by many variables, such as the regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected timeframes, the availability of labor and materials at estimated costs, the availability and cost of financing, and weather. There also may be contractor or supplier performance issues or adverse changes in their creditworthiness, unforeseen difficulties meeting critical regulatory requirements, contract disputes and litigation, and changes in key contractors or subcontractors. There may be unforeseen engineering problems or unanticipated changes in project design or scope. Our ability to complete construction projects (including new baseload generation) as well as our ability to maintain current operations at reasonable cost could be affected by the availability of key components or commodities, increases in the price of or the unavailability of labor, commodities or other materials, increases in lead times for components, adverse changes in applicable laws and regulations, new or enhanced environmental or regulatory requirements, supply chain failures (whether resulting from the foregoing or other factors), and disruptions in the transportation of components, commodities and fuels. Some of the foregoing issues have been experienced in the construction of the New Units. A discussion of certain of those matters can be found under New Nuclear Construction in Note 10 to the consolidated financial statements for SCANA and SCE&G.

Should the construction of the New Units adversely deviate from the schedules (by more than 18 months), estimates, and projections timely submitted to and approved by the SCPSC pursuant to the BLRA, the SCPSC could disallow the additional capital costs that result from the deviations to the extent that it is deemed that the Company's failure to anticipate or avoid the deviation, or to minimize the resulting expenses, was imprudent, considering the information available at the time. Depending upon the magnitude of any such disallowed capital costs, the Company could be moved to evaluate the prudency of continuation, adjustment to, or termination of the project.

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

The Company and Consolidated SCE&G use derivative instruments, including futures, forwards, options and swaps, to manage our financial market risks. The Company also uses such derivative instruments to manage certain commodity (i.e., natural gas) market risk. We could be required to provide cash collateral or recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities and financial contracts or if a counterparty fails to perform under a contract.

The Company strives to manage commodity price exposure by establishing risk limits and entering into contracts to offset some of our positions (i.e., to hedge our exposure to demand and other changes in commodity prices). We do not hedge the entire exposure of our operations from commodity price volatility. To the extent we do not hedge against commodity price volatility or our hedges are not effective, results of operations, cash flows and financial condition may be diminished.

Changing and complex laws and regulations to which the Company and Consolidated SCE&G are subject could adversely affect revenues, increase costs, or curtail activities, thereby adversely impacting results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G operate under the regulatory authority of the United States government and its various regulatory agencies, including the FERC, NRC, SEC, IRS, EPA, CFTC and PHMSA. In addition, the Company and Consolidated SCE&G are subject to regulation by the state governments of South Carolina, North Carolina and Georgia via regulatory agencies, state environmental commissions, and state employment commissions. Accordingly, the Company and Consolidated SCE&G must comply with extensive federal, state and local laws and regulations. Such governmental oversight and regulation broadly and materially affect the operation of our businesses. In addition to many other aspects of our businesses, these requirements impact the services mandated or offered to our customers, and the licensing, siting, construction and operation of facilities. They affect our management of safety, the reliability of our electric and natural gas systems, the physical and cyber security of key assets, customer conservation through DSM Programs, information security, the issuance of securities and borrowing of money, financial reporting, interactions among affiliates, the payment of dividends and employment programs and practices. Changes to governmental regulations are continual and potentially costly to effect compliance. Non-compliance with these requirements by third parties, such as our contractors, vendors and agents, may subject the Company and Consolidated SCE&G to operational risks and to liability. We cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Company’s or Consolidated SCE&G’s businesses. Non-compliance with these laws and regulations could result in fines, litigation, loss of licenses or permits, mandated capital expenditures and other adverse business outcomes, as well as reputational damage, which could adversely affect the cash flows, results of operations, and financial condition of the Company and Consolidated SCE&G.

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

SCE&G’s electric operations in South Carolina and the Company’s gas distribution operations in South Carolina and North Carolina are regulated by state utilities commissions. In addition, the construction of the New Units by SCE&G is subject to rate regulation by the SCPSC via the BLRA. Consolidated SCE&G’s generating facilities are subject to extensive regulation and oversight from the NRC and SCPSC. SCE&G's electric transmission system is subject to extensive regulations and oversight from the SCPSC, NERC and FERC. Implementing and maintaining compliance with the NERC's mandatory reliability standards, enforced by FERC, for bulk electric systems could result in higher operating costs and capital expenditures. Non-compliance with these standards could subject SCE&G to substantial monetary penalties. Our gas marketing operations in Georgia are subject to state regulatory oversight and, for a portion of its operations, to rate regulation. There can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as market conditions evolve.

Furthermore, Dodd-Frank affects the use and reporting of derivative instruments. The regulations under this legislation provide for substantial additional regulation of over-the-counter and security-based derivative instruments, among other things, and require numerous rule-makings by the CFTC and the SEC to implement, many of which are still pending final action by those federal agencies. The Company and Consolidated SCE&G have determined that they meet the end-user exception to mandatory clearing of swaps under Dodd-Frank. In addition, the Company and Consolidated SCE&G have taken steps to ensure that they are not the party required to report these transactions in real-time (the "reporting party") by transacting solely with swap dealers and major swap participants, when possible, as well as entering into reporting party agreements with counterparties who also are not swap dealers or major swap participants, which establishes that those counterparties are obligated to report the transactions in accordance with applicable Dodd-Frank regulations. While these actions minimize the reporting obligations of the Company, they do not eliminate required recordkeeping for any Dodd-Frank regulated transactions. Moreover, the Company retains reporting responsibility for certain types of swaps, such as the annual reporting of trade options. Despite qualifying for the end-user exception to mandatory clearing and ensuring that neither the Company nor Consolidated SCE&G is the reporting party to a transaction required to be reported in real-time, we cannot predict when the final regulations will be issued or what requirements they will impose.

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

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing nitrogen oxide, sulfur dioxide, mercury and particulate matter). Some form of regulation is expected at the federal and state levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The final rule requires all new coal-fired power plants to meet a carbon emission rate of 1,400 pounds carbon dioxide per MWh. No new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company is evaluating the final rule, but does not plan to construct new coal-fired units in the foreseeable future. In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. However, on February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. Also, a number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none have yet been enacted. In April 2012 the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. In October 2014, the stay on CSAPR was lifted and CAIR was set aside, thus reinstating CSAPR sulfur dioxide and nitrogen oxide allocations on electric generating units in 28 states, including South Carolina. In 2010, the EPA set a new NAAQS limit for sulfur dioxide and in August 2015 issued the Data Requirements Rule for implementing the one-hour sulfur dioxide standard. In October 2015 a new NAAQS limit for ozone was finalized by the EPA. The EPA's rule for cooling water intake structures to meet the best technology available became effective in October 2014, and the EPA also issued a final rule in December 2014 regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA finalized new standards under the CWA governing effluent limitation guidelines for electric generating units in September 2015.

Compliance with these environmental laws and regulations requires us to commit significant resources toward environmental monitoring, installation of pollution control equipment, emissions fees and permitting at our facilities. These expenditures have been significant in the past and are expected to continue or even increase in the future. Changes in compliance requirements or more restrictive interpretations by governmental authorities of existing requirements may impose additional costs on us (such as the clean-up of MGP sites or additional emission allowances) or require us to incur additional expenditures or curtail some of our cost savings activities (such as the recycling of fly ash and other coal combustion products for beneficial use). Compliance with any GHG emission reduction requirements, including any mandated renewable portfolio standards, also may impose significant costs on us, and the resulting price increases to our customers may lower customer consumption. Such costs of compliance with environmental regulations could negatively impact our industry, our businesses and our results of operations and financial position, especially if emissions or discharge limits are reduced or more onerous permitting requirements or additional regulatory requirements are imposed.

Renewable and/or alternative electric generation portfolio standards may be enacted at the federal or state level. In June 2014 the State of South Carolina enacted legislation known as Act 236 with the stated goal for each investor-owned utility to add up to 2% of its 5-year average retail peak demand with renewable electric generation resources by the end of 2020. A utility, at its option, may add an additional 1% during this period. Such renewable energy may not be readily available in our service territories and could be costly to build, acquire, and operate. Resulting increases in the price of electricity to recover the cost of these types of generation, as approved by regulatory commissions, could result in significantly lower usage of electricity by our customers. In addition, DER generation at customers’ facilities could result in the loss of sales to those customers. Compliance with potential future portfolio standards could significantly impact our industry, our capital expenditures, and our results of operations and financial condition.

The compliance costs of these environmental laws and regulations are important considerations in the Company's and Consolidated SCE&G's strategic planning and, as a result, significantly affect the decisions to construct, operate, and retire facilities, including generating facilities. In effecting compliance with MATS, SCE&G has retired three of its oldest and smallest coal-fired units and converted three others such that they may be gas-fired.

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

Disruptions in the capital markets and its actual or perceived effects on particular businesses and the greater economy also adversely affect the value of the investments held within SCANA’s pension trust. A significant long-term decline in the value of these investments may require us to make or increase contributions to the trust to meet future funding requirements. In addition, a significant decline in the market value of the investments may adversely impact the Company’s and Consolidated SCE&G’s results of operations, cash flows and financial condition, including its shareholders’ equity.

A downgrade in the credit rating of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect our ability to access capital and to operate our businesses, thereby adversely affecting results of operations, cash flows and financial condition.

Various rating agencies currently rate SCANA’s long-term senior unsecured debt, SCE&G’s long-term senior secured debt, and the long-term senior unsecured debt of PSNC Energy as investment grade. In addition, rating agencies maintain ratings on the short-term debt of SCANA, SCE&G, Fuel Company (which ratings are based upon the guarantee of SCE&G) and PSNC Energy. Rating agencies consider qualitative and quantitative factors when assessing SCANA and its rated operating companies’ credit ratings, including regulatory environment, capital structure and the ability to meet liquidity requirements. Changes in the regulatory environment or deterioration of our rated companies’ commonly monitored financial credit metrics could adversely affect their debt ratings. If these rating agencies were to downgrade any of these ratings, particularly to below investment grade for long-term ratings, borrowing costs on new issuances would increase, which would diminish financial results, and the potential pool of investors and funding sources could decrease.

Operating results may be adversely affected by natural disasters, man-made mishaps and abnormal weather.

The Company has delivered less gas and received lower prices for natural gas in deregulated markets when weather conditions have been milder than normal, and as a consequence earned less income from those operations. During 2010 the SCPSC approved SCE&G’s implementation of an eWNA on a pilot basis; it was discontinued at the end of 2013. Mild weather in the future could diminish the revenues and results of operations and harm the financial condition of the Company and Consolidated SCE&G. Hot or cold weather could result in higher bills for customers and result in higher write-offs of receivables and in a greater number of disconnections for non-payment. In addition, for the Company and Consolidated SCE&G, severe weather can be destructive, causing outages and property damage, adversely affecting operating expenses and revenues.

Natural disasters (such as electromagnetic events and the 2011 earthquake and tsunami in Japan) or man-made mishaps (such as the San Bruno, California natural gas transmission pipeline failure, the Kingston, Tennessee coal ash pond failure, and cyber-security failures experienced by many businesses) could have direct significant impacts on the Company and Consolidated SCE&G and on our key contractors and suppliers or could impact us through changes to federal, state or local policies, laws and regulations, and have a significant impact on our financial condition, operating expenses, and cash flows.

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

In addition, conservation and demand side management efforts and/or technological advances may cause or enable customers to significantly reduce their usage of the Company’s and SCE&G’s products and adversely affect sales, sales growth, and customer usage patterns. For instance, improvements in energy storage technology, if realized, could have dramatic impacts on the viability of and growth in distributed generation.

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

Critical processes or systems in the Company’s or Consolidated SCE&G’s operations could become impaired or fail from a variety of causes, such as equipment breakdown, transmission equipment failure, information systems failure or security breach, natural disasters, and the effects of a pandemic or terrorist attack on our workforce or facilities or on the ability of vendors and suppliers to maintain services key to our operations.

In particular, as the operator of power generation facilities, many of which entered service prior to 1985 and may be difficult to maintain, Consolidated SCE&G could incur problems, such as the breakdown or failure of power generation or emission control equipment, transmission equipment, or other equipment or processes which would result in performance below assumed levels of output or efficiency. The operation of the New Units or the integration of a significant amount of distributed generation into our systems may entail additional cycling of our coal-fired generation facilities and may thereby increase the number of unplanned outages at those facilities. In addition, any such breakdown or failure may result in Consolidated SCE&G purchasing emission allowances or replacement power at market rates, if such allowances and replacement power are available at all. These purchases are subject to state regulatory prudency reviews for recovery through rates. If replacement power is not available, such problems could result in interruptions of service (blackout or brownout conditions) in all or part of SCE&G’s territory or elsewhere in the region. Similarly, a natural gas line failure of the Company or Consolidated SCE&G could affect the safety of the public, destroy property, and interrupt our ability to serve customers.

Events such as these could entail substantial repair costs, litigation, fines and penalties, and damage to reputation, each of which could have an adverse effect on the Company’s revenues, results of operations, and financial condition. Insurance may not be available or adequate to respond to these events.

A failure of the Company to maintain the physical and cyber security of its operations may result in the failure of operations, damage to equipment, or loss of information, and could result in a significant adverse impact to the Company's financial condition, results of operations and cash flows.

The Company depends on maintaining the physical and cyber security of its operations and assets.  As much of our business is part of the nation's critical infrastructure, the loss or impairment of the assets associated with that portion of our businesses could have serious adverse impacts on the customers and communities that we serve.  Virtually all of the Company's operations are dependent in some manner upon our cyber systems, which encompass electric and gas operations, nuclear and fossil fuel generating plants, human resource and customer systems and databases, information system networks, and systems containing confidential corporate information.  Cyber systems, such as those of the Company, are often targets of malicious cyber attacks.  A successful physical or cyber attack could lead to outages, failure of operations of all or portions of our businesses, damage to key components and equipment, and exposure of confidential customer, employee, or corporate information.  The Company may not be readily able to recover from such events.  In addition, the failure to secure our operations from such physical and cyber events may cause us reputational damage.  Litigation, penalties and claims from a number of parties, including customers, regulators and shareholders, may ensue.  Insurance may not be adequate to respond to these events.  As a result, the Company's financial condition, results of operations, and cash flows may be adversely affected.

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

In 2015, Summer Station Unit 1, operated by SCE&G, provided approximately 4.7 million MWh, or 20% of our generation. When the New Units are completed, our generating capacity and the percentage of total generating capacity represented by nuclear sources are expected to increase. Hence, SCE&G is subject to various risks of nuclear generation, which include the following:

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate capital expenditures at nuclear plants such as ours. Although we have no reason to anticipate a serious nuclear incident, a major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit, resulting in costly changes to units under construction or in operation and harming our results of operations, cash flows and financial condition. Furthermore, a major incident at a domestic nuclear facility could result in retrospective premium assessments under our nuclear insurance coverages. Finally, in today’s environment, there is a heightened risk of terrorist attack on the nation’s nuclear facilities, which has resulted in increased security costs at our nuclear plant.

Failure to retain and attract key personnel could adversely affect the Company’s and Consolidated SCE&G’s operations and financial performance.

As with many other utilities, a significant portion of our workforce will be eligible for retirement during the next few years. We must attract, retain and develop executive officers and other professional, technical and craft employees with the skills and experience necessary to successfully manage, operate and grow our businesses. Competition for these employees is high, and in some cases we must compete for these employees on a regional or national basis. We may be unable to attract and retain these personnel. In particular, the timely hiring, training, licensing and retention of personnel needed for the operation of the New Units is necessary to maintain the schedule for their operation. Further, the Company’s or Consolidated SCE&G’s ability to construct or maintain generation or other assets requires the availability of suitable skilled contractor personnel. We may be unable to obtain appropriate contractor personnel at the times and places needed. Labor disputes with employees or contractors covered by collective bargaining agreements also could adversely affect implementation of our strategic plan and our operational and financial performance. Furthermore, increased medical benefit costs of employees and retirees could adversely affect the results of operations of the Company and Consolidated SCE&G. Medical costs in this country have risen significantly over the past number of years and are expected to continue to increase at unpredictable rates. Such increases, unless satisfactorily managed by the Company and Consolidated SCE&G, could adversely affect results of operations.

The Company and Consolidated SCE&G are subject to the risk that strategic decisions made by us either do not result in a return of or on invested capital or might negatively impact our competitive position, which can adversely impact our results of operations, cash flows, financial condition, and access to capital.

From time to time, the Company and Consolidated SCE&G make strategic decisions that may impact our direction with regard to business opportunities, the services and technologies offered to customers or that are used to serve customers, and the generating plants and other infrastructure that form the basis of much of our business. These strategic decisions may not result in a return of or on our invested capital, and the effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes, including customers' concerns regarding rate increases such as those periodic rate increases under the BLRA, may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously supported by legislation or approved by regulators), to the detriment of the Company or Consolidated SCE&G (e.g., revision or repeal of the BLRA). Over time, these strategic decisions or changing attitudes toward such decisions, which could be adverse to the Company’s or Consolidated SCE&G’s interests, may have a negative effect on our results of operations, cash flows and financial condition, as well as limit our ability to access capital.

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

The Company and Consolidated SCE&G are committed to comply with all laws and regulations, to focus on the safety of employees, customers and the public, to maintain the privacy of information related to our customers and employees and to maintain effective communications with the public and key stakeholder groups, particularly during emergencies and times of crisis. Traditional news media and social media can very rapidly convey information, whether factual or not, to large numbers of people, including customers, investors, regulators, legislators and other stakeholders, and the failure to effectively manage timely communication through these channels could adversely impact our reputation. The Company and Consolidated SCE&G also are committed to operational excellence, to quality customer service, and, through our Code of Conduct and Ethics, to maintain high standards of ethical conduct in our business operations. A failure to meet these commitments may subject the Company and Consolidated SCE&G not only to fraud, regulatory action, litigation and financial loss, but also to reputational risk that could adversely affect the valuation of SCANA’s stock, adversely affect the Company’s and Consolidated SCE&G’s access to capital, and result in further regulatory oversight. Insurance may not be available or adequate to respond to these events.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable

ITEM 2. PROPERTIES

SCANA owns no significant property other than the capital stock of each of its subsidiaries. It holds, directly or indirectly, all of the capital stock of each of its subsidiaries. See also Note 13 to the consolidated financial statements of SCANA.
SCE&G's bond indenture, which secures its First Mortgage Bonds, constitutes a direct mortgage lien on substantially all of its electric utility property. GENCO's Williams Station is also subject to a first mortgage lien which secures certain outstanding debt of GENCO.
Electric Properties

The following table shows the electric generating facilities and their net generating capacity as of December 31, 2015.

		Net Generating Capacity
	In-Service	Summer
	Date	(MW)
Coal-Fired Steam:
Wateree - Eastover, SC	1970	684
Williams - Goose Creek, SC	1973	605
Cope - Cope, SC	1996	415
Kapstone - Charleston, SC	1999	85

Gas-Fired Steam:
McMeekin - Irmo, SC	1958	250	*
Urquhart Unit 3 - Beech Island, SC	1953	95

Nuclear:
Summer Station Unit 1 - Parr, SC (reflects SCE&G's 66.7% ownership share)	1984	647
Summer Station Unit 2 and Unit 3 - Parr, SC			**

Internal Combustion Turbines:
Peaking units - various locations in SC	1968-2010	349
Urquhart Combined Cycle - Beech Island, SC	2002	458
Jasper Combined Cycle - Jasper, SC	2004	852

Hydro:
Saluda - Irmo, SC	1930	200
Other hydro units - various locations in or bordering SC	1905-1914	18
Fairfield Pumped Storage - Parr, SC	1978	576

* McMeekin units were fueled with coal and natural gas during 2015. The Company expects to burn natural gas exclusively beginning in early 2016.
** SCE&G owns 55% of Unit 2 and Unit 3, which are being constructed at Summer Station.

    SCE&G owns 435 substations having an aggregate transformer capacity of 31.0 million KVA. The transmission system consists of 3,450 miles of lines, and the distribution system consists of 18,478 pole miles of overhead lines and 7,264 trench miles of underground lines.

Natural Gas Distribution and Transmission Properties

SCE&G's natural gas system includes 447 miles of transmission pipeline of up to 20 inches in diameter that connect its distribution system with Southern Natural, Transco and DCGT. SCE&G’s distribution system consists of 17,046 miles of distribution mains and related service facilities. SCE&G also owns two LNG plants, one located near Charleston, South Carolina, and the other in Salley, South Carolina. The Charleston facility can liquefy up to 6,180 MMBTU per day and store the liquefied equivalent of 1,009,400 MMBTU of natural gas. The Salley facility can store the liquefied equivalent of 927,000 MMBTU of natural gas and has no liquefying capabilities. The LNG facilities have the capacity to regasify approximately 61,800 MMBTU per day at Charleston and 92,700 MMBTU per day at Salley.

PSNC Energy’s natural gas system consists of 613 miles of transmission pipeline of up to 24 inches in diameter that connect its distribution systems with Transco. PSNC Energy’s distribution system consists of 21,268 miles of distribution mains and related service facilities. PSNC Energy owns one LNG plant with storage capacity of 1,000,000 MMBTU, the capacity to liquefy up to 4,000 MMBTU per day and the capacity to regasify approximately 100,000 MMBTU per day.

ITEM 3.  LEGAL PROCEEDINGS

SCANA and SCE&G are subject to various claims and litigation incidental to their business operations which management anticipates will be resolved without a material impact on their respective results of operations, cash flows or financial condition. In addition, certain material regulatory and environmental matters and uncertainties, some of which remain outstanding at December 31, 2015, are described in the Rate Matters section of Note 2 and in the Environmental section of Note 10 to the consolidated financial statements of SCANA and SCE&G.

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

Name	Age	Positions Held During Past Five Years	Dates
Kevin B. Marsh	60	Chairman of the Board and Chief Executive Officer President and Chief Operating Officer-SCANA President-SCE&G	2011-present *-present *-2011
Jimmy E. Addison	55	Executive Vice President-SCANA Chief Financial Officer President and Chief Operating Officer-SEMI Senior Vice President	2012-present *-present 2014-present *-2012
Jeffrey B. Archie	58	Senior Vice President and Chief Nuclear Officer-SCE&G Senior Vice President-SCANA	*-present *-present
Sarena D. Burch	58	Senior Vice President-Risk Management and Corporate Compliance Senior Vice President-Fuel Procurement and Asset Management-SCE&G and PSNC Energy Senior Vice President-SCANA	2016-present *-2015 *-2015
Stephen A. Byrne	56	President-Generation and Transmission-SCE&G Chief Operating Officer-SCE&G Executive Vice President-SCANA Executive Vice President-Generation and Transmission-SCE&G	2011-present *-present *-present *-2011
D. Russell Harris	51	Senior Vice President-Gas Distribution-SCANA President-Gas Operations-SCE&G President and Chief Operating Officer-PSNC Energy Senior Vice President-SCANA	2013-present 2013-present *-present 2012-2013
Kenneth R. Jackson	59	Senior Vice President-Economic Development, Governmental and Regulatory Affairs Senior Vice President-SCANA Vice President-Rates and Regulatory Services	2014-present 2014-present *-2014
W. Keller Kissam	49	President of Retail Operations-SCE&G Senior Vice President-SCANA Senior Vice President-Retail Operations-SCE&G	2011-present 2011-present *-2011
Ronald T. Lindsay	65	Senior Vice President, General Counsel and Assistant Secretary	*-present
Martin K. Phalen	61	Senior Vice President-Administration-SCANA Vice President-Gas Operations-SCE&G	2012-present *-2012

*Indicates positions held at least since February 26, 2011.

PART II
ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

SCANA Corporation:

Price Range (NYSE Composite Listing):

	2015				2014
	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.	4th Qtr.	3rd Qtr.	2nd Qtr.	1st Qtr.
High	$61.95	$57.73	$56.26	$65.57	$63.41	$53.89	$53.88	$51.39
Low	$54.84	$50.17	$47.77	$52.03	$47.77	$48.53	$49.51	$45.58

SCANA common stock trades on the NYSE using the ticker symbol SCG. At February 19, 2016 there were 142,916,917 shares of SCANA common stock outstanding which were held by approximately 26,000 shareholders of record. For a summary of equity securities issuable under SCANA’s compensation plans at December 31, 2015, see ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SCANA declared quarterly dividends on its common stock of $0.545 per share in 2015 and $0.525 per share in 2014. On February 18, 2016, SCANA increased the quarterly cash dividend rate on SCANA common stock to $0.575 per share, an increase of approximately 5.5%. The next quarterly dividend is payable April 1, 2016 to shareholders of record on March 10, 2016. For a discussion of provisions that could limit the payment of cash dividends, see ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCANA.

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934) during the fourth quarter of 2015 of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Securities Exchange Act of 1934:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
October 1-31	268,139	$56.51	268,139
November 1-30	71,699	$59.19	71,699
December 1-31	68,761	$59.57	68,761
Total	408,599		408,599	*

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

SCE&G:

All of SCE&G’s common stock is owned by SCANA, and no established public trading market exists for SCE&G common stock. During 2015 and 2014, SCE&G declared quarterly dividends on its common stock in the following amounts:

Declaration Date	Amount		Declaration Date	Amount
February 20, 2014	$62.5	million	February 20, 2015	$69.0	million
April 24, 2014	62.8	million	April 30, 2015	67.8	million
July 31, 2014	66.8	million	July 30, 2015	68.4	million
October 30, 2014	72.5	million	October 29, 2015	72.3	million

On February 18, 2016, SCE&G declared a quarterly dividend on its common stock of $72.2 million.

For a discussion of provisions that could limit the payment of cash dividends, see ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS under Liquidity and Capital Resources-Financing Limits and Related Matters and Note 3 to the consolidated financial statements for SCE&G.

ITEM 6.  SELECTED FINANCIAL DATA

As of or for the Year Ended December 31,	2015	2014	2013	2012	2011
	(Millions of dollars, except statistics and per share amounts)
SCANA:
Statement of Income Data
Operating Revenues	$4,380	$4,951	$4,495	$4,176	$4,409
Operating Income	$1,308	$1,007	$910	$859	$813
Net Income	$746	$538	$471	$420	$387
Common Stock Data
Weighted Avg Common Shares Outstanding (Millions)	142.9	141.9	138.7	131.1	128.8
Basic Earnings Per Share	$5.22	$3.79	$3.40	$3.20	$3.01
Diluted Earnings Per Share	$5.22	$3.79	$3.39	$3.15	$2.97
Dividends Declared Per Share of Common Stock	$2.18	$2.10	$2.03	$1.98	$1.94
Balance Sheet Data
Utility Plant, Net	$13,145	$12,232	$11,643	$10,896	$10,047
Total Assets	$17,146	$16,818	$15,127	$14,568	$13,476
Total Equity	$5,443	$4,987	$4,664	$4,154	$3,889
Short-term and Long-term Debt	$6,529	$6,581	$5,788	$5,707	$5,274
Other Statistics
Electric:
Customers (Year-End)	698,372	687,800	678,273	669,966	664,196
Total sales (Million kWh)	23,102	23,319	22,313	23,879	24,188
Generating capability-Net MW (Year-End)	5,234	5,237	5,237	5,533	5,642
Territorial peak demand-Net MW	4,970	4,853	4,574	4,761	4,885
Regulated Gas:
Customers, excluding transportation (Year-End)	881,295	859,186	837,232	818,983	803,644
Sales, excluding transportation (Thousand Therms)	875,218	973,907	921,533	798,978	812,416
Transportation customers (Year-End)	627	656	667	663	645
Transportation volumes (Thousand Therms)	791,402	1,786,897	1,729,399	1,559,542	1,585,202

SCE&G:
Statement of Income Data
Operating Revenues	$2,930	$3,091	$2,845	$2,809	$2,819
Operating Income	$934	$830	$737	$717	$654
Net Income	$480	$458	$391	$352	$316
Net Income Attributable to Noncontrolling Interest	$14	$12	$11	$11	$10
Earnings Available to Common Shareholder	$466	$446	$380	$341	$306
Balance Sheet Data
Utility Plant, Net	$11,589	$10,783	$10,048	$9,375	$8,588
Total Assets	$14,765	$14,078	$12,673	$12,078	$11,006
Total Equity	$5,151	$4,757	$4,489	$4,043	$3,773
Short-term and Long-term Debt	$5,189	$4,989	$4,279	$4,145	$3,730
Other Statistics
Electric:
Customers (Year-End)	698,383	687,866	678,338	670,030	664,273
Total sales (Million kWh)	23,115	23,333	22,327	23,899	24,200
Generating capability-Net MW (Year-End)	5,234	5,237	5,237	5,533	5,642
Territorial peak demand-Net MW	4,970	4,853	4,574	4,761	4,885
Regulated Gas:
Customers, excluding transportation (Year-End)	347,447	338,274	329,179	322,419	316,683
Sales, excluding transportation (Thousand Therms)	425,661	471,596	457,119	412,163	407,073
Transportation customers (Year-End)	172	173	173	166	155
Transportation volumes (Thousand Therms)	206,990	198,733	155,190	260,215	192,492

For information on the impact of certain dispositions on SCANA's selected financial data, see Note 13 to SCANA's consolidated financial statements.

SCANA CORPORATION

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

SCANA, through its wholly-owned regulated subsidiaries, is primarily engaged in the generation, transmission, distribution and sale of electricity in South Carolina and in the purchase, transmission and sale of natural gas in North Carolina and South Carolina. Through a wholly-owned nonregulated subsidiary, SCANA markets natural gas to retail customers in Georgia and to wholesale customers in the southeast. A service company subsidiary of SCANA provides primarily administrative and management services to SCANA and its subsidiaries.

The following map indicates areas where the Company’s significant business segments conduct their activities, as further described in this overview section.

The following percentages reflect net income earned by the Company’s regulated and nonregulated businesses (including the holding company) and the percentage of total assets held by them.

	2015	2014	2013
Net Income
Regulated	90%	98%	97%
Nonregulated	10%	2%	3%
Assets
Regulated	97%	95%	95%
Nonregulated	3%	5%	5%

In the first quarter of 2015, SCANA closed on the sales of its interstate natural gas pipeline and telecommunications subsidiaries. The differences between 2014 and 2015 percentages of net income from regulated and nonregulated businesses are attributable to these sales. See Note 13 to the consolidated financial statements.

Key Earnings Drivers and Outlook

During 2015, economic growth continued to improve in the southeast. In the Company's South Carolina and North Carolina service territories, companies announced plans during the year to invest over $2 billion, with the expectation of creating approximately 6,500 jobs. South Carolina's unemployment rate ended December 2015 at 5.5%, a drop of 1% over 2014, an improvement that takes on greater significance when considering that almost 80,000 more South Carolinians were employed at the end of 2015 over 2014. In addition, each of the Company's regulated businesses experienced positive customer growth year over year.

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

Electric Operations

SCE&G's electric operations primarily generates electricity and provides for its transmission, distribution and sale to approximately 698,000 customers (as of December 31, 2015) in portions of South Carolina in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G. Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

Operating results are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control costs. Demand for electricity is primarily affected by weather, customer growth and the economy.  SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electricity prices and, therefore, the competitive position of electricity against other energy sources.

Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity in 2015 was 10.25% for non-BLRA rate base and 11.0% for BLRA-related rate base. To prevent the need for a non-BLRA base rate increase during years of peak nuclear construction, SCE&G has a stated goal of earning a return on equity for non-BLRA rate base of 9% or higher. For the year ended December 31, 2015, SCE&G's earned return on equity related to non-BLRA rate base was approximately 9.75%.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of two 1,250 MW (1,117 MW, net) nuclear generation units, which SCE&G will jointly own with Santee Cooper. SCE&G's current ownership share in the New Units is 55%, and SCE&G has agreed to acquire an additional 5% ownership from Santee Cooper in increments beginning with the commercial operation date of Unit 2. The purchase of this additional 5% ownership is expected to be funded by increased cash flows resulting from tax deductibility of depreciation associated with the New Units when they enter commercial operation.

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. As of December 31, 2015, SCE&G’s investment in the New Units totaled $3.6 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

In September 2015, the SCPSC approved an updated BLRA milestone schedule and certain updated owner's costs and other capital costs, some of which were associated with schedule delays and other contested costs. Also in September 2015, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%, to be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016.

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding certain disputes, and the EPC Contract was amended. The October 2015 Amendment became effective on December 31, 2015, and among other things, it resolved by settlement and release substantially all outstanding disputes between SCE&G and the Consortium. The October 2015 Amendment also provides SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project after June 30, 2015, subject to certain exceptions.

On November 19, 2015, SCE&G held an allowable ex parte communication briefing with the SCPSC to describe SCE&G's settlement with the Consortium. During that briefing, the Company provided the following summary of key points related to the SCPSC's September 2015 order and the October 2015 Amendment.

	SCPSC Order #2015-661 September 2015	October 2015 Amendment	Fixed Price Option Under the October 2015 Amendment
Guaranteed Substantial Completion Dates	Unit 2 - June 2019 Unit 3 - June 2020	Unit 2 - August 2019 Unit 3 - August 2020
Capital Cost (SCE&G's 55% share)	$5.247 billion	$5.492 billion	$6.757 billion
Future Escalation to WEC*	$794 million	$813 million	$19 million
Total Expected Project Cost (SCE&G's 55% share)	$6.827 billion	$7.113 billion	$7.601 billion
Liquidated Damages	$155 million at 100%$86 million - SCE&G	$926 million at 100% $509 million - SCE&G	$676 million at 100% $372 million - SCE&G
Bonuses	Capacity Performance Related	Completion - Capacity Performance bonus removed
		$550 million at 100% $303 million - SCE&G	$300 million at 100% $165 million - SCE&G
Change in Law Language	Generally defined	Explicitly defined - Formal written adoption of a new statute, regulation, requirement, or code or new NRC regulatory requirement that did not exist as of this amendment

* The fixed price option, regardless of date of acceptance, would fix project costs and shift the risk of escalation (excluding escalation primarily on owner’s and transmission costs) to WEC as of June 30, 2015. Total gross escalation recorded as of June 30, 2015 is $386 million. Under the fixed price option, total gross escalation remaining on the project is estimated to be approximately $145 million.

Following an evaluation as to whether to exercise the fixed price option, SCE&G expects to file a petition, as provided under the BLRA, for an update to the project’s estimated capital cost schedule which would incorporate the impact of the October 2015 Amendment. Refer to the Exhibit Index for information on where a copy of the October 2015 Amendment is available publicly.

The information summarized above, as well as additional information on these and other related matters, is further discussed at Note 2 and Note 10 to the consolidated financial statements.

Environmental

EPA regulations have a significant impact on the Company's electric operations. In 2015, several regulations were proposed or became final, including the following:

•
On June 29, 2015, the Supreme Court ruled that the EPA unreasonably failed to consider costs in its decision to regulate mercury and other specified air pollutants under the MATS rule, but did not vacate MATS. The EPA has indicated that it expects to issue a revised rule responsive to the issue raised by the Supreme Court by April 15, 2016. SCE&G and GENCO have received a one-year extension (until April 2016) to comply with MATS at certain of their generating stations. These extensions will allow time to convert one generating station to burn natural gas and to install additional pollution control devices at other generating stations. SCE&G and GENCO currently are in compliance with the MATS rule and expect to remain in compliance.

•
A revised standard for new power plants under the CAA was proposed on August 3, 2015, and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. This rule effectively prevents construction of new coal-fired plants without partial carbon capture and sequestration capabilities.

•
On August 3, 2015, the EPA issued its final rule under the Clean Power Plan that would regulate carbon dioxide emissions from existing units. This rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The rule gives states from one to three years to issue SIPs, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. It is expected that South Carolina will request a two-year extension (until September 2018). On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. The order of the Supreme Court has no immediate impact on SCE&G and GENCO or their generation operations. Any costs incurred to comply with such rule are expected to be recoverable through rates.

•
The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved in connection with the renewal (every five years) of state-issued NPDES permits. The ELG Rule became effective January 4, 2016. SCE&G and GENCO expect that wastewater treatment technology retrofits will be required at two generating stations and may be required at other facilities. The extent of the station-specific retrofits required and the related schedule for compliance will be determined in connection with each plant's NPDES permit renewal.

•
New federal regulations affecting the management and disposal of CCRs became effective in the fourth quarter of 2015. Under these regulations, CCRs will not be regulated as hazardous waste. These regulations do impose certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. These regulations are not expected to have a material effect on SCE&G and GENCO because SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

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

Gas Distribution

The local distribution operations of SCE&G and PSNC Energy purchase, transport and sell natural gas to approximately 881,000 retail customers (as of December 31, 2015) in portions of South Carolina and North Carolina in areas covering approximately 35,000 square miles. Operating results for gas distribution are primarily influenced by customer demand for natural gas, rates allowed to be charged to customers and the ability to control costs. Embedded in the rates charged to customers is an allowed regulatory return on equity of 10.25% for SCE&G and 10.60% for PSNC Energy.

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

The production of shale gas in the United States continues to keep prices for this commodity at historic lows, and such prices are expected to continue at such levels for the foreseeable future. The supply of natural gas from the Marcellus and Utica shale basins in West Virginia, Pennsylvania and Ohio has prompted companies unaffiliated with SCANA to propose a 550-mile pipeline that would bring natural gas from these basins to Virginia and North Carolina. If successful, the completed pipeline may drive economic development along its path, including areas within PSNC Energy's service territory, and may serve to keep natural gas competitively priced in the region.

Retail Gas Marketing

SCANA Energy, a division of SEMI, sells natural gas to approximately 450,000 customers (as of December 31, 2015) throughout Georgia. This market is mature, resulting in lower margins and stiff competition. Competitors include affiliates of large energy companies as well as electric membership cooperatives, among others. SCANA Energy’s ability to maintain its market share primarily depends on the prices it charges customers relative to the prices charged by its competitors and its ability to provide high levels of customer service. In addition, SCANA Energy's operating results are sensitive to weather.

As Georgia’s regulated provider, SCANA Energy provides service to customers considered to be low-income or that are otherwise unable to obtain natural gas service from other marketers. SCANA Energy provides this service at rates approved by the GPSC and receives funding from Georgia's Universal Service Fund to offset some of the resulting bad debt. SCANA Energy files financial and other information periodically with the GPSC, and such information is available at www.psc.state.ga.us (which is not intended as an active hyperlink; the information on the GPSC website is not part of this or any other report filed by the Company with the SEC).

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

Energy Marketing

The divisions of SEMI, excluding SCANA Energy, market natural gas in the southeast and provide energy-related services to customers. Operating results for energy marketing are primarily influenced by customer demand for natural gas and the ability to control costs. The price of alternate fuels and customer growth significantly affect demand for natural gas. In addition, certain pipeline capacity available for Energy Marketing to serve industrial and other customers is dependent upon the market share held by SCANA Energy in the retail market.

RESULTS OF OPERATIONS

Earnings Per Share

The Company reports earnings determined in accordance with GAAP. Management believes that, in addition to reported earnings under GAAP, the Company's GAAP-adjusted weather-normalized net earnings (and earnings per share) provide a meaningful representation of its fundamental earnings power and can aid in performing period-over-period financial analysis and comparison with peer group data. In management's opinion, in addition to operating income for regulated businesses, GAAP-adjusted weather-normalized net earnings (and earnings per share) are a useful indicator of the financial results of the Company's primary businesses. These measures are also a basis for management's provision of earnings guidance and growth projections and are used in part by management in making budgetary and operational decisions including determining eligibility for certain incentive compensation payments. These non-GAAP performance measures are not intended to replace the GAAP measures of net earnings (or earnings per share), but are offered as supplements to it. A reconciliation of GAAP earnings per share to GAAP-adjusted weather-normalized net earnings per share follows:

	2015	2014	2013
GAAP basic earnings per share	$5.22	$3.79	$3.40
Deduct:
Gain on sale of CGT	0.95	—	—
Gain on sale of SCI	0.46	—	—
SCE&G Electric - effect of abnormal weather	0.08	0.21	—
GAAP-adjusted weather-normalized basic earnings per share	$3.73	$3.58	$3.40
GAAP diluted earnings per share	$5.22	$3.79	$3.39
GAAP-adjusted weather-normalized diluted earnings per share	$3.73	$3.58	$3.39
Cash dividends declared per share	$2.18	$2.10	$2.03

2015 vs 2014
Earnings per share on a GAAP basis increased due to the sale of CGT and SCI, higher electric margins, lower operation and maintenance expenses and lower depreciation expense. These increases were partially offset by lower gas margins, higher property taxes, lower other income, higher interest expense, a higher effective tax rate and dilution from additional shares outstanding, as further described below.

2014 vs 2013
Basic earnings per share on a GAAP basis increased primarily due to the effects of weather, customer growth and base rate increases under the BLRA. Higher electric and gas margins were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes, dilution from additional shares outstanding and higher interest expense, as further described below.

Discussion of above adjustments:

The sales of CGT and SCI were closed in the first quarter of 2015. These subsidiaries operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. Therefore, CGT and SCI were not a part of the Company's core business. See Note 13 to the consolidated financial statements. In aggregate, these subsidiaries contributed basic earnings per share of $.02 in 2015, $.14 in 2014 and $.15 in 2013.

SCE&G estimates the effects of abnormal weather on its electric business by comparing actual temperatures in its service territory to a historical average. The result is used in developing an estimate of electric margin revenue, using average margin rates, attributable to the effects of abnormal weather. In 2013 the Company's eWNA was still in place, so therefore there was no effect of abnormal weather on the Company's electric margin. In January 2014 the eWNA was terminated by order of the SCPSC.

Management believes the above adjustments are appropriate in determining the non-GAAP financial performance measures. Such non-GAAP measures reflect management's decision that wholesale gas transportation and telecommunications operations were not a part of the Company's core businesses and would not align with the Company's commitment to serve retail customers on a long-term basis. The non-GAAP measures also provide a consistent basis upon which to measure performance by excluding the effects on per share earnings of abnormal weather in the electric business.

Diluted earnings per share figures give effect to dilutive potential common stock using the treasury stock method. See Note 1 to the consolidated financial statements.

On February 18, 2016, SCANA declared a quarterly cash dividend on its common stock of $.575 per share.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014	Change	2013
Operating revenues	$2,557.1	(2.7)%	$2,629.4	8.2%	$2,430.5
Less: Fuel used in electric generation	660.6	(17.4)%	799.3	6.4%	751.0
Purchased power	52.1	(35.4)%	80.7	87.7%	43.0
Margin	1,844.4	5.4%	1,749.4	6.9%	1,636.5
Other operation and maintenance expenses	497.1	0.5%	494.8	3.2%	479.6
Depreciation and amortization	277.3	(7.7)%	300.3	1.2%	296.7
Other taxes	194.5	4.2%	186.7	3.2%	180.9
Operating Income	$875.5	14.1%	$767.6	13.0%	$679.3

2015 vs 2014

•
Margin increased due to downward adjustments of $69.0 million in 2014, compared to downward adjustments of $19.7 million in 2015, pursuant to orders of the SCPSC, related to fuel cost recovery and DSM Programs. These adjustments had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain derivative interest rate contracts, lower depreciation expense upon the adoption and implementation of revised depreciation rates as a result of an updated depreciation study and the application, as a reduction to operation and maintenance expenses, of a portion of the storm damage reserve. Margin also increased due to base rate increases under the BLRA of $65.7 million and residential and commercial customer growth of $21.4 million. These increases were partially offset by $25.6 million due to the effects of weather, lower industrial margins of $14.6 million primarily due to variable price contracts, and lower collections under the rate rider for pension costs of $3.0 million. See Note 2 to the consolidated financial statements.

•
Operations and maintenance expenses increased due to the application of $5.0 million in 2014 of the storm damage reserve to offset downward revenue adjustments related to DSM Programs and the amortization of $3.7 million of DSM Programs cost. These increases were partially offset by lower labor costs of $2.0 million primarily due to lower pension cost recognition as a result of lower rate rider collections.

•
Depreciation and amortization decreased by $28.7 million in 2015 due to the implementation of the above mentioned revised depreciation rates, $14.5 million of which was offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

2014 vs 2013

•
Electric margin increased due to the effects of weather of $43.5 million, base rate increases under the BLRA of $54.1 million and customer growth of $14.7 million. These margin increases were partially offset by downward adjustments of $69.0 million in 2014, compared to downward adjustments of $50.1 million in 2013, pursuant to SCPSC orders related to fuel cost recovery, the reversal of undercollected amounts related to SCE&G's eWNA program (the eWNA was discontinued effective with the first billing cycle of 2014) and DSM Programs. Such adjustments are fully offset by the recognition within other income of gains realized upon the late 2013 settlement of certain derivative interest rate contracts and the application, as a reduction to operation and maintenance expenses, of a portion of the storm damage reserve, both of which had been deferred in regulatory accounts. See Note 2 to the consolidated financial statements.

•
Operations and maintenance expenses increased due to nonlabor operating expenses of $8.9 million, DSM Programs cost amortization of $2.1 million, higher labor expense of $1.1 million which includes incentive compensation and lower pension cost recognition, storm expenses of $1.1 million and other general expenses of $1.9 million.

•	Depreciation and amortization increased due to net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2015	Change	2014	Change	2013
Residential	7,978	(2.2)%	8,156	7.7	7,571
Commercial	7,386	0.2%	7,371	2.3%	7,205
Industrial	6,201	(0.5)%	6,234	3.9%	6,000
Other	595	(0.8)%	600	3.3%	581
Total retail sales	22,160	(0.9)%	22,361	4.7%	21,357
Wholesale	942	(1.7)%	958	0.3%	955
Total Sales	23,102	(0.9)%	23,319	4.5%	22,312

2015 vs 2014
Retail sales volumes decreased primarily due to the effects of weather, partially offset by customer growth.

2014 vs 2013
Retail sales volumes increased primarily due to the effects of weather and customer growth.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy. Gas Distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014	Change	2013
Operating revenues	$811.7	(20.0)%	$1,014.0	7.6%	$942.6
Less: Gas purchased for resale	383.7	(35.2)%	592.5	10.8%	534.9
Margin	428.0	1.5%	421.5	3.4%	407.7
Other operation and maintenance expenses	161.4	4.3%	154.8	1.4%	152.7
Depreciation and amortization	77.5	7.0%	72.4	3.6%	69.9
Other taxes	37.5	7.8%	34.8	8.1%	32.2
Operating Income	$151.6	(5.0)%	$159.5	4.3%	$152.9

2015 vs 2014

•
Margin increased due to residential and commercial customer growth of $7.8 million partially offset by a decrease of $3.1 million at SCE&G due to a SCPSC-approved decrease in base rates under the RSA effective November 2014.

•	Operation and maintenance expenses increased due to higher labor costs, primarily due to incentive compensation.

•	Depreciation and amortization increased due to net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

2014 vs 2013

•	Margin increased primarily due to residential and commercial customer growth of $9.1 million and increased average usage at SCE&G of $2.5 million.

•	Operations and maintenance expense increased $0.9 million due to labor.

•	Depreciation and amortization increased due to net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) by class, including transportation gas, were as follows:

Classification (in thousands)	2015	Change	2014	Change	2013
Residential	39,090	(15.4)%	46,207	12.0%	41,268
Commercial	28,064	(8.6)%	30,701	8.9%	28,181
Industrial	20,101	(1.2)%	20,343	(8.9)%	22,319
Transportation gas	49,297	8.3%	45,506	7.8%	42,221
Total	136,552	(4.3)%	142,757	6.5%	133,989

2015 vs 2014
Residential and commercial firm sales volumes decreased due to the effects of weather and lower average use, partially offset by customer growth. Commercial and industrial interruptible volumes decreased due to a shift to transportation service from system supply and the impact of curtailments, partially offset by lower curtailments at PSNC Energy. Transportation volumes increased due to customers shifting to transportation-only service at SCE&G and increased sales for natural gas fired electric generation in PSNC Energy's territory.

2014 vs 2013
Total sales volumes increased primarily due to weather and residential and commercial customer growth. Industrial sales volumes decreased primarily due to weather-related curtailments and a customer switching to an alternative fuel source. Transportation sales increased due to an increase in natural gas fired generation, partially offset by curtailments.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market. Retail Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Operating revenues	$449.2	(12.8)%	$514.9	10.7%	$465.2
Net Income	18.6	(28.2)%	25.9	8.8%	23.8

Changes in operating revenues are primarily related to the lower price of natural gas and weather-related changes in demand. Changes in net income are primarily due to weather-related changes in demand.

Energy Marketing

Energy Marketing is comprised of the Company’s nonregulated marketing operations, excluding SCANA Energy. Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Operating revenues	$697.5	(28.9)%	$981.5	19.9%	$818.5
Net Income	9.0	76.5%	5.1	(16.4)%	6.1

2015 vs 2014
Operating revenues decreased due to lower industrial sales volume and lower market prices. Net income increased due to lower cost of gas and lower costs of transportation to serve customers.

2014 vs 2013
Operating revenues increased due to higher industrial sales volume and higher market prices. Net income decreased due to higher cost to serve customers during periods of pipeline constraints.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Other operation and maintenance	$715.3	(1.8)%	$728.3	2.9%	$707.5
Depreciation and amortization	357.5	(6.8)%	383.7	1.5%	378.1
Other taxes	234.2	2.4%	228.8	4.1%	219.7

Changes in other operating expenses are largely attributable to the electric operations and gas distribution segments and are addressed in those discussions. Additional information on a consolidated basis is provided below.
2015 vs 2014
In addition to factors discussed in the electric operations and gas distribution segments, other operation and maintenance expenses decreased by $24.2 million, depreciation and amortization decreased by $7.8 million and other taxes decreased by $8 million due to the sale of CGT.

2014 vs 2013
See discussion in the electric operations and gas distribution segments.

Net Periodic Benefit Cost

     Net periodic benefit cost was recorded on the Company's income statements and balance sheets as follows:

Millions of dollars	2015	Change	2014	Change	2013
Income Statement Impact:
Employee benefit costs	$5.3	6.0%	$5.0	(67.7)%	$15.5
Other expense	1.1	*	0.2	(80.0)%	1.0
Balance Sheet Impact:
Increase in capital expenditures	3.9	*	0.5	(93.1)%	7.2
Component of amount receivable from Summer Station co-owner	1.5	*	0.1	(96.0)%	2.5
Increase (decrease) in regulatory assets	6.2	*	(3.2)	*	5.5
Net periodic benefit cost	$18.0	*	$2.6	(91.8)%	$31.7
* Greater than 100%

Pursuant to regulatory orders, SCE&G recovers current pension expense through a rate rider (for retail electric operations) and through cost of service rates (for gas operations), and amortizes pension costs previously deferred in regulatory assets as further described in Note 2 and Note 8 to the consolidated financial statements. Amounts amortized were as follows:

Millions of dollars	2015	2014	2013
Retail electric operations	$2.0	$2.0	$2.0
Gas operations	1.0	1.0	0.2

Other Income (Expense)

Other income (expense) includes the results of certain incidental activities of regulated subsidiaries, the activities of certain non-regulated subsidiaries, and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. Components of other income (expense) were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Other income	$74.5	(38.8)%	$121.8	21.4%	$100.3
Other expense	(60.1)	(6.5)%	(64.3)	41.3%	(45.5)
Gain on sale of SCI, net of transaction costs	106.6	*	—	—	—
AFC - equity funds	27.0	(17.4)%	32.7	23.4%	26.5
* Greater than 100%

2015 vs 2014
Other income decreased due primarily to the recognition of $64.0 million of gains in 2014, compared to $5.2 million in 2015, realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to the SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Other income decreased by $18.3 million and other expenses decreased by $10.9 million due to the sale of SCI. Total other income and other expenses increased by $12.7 million for billings to DCGT for transition services provided at cost pursuant to the terms of the sale of CGT. In 2015 other income also included the gain on the sale of SCI (See Note 13 to the consolidated financial statements). AFC decreased due to lower AFC rates.

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

Interest Expense

Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Interest on long-term debt, net	$311.3	1.5%	$306.7	4.7%	$292.8
Other interest expense	6.5	14.0%	5.7	23.9%	4.6
Total	$317.8	1.7%	$312.4	5.0%	$297.4

Interest on long-term debt increased in each year primarily due to increased borrowings.

Income Taxes

Income tax expense increased each year primarily due to increases in income before taxes. Income before taxes, income taxes and the effective tax rate were all higher in 2015 primarily due to the sales of CGT and SCI.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its contractual cash obligations will be met in 2016 through internally generated funds and additional short- and long-term borrowings. In 2017 and beyond, the Company may also meet such obligations through the sale of equity securities. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.

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

Due primarily to the availability of proceeds from the sale of two subsidiaries in the first quarter of 2015, the Company began using open market purchases for its stock plans at the end of January 2015. Prior to the use of open market purchases, SCANA common stock was acquired on behalf of participants in SCANA’s Investor Plus Plan and Stock Purchase-Savings Plan through the original issuance of shares. This provided additional equity of approximately $14 million in 2015, $98 million in 2014 and $99 million in 2013. In addition, in March 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196 million.

Rating agencies consider qualitative and quantitative factors when assessing SCANA and its rated operating companies’ credit ratings, including regulatory environment, capital structure and the ability to meet liquidity requirements. Changes in the regulatory environment or deterioration of the Company’s commonly monitored financial credit metrics could adversely affect the Company’s debt ratings. This could cause the Company to pay higher interest rates on its long- and short-term indebtedness, and could limit the Company's access to capital markets and liquidity.

Capital Expenditures

Cash outlays for property additions and construction expenditures, including nuclear fuel, were $1.2 billion in 2015. The Company’s current estimates of its capital expenditures for construction and nuclear fuel for the next three years, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2016	2017	2018
SCE&G - Normal
Generation	$88	$130	$91
Transmission & Distribution	192	163	187
Other	12	9	15
Gas	61	63	60
Common	3	2	4
Total SCE&G - Normal	356	367	357
PSNC Energy	198	279	212
Other	27	30	21
Total Normal	581	676	590
New Nuclear (including transmission)	1,166	1,013	677
Cash Requirements for Construction	1,747	1,689	1,267
Nuclear Fuel	122	80	89
Total Estimated Capital Expenditures	$1,869	$1,769	$1,356

The Company’s contractual cash obligations as of December 31, 2015 are summarized as follows:

Contractual Cash Obligations	Payments due by periods
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long- and short-term debt, including interest	$12,599	$958	$1,635	$1,345	$8,661
Capital leases	18	6	9	1	2
Operating leases	59	10	19	6	24
Purchase obligations	4,171	1,950	2,108	112	1
Other commercial commitments	4,273	847	1,776	950	700
Total	$21,120	$3,771	$5,547	$2,414	$9,388

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at Summer Station. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G currently responsible for 55 percent. SCE&G estimates it will cost $750 million to $850 million to acquire an additional 5% ownership in the New Units and has included $750 million for this purpose in other commercial commitments. See also New Nuclear Construction in Note 10 to the consolidated financial statements.

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

In addition to the contractual cash obligations above, the Company sponsors a noncontributory defined benefit pension plan and an unfunded health care and life insurance benefit plan for retirees. The pension plan is adequately funded under current regulations, and no significant contributions are anticipated for the foreseeable future. Cash payments under the postretirement health care and life insurance benefit plan were $10.3 million in 2015, and such annual payments are expected to be the same or increase to as much as $12.3 million in the future.

The Company is party to certain NYMEX natural gas futures contracts for which any unfavorable market movements are funded in cash. These derivatives are accounted for as cash flow hedges and their effects are reflected within other comprehensive income until the anticipated sales transactions occur. The Company is also party to certain interest rate derivative contracts for which unfavorable market movements above certain thresholds are funded in cash. Certain of these interest rate derivative contracts are accounted for as cash flow hedges, and others are not designated as cash flow hedges but are accounted for pursuant to regulatory orders. See further discussion at ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Note 6 to the consolidated financial statements. At December 31, 2015, the Company had posted $14.3 million in cash collateral for such natural gas futures contracts, and had posted $36.1 million in cash collateral related to interest rate derivative contracts.

In connection with the effectiveness of the October 2015 Amendment, SCE&G accrued within accounts payable $250 million (SCE&G's 55% share is $137.5 million) as of December 31, 2015 for the settlement and release of substantially all outstanding disputes between SCE&G and the Consortium. These amounts are not included in capital expenditures and contractual cash obligations above. See Note 10 to the consolidated financial statements.

The Company has a legal obligation associated with the decommissioning and dismantling of Summer Station Unit 1 and other conditional AROs that are not listed in contractual cash obligations above. See Notes 1 and 10 to the consolidated financial statements. In addition, the Company has recorded liabilities for certain unrecognized tax benefits that are not included in contractual cash obligations above. See Note 5 to the consolidated financial statements.

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

 In December 2015, the Company's existing five-year committed LOCs were amended, extended and, in some cases, upsized. At December 31, 2015 SCANA, SCE&G (including Fuel Company) and PSNC Energy were parties to five-year credit agreements in the amounts of $400 million, $1.2 billion, of which $500 million relates to Fuel Company, and $200 million, respectively, which expire in December 2020. In addition, at December 31, 2015 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in December 2018. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. For a list of banks providing credit support and other information, see Note 4 to the consolidated financial statements.

On January 29, 2015, SCANA entered into an unsecured, three-month credit agreement in the amount of $150 million to ensure sufficient liquidity was available to redeem its Junior Subordinated Notes on February 2, 2015. No borrowings were made under this agreement, and it expired according to its terms on February 6, 2015.

As of December 31, 2015, the Company had no outstanding borrowings under its $2.0 billion credit facilities, had approximately $531 million in commercial paper borrowings outstanding, was obligated under $3.3 million in LOC supported letters of credit, and held approximately $176 million in cash and temporary investments. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2015 were approximately $479 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2015, the Company’s long-term debt portfolio has a weighted average maturity of approximately 20 years and bears an average cost of 5.8%. Substantially all of the Company's long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects.  At December 31, 2015, approximately $72.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCANA Corporation

SCANA has an indenture which permits the issuance of unsecured debt securities from time to time including its medium-term notes. This indenture contains no specific limit on the amount of unsecured debt securities which may be issued.

South Carolina Electric & Gas Company

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2015, the Bond Ratio was 5.17.

Financing Activities

During 2015, net cash outflows related to financing activities totaled approximately $360 million, primarily associated with the repayment of long-term and short-term debt and payment of dividends, partially offset by proceeds from the issuance of long-term debt.

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

Investing Activities

To settle interest rate derivative contracts, the Company paid approximately $253 million, net, in 2015, approximately $95 million in 2014 and approximately $6 million, net, through the third quarter of 2013. During the fourth quarter of 2013, the Company received approximately $120 million upon the settlement of interest rate derivatives.

For additional information, see Note 4 to the consolidated financial statements.

Major tax incentives included within federal legislation resulted in the allowance of bonus depreciation for property placed in service in 2008 through 2015. These incentives, along with certain other deductions, have had a positive impact on the cash flows of the Company. Bonus depreciation will also be significant for 2016 through 2019 under recent law.

Ratios of earnings to fixed charges for each of the five years ended December 31, 2015, were as follows:

December 31,	2015	2014	2013	2012	2011
SCANA	4.40	3.39	3.22	2.93	2.87

The ratio for 2015 reflects the impact of gains recorded upon the sale of certain subsidiaries. See Note 13 to the consolidated financial statements.

NEW NUCLEAR CONSTRUCTION MATTERS

For a discussion of developments related to new nuclear construction, see Note 2 and Note 10 to the consolidated financial statements.

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

For the three years ended December 31, 2015, the Company's capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $41.4 million. During this same period, the Company expended approximately $38.5 million for the construction and retirement of landfills and ash ponds, net of disposal proceeds. In addition, the Company made expenditures to operate and maintain environmental control equipment at its fossil plants of $8.7 million in 2015, $9.1 million in 2014 and $9.2 million in 2013, which are included in other operation and maintenance expense, and made expenditures to handle waste ash, net of disposal proceeds, of $1.3 million in 2015, $1.6 million in 2014 and $3.2 million in 2013, which are included in fuel used in electric generation. In addition, included within other operation and maintenance expense is an annual amortization of $1.4 million in each of 2015, 2014 and 2013 related to SCE&G's recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for the Company are $15.3 million for 2016 and $88.9 million for the four-year period 2017-2020.  These expenditures are included in the Company's Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

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

Physical effects associated with climate changes could include changes in weather patterns, such as storm frequency and intensity, and any resultant damage to the Company's electric system, as well as impacts on employees and customers and on the Company's supply chain and many others. Much of the service territory of SCE&G is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms. To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties. As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams who receive ongoing training and related simulations, all in order to allow the Company to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

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

SCANA and all subsidiaries
The CFTC, under Dodd-Frank, concerning recordkeeping, reporting, and other related regulations associated with swaps, options, forward contracts, and trade options, to the extent SCANA and any of its subsidiaries engage in any such activities.

SCE&G
The SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; the FERC as to issuance of short-term borrowings, guarantees of short-term indebtedness, certain acquisitions, wholesale electric power and transmission rates and services, and other matters; and the NRC with respect to the ownership, construction, operation and decommissioning of its currently operated and planned nuclear generating facilities. NRC jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety and environmental impact. In addition, the Federal Emergency Management Agency reviews, in conjunction with the NRC, certain aspects of emergency planning relating to the operation of nuclear plants.

SCE&G and GENCO
The FERC and DOE, under the Federal Power Act, as to the transmission of electric energy in interstate commerce, the wholesale sale of electric energy, the licensing of hydroelectric projects and certain other matters, including accounting.

GENCO
The SCPSC as to the issuance of securities (other than short-term borrowings) and the FERC as to issuance of short-term borrowings, the wholesale sale of electric energy, accounting, certain acquisitions and other matters.

Fuel Company	The SEC as to the issuance of certain securities.

PSNC Energy
The NCUC as to gas rates, service, issuance of securities (other than notes with a maturity of two years or less or renewals of notes with a maturity of six years or less), accounting and other matters, and the SEC as to the issuance of certain securities.

SCE&G and PSNC Energy
The PHMSA and the DOT as to federal pipeline safety requirements for gas distribution pipeline systems and natural gas transmission systems, respectively. The ORS and the NCUC are responsible for enforcement of federal and state pipeline safety requirement in South Carolina (SCE&G) and North Carolina (PSNC Energy), respectively.

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

SCE&G’s electric transmission system is subject to NERC, which develops and enforces reliability standards for the bulk power systems throughout North America. NERC is subject to oversight by FERC.

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

Accounting for Rate Regulated Operations

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

The Company’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, the Company could be required to write down its investment in those assets. The Company cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect the Company’s results of operations in the period in which they would be recorded. As of December 31, 2015, the Company’s net investments in fossil/hydro and nuclear generation assets were approximately $2.3 billion and $4.1 billion, respectively.

In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company could also be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company's results of operations, liquidity or financial position in the period the write-off would be recorded.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers of the Company’s utilities and retail gas operations are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, the Company records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules and, where applicable, the impact of weather normalization or other regulatory provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. Accounts receivable included unbilled revenues of $129.1 million at December 31, 2015 and $186.4 million at December 31, 2014, compared to total revenues of $4.4 billion in 2015 and $5.0 billion in 2014.

Nuclear Decommissioning

Accounting for decommissioning costs for nuclear power plants involves significant estimates related to costs to be incurred many years into the future. Among the factors that could change SCE&G’s accounting estimates related to decommissioning costs are changes in technology, changes in regulatory and environmental remediation requirements, and changes in financial assumptions such as discount rates and the estimated timing of cash flows. Changes in any of these estimates could significantly impact the Company’s financial position and cash flows (although changes in such estimates should be earnings-neutral, because these costs are expected to be collected from ratepayers).

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

Asset Retirement Obligations

The Company accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development and normal operation in accordance with applicable accounting guidance. The Company recognizes obligations at present value in the period in which they are incurred, and capitalizes associated asset retirement costs as a part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to the Company’s regulated utility operations, their recognition has no significant impact on results of operations. As of December 31, 2015, the Company has recorded AROs of $176 million for nuclear plant decommissioning (as discussed above) and AROs of $344 million for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts are based upon estimates which are subject to varying degrees of imprecision, particularly since payments in settlement of such obligations may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for the utilities remains in place.

Accounting for Pensions and Other Postretirement Benefits

The Company recognizes the funded status of its defined benefit pension plan as an asset or liability and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. Accounting guidance requires the use of several assumptions that impact pension cost, of which the discount rate and the expected return on assets are the most sensitive. Net pension cost of $18.0 million recorded in 2015 reflects the use of a 4.20% discount rate derived using a cash flow matching technique, and an assumed 7.5% long-term rate of return on plan assets. The Company believes that these assumptions and the resulting pension cost amount were reasonable. For purposes of comparison, a 25 basis point reduction in the discount rate in 2015 would have increased the Company’s pension cost by $1.9 million and increased the pension obligation by $26.8 million. Further, had the assumed long-term rate of return on assets been 7.25%, the Company’s pension cost for 2015 would have increased by $2.1 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

The Company determines the fair value of the majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Less than 10% of assets are valued using less transparent Level 3 methods.

In developing the expected long-term rate of return assumptions, the Company evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2015, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 6.0%, 5.4%, 8.7% and 8.8%, respectively. The 2015 expected long-term rate of return of 7.50% was based on a target asset allocation of 58% with equity managers, 33% with fixed income managers and 9% with hedge fund managers. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2016, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 5.3%, 4.6%, 7.2% and 8.7%, respectively. For 2016, the expected rate of return is 7.50%.

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

The Company accounts for the cost of its postretirement medical and life insurance benefit plan in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. The Company used a discount rate of 4.30%, derived using a cash flow matching technique, and recorded a net cost of $19.2 million for 2015. Had the selected discount rate been 4.05% (25 basis points lower than the discount rate referenced above), the expense for 2015 would have been $0.8 million higher and increased the obligation by $9.5 million. Because the plan provisions include “caps” on company per capita costs, and because employees hired after December 31, 2010 are responsible for the full cost of retiree medical benefits elected by them, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

OTHER MATTERS

Off-Balance Sheet Arrangements

SCANA holds insignificant investments in securities and business ventures. SCANA does not engage in significant off-balance sheet financing or similar transactions, although it is party to incidental operating leases in the normal course of business, generally for office space, furniture, vehicles, equipment, airplanes and rail cars.

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

December 31, 2015	Expected Maturity Date
Millions of dollars	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	111.5	10.6	719.8	9.1	358.3	4,673.0	5,882.3	6,336.2
Average Fixed Interest Rate (%)	1.16	4.42	6.02	4.73	6.35	5.63	5.63	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	129.4	151.4	145.5
Average Variable Interest Rate (%)	1.11	1.11	1.11	1.11	1.11	0.55	0.63	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	654.4	554.4	4.4	4.4	4.4	133.0	1,355.0	(72.1)
Average Pay Interest Rate (%)	2.89	2.91	6.17	6.17	6.17	4.62	3.10	—
Average Receive Interest Rate (%)	0.62	0.62	1.11	1.11	1.11	0.52	0.61	—

December 31, 2014	Expected Maturity Date
Millions of dollars	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	161.5	110.4	9.5	718.6	8.1	4,529.7	5,537.9	6,437.4
Average Fixed Interest Rate (%)	7.48	1.14	4.62	5.95	4.97	5.29	5.35	—
Variable Rate ($)	4.4	4.4	4.4	4.4	4.4	133.8	155.8	151.2
Average Variable Interest Rate (%)	0.92	0.92	0.92	0.92	0.92	0.48	0.54	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	954.4	104.4	4.4	4.4	4.4	133.8	1,205.8	(256.7)
Average Pay Interest Rate (%)	3.84	3.74	6.17	6.17	6.17	4.70	3.95	—
Average Receive Interest Rate (%)	0.26	0.28	0.92	0.92	0.92	0.47	0.29	—

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

Expected Maturity	2016	2017	2018
Futures - Long
Settlement Price (a)	2.45	2.82	—
Contract Amount (b)	24.4	3.0	—
Fair Value (b)	21.4	2.9	—

Futures - Short
Settlement Price (a)	2.49	—	—
Contract Amount (b)	1.7	—	—
Fair Value (b)	1.5	—	—

Options - Purchased Call (Long)
Strike Price (a)	3.31	3.03	—
Contract Amount (b)	23.3	2.5	—
Fair Value (b)	0.5	0.2	—

Swaps - Commodity
Pay fixed/receive variable (b)	52.1	9.5	4.5
Average pay rate (a)	3.2280	3.6810	3.8753
Average received rate (a)	2.4517	2.8000	2.9235
Fair Value (b)	39.6	7.2	3.4
Pay variable/receive fixed (b)	35.4	7.9	3.2
Average pay rate (a)	2.4705	2.7995	2.9240
Average received rate (a)	3.1645	3.5821	3.9355
Fair Value (b)	45.4	10.1	4.3

Swaps - Basis
Pay variable/receive variable (b)	3.9	0.7	—
Average pay rate (a)	2.4630	2.8231	—
Average received rate (a)	2.4432	2.8281	—
Fair Value (b)	3.9	0.7	—
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

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SCANA Corporation
Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of SCANA Corporation and subsidiaries (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in common equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 2016

SCANA Corporation and Subsidiaries
Consolidated Balance Sheets

December 31, (Millions of dollars)	2015	2014
Assets
Utility Plant In Service	$12,883	$12,289
Accumulated Depreciation and Amortization	(4,307)	(4,088)
Construction Work in Progress	4,051	3,323
Plant to be Retired, Net	—	169
Nuclear Fuel, Net of Accumulated Amortization	308	329
Goodwill	210	210
Utility Plant, Net	13,145	12,232
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $124 and $122	280	284
Assets held in trust, net-nuclear decommissioning	115	113
Other investments	71	75
Nonutility Property and Investments, Net	466	472
Current Assets:
Cash and cash equivalents	176	137
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $7	505	684
Other	227	154
Inventories:
Fuel	164	222
Materials and supplies	148	139
Prepayments	115	320
Other current assets	43	148
Assets held for sale	—	341
Total Current Assets	1,378	2,145
Deferred Debits and Other Assets:
Regulatory assets	1,937	1,823
Other	220	146
Total Deferred Debits and Other Assets	2,157	1,969
Total	$17,146	$16,818

See Notes to Consolidated Financial Statements.

December 31, (Millions of dollars)	2015	2014
Capitalization and Liabilities
Common Stock - no par value (shares outstanding: December 31, 2015 - 142.9 million; December 31, 2014 - 142.7 million)	$2,390	$2,378
Retained Earnings	3,118	2,684
Accumulated Other Comprehensive Loss	(65)	(75)
Total Common Equity	5,443	4,987
Long-Term Debt, Net	5,882	5,497
Total Capitalization	11,325	10,484
Current Liabilities:
Short-term borrowings	531	918
Current portion of long-term debt	116	166
Accounts payable	590	520
Customer deposits and customer prepayments	137	98
Taxes accrued	242	182
Interest accrued	83	83
Dividends declared	76	73
Liabilities held for sale	—	52
Derivative financial instruments	50	233
Other	127	143
Total Current Liabilities	1,952	2,468
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,907	1,931
Asset retirement obligations	520	563
Pension and postretirement benefits	315	315
Regulatory liabilities	855	814
Other	272	243
Total Deferred Credits and Other Liabilities	3,869	3,866
Commitments and Contingencies (Note 10)	—	—
Total	$17,146	$16,818

See Notes to Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Consolidated Statements of Income

Years Ended December 31, (Millions of dollars, except per share amounts)	2015	2014	2013
Operating Revenues:
Electric	$2,551	$2,622	$2,423
Gas-regulated	811	1,028	955
Gas-nonregulated	1,018	1,301	1,117
Total Operating Revenues	4,380	4,951	4,495

Operating Expenses:
Fuel used in electric generation	660	793	745
Purchased power	52	81	43
Gas purchased for resale	1,287	1,729	1,491
Other operation and maintenance	715	728	708
Depreciation and amortization	358	384	378
Other taxes	234	229	220
Total Operating Expenses	3,306	3,944	3,585
Gain on sale of CGT, net of transaction costs	234	—	—
Operating Income	1,308	1,007	910

Other Income (Expense):
Other income	75	122	100
Other expenses	(60)	(64)	(46)
Gain on sale of SCI, net of transaction costs	107	—	—
Interest charges, net of allowance for borrowed funds used during construction of $15, $16 and $14	(318)	(312)	(297)
Allowance for equity funds used during construction	27	33	27
Total Other Expense	(169)	(221)	(216)

Income Before Income Tax Expense	1,139	786	694
Income Tax Expense	393	248	223
Net Income	$746	$538	$471

Per Common Share Data
Basic Earnings Per Share of Common Stock	$5.22	$3.79	$3.40
Diluted Earnings Per Share of Common Stock	5.22	3.79	3.39
Weighted Average Common Shares Outstanding (millions)
Basic	142.9	141.9	138.7
Diluted	142.9	141.9	139.1
Dividends Declared Per Share of Common Stock	$2.18	$2.10	$2.03

See Notes to Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
 Consolidated Statements of Comprehensive Income

Years Ended December 31, (Millions of dollars)	2015	2014	2013
Net Income	$746	$538	$471
Other Comprehensive Income (Loss), net of tax:
Unrealized Losses on Cash Flow Hedging Activities:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $(7), $(9) and $4	(12)	(14)	7
Gains (losses) on cash flow hedging activities reclassified to interest expense, net of tax of $4, $4 and $5	7	7	8
Gains (losses) on cash flow hedging activities reclassified to gas purchased for resale, net of tax of $9, $(2) and $2	15	(4)	3
Net unrealized gains (losses) on cash flow hedging activities	10	(11)	18
Deferred Costs of Employee Benefit Plans:
Deferred costs of employee benefit plans, net of tax of $-, $(3) and $4	—	(5)	7
Amortization of deferred employee benefit plan costs reclassified to net income (see Note 8), net of tax of $-, $- and $-	—	1	1
Net deferred costs of employee benefit plans	—	(4)	8
Other Comprehensive Income (Loss)	10	(15)	26
Total Comprehensive Income	$756	$523	$497

See Notes to Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Consolidated Statements of Cash Flows

For the Years Ended December 31, (Millions of dollars)	2015	2014	2013
Cash Flows From Operating Activities:
Net Income	$746	$538	$471
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sale of subsidiaries	(355)	—	—
Losses from equity method investments	3	5	7
Deferred income taxes, net	(31)	235	49
Depreciation and amortization	368	403	393
Amortization of nuclear fuel	46	45	57
Allowance for equity funds used during construction	(27)	(33)	(27)
Carrying cost recovery	(12)	(9)	(3)
Changes in certain assets and liabilities:
Receivables	188	(33)	(38)
Inventories	(16)	(62)	21
Prepayments	211	(235)	49
Regulatory assets	148	(372)	113
Regulatory liabilities	3	(133)	56
Accounts payable	(78)	36	24
Taxes accrued	61	(24)	42
Pension and other postretirement benefits	(6)	133	(217)
Derivative financial instruments	(183)	225	(72)
Other assets	(21)	(8)	17
Other liabilities	14	19	108
Net Cash Provided From Operating Activities	1,059	730	1,050
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,153)	(1,092)	(1,106)
Proceeds from sale of subsidiaries	647	—	—
Proceeds from investments (including derivative collateral returned)	1,117	347	222
Purchase of investments (including derivative collateral posted)	(1,018)	(475)	(176)
Payments upon interest rate derivative contract settlement	(263)	(95)	(49)
Proceeds from interest rate derivative contract settlement	10	—	163
Net Cash Used For Investing Activities	(660)	(1,315)	(946)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	14	98	295
Proceeds from issuance of long-term debt	491	294	451
Repayments of long-term debt	(166)	(54)	(258)
Dividends	(309)	(294)	(281)
Short-term borrowings, net	(387)	542	(247)
Deferred financing costs	(3)	—	—
Net Cash Provided From (Used For) Financing Activities	(360)	586	(40)
Net Increase in Cash and Cash Equivalents	39	1	64
Cash and Cash Equivalents, January 1	137	136	72
Cash and Cash Equivalents, December 31	$176	$137	$136
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $15, $16 and $14)	$306	$301	$288
—Income taxes	184	299	104
Noncash Investing and Financing Activities:
Accrued construction expenditures	244	180	111
Capital leases	6	5	6
Nuclear fuel purchase	—	—	98

See Notes to Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Consolidated Statements of Changes in Common Equity

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Shares	Retained Earnings	Gains (Losses) Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2013	132	$1,992	$(9)	$2,257	$(70)	$(16)	$(86)	$4,154
Net Income				471				471
Other Comprehensive Income (Loss)
Losses arising during the period					7	7	14	14
Losses/amortization reclassified from AOCI					11	1	12	12
Total Comprehensive Income (Loss)				471	18	8	26	497
Issuance of Common Stock	9	297						297
Dividends Declared				(284)				(284)
Balance as of December 31, 2013	141	2,289	(9)	2,444	(52)	(8)	(60)	4,664
Net Income				538				538
Other Comprehensive Income (Loss)
Losses arising during the period					(14)	(5)	(19)	(19)
Losses/amortization reclassified from AOCI					3	1	4	4
Total Comprehensive Income (Loss)				538	(11)	(4)	(15)	523
Issuance of Common Stock	2	99	(1)					98
Dividends Declared				(298)				(298)
Balance as of December 31, 2014	143	2,388	(10)	2,684	(63)	(12)	(75)	4,987
Net Income				746				746
Other Comprehensive Income (Loss)
Losses arising during the period					(12)	—	(12)	(12)
Losses/amortization reclassified from AOCI					22	—	22	22
Total Comprehensive Income (Loss)				746	10	—	10	756
Issuance of Common Stock	—	14	(2)					12
Dividends Declared				(312)				(312)
Balance as of December 31, 2015	143	$2,402	$(12)	$3,118	$(53)	$(12)	$(65)	$5,443

Dividends declared per share of common stock were $2.18, $2.10 and $2.03 for 2015, 2014 and 2013, respectively.

See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Organization and Principles of Consolidation

SCANA, a South Carolina corporation, is a holding company. The Company engages predominantly in the generation and sale of electricity to wholesale and retail customers in South Carolina, the purchase, sale and transportation of natural gas to wholesale and retail customers in South Carolina, North Carolina and Georgia and conducts other energy-related business.

The accompanying consolidated financial statements reflect the accounts of SCANA, the following wholly-owned subsidiaries, and subsidiaries that formerly were wholly-owned during the periods presented.

Regulated businesses	Nonregulated businesses
South Carolina Electric & Gas Company	SCANA Energy Marketing, Inc.
South Carolina Fuel Company, Inc.	ServiceCare, Inc.
South Carolina Generating Company, Inc.	SCANA Services, Inc.
Public Service Company of North Carolina, Incorporated	SCANA Corporate Security Services, Inc.

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

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

In April 2015, the FASB issued accounting guidance intended to simplify the presentation of debt issuance costs by requiring that such costs be deducted from carrying amounts related to debt when presented in the balance sheet. As permitted, the Company adopted this guidance retrospectively in the fourth quarter of 2015. As a result, for 2014 $34 million of unamortized debt issuance costs were reclassified to long-term debt, and certain amounts in Note 4 and Note 12 were also reclassified for comparative periods. The effect of adoption on the Company’s results of operations and cash flows was not significant.

In November 2015, the FASB issued accounting guidance intended to simplify the presentation of deferred tax assets and deferred tax liabilities by netting and classifying them as noncurrent on the statement of financial position. As permitted, the Company early adopted this guidance retrospectively in the fourth quarter of 2015. As a result, for 2014 $65.5 million of net deferred tax liabilities previously classified in current liabilities were reclassified to long-term liabilities. The effect of adoption on the Company's results of operations and cash flows was not significant.

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

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. The Company’s regulated subsidiaries calculated AFC using average composite rates of 6.1% for 2015, 7.2% for 2014 and 6.9% for 2013. These rates do not exceed the maximum rates allowed in the various regulatory jurisdictions. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

The Company records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. In 2015, SCE&G adopted lower depreciation rates for electric and common plant, as approved by the SCPSC and further described in Note 2. In addition, CGT was sold in the first quarter of 2015 (see Note 13) and excluded from the 2015 calculation of composite weighted average depreciation rates. The composite weighted average depreciation rates for utility plant assets were as follows:

	2015	2014	2013
SCE&G	2.55%	2.85%	2.96%
GENCO	2.66%	2.66%	2.66%
CGT	—	2.11%	2.19%
PSNC Energy	2.94%	2.98%	3.01%
Weighted average of above	2.61%	2.84%	2.93%

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

As of December 31,	2015				2014
	Unit 1		New Units		Unit 1		New Units
Percent owned	66.7%		55.0%		66.7%		55.0%
Plant in service	$1.2	billion	—		$1.2	billion	—
Accumulated depreciation	$620.4	million	—		$578.3	million	—
Construction work in progress	$214.6	million	$3.4	billion	$199.3	million	$2.7	billion

For a discussion of expected cash outlays and expected in-service dates for the New Units and a description of SCE&G's agreement to acquire an additional 5% ownership in the New Units, see Note 10.

Included within other receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $178.8 million at December 31, 2015 and $88.9 million at December 31, 2014.

Plant to be Retired

At December 31, 2014, SCE&G expected to retire three units that are or were coal-fired by 2020, which was prior to the end of the previously estimated useful lives over which the units were being depreciated. As such, these units were identified as Plant to be Retired. Subsequently, these units were converted to be gas-fired. In the third quarter of 2015, in connection with the adoption of a customary depreciation study and related analysis (see Note 2), SCE&G determined that these units would not likely be retired by 2020, and their depreciation rates were set to recover the units' net carrying value over their respective revised useful lives. Accordingly, the net carrying value of these units is no longer classified as Plant to be Retired at December 31, 2015.

Major Maintenance

 Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections is classified as a regulatory asset or regulatory liability on the consolidated balance sheet. Other planned major maintenance is expensed when incurred.

Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2015 and 2014, SCE&G incurred $16.5 million and $19.4 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the SCPSC, effective January 1, 2013, SCE&G accrues $1.4 million per month for its portion of the nuclear refueling outages that are scheduled for the spring of 2014 through the spring of 2020. Total costs for 2014 were $43.7 million, of which SCE&G was responsible for $29.1 million. Total costs for 2015 were $40.2 million, of which SCE&G was responsible for $26.8 million.

Goodwill

The Company considers certain amounts categorized by FERC as “acquisition adjustments” to be goodwill. For each period presented, assets with a carrying value of $210 million (net of a writedown taken in 2002 of $230 million) for PSNC Energy (Gas Distribution segment) were classified as goodwill. The Company tests goodwill for impairment annually as of January 1, unless indicators, events or circumstances require interim testing to be performed. The goodwill impairment testing is generally a two-step quantitative process which in step one requires estimation of the fair value of the reporting unit and the comparison of that amount to its carrying value. If this step indicates an impairment (a carrying value in excess of fair value), then step two, measurement of the amount of the goodwill impairment (if any), is required. Accounting guidance adopted by the Company gives it the option to first perform a qualitative assessment of impairment. Based on this qualitative ("step zero") assessment, if the Company determines that it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, the Company is not required to proceed with the two-step quantitative assessment.

In evaluations of PSNC Energy, fair value was estimated using the assistance of an independent appraisal. In evaluations for the periods presented, step one has indicated no impairment, and no impairment charges have been recorded. Should a write-down be required in the future, such a charge would be treated as an operating expense.
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

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each period presented) are invested in insurance policies on the lives of certain Company personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

Cash and Cash Equivalents

The Company considers temporary cash investments having original maturities of three months or less at time of purchase to be cash equivalents. These cash equivalents are generally in the form of commercial paper, certificates of deposit, repurchase agreements and treasury bills.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described below. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis.
Other receivables consist primarily of amounts due from Santee Cooper related to the construction and operation of jointly owned nuclear generating facilities at Summer Station.

Inventories

Materials and supplies include the average cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, at weighted average cost when used. Fuel inventory includes the average cost of coal, natural gas, fuel oil and emission allowances. Fuel is charged to inventory when purchased and is expensed, at weighted average cost, as used and recovered through fuel cost recovery rates approved by the SCPSC or NCUC, as applicable.

Asset Management and Supply Service Agreements

PSNC Energy utilizes asset management and supply service agreements with counterparties for certain natural gas storage facilities. Such counterparties held 46% and 48% of PSNC Energy’s natural gas inventory at December 31, 2015 and December 31, 2014, respectively, with a carrying value of $17.7 million and $26.1 million, respectively, through either capacity release or agency relationships. Under the terms of the asset management agreements, PSNC Energy receives storage asset management fees.  No fees are received under supply service agreements. The agreements expire March 31, 2017.

Income Taxes

The Company files consolidated federal income tax returns. Under a joint consolidated income tax allocation agreement, each subsidiary’s current and deferred tax expense is computed on a stand-alone basis. Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such tax rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers of the Company’s regulated subsidiaries; otherwise, they are charged or credited to income tax expense.

Regulatory Assets and Regulatory Liabilities

The Company’s rate-regulated utilities record costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense or record revenue in a period different from the period in which the revenue would be recorded by a nonregulated enterprise. These expenses deferred for future recovery from customers or obligations to be refunded to customers are primarily classified in the balance sheet as regulatory assets and regulatory liabilities (see Note 2) and are amortized consistent with the treatment of the related costs or revenues in the ratemaking process. Deferred amounts expected to be recovered or repaid within 12 months are classified in the balance sheet as receivables or accounts payable, respectively.

Debt Issuance Premiums, Discounts and Other Costs

The Company presents long-term debt premiums, discounts and debt issuance costs within long-term debt and amortizes them as components of interest charges over the terms of the respective debt issues. For regulated subsidiaries, gains or losses on reacquired debt that is refinanced are recorded in other deferred debits or credits and are amortized over the term of the replacement debt, also as interest charges.

Environmental

The Company maintains an environmental assessment program to identify and evaluate current and former operations sites that could require environmental clean-up. As site assessments are initiated, estimates are made of the amount of expenditures, if any, deemed necessary to investigate and remediate each site. Environmental remediation liabilities are accrued when the criteria for loss contingencies are met. These estimates are refined as additional information becomes available; therefore, actual expenditures could differ significantly from the original estimates. Probable and estimable costs are accrued related to environmental sites on an undiscounted basis. Amounts estimated and accrued to date for site assessments and clean-

up relate solely to regulated operations. Amounts expected to be recovered through rates are recorded in regulatory assets and, if applicable, amortized over approved amortization periods.  Other environmental costs are expensed as incurred.

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

Revenue Recognition

The Company records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not billed. Unbilled revenues totaled $129.1 million at December 31, 2015 and $186.4 million at December 31, 2014.

Fuel costs, emission allowances and certain environmental reagent costs for electric generation are collected through the fuel cost component in retail electric rates. The SCPSC establishes this component during fuel cost hearings. Any difference between actual fuel costs and amounts contained in the fuel cost component is adjusted through revenue and is deferred and included when determining the fuel cost component during subsequent hearings.

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

SCE&G’s gas rate schedules for residential, small commercial and small industrial customers include a WNA which minimizes fluctuations in gas revenues due to abnormal weather conditions. An eWNA for SCE&G's electric customers was discontinued effective with the first billing cycle of 2014 as approved by the SCPSC.

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

The weighted average number of common shares for each period presented for basic and diluted earnings per share purposes were identical, except that for 2013, the net effect of equity forward contracts resulted in such shares for diluted earnings per share purposes being 0.4 million higher than for basic earnings per share purposes.

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

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company is required to adopt this guidance in the first quarter of 2018 and early adoption is permitted in the first quarter of 2017. Adoption using a retrospective method is required, with options to elect certain practical expedients or to recognize a cumulative effect in the year of initial adoption. The Company has not determined when it will adopt this guidance or what elections it will make. The Company has not determined the impact this guidance will have on its results of operations, cash flows or financial position.

In April 2015, the FASB issued accounting guidance related to fees paid by a customer in a cloud computing arrangement. Among other things, the guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. The Company has determined that this guidance, when adopted in the first quarter of 2016, will not significantly impact the Company’s results of operations, cash flows or financial position.

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

In January 2016, the FASB issued accounting guidance intended to clarify the classification and measurement of financial instruments and financial liabilities, among other things. The Company expects to adopt this guidance when required in the first quarter of 2018. The Company is evaluating this guidance and has not determined what impact it will have on its results of operations, cash flows or financial position.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over twelve months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily of the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight line basis, also depending on the nature of the assets and relative consumption. The guidance will be effective for years beginning in 2019. The Company has not determined what impact this guidance will have on its results of operations, cash flows or financial position.

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

Pursuant to an April 2014 SCPSC order, SCE&G increased its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014. The base fuel cost increase was offset by a reduction in SCE&G's rate rider related to pension costs approved by the SCPSC in March 2014. In addition, pursuant to the April 2014 order, electric revenue for 2014 was reduced by approximately $46 million for adjustments to the fuel cost component and related under-collected fuel balance. Such adjustments are fully offset by the recognition within other income of gains realized from the late 2013 settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. The order also provided for the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs from May 1, 2014 through April 30, 2015.

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

By order dated July 15, 2015, the SCPSC approved a settlement agreement among SCE&G and certain other parties concerning SCE&G's petition for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. Under this order, SCE&G will, among other things, implement programs to encourage the development of renewable energy facilities with a total nameplate capacity of at least approximately 84.5 MW by the end of 2020, of which half is to be customer-scale solar capacity and half is to be utility-scale solar capacity. SCE&G is to make a good faith effort to have at least 30 MW of utility-scale solar capacity in service by the end of 2016.

By order dated September 16, 2015, the SCPSC approved SCE&G's request to adopt lower depreciation rates for electric and common plant effective January 1, 2015. These rates were based on the results of a depreciation study conducted by SCE&G using utility plant balances as of December 31, 2014. In connection with the adoption of the revised depreciation rates, SCE&G recorded lower depreciation expense of approximately $29 million ($.12 per share) in 2015, and pursuant to the SCPSC order, SCE&G reduced its electric operating revenues by approximately $14.5 million ($.06 per share) with an offset to under-collected fuel included within Receivables in the balance sheet. Accordingly, the Company's net income for 2015 increased approximately $9.8 million as a result of this change in estimate.

In October 2015, the SCPSC initiated its 2016 annual review of base rates for fuel costs. A public hearing for this annual review is scheduled for April 7, 2016.

Electric - Base Rates

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

Pursuant to an SCPSC order, SCE&G removes from rate base deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs totaled $9.5 million and $5.8 million during 2015 and 2014, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

The SCPSC has approved a suite of DSM Programs for development and implementation. SCE&G offers to its retail electric customers several distinct programs designed to assist customers in reducing their demand for electricity and improving their energy efficiency. SCE&G submits annual filings to the SCPSC related to these programs which include actual program costs, net lost revenues (both forecasted and actual), customer incentives, and net program benefits, among other things. As actual DSM Program costs are incurred, they are deferred as regulatory assets and recovered through a rate rider approved by the SCPSC. The rate rider also provides for recovery of net lost revenues and for a shared savings incentive. The SCPSC approved the following rate riders pursuant to the annual DSM Programs filings, which went into effect as indicated below:

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

In January 2016, SCE&G submitted its annual DSM Programs filing to the SCPSC. If approved, the filing would allow recovery of $37.6 million of costs and net lost revenues associated with the DSM Programs, along with an incentive to invest in such programs.

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

Year	Increase	Amount
2015	2.6%	$64.5 million
2014	2.8%	$66.2 million
2013	2.9%	$67.2 million

In September 2015, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed. See Note 10.

Gas - SCE&G

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2015	No change		—
2014	0.6%	Decrease	$2.6 million
2013	No change		—

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual reviews conducted for each of the 12-month periods ended July 31, 2015 and 2014 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during each of the review periods were reasonable and prudent.

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

	December 31,
Millions of dollars	2015	2014
Regulatory Assets:
Accumulated deferred income taxes	$298	$284
AROs and related funding	405	366
Deferred employee benefit plan costs	325	350
Deferred losses on interest rate derivatives	535	453
Unrecovered plant	127	137
Environmental remediation costs	42	40
DSM Programs	61	56
Other	144	137
Total Regulatory Assets	$1,937	$1,823

Regulatory Liabilities:
Asset removal costs	$732	$703
Deferred gains on interest rate derivatives	96	82
Other	27	29
Total Regulatory Liabilities	$855	$814

Accumulated deferred income tax liabilities that arose from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to AFC and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years.

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

DSM Programs represent deferred costs associated with such programs. As a result of the April 2015 SCPSC order, deferred costs are currently being recovered over approximately five years through an approved rate rider.

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

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At December 31, 2015 and 2014, retained earnings of approximately $72.4 million and $67.7 million, respectively, were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

Authorized shares of common stock were 200 million as of December 31, 2015 and 2014.

SCANA issued common stock valued at $14.3 million, $99.3 million and $100.9 million (when issued) during the years ended December 31, 2015, 2014 and 2013, respectively, to satisfy the requirements of various compensation and dividend reinvestment plans. In addition, in March 2013, SCANA settled all forward sales contracts related to its common stock through the issuance of approximately 6.6 million common shares, resulting in net proceeds of approximately $196.2 million.

4.    LONG-TERM AND SHORT-TERM DEBT

Total long-term debt, net reflects the retrospective adoption of accounting guidance for unamortized debt issuance costs in the fourth quarter of 2015 (see Note 1). Long-term debt by type with related weighted average effective interest rates and maturities at December 31 is as follows:

				2015		2014
Dollars in millions	Maturity			Balance	Rate	Balance	Rate
SCANA Medium Term Notes (unsecured)	2020	-	2022	$800	5.42%	$800	5.42%
SCANA Senior Notes (unsecured) (a)	2016	-	2034	84	1.11%	88	0.93%
SCE&G First Mortgage Bonds (secured)	2018	-	2065	4,340	5.78%	3,840	5.56%
GENCO Notes (secured)	2016	-	2024	220	5.92%	227	5.90%
Industrial and Pollution Control Bonds (b)	2028	-	2038	122	3.51%	122	3.51%
PSNC Senior Debentures	2020	-	2026	350	5.93%	350	5.93%
Nuclear Fuel Financing	2016			100	0.78%	100	0.78%
Other (c)	2016	-	2027	18	2.72%	167	7.39%
Total debt				6,034		5,694
Current maturities of long-term debt				(116)		(166)
Unamortized premium, net				—		3
Unamortized debt issuance costs				(36)		(34)
Total long-term debt, net				$5,882		$5,497

(a)  Variable rate notes hedged by a fixed interest rate swap (fixed rate of 6.17%).
(b) Includes variable rate debt of $67.8 million at December 31, 2015 (rate of 0.03%) and 2014 (rate of 0.04%) which are hedged by fixed swaps.
(c)  Includes Junior Subordinated Notes redeemed at par prior to maturity on February 2, 2015, and included in the current portion of long-term debt on the balance sheet at December 31, 2014.

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

Long-term debt maturities will be $116 million in 2016, $15 million in 2017, $724 million in 2018, $13 million in 2019 and $363 million in 2020.

Substantially all electric utility plant is pledged as collateral in connection with long-term debt.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2015, the Bond Ratio was 5.17.

Lines of Credit and Short-Term Borrowings

At December 31, 2015 and 2014, SCANA, SCE&G (including Fuel Company) and PSNC Energy had available the following committed LOC and had outstanding the following LOC-related obligations and commercial paper borrowings:

	SCANA		SCE&G		PSNC Energy
Millions of dollars	2015	2014	2015	2014	2015	2014
Lines of Credit:
Total committed long-term	$400	$300	$1,400	$1,400	$200	$100
Outstanding commercial paper (270 or fewer days)	$37	$179	$420	$709	$74	$30
Weighted average interest rate	1.19%	0.54%	0.74%	0.52%	0.77%	0.65%
Letters of credit supported by LOC	$3	$3	$0.3	$0.3	—	—
Available	$360	$118	$980	$691	$126	$70

   SCANA, SCE&G (including Fuel Company) and PSNC Energy are parties to five-year credit agreements in the amounts of $400 million, $1.2 billion (of which $500 million relates to Fuel Company) and $200 million, respectively. In addition, SCE&G is party to a three-year credit agreement in the amount of $200 million. In December 2015, the term of the five-year agreements was amended and extended by one year, such that they expire in December 2020. The three-year agreement expires in December 2018. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances.  These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 9.5% of the aggregate credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch, UBS Loan Finance LLC, MUFG Union Bank, N.A., and Branch Banking and Trust Company each provide 7.9%, and Royal Bank of Canada and U.S. Bank National Association each provide 5.5%. Two other banks provide the remaining support. The Company pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
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

5.                                      INCOME TAXES

Components of income tax expense are as follows:

Millions of dollars	2015	2014	2013
Current taxes:
Federal	$382	$38	$161
State	57	(4)	17
Total current taxes	439	34	178
Deferred tax (benefit) expense, net:
Federal	(36)	184	39
State	(7)	34	10
Total deferred taxes	(43)	218	49
Investment tax credits:
Amortization of amounts deferred-state	(1)	(1)	(1)
Amortization of amounts deferred-federal	(2)	(3)	(3)
Total investment tax credits	(3)	(4)	(4)
Total income tax expense	$393	$248	$223

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2015	2014	2013
Net income	$746	$538	$471
Income tax expense	393	248	223
Total pre-tax income	$1,139	$786	$694

Income taxes on above at statutory federal income tax rate	$399	$275	$243
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	38	24	22
State investment tax credits (less federal income tax effect)	(6)	(5)	(5)
Allowance for equity funds used during construction	(9)	(11)	(9)
Deductible dividends—401(k) Retirement Savings Plan	(10)	(10)	(10)
Amortization of federal investment tax credits	(2)	(3)	(3)
Section 41 tax credits	1	(3)	—
Section 45 tax credits	(9)	(9)	(5)
Domestic production activities deduction	(18)	(7)	(11)
Realization of basis differences upon sale of subsidiaries	7	—	—
Other differences, net	2	(3)	1
Total income tax expense	$393	$248	$223

The tax effects of significant temporary differences comprising the Company’s net deferred tax liability are as follows:

Millions of dollars	2015	2014
Deferred tax assets:
Nondeductible accruals	$135	$127
Asset retirement obligation, including nuclear decommissioning	199	216
Financial instruments	35	40
Unamortized investment tax credits	16	17
Deferred fuel costs	8	—
Monetization of bankruptcy claim	—	10
Other	5	10
Total deferred tax assets	398	420
Deferred tax liabilities:
Property, plant and equipment	$1,906	$1,928
Deferred employee benefit plan costs	96	107
Regulatory asset, asset retirement obligation	135	122
Deferred fuel costs	—	27
Regulatory asset, unrecovered plant	49	53
Regulatory asset, net loss on interest rate derivative contracts settlement	—	21
Demand side management costs	23	21
Prepayments	31	27
Other	65	45
Total deferred tax liabilities	2,305	2,351
Net deferred tax liability	$1,907	$1,931

During the third quarter of 2013, the State of North Carolina passed legislation that lowered the state corporate income tax rate from 6.9% to 6.0% in 2014, 5.0% in 2015 and 4.0% in 2016.  In connection with this change in tax rates, related state deferred tax amounts were remeasured, with the change in their balances being credited to a regulatory liability. The change in income tax rates did not and is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

The Company files consolidated federal income tax returns, and the Company and its subsidiaries file various applicable state and local income tax returns. The IRS has completed examinations of the Company’s federal returns through 2004, and the Company’s federal returns through 2007 are closed for additional assessment. The IRS is currently examining

SCANA's open federal returns through 2014 as a result of claims discussed below in Changes to Unrecognized Tax Benefits. With few exceptions, the Company is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

Changes to Unrecognized Tax Benefits

Millions of dollars	2015	2014	2013
Unrecognized tax benefits, January 1	$16	$3	—
Gross increases—uncertain tax positions in prior period	33	—	—
Gross decreases—uncertain tax positions in prior period	(2)	—	—
Gross increases—current period uncertain tax positions	2	13	$3
Unrecognized tax benefits, December 31	$49	$16	$3

During 2013 and 2014, the Company amended certain of its tax returns to claim certain tax-defined research and development deductions and credits and its related impact on domestic production activities. The Company also made similar claims in filing its 2013 and 2014 returns in 2014 and 2015, respectively. In connection with these federal and state filings, the Company recorded an unrecognized tax benefit of $49 million. During 2015, as the IRS' examination of these claims progressed, without resolution, the Company evaluated and recorded adjustments to its unrecognized tax benefits; however, none of these changes materially affected the Company's effective tax rate. If recognized, $17 million of the tax benefits would affect the Company's effective tax rate. It is reasonably possible that these tax benefits will increase by an additional $7 million within the next 12 months. It is also reasonably possible that these tax benefits may decrease by $8 million within the next 12 months. No other material changes in the status of the Company’s tax positions have occurred through December 31, 2015.

The Company recognizes interest accrued related to unrecognized tax benefits within interest expense or interest income and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of the tax benefit, the Company has not recorded a material amount of interest income, interest expense, or penalties associated with any uncertain tax position.

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

Pursuant to regulatory orders, interest derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges and fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Settlement losses on swaps will be amortized over the lives of subsequent debt issuances and gains may be applied to under-collected fuel, may be amortized to interest expense or may be applied as otherwise directed by the SCPSC. As discussed in Note 2, in 2013 the SCPSC directed SCE&G to recognize $41.6 million and $8.5 million of realized gains (which had been deferred in regulatory liabilities) within other income in 2013, fully offsetting revenue reductions related to under-collected fuel balances and under-collected amounts arising under the eWNA program which was terminated at the end of 2013. As also discussed in Note 2, pursuant to regulatory orders in 2014, the SCPSC directed SCE&G to apply $46 million of these deferred gains to reduce under-collected fuel to utilize approximately $17.8 million of these gains to offset a portion of the net lost revenues component of SCE&G’s DSM Program rider, and to apply $5.0 million of the gains to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets.

Cash payments made or received upon settlement of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Retail Gas Marketing	Energy Marketing	Total
As of December 31, 2015
Commodity	7,530,000	7,869,000	3,973,500	19,372,500
Energy Management (a)	—	—	38,857,480	38,857,480
Total (a)	7,530,000	7,869,000	42,830,980	58,229,980

As of December 31, 2014
Commodity	6,840,000	7,951,000	3,446,720	18,237,720
Energy Management (b)	—	—	37,495,339	37,495,339
Total (b)	6,840,000	7,951,000	40,942,059	55,733,059

(a) Includes an aggregate 1,842,048 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 933,893 MMBTU related to basis swap contracts in Energy Marketing.

The Company was party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $120.0 million at December 31, 2015 and $124.4 million at December 31, 2014. The Company was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.235 billion and $1.085 billion at December 31, 2015 and 2014, respectively.

The fair value of derivatives in the consolidated balance sheets is as follows:

Fair Values of Derivative Instruments
Millions of dollars	Balance Sheet Location	Asset	Liability
As of December 31, 2015
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$4
	Other deferred credits and other liabilities		28
Commodity contracts	Other current assets		1
	Derivative financial instruments		4
Total			$37

Not designated as hedging instruments
Interest rate contracts	Other current assets	$10
	Other deferred debits and other assets	5
	Derivative financial instruments		$33
	Other deferred credits and other liabilities		22
Commodity contracts	Other current assets	1
Energy management contracts	Other current assets	11	2
	Other deferred debits and other assets	3
	Derivative financial instruments		9
	Other deferred credits and other liabilities		3
Total		$30	$69

As of December 31, 2014
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$5
	Other deferred credits and other liabilities		28
Commodity contracts	Other current assets		1
	Derivative financial instruments		11
Total			$45

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$207
	Other deferred credits and other liabilities		17
Commodity contracts	Other current assets	$1
Energy management contracts	Other current assets	15	5
	Other deferred debits and other assets	5
	Derivative financial instruments		10
	Other deferred credits and other liabilities		5
Total		$21	$244

Derivatives Designated as Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for any period presented.

Derivatives in Cash Flow Hedging Relationships

The effect of derivative instruments on the consolidated statements of income is as follows:

	Gain or (Loss) Deferred in Regulatory Accounts	Loss Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2015
Interest rate contracts	$(3)	Interest expense	$(3)
Year Ended December 31, 2014
Interest rate contracts	$(9)	Interest expense	$(3)
Year Ended December 31, 2013
Interest rate contracts	$106	Interest expense	$(3)

	Gain or (Loss) Recognized in OCI, net of tax	Gain (Loss) Reclassified from AOCI into Income, net of tax (Effective Portion)
Millions of dollars	(Effective Portion)	Location	Amount
Year Ended December 31, 2015
Interest rate contracts	$(2)	Interest expense	$(7)
Commodity contracts	(10)	Gas purchased for resale	(15)
Total	$(12)		$(22)
Year Ended December 31, 2014
Interest rate contracts	$(6)	Interest expense	$(7)
Commodity contracts	(8)	Gas purchased for resale	4
Total	$(14)		$(3)
Year Ended December 31, 2013
Interest rate contracts	$5	Interest expense	$(8)
Commodity contracts	2	Gas purchased for resale	(3)
Total	$7		$(11)

As of December 31, 2015, the Company expects that during the next 12 months reclassifications from accumulated other comprehensive loss to earnings arising from cash flow hedges will include approximately $3.3 million as an increase to gas cost and approximately $7.1 million as an increase to interest expense, assuming natural gas and financial markets remain at their current levels. As of December 31, 2015, all of the Company’s commodity cash flow hedges settle by their terms before the end of the second quarter of 2018.

As of December 31, 2015, the Company expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.2 million as an increase to interest expense assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Other gain (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant for all periods presented.

Derivatives Not Designated as Hedging Instruments

	Gain (Loss) Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
Millions of dollars		Location	Amount
Year Ended December 31, 2015
Interest rate contracts	$(69)	Other income	$5
Year Ended December 31, 2014
Interest rate contracts	$(352)	Other income	$64
Year Ended December 31, 2013
Interest rate contracts	$39	Other income	$50

Gains reclassified to other income offset revenue reductions as previously described herein and in Note 2.

As of December 31, 2015, the Company expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from interest rate swaps not designated as cash flow hedges will include approximately $0.6 million as an increase to interest expense.

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

Certain of the Company’s derivative instruments contain contingent provisions that require the Company to provide collateral upon the occurrence of specific events, primarily credit rating downgrades. As of December 31, 2015 and 2014, the Company had posted $50.4 million and $152.4 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months is recorded in Other Current Assets on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of December 31, 2015 and 2014, the Company would have been required to post an additional $44.8 million and $129.8 million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2015 and 2014, are $95.2 million and $282.2 million, respectively.

In addition, as of December 31, 2015 and December 31, 2014, the Company has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of December 31, 2015 and December 31, 2014, the Company could request $7.3 million and $- million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of December 31, 2015 and December 31, 2014 is $7.3 million and $- million, respectively. In addition, at December 31, 2015, the Company could have called on letters of credit in the amount of $3.0 million related to $14.0 million in commodity derivatives that are in a net asset position, compared to letters of credit of $9.2 million related to derivatives of $20 million at December 31, 2014, if all the contingent features underlying these instruments had been fully triggered.

Information related to the Company's offsetting derivative assets and liabilities follows:

Offsetting Derivative Assets		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Assets			Financial Instruments	Cash Collateral Received
As of December 31, 2015
Interest rate	$15	—	$15	$(8)	—	$7
Commodity	1	—	1	—	—	1
Energy Management	15	$(1)	14	—	—	14
Total	$31	$(1)	$30	$(8)	—	$22

Balance sheet location	Other current assets		$22
	Other deferred debits and other assets		8
	Total		$30

As of December 31, 2014
Commodity	$1	—	$1	—	—	$1
Energy Management	20	—	20	—	—	20
Total	$21	—	$21	—	—	$21

Balance sheet location	Other current assets		$16
	Other deferred debits and other assets		5
	Total		$21

Offsetting Derivative Liabilities		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Posted
As of December 31, 2015
Interest rate	$87	—	$87	$(8)	$(36)	$43
Commodity	5	—	5	—	(5)	—
Energy Management	15	$(1)	14	—	(9)	5
Total	$107	$(1)	$106	$(8)	$(50)	$48

Balance sheet location	Other current assets		$3
	Derivative financial instruments		50
	Other deferred credits and other liabilities		53
	Total		$106

As of December 31, 2014
Interest rate	$257	—	$257	—	$(131)	$126
Commodity	12	—	12	—	(10)	2
Energy Management	20	—	20	—	(11)	9
Total	$289	—	$289	—	$(152)	$137

Balance sheet location	Other current assets		$6
	Derivative financial instruments		233
	Other deferred credits and other liabilities		50
	Total		$289

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

	As of December 31, 2015		As of December 31, 2014
Millions of dollars	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$11	—	$13	—
Interest rate contracts	—	$15	—	—
Commodity contracts	1	—	1	—
Energy management contracts	—	14	—	$20
Liabilities:
Interest rate contracts	—	87	—	257
Commodity contracts	1	4	1	11
Energy management contracts	4	12	5	18

There were no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2015 and December 31, 2014 were as follows:

	As of December 31, 2015		As of December 31, 2014
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$5,997.6	$6,445.7	$5,663.1	$6,558.0

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

8.             EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

Pension and Other Postretirement Benefit Plans

The Company sponsors a noncontributory defined benefit pension plan covering regular, full-time employees hired before January 1, 2014. The Company’s policy has been to fund the plan as permitted by applicable federal income tax regulations, as determined by an independent actuary.

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

In addition to pension benefits, the Company provides certain unfunded postretirement health care and life insurance benefits to certain active and retired employees. Retirees hired before January 1, 2011 share in a portion of their medical care cost, while employees hired subsequently are responsible for the full cost of retiree medical benefits elected by them. The costs of postretirement benefits other than pensions are accrued during the years the employees render the services necessary to be eligible for these benefits.

Changes in Benefit Obligations

The measurement date used to determine pension and other postretirement benefit obligations is December 31. Data related to the changes in the projected benefit obligation for pension benefits and the accumulated benefit obligation for other postretirement benefits are presented below.

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014
Benefit obligation, January 1	$919.5	$823.0	$268.2	$238.0
Service cost	24.1	20.0	5.3	4.6
Interest cost	38.2	40.4	11.4	12.0
Plan participants’ contributions	—	—	2.4	2.2
Actuarial (gain) loss	(62.4)	100.1	(21.2)	23.5
Benefits paid	(64.0)	(64.0)	(12.5)	(12.1)
Benefit obligation, December 31	$855.4	$919.5	$253.6	$268.2

The Company adopted new mortality tables and an improvement scale published by the Society of Actuaries in 2014, resulting in an actuarial loss for pension and other post retirement benefit obligations of approximately $26.3 million and $2.7 million, respectively, in 2014. In 2015, based on an evaluation of the mortality experience of the pension plan, the Company adopted a custom mortality table for purposes of measuring pension and other postretirement benefit obligations at year-end. This change resulted in an actuarial gain for pension and other postretirement benefit obligations of approximately $21.5 million and $2.4 million, respectively, in 2015.

The accumulated benefit obligation for pension benefits was $829.3 million at the end of 2015 and $888.3 million at the end of 2014. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Annual discount rate used to determine benefit obligation	4.68%	4.20%	4.78%	4.30%
Assumed annual rate of future salary increases for projected benefit obligation	3.00%	3.00%	3.00%	3.00%

A 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually to 5.0% for 2021 and to remain at that level thereafter.

 A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $0.8 million at December 31, 2015 and by $1.3 million at December 31, 2014. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $0.7 million at December 31, 2015 and by $1.0 million at December 31, 2014.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Fair value of plan assets	$781.7	$861.8	—	—
Benefit obligation	855.4	919.5	$253.6	$268.2
Funded status	$(73.7)	$(57.7)	$(253.6)	$(268.2)

Amounts recognized on the consolidated balance sheets were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Current liability	—	—	$(11.9)	$(11.2)
Noncurrent liability	$(73.7)	$(57.7)	(241.7)	(257.0)

Amounts recognized in accumulated other comprehensive loss were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Net actuarial loss	$10.4	$8.1	$1.7	$3.0
Prior service cost	0.2	0.3	—	0.1
Total	$10.6	$8.4	$1.7	$3.1

Amounts recognized in regulatory assets were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Net actuarial loss	$219.4	$222.1	$24.0	$43.8
Prior service cost	5.9	9.6	0.3	0.6
Total	$225.3	$231.7	$24.3	$44.4

In connection with the joint ownership of Summer Station, as of December 31, 2015 and 2014, the Company recorded within deferred debits $20.3 million and $17.8 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2015 and 2014, the Company also recorded within deferred debits $13.8 million and $15.1 million, respectively, from Santee Cooper, representing its portion of the unfunded postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2015	2014
Fair value of plan assets, January 1	$861.8	$870.0
Actual return (loss) on plan assets	(16.1)	55.8
Benefits paid	(64.0)	(64.0)
Fair value of plan assets, December 31	$781.7	$861.8

Investment Policies and Strategies

The assets of the pension plan are invested in accordance with the objectives of (1) fully funding the obligations of the pension plan, (2) overseeing the plan's investments in an asset-liability framework that considers the funding surplus (or deficit) between assets and liabilities, and overall risk associated with assets as compared to liabilities, and (3) maintaining sufficient liquidity to meet benefit payment obligations on a timely basis. During 2013, in connection with the amendments to the plan, the Company adopted a dynamic investment strategy for the management of the pension plan assets. The strategy will lead to a reduction in equities and an increase in long duration fixed income allocations over time with the intention of reducing volatility of funded status and pension costs.

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

The Company’s pension plan asset allocation at December 31, 2015 and 2014 and the target allocation for 2016 are as follows:

	Percentage of Plan Assets
	Target Allocation	December 31,
Asset Category	2016	2015	2014
Equity Securities	58%	57%	57%
Fixed Income	33%	32%	34%
Hedge Funds	9%	11%	9%

For 2016, the expected long-term rate of return on assets will be 7.50%. In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active returns across various asset classes and assumes the target allocation is achieved. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. Additional rebalancing may occur subject to funded status improvements as part of the dynamic investment strategy described previously.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2015 and 2014, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 2	Level 3	Total	Level 2	Level 3
	December 31, 2015			December 31, 2014
Mutual funds	$538	$538	—	$622	$622	—
Short-term investment vehicles	14	14	—	20	20	—
US Treasury securities	22	22	—	6	6	—
Corporate debt securities	78	78	—	86	86	—
Municipals	14	14	—	15	15	—
Limited partnerships	33	33	—	32	32	—
Multi‑strategy hedge funds	83	—	$83	81	—	$81
	$782	$699	$83	$862	$781	$81

At December 31, 2015, assets with fair value measurements classified as Level 1 were insignificant. There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2015 or 2014.

The pension plan values certain mutual funds, where applicable, using unadjusted quoted prices from a national stock exchange, such as NYSE and NASDAQ, where the securities are actively traded. Other mutual funds and limited partnerships are valued using the observable prices of the underlying fund assets based on trade data for identical or similar securities or from a national stock exchange for similar assets or broker quotes. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. Government agency securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt securities and municipals are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Hedge funds represent investments in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and do not trade on a daily basis. The fair value of this multi-strategy hedge fund is estimated based on the net asset value of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may impact their fair value. The estimated fair value is the price at which redemptions and subscriptions occur.

	Fair Value Measurements Level 3
Millions of dollars	2015	2014
Beginning Balance	$81	$76
Unrealized gains included in changes in net assets	2	5
Purchases, issuances, and settlements	—	—
Ending Balance	$83	$81

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from the Company’s assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

Millions of dollars	Pension Benefits	Other Postretirement Benefits
2016	$65.1	$11.9
2017	63.2	12.7
2018	64.7	13.5
2019	65.3	14.2
2020	65.8	14.9
2021-2025	338.3	80.5

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

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013
Service cost	$24.1	$20.0	$21.8	$5.3	$4.6	$5.9
Interest cost	38.2	40.4	38.5	11.4	12.0	11.1
Expected return on assets	(62.0)	(66.7)	(61.4)	n/a	n/a	n/a
Prior service cost amortization	4.1	4.1	6.0	0.4	0.3	0.7
Amortization of actuarial losses	13.6	4.8	16.9	2.1	—	3.3
Transition obligation amortization	—	—	—	—	—	0.3
Curtailment	—	—	9.9	—	—	—
Net periodic benefit cost	$18.0	$2.6	$31.7	$19.2	$16.9	$21.3

In connection with regulatory orders, SCE&G recovers current pension expense through a rate rider that may be adjusted annually (for retail electric operations) or through cost of service rates (for gas operations). For retail electric operations, current pension expense is recognized based on amounts collected through its rate rider, and differences between actual pension expense and amounts recognized pursuant to the rider are deferred as a regulatory asset (for under-collections) or regulatory liability (for over-collections) as applicable. In addition, SCE&G amortizes certain previously deferred pension costs. See Note 2.

Other changes in plan assets and benefit obligations recognized in OCI (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013
Current year actuarial (gain) loss	$2.7	$3.1	$(5.0)	$(1.2)	$1.3	$(1.8)
Amortization of actuarial losses	(0.4)	(0.2)	(0.5)	(0.1)	—	(0.2)
Amortization of prior service cost	(0.1)	(0.2)	(0.2)	(0.1)	—	—
Prior service cost (credit)	—	—	(0.3)	—	—	—
Amortization of transition obligation	—	—	—	—	—	(0.1)
Total recognized in OCI	$2.2	$2.7	$(6.0)	$(1.4)	$1.3	$(2.1)

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013
Current year actuarial (gain) loss	$9.2	$101.3	$(157.5)	$(18.0)	$19.4	$(29.9)
Amortization of actuarial losses	(11.9)	(4.0)	(14.7)	(1.8)	—	(2.7)
Amortization of prior service cost	(3.7)	(3.2)	(5.2)	(0.3)	(0.3)	(0.6)
Prior service cost (credit)	—	—	(8.9)	—	—	—
Amortization of transition obligation	—	—	—	—	—	(0.2)
Total recognized in regulatory assets	$(6.4)	$94.1	$(186.3)	$(20.1)	$19.1	$(33.4)

Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.20%	5.03%	4.10%/5.07%	4.30%	5.19%	4.19%
Expected return on plan assets	7.50%	8.00%	8.00%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.75%/3.00%	3.00%	3.75%	3.75%
Health care cost trend rate	n/a	n/a	n/a	7.00%	7.40%	7.80%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2020	2020	2020

Net periodic benefit cost for the period through September 1, 2013 was determined using a 4.10% discount rate, and net periodic benefit cost after that date was determined using a 5.07% discount rate. Similarly, estimated rates of compensation increase were changed in connection with the September 1, 2013 remeasurement.

The estimated amounts to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$0.6	—
Prior service cost	0.2	—
Total	$0.8	—

The estimated amounts to be amortized from regulatory assets into net periodic benefit cost in 2016 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$12.7	$0.3
Prior service cost	3.4	0.3
Total	$16.1	$0.6

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

401(k) Retirement Savings Plan

The Company sponsors a defined contribution plan in which eligible employees may defer up to 75% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. The Company provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan were $26.2 million in 2015, $25.8 million in 2014 and $23.4 million in 2013 and were made in the form of SCANA common stock.

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

The 2013-2015 and 2014-2016 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle. The 2015-2017 award is based on performance over a single three-year cycle. In each performance cycle of the 2013-2015 and 2014-2016 awards, 20% of the performance awards were granted in the form of restricted share units, which are liability awards payable in cash and 80% of the awards were granted in performance shares, each of which has a value that is equal to, and changes with, the value of a share of SCANA common stock. For the 2015-2017 awards, 30% are in the form of restricted share units and 70% are in the form of performance shares. Dividend equivalents are accrued on the performance shares and the restricted share units. Performance awards and related dividend equivalents are subject to forfeiture in the event of termination of employment prior to the end of the cycle, subject to certain exceptions. Payouts of performance share awards are determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in GAAP-adjusted net earnings per share (weighted 50%).

Compensation cost of liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Awards under the 2013-2015 performance cycle were paid in cash totaling $18.4 million at SCANA’s discretion in February 2016. Cash-settled liabilities related to earlier performance cycles totaled approximately $20.8 million in 2015, $11.8 million in 2014, and $12.2 million in 2013.

Fair value adjustments for all performance cycles resulted in compensation expense recognized in the statements of income totaling approximately $18.0 million in 2015, $20.3 million in 2014 and $8.7 million in 2013. Such fair value adjustments also resulted in capitalized compensation costs of $2.3 million in 2015, $3.1 million in 2014 and $1.4 million in 2013. At December 31, 2015, SCANA had $20.4 million of unrecognized compensation cost, which is expected to be recognized over a weighted-average period of 18 months.

10.          COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee-Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the company’s nuclear power plant.  Price-Anderson provides funds up to $13.4 billion for public liability claims that could arise from a single nuclear incident.  Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors.  Each reactor licensee is currently liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the owners of the New Units up to $500 million of coverage for accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the retrospective premium assessment would not exceed $43.5 million.

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

New Nuclear Construction

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station. SCE&G's current ownership share in the New Units is 55%. As discussed below, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of December 31, 2015, SCE&G’s investment in the New Units, including related transmission, totaled $3.6 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

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

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule. Shield building construction remains a principal focus area for SCE&G’s oversight of the project. The primary critical path for both Unit 2 and Unit 3 runs through the placement of concrete within the containment vessels, the fabrication of shield building panels, the fabrication of the air inlet and tension rings and the completion of shield building construction. For Unit 3, the critical path also runs through the setting of CA20 which is a prerequisite to concrete placement in certain areas of the nuclear island. Plans to accelerate the work needed to permit placing this concrete are underway. In addition, WEC has reached agreement on a mitigation plan to accelerate shield building panel fabrication with one of its subcontractors. Additional mitigation will be required in critical path areas to support the updated substantial completion dates described below.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result was a revised fully integrated project schedule with timing of specific construction activities (Revised, Fully-Integrated Construction Schedule) along with related cost information.

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

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. In this proceeding, SCE&G's total projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, these updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed.

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding the above mentioned disputes, and the EPC Contract was amended. The October 2015 Amendment became effective in December 2015, upon the consummation of the acquisition by WEC of the stock of Stone & Webster from CB&I. Following that acquisition, Stone & Webster continues to be a member of the Consortium as a subsidiary of WEC rather than CB&I, and WEC has engaged Fluor Corporation as a subcontracted construction manager.

Among other things, the October 2015 Amendment:
(i) resolved by settlement and release substantially all outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million) and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price,
(ii) revised the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively,
(iii) revised the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and capped those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit),
(iv) provides for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits,
(v) provides for development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved, and
(vi) provided that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project.

Under the October 2015 Amendment, SCE&G’s total estimated project costs increased by approximately $286 million over the $6.8 billion approved by the SCPSC in September 2015, bringing its total estimated gross construction cost of the project (including escalation and AFC) to approximately $7.1 billion.

The payment obligations under the EPC Contract are joint and several obligations of WEC and Stone & Webster, and in connection with the October 2015 Amendment, Toshiba Corporation, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations. Based on Toshiba's current credit ratings and pursuant to the terms of the EPC Contract, SCE&G has exercised its rights to demand a payment and performance bond from WEC. Such bond will be based on estimated billings and its aggregate nominal coverage will not exceed $100 million (or $55 million for SCE&G's 55% share). SCE&G and Santee Cooper are responsible for the cost of the bond. In addition, the EPC Contract provides that upon the request of

SCE&G, the Consortium must escrow certain intellectual property and software for SCE&G's benefit to enable completion of the New Units. SCE&G has made such a request to the Consortium.

In addition to the above, the October 2015 Amendment provided for an explicit definition of a Change in Law designed to reduce the likelihood of certain future commercial disputes, and the Consortium also acknowledged and agreed that the project scope includes providing New Units that meet the standards of the NRC approved Design Control Document Revision 19. The October 2015 Amendment also established a dispute resolution board process for certain commercial claims and disputes, including any dispute that might arise with respect to the development of the revised construction milestone payment schedule referred to above. The EPC Contract was also revised to eliminate the requirement or ability to bring suit before substantial completion of the project.

Finally, the October 2015 Amendment provides SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be subject to adjustment for amounts paid since June 30, 2015. Were this fixed price option to be exercised, the aggregate delay-related liquidated damages referred to in (iii) above would be capped at $338 million per unit (SCE&G’s 55% portion being approximately $186 million per unit), and the completion bonus referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit). The exercise of this fixed price option would result in SCE&G’s total estimated project costs increasing by approximately $774 million over the $6.8 billion approved by the SCPSC in September 2015, and would bring its total estimated gross construction cost (including escalation and AFC) of the project to approximately $7.6 billion.

Resolution of the disputes as described in (i) above, or in the case of the exercise of the fixed price option, would result in estimated project costs above the amounts approved by the SCPSC; however, the guaranteed substantial completion dates fall within the SCPSC approved 18-month contingency periods. SCE&G held an allowable ex parte communication briefing with the SCPSC on November 19, 2015 and, following an evaluation as to whether to exercise the fixed price option, expects to file a petition in 2016, as provided under the BLRA, for an update to the project’s estimated capital cost and milestone schedule which would incorporate the impact of the October 2015 Amendment.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes through both the informal and formal procedures and currently anticipates that any costs that arise through such dispute resolution processes (including those reflected in the October 2015 Amendment described above), as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost, including its cost of financing, of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the October 2015 Amendment, which has not been approved by the SCPSC, SCE&G’s currently projected cost would be approximately $750 million to $850 million for the additional 5% interest being acquired from Santee Cooper.

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

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation. SCE&G prepared and submitted an overall integration plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The final rule requires all new coal-fired power plants to meet a carbon emission rate of 1,400 pounds carbon dioxide per MWh and new natural gas units to meet 1,000 pounds carbon dioxide per MWh. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company is evaluating the final rule, but does not plan to construct new coal-fired units in the foreseeable future.

In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule also provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The rule gives states from one to three years to issue SIPs, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. It is expected that South Carolina will request a two-year extension (until September 2018). On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. The order of the Supreme Court has no immediate impact on SCE&G and GENCO or their generation operations. The Company is currently evaluating the rule and expects any costs incurred to comply with such rule to be recoverable through rates.

In July 2011, the EPA issued the CSAPR to reduce emissions of sulfur dioxide and nitrogen oxide from power plants in the eastern half of the United States. A series of court actions stayed this rule until October 23, 2014, when the Court of Appeals granted a motion to lift the stay. On December 3, 2014, the EPA published an interim final rule that aligns the dates in the CSAPR text with the revised court-ordered schedule, which delayed the implementation dates to 2015 for Phase 1 and to 2017 for Phase 2. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual sulfur dioxide emissions and annual or ozone season nitrogen oxide emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for sulfur dioxide and nitrogen oxide and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. On July 28, 2015, the Court of Appeals held that Phase 2 emissions budgets for certain states, including South Carolina, required reductions in emissions beyond the point necessary to achieve downwind attainment and were, therefore, invalid. The Court of Appeals remanded CSAPR, without vacating the rule, to the

EPA for further consideration. The opinion of the Court of Appeals has no immediate impact on SCE&G and GENCO or their generation operations. Air quality control installations that SCE&G and GENCO have already completed have positioned them to comply with the existing allowances set by the CSAPR. Any cost incurred to comply with CSAPR are expected to be recoverable through rates.

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

On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities under the MATS rule. SCE&G and GENCO have received a one year extension (until April 2016) to comply with MATS at Cope, McMeekin, Wateree and Williams Stations. These extensions will allow time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants that will enhance the control of certain MATS-regulated pollutants. On June 29, 2015, the U.S. Supreme Court ruled that the EPA unreasonably failed to consider costs in its decision to regulate, and remanded a case challenging the regulation on that basis to the Court of Appeals. The Court noted during remand that EPA has said that it is on track to issue a revised "appropriate and necessary" finding by April 15, 2016. The ruling, however, is not expected to have an impact on SCE&G or GENCO due to the aforementioned retirements and conversions. SCE&G and GENCO currently are in compliance with the MATS rule and expect to remain in compliance.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule became effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. The Company expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2015, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and has constructed a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $18.5 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At December 31, 2015, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34.8 million and are included in regulatory assets.

Claims and Litigation

The Company is subject to various claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on the Company’s results of operations, cash flows or financial condition.

Operating Lease Commitments

The Company is obligated under various operating leases for rail cars, vehicles, office space, furniture and equipment. Leases expire at various dates through 2051. Rent expense totaled approximately $11.1 million in 2015, $12.3 million in 2014 and $14.8 million in 2013. Future minimum rental payments under such leases will be $10 million in 2016, $7 million in 2017, $6 million in 2018, $6 million in 2019, $3 million in 2020 and $27 million thereafter.

Guarantees

SCANA issues guarantees on behalf of its consolidated subsidiaries to facilitate commercial transactions with third parties. These guarantees are in the form of performance guarantees, primarily for the purchase and transportation of natural gas, standby letters of credit issued by financial institutions and credit support for certain tax-exempt bond issues. SCANA is not required to recognize a liability for such guarantees unless it becomes probable that performance under the guarantees will be required. SCANA believes the likelihood that it would be required to perform or otherwise incur any losses associated with these guarantees is remote; therefore, no liability for these guarantees has been recognized. To the extent that a liability subject to a guarantee has been incurred, the liability is included in the consolidated financial statements.  At December 31, 2015, the maximum future payments (undiscounted) that SCANA could be required to make under guarantees totaled approximately $1.8 billion.

Asset Retirement Obligations

The Company recognizes a liability for the present value of an ARO when incurred if the liability can be reasonably estimated. Uncertainty about the timing or method of settlement of a conditional ARO is factored into the measurement of the liability when sufficient information exists, but such uncertainty is not a basis upon which to avoid liability recognition.

The legal obligations associated with the retirement of long-lived tangible assets that results from their acquisition, construction, development and normal operation relate primarily to the Company’s regulated utility operations.  As of December 31, 2015, the Company has recorded AROs of approximately $176 million for nuclear plant decommissioning (see Note 1) and AROs of approximately $344 million for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

Millions of dollars	2015	2014
Beginning balance	$563	$576
Liabilities incurred	—	3
Liabilities settled	(16)	(6)
Accretion expense	25	26
Revisions in estimated cash flows	(52)	(36)
Ending balance	$520	$563

In 2015, revisions in estimated cash flows primarily relate to changes in the expected timing of ARO settlements due to changes in the estimated useful lives of certain electric utility properties identified as part of a customary depreciation study. In 2014 such revisions primarily relate to lower estimates for certain environmental clean up obligations at generation facilities.

11.          AFFILIATED TRANSACTIONS

The Company received cash distributions from equity-method investees of $4.0 million in 2015, $7.8 million in 2014 and $10.4 million in 2013. The Company made investments in equity-method investees of $4.1 million in 2015, $5.7 million in 2014 and $5.2 million in 2013.

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method. SCE&G’s total purchases from this affiliate were $233.2 million in 2015, $260.3 million in 2014 and $134.2 million in 2013. SCE&G’s total sales to this affiliate were $232.0 million in 2015, $259.0 million in 2014 and $133.6 million in 2013. SCE&G’s payable to this affiliate was $12.9 million at December 31, 2015 and $27.9 million at December 31, 2014 SCE&G’s receivable from this affiliate was $12.8 million at December 31, 2015 and $27.8 million at December 31, 2014.

12.          SEGMENT OF BUSINESS INFORMATION

Reportable segments, which are described below, follow the same accounting policies as those described in Note 1 and reflect the effect of certain reclassifications described therein. The Company records intersegment sales and transfers of electricity and gas based on rates established by the appropriate regulatory authority. Nonregulated sales and transfers are recorded at current market prices.

Electric Operations primarily generates, transmits and distributes electricity, and is regulated by the SCPSC and FERC.

Gas Distribution, comprised of the local distribution operations of SCE&G and PSNC Energy, purchases and sells natural gas, primarily at retail. SCE&G and PSNC Energy are regulated by the SCPSC and the NCUC, respectively.

Retail Gas Marketing markets natural gas in Georgia and is regulated as a marketer by the GPSC. Energy Marketing markets natural gas to industrial and large commercial customers and municipalities in the Southeast.

All Other is comprised of the holding company and its other direct and indirect wholly-owned subsidiaries, which conduct nonregulated, energy-related operations. All Other also includes two additional subsidiaries prior to their sale in the first quarter of 2015 (see Note 13) and, in 2015, also includes within net income the holding company's gains on the sales of those businesses. None of these subsidiaries met the quantitative thresholds for determining reportable segments during any period reported.

Regulated reportable segments share a similar regulatory environment and, in some cases, overlapping service areas. However, Electric Operations’ product differs from the other segments, as does its generation process and method of distribution. Marketing segments differ from each other in their respective markets and customer type.

Management uses operating income to measure segment profitability for SCE&G and other regulated operations and evaluates utility plant, net, for segments attributable to SCE&G. As a result, the Company does not allocate interest charges, income tax expense or assets other than utility plant to its segments. For nonregulated operations, management uses net income as the measure of segment profitability and evaluates total assets for financial position. Interest income is not reported by segment and is not material. The Company’s deferred tax assets are netted with deferred tax liabilities for consolidated reporting purposes.

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

Adjustments to Interest Expense, Income Tax Expense, Expenditures for Assets and Deferred Tax Assets include primarily the totals from SCANA or SCE&G that are not allocated to the segments. Interest Expense is also adjusted to eliminate charges between affiliates. Adjustments to Depreciation and Amortization consist of non-reportable segment expenses, which are not included in the depreciation and amortization reported on a consolidated basis. Expenditures for Assets are adjusted for AFC and revisions to estimated cash flows related to AROs. Deferred Tax Assets are adjusted to net them against deferred tax liabilities on a consolidated basis.

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Retail Gas Marketing	Energy Marketing	All Other	Adjustments/ Eliminations	Consolidated Total
2015
External Revenue	$2,551	$810	$449	$569	$5	$(4)	$4,380
Intersegment Revenue	6	2	—	128	413	(549)	—
Operating Income	876	152	n/a	n/a	236	44	1,308
Interest Expense	17	23	1	—	1	276	318
Depreciation and Amortization	277	77	2	—	16	(14)	358
Income Tax Expense	9	32	12	6	1	333	393
Net Income	n/a	n/a	19	9	185	533	746
Segment Assets	10,883	2,606	106	95	998	2,458	17,146
Expenditures for Assets	1,087	203	—	2	15	(154)	1,153
Deferred Tax Assets	5	29	9	6	—	(49)	—

2014
External Revenue	$2,622	$1,012	$515	$786	$37	$(21)	$4,951
Intersegment Revenue	7	2	—	196	437	(642)	—
Operating Income	768	159	n/a	n/a	27	53	1,007
Interest Expense	19	22	1	—	5	265	312
Depreciation and Amortization	300	72	2	—	24	(14)	384
Income Tax Expense	7	33	16	3	12	177	248
Net Income (Loss)	n/a	n/a	26	5	(6)	513	538
Segment Assets	10,182	2,487	140	150	1,474	2,385	16,818
Expenditures for Assets	936	200	—	2	52	(98)	1,092
Deferred Tax Assets	11	29	11	9	15	(75)	—

2013
External Revenue	$2,423	$942	$465	$652	$40	$(27)	$4,495
Intersegment Revenue	6	1	—	167	416	(590)	—
Operating Income	679	153	n/a	n/a	27	51	910
Interest Expense	19	22	1	—	4	251	297
Depreciation and Amortization	297	70	3	—	26	(18)	378
Income Tax Expense	6	33	15	4	14	151	223
Net Income (Loss)	n/a	n/a	24	6	(2)	443	471
Segment Assets	9,488	2,340	172	133	1,378	1,616	15,127
Expenditures for Assets	907	140	—	1	31	27	1,106
Deferred Tax Assets	10	27	8	2	14	(61)	—

13.    DISPOSITIONS

In December 2014, SCANA entered into definitive agreements to sell CGT and SCI. CGT was an interstate natural gas pipeline regulated by FERC that transported natural gas in South Carolina and southeastern Georgia, and it was sold to Dominion Resources, Inc. SCI provided fiber optic communications and other services and built, managed and leased communications towers in several southeastern states, and it was sold to Spirit Communications. These sales closed in the first quarter of 2015. Proceeds from these sales, net of transaction costs, were approximately $647 million, and the pre-tax gain on the sales recognized during 2015 was approximately $341 million.

CGT and SCI operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. In addition, neither CGT nor SCI met accounting criteria for disclosure as a reportable segment. Accordingly, segment disclosures related to them are included within All Other in Note 12. As a result, the Company determined that the sales of CGT and SCI did not represent a strategic shift that had a major effect on its operations, and therefore, these sales did not meet the criteria for classification as discontinued operations.

The carrying values of the major classes of assets and liabilities classified as held for sale in the consolidated balance sheet as of December 31, 2014, were as follows:

Millions of dollars	CGT	SCI	Total
Assets Held for Sale
Utility Plant, Net	$288.4	—	$288.4
Nonutility Property and Investments, Net	0.6	$40.1	40.7
Current Assets	6.5	3.9	10.4
Deferred Debits and Other Assets	0.9	0.2	1.1
Total Assets Held for Sale	$296.4	$44.2	$340.6

Liabilities Held for Sale
Current Liabilities	$3.5	$2.2	$5.7
Deferred Credits and Other Liabilities	42.9	3.1	46.0
Total Liabilities Held for Sale	$46.4	$5.3	$51.7

14.          QUARTERLY FINANCIAL DATA (UNAUDITED)

Millions of dollars, except per share amounts	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2015
Total operating revenues	$1,389	$967	$1,068	$956	$4,380
Operating income	586	216	292	214	1,308
Net income	400	99	149	98	746
Earnings per share	2.80	.69	1.04	.69	5.22

2014
Total operating revenues	$1,590	$1,026	$1,121	$1,214	$4,951
Operating income	350	154	269	234	1,007
Net income	193	96	144	105	538
Earnings per share	1.37	.68	1.01	.73	3.79

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

Key Earnings Drivers and Outlook

During 2015, economic growth continued to improve in the southeast. In SCE&G’s service territory, companies announced plans during the year to invest over $1.6 billion, with the expectation of creating approximately 4,000 jobs. South Carolina's unemployment rate ended December 2015 at 5.5%, a drop of 1% over 2014, an improvement that takes on greater significance when considering that almost 80,000 more South Carolinians were employed at the end of 2015 over 2014. In addition, SCE&G's regulated businesses experienced positive customer growth year over year.

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

Electric Operations

SCE&G's electric operations primarily generates electricity and provides for its transmission, distribution and sale to approximately 698,000 customers (as of December 31, 2015) in portions of South Carolina in an area covering nearly 17,000 square miles. GENCO owns a coal-fired generating station and sells electricity solely to SCE&G. Fuel Company acquires, owns, provides financing for and sells at cost to SCE&G nuclear fuel, certain fossil fuels and emission and other environmental allowances.

Operating results are primarily driven by customer demand for electricity, rates allowed to be charged to customers and the ability to control costs. Demand for electricity is primarily affected by weather, customer growth and the economy.  SCE&G is able to recover the cost of fuel used in electric generation through retail customers’ bills, but increases in fuel costs affect electricity prices and, therefore, the competitive position of electricity against other energy sources.

Embedded in the rates charged to customers is an allowed regulatory return on equity. SCE&G’s allowed return on equity in 2015 was 10.25% for non-BLRA rate base and 11.0% for BLRA-related rate base. To prevent the need for a non-BLRA base rate increase during years of peak nuclear construction, SCE&G has a stated goal of earning a return on equity for non-BLRA rate base of 9% or higher. For the year ended December 31, 2015, SCE&G's earned return on equity related to non-BLRA rate base was approximately 9.75%.

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, has contracted with the Consortium for the design and construction of two 1,250 MW (1,117 MW, net) nuclear generation units, which SCE&G will jointly own with Santee Cooper. SCE&G's current ownership share in the New Units is 55%, and SCE&G has agreed to acquire an additional 5% ownership from Santee Cooper in increments beginning with the commercial operation date of Unit 2. The purchase of this additional 5% ownership is expected to be funded by increased cash flows resulting from tax deductibility of depreciation associated with the New Units when they enter commercial operation.

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. As of December 31, 2015, SCE&G’s investment in the New Units totaled $3.6 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

In September 2015, the SCPSC approved an updated BLRA milestone schedule and certain updated owner's costs and other capital costs, some of which were associated with schedule delays and other contested costs. Also in September 2015, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%, to be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016.

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding certain disputes, and the EPC Contract was amended. The October 2015 Amendment became effective on December 31, 2015, and among other things, it resolved by settlement and release substantially all outstanding disputes between SCE&G and the Consortium. The October 2015 Amendment also provides SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project after June 30, 2015, subject to certain exceptions.

On November 19, 2015, SCE&G held an allowable ex parte communication briefing with the SCPSC to describe SCE&G's settlement with the Consortium. During that briefing, the Company provided the following summary of key points related to the SCPSC's September 2015 order and the October 2015 Amendment.

	SCPSC Order #2015-661 September 2015	October 2015 Amendment	Fixed Price Option Under the October 2015 Amendment
Guaranteed Substantial Completion Dates	Unit 2 - June 2019 Unit 3 - June 2020	Unit 2 - August 2019 Unit 3 - August 2020
Capital Cost (SCE&G's 55% share)	$5.247 billion	$5.492 billion	$6.757 billion
Future Escalation to WEC*	$794 million	$813 million	$19 million
Total Expected Project Cost (SCE&G's 55% share)	$6.827 billion	$7.113 billion	$7.601 billion
Liquidated Damages	$155 million at 100%$86 million - SCE&G	$926 million at 100% $509 million - SCE&G	$676 million at 100% $372 million - SCE&G
Bonuses	Capacity Performance Related	Completion - Capacity Performance bonus removed
		$550 million at 100% $303 million - SCE&G	$300 million at 100% $165 million - SCE&G
Change in Law Language	Generally defined	Explicitly defined - Formal written adoption of a new statute, regulation, requirement, or code or new NRC regulatory requirement that did not exist as of this amendment

* The fixed price option, regardless of date of acceptance, would fix project costs and shift the risk of escalation (excluding escalation primarily on owner’s and transmission costs) to WEC as of June 30, 2015. Total gross escalation recorded as of June 30, 2015 is $386 million. Under the fixed price option, total gross escalation remaining on the project is estimated to be approximately $145 million.

Following an evaluation as to whether to exercise the fixed price option, SCE&G expects to file a petition, as provided under the BLRA, for an update to the project’s estimated capital cost schedule which would incorporate the impact of the October 2015 Amendment. Refer to the Exhibit Index for information on where a copy of the October 2015 Amendment is available publicly.

The information summarized above, as well as additional information on these and other related matters, is further discussed at Note 2 and Note 10 to the consolidated financial statements.

Environmental

EPA regulations have a significant impact on Consolidated SCE&G's electric operations. In 2015, several regulations were proposed or became final, including the following:

•
On June 29, 2015, the Supreme Court ruled that the EPA unreasonably failed to consider costs in its decision to regulate mercury and other specified air pollutants under the MATS rule, but did not vacate MATS. The EPA has indicated that it expects to issue a revised rule responsive to the issue raised by the Supreme Court by April 15, 2016. SCE&G and GENCO have received a one-year extension (until April 2016) to comply with MATS at certain of their generating stations. These extensions will allow time to convert one generating station to burn natural gas and to install additional pollution control devices at other generating stations. SCE&G and GENCO currently are in compliance with the MATS rule and expect to remain in compliance.

•
A revised standard for new power plants under the CAA was proposed on August 3, 2015, and requires all new fossil fuel-fired power plants to meet the carbon dioxide emissions profile of a combined cycle natural gas plant. This rule effectively prevents construction of new coal-fired plants without partial carbon capture and sequestration capabilities.

•
On August 3, 2015, the EPA issued its final rule under the Clean Power Plan that would regulate carbon dioxide emissions from existing units. This rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The rule gives states from one to three years to issue SIPs, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. It is expected that South Carolina will request a two-year extension (until September 2018). On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. The order of the Supreme Court has no immediate impact on SCE&G and GENCO or their generation operations. Any costs incurred to comply with such rule are expected to be recoverable through rates.

•
The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved in connection with the renewal (every five years) of state-issued NPDES permits. The ELG Rule became effective January 4, 2016. SCE&G and GENCO expect that wastewater treatment technology retrofits will be required at two generating stations and may be required at other facilities. The extent of the station-specific retrofits required and the related schedule for compliance will be determined in connection with each plant's NPDES permit renewal.

•
New federal regulations affecting the management and disposal of CCRs became effective in the fourth quarter of 2015. Under these regulations, CCRs will not be regulated as hazardous waste. These regulations do impose certain requirements on ash storage ponds at SCE&G's and GENCO's generating facilities. These regulations are not expected to have a material effect on SCE&G and GENCO because SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds.

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

Gas Distribution

The local distribution operations of SCE&G purchases, transports and sells natural gas to approximately 348,000 retail customers (as of December 31, 2015) in portions of South Carolina. Operating results for gas distribution are primarily influenced by customer demand for natural gas, rates allowed to be charged to customers and the ability to control costs. Embedded in the rates charged to customers is an allowed regulatory return on equity of 10.25%.

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

RESULTS OF OPERATIONS

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2015	Change	2014	Change	2013
Net income	$479.5	4.8%	$457.7	17.1%	$390.8

2015 vs 2014
Net income increased primarily due to higher electric margin, higher gas distribution margin and lower depreciation expense, partially offset by lower other income, higher operation and maintenance expense, higher property taxes, higher interest cost, and higher income taxes, as further described below.

2014 vs 2013
Net income increased primarily due to the effects of weather, customer growth and base rate increases under the BLRA. Higher electric and gas margins were partially offset by higher operation and maintenance expenses, higher depreciation expense, higher property taxes and higher interest expense, further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA):

Declaration Date	Dividend Amount	Quarter Ended	Payment Date
February 18, 2016	$74.2 million	March 31, 2016	April 1, 2016

February 20, 2015	$70.7 million	March 31, 2015	April 1, 2015
April 30, 2015	$69.7 million	June 30, 2015	July 1, 2015
July 30, 2015	$70.5 million	September 30, 2015	October 1, 2015
October 29, 2015	$74.5 million	December 31, 2015	January 1, 2016

February 20, 2014	$64.3 million	March 31, 2014	April 1, 2014
April 24, 2014	$64.4 million	June 30, 2014	July 1, 2014
July 31, 2014	$68.5 million	September 30, 2014	October 1, 2014
October 30, 2014	$74.4 million	December 31, 2014	January 1, 2015

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company. Electric operations sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014	Change	2013
Operating revenues	$2,557.1	(2.7)%	$2,629.4	8.2%	$2,430.5
Less: Fuel used in electric generation	660.6	(17.4)%	799.3	6.4%	751.0
Purchased power	52.1	(35.4)%	80.7	87.7%	43.0
Margin	1,844.4	5.4%	1,749.4	6.9%	1,636.5
Other operation and maintenance expenses	509.6	0.4%	507.5	3.6%	489.9
Depreciation and amortization	266.9	(7.8)%	289.5	0.4%	288.3
Other taxes	192.4	4.1%	184.8	3.2%	179.0
Operating Income	$875.5	14.1%	$767.6	13.0%	$679.3

2015 vs 2014

•
Margin increased due to downward adjustments of $69.0 million in 2014, compared to downward adjustments of $19.7 million in 2015, pursuant to orders of the SCPSC, related to fuel cost recovery and DSM Programs. These adjustments had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the late 2013 settlement of certain derivative interest rate contracts, lower depreciation expense upon the adoption and implementation of revised depreciation rates as a result of an updated depreciation study and the application, as a reduction to operation and maintenance expenses, of a portion of the storm damage reserve. Margin also increased due to base rate increases under the BLRA of $65.7 million and residential and commercial customer growth of $21.4 million. These increases were partially offset by $25.6 million due to the effects of weather, lower industrial margins of $14.6 million primarily due to variable price contracts, and lower collections under the rate rider for pension costs of $3.0 million. See Note 2 to the consolidated financial statements.

•
Operations and maintenance expenses increased due to the application of $5.0 million in 2014 of the storm damage reserve to offset downward revenue adjustments related to DSM Programs and the amortization of $3.7 million of DSM Programs cost. These increases were partially offset by lower labor costs of $2.0 million primarily due to lower pension cost recognition as a result of lower rate rider collections.

•
Depreciation and amortization decreased by $28.7 million in 2015 due to the implementation of the above mentioned revised depreciation rates, $14.5 million of which was offset by downward revenue adjustments. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

2014 vs 2013

•
Electric margin increased due to the effects of weather of $43.5 million, base rate increases under the BLRA of $54.1 million and customer growth of $14.7 million. These margin increases were partially offset by downward adjustments of $69.0 million in 2014, compared to downward adjustments of $50.1 million in 2013, pursuant to SCPSC orders related to fuel cost recovery, the reversal of undercollected amounts related to SCE&G's eWNA program (the eWNA was discontinued effective with the first billing cycle of 2014) and DSM Programs. Such adjustments are fully offset by the recognition within other income of gains realized upon the late 2013 settlement of certain derivative interest rate contracts and the application, as a reduction to operation and maintenance expenses, of a portion of the storm damage reserve, both of which had been deferred in regulatory accounts. See Note 2 to the consolidated financial statements.

•
Operations and maintenance expenses increased due to nonlabor operating expenses of $8.9 million, DSM Programs cost amortization of $2.1 million, higher labor expense of $1.1 million which includes incentive compensation and lower pension cost recognition, storm expenses of $1.1 million and other general expenses of $1.9 million.

•	Depreciation and amortization increased due to net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric margin above, by class, were as follows:

Classification	2015	Change	2014	Change	2013
Residential	7,978	(2.2)%	8,156	7.7	7,571
Commercial	7,386	0.2%	7,371	2.3%	7,205
Industrial	6,201	(0.5)%	6,234	3.9%	6,000
Other	595	(0.8)%	600	3.3%	581
Total retail sales	22,160	(0.9)%	22,361	4.7%	21,357
Wholesale	942	(1.7)%	958	0.3%	955
Total	23,102	(0.9)%	23,319	4.5%	22,312

2015 vs 2014
Retail sales volumes decreased primarily due to the effects of weather, partially offset by customer growth.

2014 vs 2013
Retail sales volumes increased primarily due to the effects of weather and customer growth.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G. Gas distribution sales margin (including transactions with affiliates) was as follows:

Millions of dollars	2015	Change	2014	Change	2013
Operating revenues	$372.7	(19.4)%	$462.2	11.5%	$414.4
Less: Gas purchased for resale	192.5	(32.0)%	283.1	16.0%	244.1
Margin	180.2	0.6%	179.1	5.2%	170.3
Other operation and maintenance expenses	69.8	3.1%	67.7	1.7%	66.6
Depreciation and amortization	26.8	4.3%	25.7	2.4%	25.1
Other taxes	24.9	7.8%	23.1	9.0%	21.2
Operating Income	$58.7	(6.2)%	$62.6	9.1%	$57.4

2015 vs 2014

•
Margin increased by $4.3 million due to customer growth partially offset by a decrease of $3.1 million due to a SCPSC-approved decrease in base rates under the RSA which became effective in November 2014.

•	Operation and maintenance expenses increased due to higher labor costs of $1.1 million, primarily due to incentive compensation.

•	Depreciation and amortization increased due to net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

2014 vs 2013

•	Margin increased primarily due to residential and commercial customer growth of $4.0 million and increased average usage of $2.5 million.

•	Operations and maintenance expense increased $1.3 million due to labor.

•	Depreciation and amortization increased due to net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) by class, including transportation gas, were as follows:

Classification (in thousands)	2015	Change	2014	Change	2013
Residential	12,086	(19.0)%	14,917	19.2%	12,515
Commercial	12,580	(9.7)%	13,936	9.0%	12,786
Industrial	17,901	(2.2)%	18,307	(10.3)%	20,411
Transportation gas	4,781	11.5%	4,286	(10.7)%	4,801
Total	47,348	(8.0)%	51,446	1.8%	50,513

2015 vs 2014
Residential and commercial firm sales volumes decreased due to the effects of weather and lower average use. These decreases were partially offset by customer growth. Commercial and industrial interruptible volumes decreased due to a shift to transportation service from system supply and the impact of curtailments. Transportation volumes increased due to customers shifting to transportation only service.

2014 vs 2013
Residential and commercial sales volumes increased primarily due to the effects of weather and customer growth. Industrial sales volumes decreased due to weather related curtailments and a customer switching to an alternative fuel source. Transportation sales volumes decreased due to weather related curtailments.

Other Operating Expenses

Other operating expenses (including transactions with affiliates) were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Other operation and maintenance	$579.4	0.7%	$575.2	3.4%	$556.5
Depreciation and amortization	293.7	(6.8)%	315.2	0.6%	313.4
Other taxes	217.3	4.5%	207.9	3.8%	200.2

Changes in other operating expenses are addressed in the electric operations and gas distribution segments.

Net Periodic Benefit Cost

     Net periodic benefit cost was recorded on Consolidated SCE&G's income statements and balance sheets as follows:

Millions of dollars	2015	Change	2014	Change	2013
Income Statement Impact:
Employee benefit costs	$2.8	(30.0)%	$4.0	(63.6)%	$11.0
Other expense	0.2	100.0%	0.1	(83.3)%	0.6
Balance Sheet Impact:
Increase in capital expenditures	3.4	*	0.3	(95.3)%	6.4
Component of amount receivable from Summer Station co-owner	1.5	*	0.1	(96.0)%	2.5
Increase (decrease) in regulatory assets	6.2	*	(3.2)	*	5.5
Net periodic benefit cost	$14.1	*	$1.3	(96.0)%	$26.0
* Greater than 100%

Pursuant to regulatory orders, SCE&G recovers current pension expense through a rate rider (for retail electric operations) and through cost of service rates (for gas operations), and amortizes pension costs previously deferred in regulatory assets as further described in Note 2 and Note 8 to the consolidated financial statements. Amounts amortized were as follows:

Millions of dollars	2015	2014	2013
Retail electric operations	$2.0	$2.0	$2.0
Gas operations	1.0	1.0	0.2

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. Components of other income (expense) were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Other income	$31.1	(61.0)%	$79.8	51.4%	$52.7
Other expense	(31.1)	(8.0)%	(33.8)	93.1%	(17.5)
AFC - equity funds	24.8	(10.5)%	27.7	10.4%	25.1

2015 vs 2014
Other income decreased due primarily to the recognition of $64.0 million of gains in 2014, compared to $5.2 million in 2015, realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to the SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). AFC decreased due to lower AFC rates.

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

Interest Expense

     Components of interest expense, net of the debt component of AFC, were as follows:

Millions of dollars	2015	Change	2014	Change	2013
Interest on long-term debt, net	$236.0	8.5%	$217.6	5.2%	$206.8
Other interest expense	12.1	16.3%	10.4	(1.0)%	10.5
Total	$248.1	8.8%	$228.0	4.9%	$217.3

Interest on long-term debt increased in each year primarily due to increased long-term borrowings.

Income Taxes

Income tax expense increased each year primarily due to increases in income before taxes.

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

Rating agencies consider qualitative and quantitative factors when assessing Consolidated SCE&G's credit ratings, including regulatory environment, capital structure and the ability to meet liquidity requirements. Changes in the regulatory environment or deterioration of Consolidated SCE&G's commonly monitored financial credit metrics could adversely affect Consolidated SCE&G's debt ratings. This could cause Consolidated SCE&G to pay higher interest rates on its long- and short-term indebtedness, and could limit Consolidated SCE&G's access to capital markets and liquidity.

Cash outlays for property additions and construction expenditures, including nuclear fuel, were $1.0 billion in 2015. Consolidated SCE&G’s current estimates of its capital expenditures for construction and nuclear fuel for the next three years, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2016	2017	2018
Consolidated SCE&G - Normal
Generation	$88	$130	$91
Transmission & Distribution	192	163	187
Other	12	9	15
Gas	61	63	60
Common	3	2	4
Total Consolidated SCE&G - Normal	356	367	357
New Nuclear (including transmission)	1,166	1,013	677
Cash Requirements for Construction	1,522	1,380	1,034
Nuclear Fuel	122	80	89
Total Estimated Capital Expenditures	$1,644	$1,460	$1,123

Consolidated SCE&G’s contractual cash obligations as of December 31, 2015 are summarized as follows:

Contractual Cash Obligations	Payments due by period
Millions of dollars	Total	Less than 1 year	1 - 3 years	4 - 5 years	More than 5 years
Long-term and short-term debt including interest	$10,850	$777	$1,425	$454	$8,194
Capital leases	16	4	9	1	2
Operating leases	26	4	4	1	17
Purchase obligations	3,468	1,735	1,621	112	—
Other commercial commitments	2,725	450	825	700	750
Total	$17,085	$2,970	$3,884	$1,268	$8,963

Included in the table above in purchase obligations is SCE&G’s portion of a contractual agreement for the design and construction of the New Units at Summer Station. SCE&G expects to be a joint owner and share operating costs and generation output of the New Units, with SCE&G currently responsible for 55 percent. SCE&G estimates it will cost $750 million to $850 million to acquire an additional 5% ownership in the New Units and has included $750 million for this purpose in other commercial commitments. See also New Nuclear Construction in Note 10 to the consolidated financial statements.

Purchase obligations includes customary purchase orders under which SCE&G has the option to utilize certain vendors without the obligation to do so. SCE&G may terminate such arrangements without penalty.

Other commercial commitments includes estimated obligations for coal and nuclear fuel purchases. SCE&G also has a legal obligation associated with the decommissioning and dismantling of Summer Station Unit 1 and other conditional AROs that are not listed in the contractual cash obligations above. See Notes 1 and 10 to the consolidated financial statements.

Consolidated SCE&G is party to certain interest rate derivative contracts for which unfavorable market movements above certain thresholds are funded in cash. Certain of these interest rate derivative contracts are accounted for as cash flow hedges, and others are not designated as cash flow hedges but are accounted for pursuant to regulatory orders. See further discussion at ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK and Note 6 to the consolidated financial statements. At December 31, 2015, Consolidated SCE&G had posted $13 million in cash collateral related to interest rate derivative contracts.

In connection with the effectiveness of the October 2015 Amendment, SCE&G accrued within accounts payable $250 million (SCE&G's 55% share is $137.5 million) as of December 31, 2015 for the settlement and release of substantially all outstanding disputes between SCE&G and the Consortium. These amounts are not included in capital expenditures and contractual cash obligations above. See Note 10 to the consolidated financial statements.

Consolidated SCE&G has a legal obligation associated with the decommissioning and dismantling of Summer Station Unit 1 and other conditional AROs that are not listed in contractual cash obligations above. See Notes 1 and 10 to the consolidated financial statements. In addition Consolidated SCE&G has recorded liabilities for certain unrecognized tax benefits that are not included in contractual cash obligations. See Note 5 to the consolidated financial statements.

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

In December 2015, the Consolidated SCE&G's existing five-year committed LOCs were amended and extended by one year. At December 31, 2015 SCE&G and Fuel Company were parties to five-year credit agreements in the amounts of $1.2 billion, (of which $500 million relates to Fuel Company) which expire in December 2020. In addition, at December 31, 2015 SCE&G was party to a three-year credit agreement in the amount of $200 million which expires in December 2018. These credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. For a list of banks providing credit support and other information, see Note 4 to the consolidated financial statements.
As of December 31, 2015, Consolidated SCE&G had no outstanding borrowings under its $1.4 billion facilities, had approximately $420 million in commercial paper borrowings outstanding, was obligated under $.3 million in LOC-supported letters of credit, and had approximately $130 million in cash and temporary investments. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing for repayment of the outstanding balance on its draws, while maintaining appropriate levels of liquidity. Average short-term borrowings outstanding during 2015 were approximately $422 million. Short-term cash needs were met primarily through the issuance of commercial paper.

At December 31, 2015, Consolidated SCE&G’s long-term debt portfolio has a weighted average maturity of approximately 23 years and bears an average cost of 5.8%. Substantially all of Consolidated SCE&G's long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G’s Restated Articles of Incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock, all of which is beneficially owned by SCANA.

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At December 31, 2015, approximately $72.4 million of retained earnings were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2015, the Bond Ratio was 5.17.

Financing Activities

During 2015, net cash inflows related to financing activities totaled approximately $54 million, primarily associated with the issuance of long-term debt and contributions from parent, partially offset by repayment of short- and long-term debt and payment of dividends.

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

Investing Activities

To settle interest rate derivative contracts, SCE&G paid approximately $253 million, net, in 2015, approximately $95 million in 2014 and approximately $6 million, net, through the third quarter of 2013. During the fourth quarter of 2013, SCE&G received approximately $120 million upon the settlement of interest rate derivatives.

For additional information, see Note 4 to the consolidated financial statements.

Major tax incentives included within federal legislation resulted in the allowance of bonus depreciation for property placed in service in 2008 through 2015. These incentives, along with certain other deductions, have had a positive impact on the cash flows of Consolidated SCE&G. Bonus depreciation will also be significant for 2016 through 2019 under recent law.

Ratios of earnings to fixed charges for each of the five years ended December 31, 2015, were as follows:

December 31,	2015	2014	2013	2012	2011
SCE&G	3.69	3.77	3.48	3.29	3.13

NEW NUCLEAR CONSTRUCTION MATTERS

For a discussion of developments related to new nuclear construction, see Note 2 and Note 10 to the consolidated financial statements.

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

For the three years ended December 31, 2015, Consolidated SCE&G's capital expenditures for environmental control equipment at its fossil fuel generating stations totaled $41.4 million. During this same period, Consolidated SCE&G expended approximately $38.5 million for the construction and retirement of landfills and ash ponds, net of disposal proceeds. In addition, Consolidated SCE&G made expenditures to operate and maintain environmental control equipment at its fossil plants of $8.7 million in 2015, $9.1 million in 2014 and $9.2 million in 2013, which are included in other operation and maintenance expense, and made expenditures to handle waste ash, net of disposal proceeds, of $1.3 million in 2015, $1.6 million in 2014 and $3.2 million in 2013, which are included in fuel used in electric generation. In addition, included within other operation and maintenance expense is an annual amortization of $1.4 million in each of 2015, 2014 and 2013 related to SCE&G's recovery of MGP remediation costs as approved by the SCPSC. It is not possible to estimate all future costs related to environmental matters, but forecasts for capitalized environmental expenditures for Consolidated SCE&G are $15.3 million for 2016 and $88.9 million for the four-year period 2017-2020. These expenditures are included in Consolidated SCE&G's Estimated Capital Expenditures table, are discussed in Liquidity and Capital Resources, and include known costs related to the matters discussed below.

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

Physical effects associated with climate changes could include changes in weather patterns, such as storm frequency and intensity, and any resultant damage to Consolidated SCE&G's electric system, as well as impacts on employees and customers and on Consolidated SCE&G's supply chain and many others. Much of the service territory of SCE&G is subject to the damaging effects of Atlantic and Gulf coast hurricanes and also to the damaging impact of winter ice storms. To help mitigate the financial risks arising from these potential occurrences, SCE&G maintains insurance on certain properties. As part of its ongoing operations, SCE&G maintains emergency response and storm preparation plans and teams who receive ongoing training and related simulations, all in order to allow Consolidated SCE&G to protect its assets and to return its systems to normal reliable operation in a timely fashion following any such event.

Environmental commitments and contingencies are further described in Note 10 to the consolidated financial statements.

REGULATORY MATTERS

SCE&G, GENCO and Fuel Company are subject to the regulatory jurisdiction of the following entities for the matters noted.

Company	Regulatory Jurisdiction/Matters
SCE&G, GENCO and Fuel Company
The CFTC, under Dodd-Frank, concerning recordkeeping, reporting, and other related regulations associated with swaps, options, forward contracts, and trade options, to the extent SCE&G, GENCO and Fuel Company engage in any such activities.

SCE&G
The SEC as to the issuance of certain securities and other matters; the SCPSC as to retail electric and gas rates, service, accounting, issuance of securities (other than short-term borrowings) and other matters; the FERC as to issuance of short-term borrowings, guarantees of short-term indebtedness, certain acquisitions, wholesale electric power and transmission rates and services, and other matters; the PHMSA and the DOT as to federal pipeline safety requirements for gas distribution pipeline systems and natural gas transmission systems, respectively; and the NRC with respect to the ownership, construction, operation and decommissioning of its currently operated and planned nuclear generating facilities. NRC jurisdiction encompasses broad supervisory and regulatory powers over the construction and operation of nuclear reactors, including matters of health and safety and environmental impact. In addition, the Federal Emergency Management Agency reviews, in conjunction with the NRC, certain aspects of emergency planning relating to the operation of nuclear plants.

SCE&G and GENCO
The FERC and DOE, under the Federal Power Act, as to the transmission of electric energy in interstate commerce, the wholesale sale of electric energy, the licensing of hydroelectric projects and certain other matters, including accounting.

GENCO
The SCPSC as to the issuance of securities (other than short-term borrowings) and the FERC as to the issuance of short-term borrowings, the wholesale sale of electric energy, accounting, certain acquisitions and other matters.

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

SCE&G’s electric transmission system is subject to NERC, which develops and enforces reliability standards for the bulk power systems throughout North America. NERC is subject to oversight by FERC.

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

Accounting for Rate Regulated Operations

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

Consolidated SCE&G’s generation assets would be exposed to considerable financial risks in a deregulated electric market. If market prices for electric generation do not produce adequate revenue streams and the enabling legislation or regulatory actions do not provide for recovery of the resulting stranded costs, Consolidated SCE&G could be required to write down its investment in those assets. Consolidated SCE&G cannot predict whether any write-downs would be necessary and, if they were, the extent to which they would affect Consolidated SCE&G’s results of operations in the period in which they would be recorded. As of December 31, 2015, Consolidated SCE&G’s net investments in fossil/hydro and nuclear generation assets were $2.3 billion and $4.1 billion, respectively.

In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, Consolidated SCE&G could also be required to write off its regulatory assets and liabilities. Such an event could have a material effect on Consolidated SCE&G's results of operations, liquidity or financial position in the period the write-off would be recorded.

Revenue Recognition and Unbilled Revenues

Revenues related to the sale of energy are recorded when service is rendered or when energy is delivered to customers. Because customers are billed on cycles which vary based on the timing of the actual reading of their electric and gas meters, SCE&G records estimates for unbilled revenues at the end of each reporting period. Such unbilled revenue amounts reflect estimates of the amount of energy delivered to customers for which they have not yet been billed. Such unbilled revenues reflect consideration of estimated usage by customer class, the effects of different rate schedules and, where applicable, the impact of weather normalization provisions of rate structures. The accrual of unbilled revenues in this manner properly matches revenues and related costs. As of December 31, 2015 and 2014, accounts receivable included unbilled revenues of $101.5 million and $115.8 million, respectively, compared to total revenues of $2.9 billion and $3.1 billion for the years 2015 and 2014, respectively.

Nuclear Decommissioning

Accounting for decommissioning costs for nuclear power plants involves significant estimates related to costs to be incurred many years into the future. Among the factors that could change SCE&G’s accounting estimates related to decommissioning costs are changes in technology, changes in regulatory and environmental remediation requirements, and changes in financial assumptions such as discount rates and the estimated timing of cash flows. Changes in any of these estimates could significantly impact SCE&G’s financial position and cash flows (although changes in such estimates should be earnings-neutral, because these costs are expected to be collected from ratepayers).

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

Asset Retirement Obligations

Consolidated SCE&G accrues for the legal obligation associated with the retirement of long-lived tangible assets that result from the acquisition, construction, development and normal operation in accordance with applicable accounting guidance. Consolidated SCE&G recognizes obligations at present value in the period in which they are incurred, and capitalizes associated asset retirement costs as part of the carrying amount of the related long-lived assets. Because such obligations relate primarily to Consolidated SCE&G’s utility operations, their recognition has no significant impact on results of operations. As of December 31, 2015, Consolidated SCE&G has recorded AROs of $176 million for nuclear plant decommissioning (as discussed above) and AROs of $312 million for other conditional obligations related to generation, transmission and distribution properties, including gas pipelines. All of the amounts are based upon estimates which are subject to varying degrees of imprecision, particularly since payments in settlement of such obligations may be made many years in the future. Changes in these estimates will be recorded over time; however, these changes in estimates are not expected to materially impact results of operations so long as the regulatory framework for utilities remains in place.

Accounting for Pensions and Other Postretirement Benefits

SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers substantially all regular, full-time employees. SCANA recognizes the funded status of its defined benefit pension plan as an asset or liability and changes in funded status as a component of net periodic benefit cost or other comprehensive income, net of tax, or as a regulatory asset as required by accounting guidance. Accounting guidance requires the use of several assumptions that impact pension cost, of which the discount rate and the expected return on assets are the most sensitive. SCANA's net pension cost of $18.0 million ($14.2 million attributable to SCE&G) recorded in 2015 reflects the use of a 4.20% discount rate derived using a cash flow matching technique, and an assumed 7.50% long-term rate of return on plan assets. SCANA believes that these assumptions and the resulting pension cost amount were reasonable. For purposes of comparison, a 25 basis point reduction in the discount rate in 2015 would have increased SCANA’s pension cost by $1.9 million and increased the pension obligation by $26.8 million. Further, had the assumed long-term rate of return on assets been 7.25%, SCANA’s pension cost for 2015 would have increased by $2.1 million.

The following information with respect to pension assets (and returns thereon) should also be noted.

SCANA determines the fair value of the majority of its pension assets utilizing market quotes or derives them from modeling techniques that incorporate market data. Less than 10% of assets are valued using less transparent Level 3 methods.

In developing the expected long-term rate of return assumptions, SCANA evaluates historical performance, targeted allocation amounts and expected payment terms. As of the beginning of 2015, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 6.0%, 5.4%, 8.7% and 8.8%, respectively. The 2015 expected long-term rate of return of 7.50% was based on a target asset allocation of 58% with equity managers, 33% with fixed income managers and 9% with hedge fund managers. SCANA regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. As of the beginning of 2016, the plan’s historical 10, 15, 20 and 25 year cumulative performance showed actual returns of 5.3%, 4.6%, 7.2% and 8.7%, respectively. For 2016, the expected rate of return is 7.50%.

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

In addition to pension benefits, SCE&G participates in SCANA’s unfunded postretirement health care and life insurance programs which provide benefits to certain active and retired employees. SCANA accounts for the cost of the postretirement medical and life insurance benefit plan in a similar manner to that used for its defined benefit pension plan. This plan is unfunded, so no assumptions related to rate of return on assets impact the net expense recorded; however, the selection of discount rates can significantly impact the actuarial determination of net expense. SCANA used a discount rate of 4.30%, derived using a cash flow matching technique, and recorded a net cost to SCE&G of $15.8 million for 2015. Had the selected discount rate been 4.05% (25 basis points lower than the discount rate referenced above), the expense for 2015 would have been $0.6 million higher and increased the obligation by $9.5 million. Because the plan provisions include “caps” on company per capita costs, and because employees hired after December 31, 2010 are responsible for the full cost of retiree medical benefits elected by them, healthcare cost inflation rate assumptions do not materially impact the net expense recorded.

OTHER MATTERS

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

December 31, 2015	Expected Maturity Date
Millions of dollars	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	110.4	10.1	719.8	9.1	8.3	3,873.0	4,730.7	5,095.0
Average Fixed Interest Rate (%)	1.13	4.50	6.02	4.73	4.94	5.71	5.64	—
Variable Rate ($)	—	—	—	—	—	67.8	67.8	63.7
Average Variable Interest Rate (%)	—	—	—	—	—	0.03	0.03	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	650.0	550.0	—	—	—	71.4	1,271.4	(49.8)
Average Pay Interest Rate (%)	2.87	2.88	—	—	—	3.28	2.90	—
Average Receive Interest Rate (%)	0.61	0.61	—	—	—	0.01	0.58	—

December 31, 2014	Expected Maturity Date
Millions of dollars	2015	2016	2017	2018	2019	Thereafter	Total	Fair Value
Long-Term Debt:
Fixed Rate ($)	9.9	109.4	9.0	718.6	8.1	3,379.7	4,234.8	4,999.8
Average Fixed Interest Rate (%)	4.54	1.11	4.73	5.95	4.97	5.29	5.29	—
Variable Rate ($)	—	—	—	—	—	67.8	67.8	65.2
Average Variable Interest Rate (%)	—	—	—	—	—	0.04	0.04	—
Interest Rate Swaps:
Pay Fixed/Receive Variable ($)	950.0	100.0	—	—	—	67.8	1,117.8	(233.0)
Average Pay Interest Rate (%)	3.83	3.63	—	—	—	3.28	3.78	—
Average Receive Interest Rate (%)	0.26	0.26	—	—	—	0.04	0.24	—

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
Cayce, South Carolina

We have audited the accompanying consolidated balance sheets of South Carolina Electric & Gas Company and affiliates (the "Company") as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and changes in equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in Part IV at Item 15. These financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 2016

South Carolina Electric & Gas Company and Affiliates
Consolidated Balance Sheets

December 31, (Millions of dollars)	2015	2014
Assets
Utility Plant In Service	$11,153	$10,650
Accumulated Depreciation and Amortization	(3,869)	(3,667)
Construction Work in Progress	3,997	3,302
Plant to be Retired, Net	—	169
Nuclear Fuel, Net of Accumulated Amortization	308	329
Utility Plant, Net ($700 and $675 related to VIEs)	11,589	10,783
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	68	67
Assets held in trust, net-nuclear decommissioning	115	113
Other investments	1	2
Nonutility Property and Investments, Net	184	182
Current Assets:
Cash and cash equivalents	130	100
Receivables:
Customer, net of allowance for uncollectible accounts of $3 and $4	324	413
Affiliated companies	22	109
Other	202	111
Inventories:
Fuel	98	131
Materials and supplies	136	129
Prepayments	92	154
Other current assets	15	99
Total Current Assets ($88 and $158 related to VIEs)	1,019	1,246
Deferred Debits and Other Assets:
Pension asset	—	10
Regulatory assets	1,857	1,745
Other	116	112
Total Deferred Debits and Other Assets ($53 and $50 related to VIEs)	1,973	1,867
Total	$14,765	$14,078

See Notes to Consolidated Financial Statements.

December 31, (Millions of dollars)	2015	2014
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding for all periods presented	$2,760	$2,560
Retained Earnings	2,265	2,077
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,022	4,634
Noncontrolling interest	129	123
Total Equity	5,151	4,757
Long-Term Debt, net	4,659	4,270
Total Capitalization	9,810	9,027
Current Liabilities:
Short-term borrowings	420	709
Current portion of long-term debt	110	10
Accounts payable	469	294
Affiliated payables	113	180
Customer deposits and customer prepayments	93	61
Taxes accrued	299	170
Interest accrued	66	64
Dividends declared	75	74
Derivative financial instruments	34	208
Other	61	71
Total Current Liabilities	1,740	1,841
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,732	1,724
Asset retirement obligations	488	536
Pension and postretirement benefits	186	195
Regulatory liabilities	635	610
Other	157	122
Other -affiliate	17	23
Total Deferred Credits and Other Liabilities	3,215	3,210
Commitments and Contingencies (Note 10)	—	—
Total	$14,765	$14,078

See Notes to Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Consolidated Statements of Income

For the Years Ended December 31, (Millions of dollars)	2015	2014	2013
Operating Revenues:
Electric	$2,557	$2,629	$2,431
Gas	373	462	414
Total Operating Revenues	2,930	3,091	2,845
Operating Expenses:
Fuel used in electric generation	661	799	751
Purchased power	52	81	43
Gas purchased for resale	193	283	244
Other operation and maintenance	579	575	557
Depreciation and amortization	294	315	313
Other taxes	217	208	200
Total Operating Expenses	1,996	2,261	2,108
Operating Income	934	830	737
Other Income (Expense):
Other income	31	80	53
Other expenses	(31)	(34)	(18)
Interest charges, net of allowance for borrowed funds used during construction of $14, $14 and $13	(248)	(228)	(217)
Allowance for equity funds used during construction	25	28	25
Total Other Expense	(223)	(154)	(157)
Income Before Income Tax Expense	711	676	580
Income Tax Expense	231	218	189
Net Income	480	458	391
Less Net Income Attributable to Noncontrolling Interest	14	12	11
Earnings Available to Common Shareholder	$466	$446	$380

Dividends Declared on Common Stock	$285	$272	$257

See Notes to Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
 Consolidated Statements of Comprehensive Income

Years Ended December 31, (Millions of dollars)	2015	2014	2013
Net Income	$480	$458	$391
Other Comprehensive Income (Loss), net of tax:
Deferred costs of employee benefit plans, net of tax $-, $- and $-	—	—	1
Amortization of deferred employee benefit plan costs reclassified to net income, net of tax $-, $- and $-	—	—	—
Other Comprehensive Income (Loss)	—	—	1
Total Comprehensive Income	480	458	392
Less comprehensive income attributable to noncontrolling interest	(14)	(12)	(11)
Comprehensive income available to common shareholder	$466	$446	$381

See Notes to Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Consolidated Statements of Cash Flows

For the Years Ended December 31, (Millions of dollars)	2015	2014	2013
Cash Flows From Operating Activities:
Net income	$480	$458	$391
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	4	5	3
Deferred income taxes, net	8	187	29
Depreciation and amortization	294	318	315
Amortization of nuclear fuel	46	45	57
Allowance for equity funds used during construction	(25)	(28)	(25)
Carrying cost recovery	(12)	(9)	(3)
Changes in certain assets and liabilities:
Receivables	85	51	(53)
Receivables - affiliate	16	(90)	17
Inventories	(24)	(52)	35
Prepayments	70	(89)	8
Regulatory assets	150	(350)	83
Other regulatory liabilities	1	(132)	54
Accounts payable	11	(49)	12
Accounts payable - affiliate	(17)	63	(7)
Taxes accrued	129	(53)	72
Pension and other postretirement benefits	(5)	106	(186)
Derivative financial instruments	(174)	207	(65)
Other assets	38	12	27
Other liabilities	9	50	146
Other liabilities - affiliate	(6)	(9)	(58)
Net Cash Provided From Operating Activities	1,078	641	852
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,008)	(934)	(1,003)
Proceeds from investments and sales of assets (including derivative collateral returned)	975	275	144
Purchase of investments (including derivative collateral posted)	(887)	(381)	(116)
Payments upon interest rate derivative contract settlement	(263)	(95)	(49)
Proceeds from interest rate derivative contract settlement	10	—	163
Proceeds from investment in affiliate	71	—	—
Investment in affiliate	—	(80)	—
Net Cash Used For Investing Activities	(1,102)	(1,215)	(861)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	491	294	451
Repayment of long-term debt	(11)	(48)	(251)
Dividends	(285)	(260)	(241)
Short-term borrowings, net	(289)	458	(198)
Short-term borrowings-affiliate, net	(50)	56	(22)
Contribution from parent	204	89	314
Return of capital to parent	(4)	(7)	(3)
Deferred financing costs	(2)	—	—
Net Cash Provided From Financing Activities	54	582	50
Net Increase in Cash and Cash Equivalents	30	8	41
Cash and Cash Equivalents, January 1	100	92	51
Cash and Cash Equivalents, December 31	$130	$100	$92
Supplemental Cash Flow Information:
Cash paid for—Interest (net of capitalized interest of $14, $14 and $13)	$228	$210	$200
—Income taxes paid	89	177	92
—Income taxes received	84	—	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	230	151	100
Capital lease	6	5	4
Nuclear fuel purchase	—	—	98

See Notes to Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Consolidated Statements of Changes in Equity

	Common Stock
Millions	Shares	Amount	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non-controlling Interest	Total Equity
Balance at January 1, 2013	40	$2,167	$1,766	$(4)	$114	$4,043
Earnings available for common shareholder			380		11	391
Deferred cost of employee benefit plans, net of tax $-				1		1
Total Comprehensive Income (Loss)			380	1	11	392
Capital contributions from (returned to) parent		312			(1)	311
Cash dividends declared			(250)		(7)	(257)
Balance at December 31, 2013	40	2,479	1,896	(3)	117	4,489
Earnings Available for Common Shareholder			446		12	458
Deferred Cost of Employee Benefit Plans, net of tax $-				—		—
Total Comprehensive Income (Loss)			446	—	12	458
Capital contributions from parent		81			1	82
Cash dividends declared			(265)		(7)	(272)
Balance at December 31, 2014	40	2,560	2,077	(3)	123	4,757
Earnings Available for Common Shareholder			466		14	480
Deferred Cost of Employee Benefit Plans, net of tax $-				—		—
Total Comprehensive Income			466	—	14	480
Capital contributions from parent		200			—	200
Cash dividends declared			(278)		(8)	(286)
Balance at December 31, 2015	40	$2,760	$2,265	$(3)	$129	$5,151

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

GENCO owns a coal-fired electric generating station with a 605 megawatt net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $491 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 4.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

In April 2015, the FASB issued accounting guidance intended to simplify the presentation of debt issuance costs by requiring that such costs be deducted from carrying amounts related to debt when presented in the balance sheet. As permitted, Consolidated SCE&G adopted this guidance retrospectively in the fourth quarter of 2015. As a result, for 2014 $29 million of unamortized debt issuance costs were reclassified to long-term debt, and certain amounts in Note 4 and Note 12 were also reclassified for comparative periods. The effect of adoption on Consolidated SCE&G’s results of operations and cash flows was not significant.

In November 2015, the FASB issued accounting guidance intended to simplify the presentation of deferred tax assets and deferred tax liabilities by netting and classifying them as noncurrent on the statement of financial position. As permitted, Consolidated SCE&G early adopted this guidance retrospectively in the fourth quarter of 2015. As a result, for 2014 $27.9 million of net deferred tax liabilities previously classified in current liabilities were reclassified to long-term liabilities. The effect of adoption on Consolidated SCE&G's results of operations and cash flows was not significant.

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

AFC is a noncash item that reflects the period cost of capital devoted to plant under construction. This accounting practice results in the inclusion of, as a component of construction cost, the costs of debt and equity capital dedicated to construction investment. AFC is included in rate base investment and depreciated as a component of plant cost in establishing rates for utility services. Consolidated SCE&G calculated AFC using average composite rates of 5.6% for 2015, 6.5% for 2014 and 6.9% for 2013. These rates do not exceed the maximum allowable rate as calculated under FERC Order No. 561. SCE&G capitalizes interest on nuclear fuel in process at the actual interest cost incurred.

Consolidated SCE&G records provisions for depreciation and amortization using the straight-line method based on the estimated service lives of the various classes of property. In 2015, SCE&G adopted lower depreciation rates for electric and common plant, as approved by the SCPSC and further described in Note 2. The composite weighted average depreciation rates for utility plant assets were 2.56% in 2015, 2.84% in 2014 and 2.94% in 2013.

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

As of December 31,	2015				2014
	Unit 1		New Units		Unit 1		New Units
Percent owned	66.7%		55.0%		66.7%		55.0%
Plant in service	$1.2	billion	—		$1.2	billion	—
Accumulated depreciation	$620.4	million	—		$578.3	million	—
Construction work in progress	$214.6	million	$3.4	billion	$199.3	million	$2.7	billion

For a discussion of expected cash outlays and expected in-service dates for the New Units and a description of SCE&G's agreement to acquire an additional 5% ownership in the New Units, see Note 10.

Included within other receivables on the balance sheet were amounts due to SCE&G from Santee Cooper for its share of direct expenses and construction costs for Summer Station Unit 1 and the New Units. These amounts totaled $178.8 million at December 31, 2015 and $88.9 million at December 31, 2014.

Plant to be Retired

At December 31, 2014, SCE&G expected to retire three units that are or were coal-fired by 2020, which was prior to the end of the previously estimated useful lives over which the units were being depreciated. As such, these units were identified as Plant to be Retired. Subsequently, these units were converted to be gas-fired. In the third quarter of 2015, in connection with the adoption of a customary depreciation study and related analysis (see Note 2), SCE&G determined that these units would not likely be retired by 2020, and their depreciation rates were set to recover the units' net carrying value over their respective revised useful lives. Accordingly, the net carrying value of these units is no longer classified as Plant to be Retired at December 31, 2015.

Major Maintenance

     Planned major maintenance costs related to certain fossil fuel turbine equipment and nuclear refueling outages are accrued in periods other than when incurred in accordance with approval by the SCPSC for such accounting treatment and rate recovery of expenses accrued thereunder. The difference between such cumulative major maintenance costs and cumulative collections are classified as a regulatory asset or regulatory liability on the consolidated balance sheet. Other planned major maintenance is expensed when incurred.

Through 2017, SCE&G is authorized to collect $18.4 million annually through electric rates to offset certain turbine maintenance expenditures. For the years ended December 31, 2015 and 2014, SCE&G incurred $16.5 million and $19.4 million, respectively, for turbine maintenance.

Nuclear refueling outages are scheduled 18 months apart. As approved by the SCPSC, effective January 1, 2013, SCE&G accrues $1.4 million per month for its portion of the nuclear refueling outages that are scheduled for the spring of 2014 throught the spring of 2020. Total costs for 2014 were $43.7 million, of which SCE&G was responsible for $29.1 million. Total costs for 2015 were $40.2 million, of which SCE&G was responsible for $26.8 million.

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

Under SCE&G’s method of funding decommissioning costs, amounts collected through rates ($3.2 million pre-tax in each period presented) are invested in insurance policies on the lives of certain SCE&G and affiliate personnel. SCE&G transfers to an external trust fund the amounts collected through electric rates, insurance proceeds and interest thereon, less expenses. The trusteed asset balance reflects the net cash surrender value of the insurance policies and cash held by the trust. Management intends for the fund, including earnings thereon, to provide for all eventual decommissioning expenditures for Summer Station Unit 1 on an after-tax basis.

Cash and Cash Equivalents

Consolidated SCE&G considers temporary cash investments having original maturities of three months or less at time of purchase to be cash equivalents. These cash equivalents are generally in the form of commercial paper, certificates of deposit, repurchase agreements and treasury bills.

Receivables

Customer receivables reflect amounts due from customers arising from the delivery of energy or related services and include both billed and unbilled amounts earned pursuant to revenue recognition practices described below. Customer receivables are generally due within one month of receipt of invoices which are presented on a monthly cycle basis.
Other receivables consist primarily of amounts due from Santee Cooper related to the construction and operation of jointly owned nuclear generating facilities at Summer Station.

Inventories

Materials and supplies include the average cost of transmission, distribution, and generating plant materials. Materials are charged to inventory when purchased and then expensed or capitalized to plant, as appropriate, at weighted average cost when used. Fuel inventory includes the average cost of coal, natural gas, fuel oil and emission allowances. Fuel is charged to inventory when purchased and is expensed, at weighted average cost, as used and recovered through fuel cost recovery rates approved by the SCPSC.

Income Taxes

Consolidated SCE&G is included in the consolidated federal income tax returns of SCANA. Under a joint consolidated income tax allocation agreement, each SCANA subsidiary’s current and deferred tax expense is computed on a stand-alone basis. Deferred tax assets and liabilities are recorded for the tax effects of all significant temporary differences between the book basis and tax basis of assets and liabilities at currently enacted tax rates. Deferred tax assets and liabilities are adjusted for changes in such tax rates through charges or credits to regulatory assets or liabilities if they are expected to be recovered from, or passed through to, customers; otherwise, they are charged or credited to income tax expense. Also under provisions of the income tax allocation agreement, certain tax benefits of the parent holding company are distributed in cash to tax paying affiliates, including Consolidated SCE&G, in the form of capital contributions.

Regulatory Assets and Regulatory Liabilities

Consolidated SCE&G records costs that have been or are expected to be allowed in the ratemaking process in a period different from the period in which the costs would be charged to expense or record revenue in a period different from the period in which the revenue would be recorded by a nonregulated enterprise. These expenses deferred for future recovery from customers or obligations to be refunded to customers are primarily classified in the balance sheet as regulatory assets and regulatory liabilities (see Note 2) and are amortized consistent with the treatment of the related costs or revenues in the ratemaking process. Deferred amounts expected to be recovered or repaid within 12 months are classified in the balance sheet as receivables or accounts payable, respectively.

Debt Issuance Premiums, Discounts and Other Costs

Consolidated SCE&G presents long-term debt premiums, discounts and debt issuance costs within long-term debt and amortizes them as components of interest charges over the terms of the respective debt issues. Gains or losses on reacquired debt that is refinanced are recorded in other deferred debits or credits and are amortized over the term of the replacement debt, also as interest charges.

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

Revenue Recognition

Consolidated SCE&G records revenues during the accounting period in which it provides services to customers and includes estimated amounts for electricity and natural gas delivered but not billed. Unbilled revenues totaled $101.5 million at December 31, 2015 and $115.8 million at December 31, 2014.

Fuel costs, emission allowances and certain environmental reagent costs for electric generation are collected through the fuel cost component in retail electric rates. The SCPSC establishes this component during fuel cost hearings. Any difference between actual fuel costs and amounts contained in the fuel cost component is adjusted through revenue and is deferred and included when determining the fuel cost component during subsequent hearings.

Customers subject to the PGA are billed based on a cost of gas factor calculated in accordance with a gas cost recovery procedure approved by the SCPSC and subject to adjustment monthly. Any difference between actual gas costs and amounts contained in rates is adjusted through revenue and is deferred and included when making the next adjustment to the cost of gas factor.

SCE&G’s gas rate schedules for residential, small commercial and small industrial customers include a WNA which minimizes fluctuations in gas revenues due to abnormal weather conditions. An eWNA for SCE&G's electric customers was discontinued effective with the first billing cycle of 2014 as approved by the SCPSC.

Taxes that are billed to and collected from customers are recorded as liabilities until they are remitted to the respective taxing authority. Such taxes are not included in revenues or expenses in the statements of income.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. Consolidated SCE&G is required to adopt this guidance in the first quarter of 2018 and early adoption is permitted in the first quarter of 2017. Adoption using a retrospective method is required, with options to elect certain practical expedients or to recognize a cumulative effect in the year of initial adoption. Consolidated SCE&G has not determined when it will adopt this guidance or what elections it will make. Consolidated SCE&G has not determined the impact this guidance will have on its results of operations, cash flows or financial position.

In April 2015, the FASB issued accounting guidance related to fees paid by a customer in a cloud computing arrangement. Among other things, the guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. Consolidated SCE&G has determined that this guidance, when adopted in the first quarter of 2016, will not significantly impact Consolidated SCE&G’s results of operations, cash flows or financial position.

In July 2015, the FASB issued accounting guidance intended to simplify the subsequent measurement of inventory cost by requiring most inventory to be measured at the lower of cost and net realizable value. Consolidated SCE&G expects to adopt this guidance when required in the first quarter of 2017. Consolidated SCE&G is evaluating this guidance and has not determined what impact it will have on its results of operations, cash flows or financial position.

     In January 2016, the FASB issued accounting guidance intended to clarify the classification and measurement of financial instruments and financial liabilities, among other things. Consolidated SCE&G expects to adopt this guidance when required in the first quarter of 2018. Consolidated SCE&G is evaluating this guidance and has not determined what impact it will have on its results of operations, cash flows or financial position.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over twelve months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily of the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight line basis, also depending on the nature of the assets and relative consumption. The guidance will be effective for year beginning in 2019. Consolidated SCE&G has not determined what impact this guidance will have on its results of operations, cash flows or financial position.

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

Pursuant to an April 2014 SCPSC order, SCE&G increased its base fuel cost component by approximately $10.3 million for the 12-month period beginning with the first billing cycle of May 2014. The base fuel cost increase was offset by a reduction in SCE&G's rate rider related to pension costs approved by the SCPSC in March 2014. In addition, pursuant to the April 2014 order, electric revenue for 2014 was reduced by approximately $46 million for adjustments to the fuel cost component and related under-collected fuel balance. Such adjustments are fully offset by the recognition within other income of gains realized from the late 2013 settlement of certain interest rate derivatives which had been entered into in anticipation of the issuance of long-term debt, which gains had been deferred as a regulatory liability. The order also provided for the accrual of certain debt-related carrying costs on its under-collected balance of base fuel costs from May 1, 2014 through April 30, 2015.

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

By order dated July 15, 2015, the SCPSC approved a settlement agreement among SCE&G and certain other parties concerning SCE&G's petition for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. Under this order, SCE&G will, among other things, implement programs to encourage the development of renewable energy facilities with a total nameplate capacity of at least approximately 84.5 MW by the end of 2020, of which half is to be customer-scale solar capacity and half is to be utility-scale solar capacity. SCE&G is to make a good faith effort to have at least 30 MW of utility-scale solar capacity in service by the end of 2016.

By order dated September 16, 2015, the SCPSC approved SCE&G's request to adopt lower depreciation rates for electric and common plant effective January 1, 2015. These rates were based on the results of a depreciation study conducted by SCE&G using utility plant balances as of December 31, 2014. In connection with the adoption of the revised depreciation rates, SCE&G recorded lower depreciation expense of approximately $29 million in 2015, and pursuant to the SCPSC order, SCE&G reduced its electric operating revenues by approximately $14.5 million with an offset to under-collected fuel included within Receivables in the balance sheet. Accordingly, SCE&G's net income for 2015 increased approximately $9.8 million as a result of this change in estimate.

In October 2015, the SCPSC initiated its 2016 annual review of base rates for fuel costs. A public hearing for this annual review is scheduled for April 7, 2016.

Electric - Base Rates

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

Pursuant to an SCPSC order, SCE&G removes from rate base deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs totaled $9.5 million and $5.8 million during 2015 and 2014, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

The SCPSC has approved a suite of DSM Programs for development and implementation. SCE&G offers to its retail electric customers several distinct programs designed to assist customers in reducing their demand for electricity and improving their energy efficiency. SCE&G submits annual filings to the SCPSC related to these programs which include actual program costs, net lost revenues (both forecasted and actual), customer incentives, and net program benefits, among other things. As actual DSM Program costs are incurred, they are deferred as regulatory assets and recovered through a rate rider approved by the SCPSC. The rate rider also provides for recovery of net lost revenues and for a shared savings incentive. The SCPSC approved the following rate riders pursuant to the annual DSM Programs filings, which went into effect as indicated below:

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

In January 2016, SCE&G submitted its annual DSM Programs filing to the SCPSC. If approved, the filing would allow recovery of $37.6 million of costs and net lost revenues associated with the DSM Programs, along with an incentive to invest in such programs.

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

Year	Increase	Amount
2015	2.6%	$64.5 million
2014	2.8%	$66.2 million
2013	2.9%	$67.2 million

In September 2015, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed. See Note 10.

Gas

The RSA is designed to reduce the volatility of costs charged to customers by allowing for more timely recovery of the costs that regulated utilities incur related to natural gas infrastructure. The SCPSC has approved the following rate changes pursuant to annual RSA filings effective with the first billing cycle of November in the following years:

Year	Action		Amount
2015	No change		—
2014	0.6%	Decrease	$2.6	million
2013	No change		—

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. The annual reviews conducted for each of the 12-month periods ended July 31, 2015 and 2014 resulted in the SCPSC issuing an order finding that SCE&G's gas purchasing policies and practices during each of the review periods were reasonable and prudent.

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

	December 31,
Millions of dollars	2015	2014
Regulatory Assets:
Accumulated deferred income taxes	$291	$278
AROs and related funding	384	347
Deferred employee benefit plan costs	295	310
Deferred losses on interest rate derivatives	535	453
Unrecovered plant	127	137
Environmental remediation costs	35	36
DSM Programs	61	56
Other	129	128
Total Regulatory Assets	$1,857	$1,745

Regulatory Liabilities:
Asset removal costs	519	505
Deferred gains on interest rate derivatives	96	82
Other	20	23
Total Regulatory Liabilities	$635	$610

Accumulated deferred income tax liabilities that arose from utility operations that have not been included in customer rates are recorded as a regulatory asset. Substantially all of these regulatory assets relate to AFC and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years.

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

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G and are expected to be recoverable over periods of up to approximately 24 years.

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

3.                                      EQUITY

     Authorized shares of SCE&G common stock were 50 million as of December 31, 2015 and 2014.  Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were held by SCANA as of December 31, 2015 and 2014.

SCE&G’s articles of incorporation do not limit the dividends that may be paid on its common stock. However, SCE&G’s bond indenture contains provisions that, under certain circumstances, which SCE&G considers to be remote, could limit the payment of cash dividends on its common stock.

The Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At December 31, 2015 and 2014, retained earnings of approximately $72.4 million and $67.7 million, respectively, were restricted by this requirement as to payment of cash dividends on common stock.

4.                                      LONG-TERM AND SHORT-TERM DEBT

Total long-term debt, net reflects the retrospective adoption of accounting guidance for unamortized debt issuance costs in the fourth quarter of 2015 (see Note 1). Long-term debt by type with related weighted average effective interest rates and maturities at December 31 is as follows:

				2015		2014
Dollars in millions	Maturity			Balance	Rate	Balance	Rate
First Mortgage Bonds (secured)	2018	-	2065	$4,340	5.78%	$3,840	5.56%
GENCO Notes (secured)	2016	-	2024	220	5.92%	227	5.90%
Industrial and Pollution Control Bonds (a)	2028	-	2038	122	3.51%	122	3.51%
Nuclear Fuel Financing	2016			100	0.78%	100	0.78%
Other	2016	-	2027	17	2.63%	14	2.63%
Total debt				4,799		4,303
Current maturities of long-term debt				(110)		(10)
Unamortized premium, net				2		6
Unamortized debt issuance costs				(32)		(29)
Total long-term debt, net				$4,659		$4,270

(a)  Includes variable rate debt of $67.8 million at December 31, 2015 (rate of 0.03%) and 2014 (rate of 0.04%), which are hedged by fixed swaps.

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

Long-term debt maturities will be $110 million in 2016, $10 million in 2017, $720 million in 2018, $9 million in 2019 and $8 million in 2020.

Substantially all electric utility plant is pledged as collateral in connection with long-term debt.

 SCE&G is subject to a bond indenture dated April 1, 1993 (Mortgage) covering substantially all of its electric properties under which all of its first mortgage bonds (Bonds) have been issued. Bonds may be issued under the Mortgage in an aggregate principal amount not exceeding the sum of (1) 70% of Unfunded Net Property Additions (as therein defined), (2) the aggregate principal amount of retired Bonds and (3) cash deposited with the trustee. Bonds, other than certain Bonds issued on the basis of retired Bonds, may be issued under the Mortgage only if Adjusted Net Earnings (as therein defined) for 12 consecutive months out of the 18 months immediately preceding the month of issuance are at least twice (2.0) the annual interest requirements on all outstanding Bonds and Bonds to be outstanding (Bond Ratio). For the year ended December 31, 2015, the Bond Ratio was 5.17.

Lines of Credit and Short-Term Borrowings

At December 31, 2015 and 2014, SCE&G (including Fuel Company) had available the following committed LOC and had outstanding the following LOC-related obligations and commercial paper borrowings:

Millions of dollars	2015	2014
Lines of credit:
Total committed long-term	$1,400	$1,400
Outstanding commercial paper (270 or fewer days)	$420	$709
Weighted average interest rate	0.74%	0.52%
Letters of credit supported by an LOC	$0.3	$0.3
Available	$980	$691

SCE&G and Fuel Company are parties to five-year credit agreements in the amount of $1.2 billion (of which $500 million relates to Fuel Company). In addition, SCE&G is party to a three-year credit agreement in the amount of $200 million. In December 2015, the term of the five-year agreements was amended and extended by one year, such that they expire in December 2020. The three-year agreement expires in December 2018. These credit agreements are used for general corporate purposes, including liquidity support for each company’s commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. These committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Wells Fargo Bank, National Association, Bank of America, N.A. and Morgan Stanley Bank, N.A. each provide 9.5% of the aggregate credit facilities, JPMorgan Chase Bank, N.A., Mizuho Corporate Bank, Ltd., TD Bank N.A., Credit Suisse AG, Cayman Islands Branch, UBS Loan Finance LLC, MUFG Union Bank, N.A., and Branch Banking and Trust Company each provide 7.9%, and Royal Bank of Canada and U.S. Bank National Association each provide 5.5%. Two other banks provide the remaining support. Consolidated SCE&G pays fees to the banks as compensation for maintaining the committed lines of credit. Such fees were not material in any period presented.
Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

Consolidated SCE&G participates in a utility money pool with SCANA and certain other subsidiaries of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At December 31, 2015 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $33 million and money pool investments due from an affiliate of $9 million. At December 31, 2014 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $83 million and money pool investments due from an affiliate of $80 million. On the consolidated balance sheets, amounts due from an affiliate are included within Receivables-affiliated companies, and amounts due to an affiliate are included within Affiliated payables.

5.                                      INCOME TAXES

Components of income tax expense are as follows:

Millions of dollars	2015	2014	2013
Current taxes:
Federal	$208	$39	$146
State	32	(6)	13
Total current taxes	240	33	159
Deferred tax (benefit) expense, net:
Federal	(3)	157	25
State	(3)	32	9
Total deferred taxes	(6)	189	34
Investment tax credits:
Amortization of amounts deferred—state	(1)	(1)	(1)
Amortization of amounts deferred—federal	(2)	(3)	(3)
Total investment tax credits	(3)	(4)	(4)
Total income tax expense	$231	$218	$189

The difference between actual income tax expense and the amount calculated from the application of the statutory 35% federal income tax rate to pre-tax income is reconciled as follows:

Millions of dollars	2015	2014	2013
Net income	$466	$446	$380
Income tax expense	231	218	189
Noncontrolling interest	14	12	11
Total pre-tax income	$711	$676	$580

Income taxes on above at statutory federal income tax rate	$249	$237	$203
Increases (decreases) attributed to:
State income taxes (less federal income tax effect)	24	21	18
State investment tax credits (less federal income tax effect)	(6)	(5)	(5)
Allowance for equity funds used during construction	(9)	(10)	(9)
Amortization of federal investment tax credits	(2)	(3)	(3)
Section 41 tax credits	1	(3)	—
Section 45 tax credits	(9)	(9)	(5)
Domestic production activities deduction	(18)	(7)	(11)
Other differences, net	1	(3)	1
Total income tax expense	$231	$218	$189

The tax effects of significant temporary differences comprising Consolidated SCE&G’s net deferred tax liability are as follows:

Millions of dollars	2015	2014
Deferred tax assets:
Nondeductible accruals	$52	$47
Asset retirement obligation, including nuclear decommissioning	187	205
Unamortized investment tax credits	16	17
Deferred fuel costs	7	—
Financial instruments	2	—
Other	2	6
Total deferred tax assets	266	275
Deferred tax liabilities:
Property, plant and equipment	$1,644	$1,623
Regulatory asset, asset retirement obligation	127	115
Deferred employee benefit plan costs	85	91
Deferred fuel costs	—	27
Regulatory asset, unrecovered plant	49	53
Regulatory asset, net loss on interest rate derivative contracts settlement	—	21
Demand side management costs	23	21
Prepayments	29	25
Other	41	23
Total deferred tax liabilities	1,998	1,999
Net deferred tax liability	$1,732	$1,724

Consolidated SCE&G is included in the consolidated federal income tax return of SCANA and files various applicable state and local income tax returns. The IRS has completed examinations of SCANA’s federal returns through 2004, and SCANA’s federal returns through 2007 are closed for additional assessment. The IRS is currently examining SCANA's open federal returns through 2014 as a result of claims discussed below in Changes to Unrecognized Tax Benefits. With few exceptions, Consolidated SCE&G is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

Changes to Unrecognized Tax Benefits

Millions of dollars	2015	2014	2013
Unrecognized tax benefits, January 1	$16	$3	—
Gross increases-uncertain tax positions in prior period	33	—	—
Gross decreases-uncertain tax positions in prior period	(2)	—	—
Gross increases-current period uncertain tax positions	2	13	$3
Unrecognized tax benefits, December 31	$49	$16	$3

During 2013 and 2014, Consolidated SCE&G amended certain of its tax returns to claim certain tax-defined research and development deductions and credits and its related impact on domestic production activities. Consolidated SCE&G also made similar claims in filing its 2013 and 2014 returns in 2014 and 2015, respectively. In connection with these federal and state filings, Consolidated SCE&G recorded an unrecognized tax benefit of $49 million. During 2015, as the IRS' examination progressed, without resolution, Consolidated SCE&G evaluated and recorded adjustments to its unrecognized tax benefits; however, none of these changes materially affected Consolidated SCE&G's effective tax rate. If recognized, $17 million of the tax benefits would affect Consolidated SCE&G's effective tax rate. It is reasonably possible that these tax benefits will increase by an additional $7 million within the next 12 months. It is also reasonably possible that these tax benefits may decrease by $8 million within the next 12 months. No other material changes in the status of Consolidated SCE&G's tax positions have occurred through December 31, 2015.

Consolidated SCE&G recognizes interest accrued related to unrecognized tax benefits within interest expense or interest income and recognizes tax penalties within other expenses. In connection with the resolution of the uncertainty and recognition of the tax benefit, Consolidated SCE&G has not recorded a material amount of interest income, interest expense, or penalties associated with any uncertain tax position.

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

In anticipation of the issuance of debt, Consolidated SCE&G may use treasury rate lock or forward starting swap agreements. Pursuant to regulatory orders, interest derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges, and fair value changes and settlement amounts are recorded as regulatory assets and liabilities. Settlement losses on swaps will be amortized over the lives of subsequent debt issuances and gains may be applied to under-collected fuel, may be amortized to interest expense or may be applied as otherwise directed by the SCPSC. As discussed in Note 2, in 2013 the SCPSC directed SCE&G to recognize $41.6 million and $8.5 million of realized gains (which had been deferred in regulatory liabilities) within other income in 2013, fully offsetting revenue reductions related to under-collected fuel balances and under-collected amounts arising under the eWNA program which was terminated at the end of 2013. As also discussed in Note 2, pursuant to regulatory orders in 2014, the SCPSC directed SCE&G to apply $46 million of these deferred gains to reduce under-collected fuel to utilize approximately $17.8 million of these gains to offset a portion of the net lost revenues component of SCE&G’s DSM Program rider, and to apply $5.0 million of the gains to the remaining balance of deferred net lost revenues as of April 30, 2014, which had been deferred within regulatory assets.

Cash payments made or received upon settlement of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

Consolidated SCE&G was a party to interest rate swaps designated as cash flow hedges with aggregate notional amounts of $36.4 million and $36.4 million at December 31, 2015 and 2014, respectively. Consolidated SCE&G was party to interest rate swaps not designated as cash flow hedges with an aggregate notional amount of $1.235 billion and $1.085 billion at December 31, 2015 and 2014, respectively.

The fair value of derivatives in the consolidated balance sheets is as follows:

Fair Values of Derivative Instruments
Millions of dollars	Balance Sheet Location	Asset	Liability
As of December 31, 2015
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$1
	Other deferred credits and other liabilities		9
Total			$10

Not designated as hedging instruments
Interest rate contracts	Other current assets	$10
	Other deferred debits and other assets	5
	Derivative financial instruments		$33
	Other deferred credits and other liabilities		22
Total		$15	$55

As of December 31, 2014
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$1
	Other deferred credits and other liabilities		8
Total			$9

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments		$207
	Other deferred credits and other liabilities		17
Total			$224

 The effect of derivative instruments on the consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships	Gain (Loss) Deferred in Regulatory Accounts (Effective Portion)	Gain (Loss) Reclassified from Deferred Accounts into Income (Effective Portion)
Millions of dollars		Location	Amount
Year Ended December 31, 2015
Interest rate contracts	$(3)	Interest expense	$(3)
Year Ended December 31, 2014
Interest rate contracts	$(9)	Interest expense	$(3)
Year Ended December 31, 2013
Interest rate contracts	$106	Interest expense	$(3)

As of December 31, 2015, Consolidated SCE&G expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.2 million as an increase to interest expense assuming financial markets remain at their current levels.

Hedge Ineffectiveness

Other gains (losses) recognized in income representing ineffectiveness on interest rate hedges designated as cash flow hedges were insignificant for all periods presented.

	Gain or (Loss) Deferred in Regulatory Accounts	Gain Reclassified from Deferred Accounts into Income
Millions of dollars		Location	Amount
Year Ended December 31, 2015
Interest rate contracts	$(69)	Other income	$5
Year Ended December 31, 2014
Interest rate contracts	$(352)	Other income	$64
Year Ended December 31, 2013
Interest rate contracts	$39	Other income	$50

The gains reclassified to other income offset revenue reductions as previously described herein and in Note 2.

As of December 31, 2015, Consolidated SCE&G expects that during the next twelve months reclassifications from regulatory accounts to earnings arising from interest rate swaps not designated as cash flow hedges will include approximately $0.6 million as an increase to interest expense.

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

Certain of Consolidated SCE&G’s derivative instruments contain contingent provisions that require Consolidated SCE&G to provide collateral upon the occurrence of specific events, primarily credit rating downgrades.  As of December 31, 2015 and 2014, Consolidated SCE&G had posted $13.4 million and $107.1 million, respectively, of collateral related to derivatives with contingent provisions that were in a net liability position. Collateral related to the positions expected to close in the next 12 months are recorded in Other Current Assets on the consolidated balance sheets. Collateral related to the noncurrent positions is recorded in Other within Deferred Debits and Other Assets on the consolidated balance sheets. If all of the contingent features underlying these instruments had been fully triggered as of December 31, 2015 and 2014, Consolidated SCE&G would have been required to post an additional $43.6 million and $125.9 million, respectively, of collateral to its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net liability position as of December 31, 2015 and 2014, are $57.0 million and $233.0 million, respectively.

In addition, as of December 31, 2015 and December 31, 2014, Consolidated SCE&G has collected no cash collateral related to interest rate derivatives with contingent provisions that are in a net asset position. If all the contingent features underlying these instruments had been fully triggered as of December 31, 2015 and December 31, 2014, Consolidated SCE&G could request $7.3 million and $- million, respectively, of cash collateral from its counterparties. The aggregate fair value of all derivative instruments with contingent provisions that are in a net asset position as of December 31, 2015 and December 31, 2014 is $7.3 million and $- million, respectively.

Information related to Consolidated SCE&G's offsetting derivative assets and liabilities follows:

Offsetting Derivative Assets		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Assets			Financial Instruments	Cash Collateral Received
As of December 31, 2015
Interest rate	$15	—	$15	$(8)	—	$7

Balance sheet location	Other current assets		$10
	Other deferred debits and other assets		5
	Total		$15

As of December 31, 2014 Consolidated SCE&G had no derivative assets.

Offsetting Derivative Liabilities		Gross Amounts Offset in the Statement of Financial Position	Net Amounts Presented in the Statement of Financial Position	Gross Amounts Not Offset in the Statement of Financial Position		Net Amount
Millions of dollars	Gross Amounts of Recognized Liabilities			Financial Instruments	Cash Collateral Posted
As of December 31, 2015
Interest rate	$65	—	$65	$(8)	$(13)	$44

Balance sheet location	Derivative financial instruments		$34
	Other deferred credits and other liabilities		31
	Total		$65

As of December 31, 2014
Interest rate	$233	—	$233	—	$(107)	$126

Balance sheet location	Derivative financial instruments		$208
	Other deferred credits and other liabilities		25
	Total		$233

7.                                      FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

Consolidated SCE&G’s interest rate swap agreements are valued using discounted cash flow models with independently sourced data. Fair value Level 2 measurements were as follows:

	As of December 31, 2015	As of December 31, 2014
Millions of dollars	Level 2	Level 2
Assets-Interest rate contracts	$15	—
Liabilities-Interest rate contracts	65	$233

There were no Level 1 or Level 3 fair value measurements for either period presented and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value at December 31, 2015 and December 31, 2014 were as follows:

	As of December 31, 2015		As of December 31, 2014
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
Long-term debt	$4,769.0	$5,129.1	$4,279.5	$5,041.9

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

8.                                      EMPLOYEE BENEFIT PLANS AND EQUITY COMPENSATION PLAN

Pension and Other Postretirement Benefit Plans

SCE&G participates in SCANA’s noncontributory defined benefit pension plan, which covers regular, full-time employees hired before January 1, 2014. SCANA’s policy has been to fund the plan as permitted by applicable federal income tax regulations, as determined by an independent actuary.

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

In addition to pension benefits, SCE&G participates in SCANA’s unfunded postretirement health care and life insurance programs which provide benefits to certain active and retired employees. Retirees hired before January 1, 2011 share in a portion of their medical care cost, while employees hired subsequently are responsible for the full costs of retiree medical benefits elected by them. The costs of postretirement benefits other than pensions are accrued during the years the employees render the services necessary to be eligible for these benefits.

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

	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2015	2014	2015	2014
Benefit obligation, January 1	$773.7	$695.7	$204.1	$181.7
Service cost	19.3	16.0	4.4	3.6
Interest cost	32.2	34.1	9.4	9.4
Plan participants’ contributions	—	—	1.9	1.8
Actuarial (gain) loss	(47.0)	82.7	(15.7)	18.6
Benefits paid	(54.2)	(54.8)	(10.3)	(9.6)
Amounts funded to parent	—	—	(2.1)	(1.4)
Benefit obligation, December 31	$724.0	$773.7	$191.7	$204.1

SCANA adopted new mortality tables and an improvement scale published by the Society of Actuaries in 2014, resulting in an actuarial loss for pension and other post retirement benefit obligations of approximately $22.1 million and $2.1 million, respectively, in 2014. In 2015, based on an evaluation of the mortality experience of the pension plan, SCANA adopted a custom mortality table for purposes of measuring pension and other postretirement benefit obligations at year-end. This change resulted in an actuarial gain for pension and other postretirement benefit obligations of approximately $18.2 million and $2.0 million, respectively, in 2015.

The accumulated benefit obligation for pension benefits was $702.0 million at the end of 2015 and $747.6 million at the end of 2014. The accumulated pension benefit obligation differs from the projected pension benefit obligation above in that it reflects no assumptions about future compensation levels.

Significant assumptions used to determine the above benefit obligations are as follows:

	Pension Benefits		Other Postretirement Benefits
	2015	2014	2015	2014
Annual discount rate used to determine benefit obligation	4.68%	4.20%	4.78%	4.30%
Assumed annual rate of future salary increases for projected benefit obligation	3.00%	3.00%	3.00%	3.00%

A 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2015. The rate was assumed to decrease gradually to 5.0% for 2021 and to remain at that level thereafter.

A one percent increase in the assumed health care cost trend rate would increase the postretirement benefit obligation by $0.6 million at December 31, 2015 and by $0.9 million at December 31, 2014. A one percent decrease in the assumed health care cost trend rate would decrease the postretirement benefit obligation by $0.6 million at December 31, 2015 and by $0.8 million at December 31, 2014.

Funded Status

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Fair value of plan assets	$720.1	$783.6	—	—
Benefit obligation	724.0	773.7	$191.7	$204.1
Funded status	$(3.9)	$9.9	$(191.7)	$(204.1)

Amounts recognized on the consolidated balance sheets were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Current liability	—	—	$(9.8)	$(8.5)
Noncurrent asset	—	$9.9	—	—
Noncurrent liability	$(3.9)	—	(181.9)	(195.6)

Amounts recognized in accumulated other comprehensive loss were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Net actuarial loss	$2.0	$1.9	$0.7	$1.0
Prior service cost	—	0.1	—	—
Total	$2.0	$2.0	$0.7	$1.0

Amounts recognized in regulatory assets were as follows:

Millions of Dollars	Pension Benefits		Other Postretirement Benefits
December 31,	2015	2014	2015	2014
Net actuarial loss	$193.7	$191.9	$20.4	$35.9
Prior service cost	5.2	8.3	0.2	0.5
Total	$198.9	$200.2	$20.6	$36.4

In connection with the joint ownership of Summer Station, as of December 31, 2015 and 2014, SCE&G recorded within deferred debits $20.3 million and $17.8 million, respectively, attributable to Santee Cooper’s portion of shared pension costs. As of December 31, 2015 and 2014, SCE&G also recorded within deferred debits $13.8 million and $15.1 million, respectively, from Santee Cooper, representing its portion of the unfunded postretirement benefit obligation.

Changes in Fair Value of Plan Assets

	Pension Benefits
Millions of dollars	2015	2014
Fair value of plan assets, January 1	$783.6	$792.1
Actual return (loss) on plan assets	(9.3)	46.3
Benefits paid	(54.2)	(54.8)
Fair value of plan assets, December 31	$720.1	$783.6

Investment Policies and Strategies

The assets of the pension plan are invested in accordance with the objectives of (1) fully funding the obligations of the pension plan, (2) overseeing the plan's investments in an asset-liability framework that considers the funding surplus (or deficit) between assets and liabilities, and overall risk associated with assets as compared to liabilities, and (3) maintaining sufficient liquidity to meet benefit payment obligations on a timely basis. During 2013, in connection with the amendments to the plan, SCANA adopted a dynamic investment strategy for the management of the pension plan assets. The strategy will lead to a reduction in equities and an increase in long duration fixed income allocations over time with the intention of reducing volatility of funded status and pension costs.

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

The pension plan asset allocation at December 31, 2015 and 2014 and the target allocation for 2016 are as follows:

	Percentage of Plan Assets
	Target Allocation	December 31,
Asset Category	2016	2015	2014
Equity Securities	58%	57%	57%
Fixed Income	33%	32%	34%
Hedge Funds	9%	11%	9%

For 2016, the expected long-term rate of return on assets will be 7.50%.  In developing the expected long-term rate of return assumptions, management evaluates the pension plan’s historical cumulative actual returns over several periods, considers the expected active returns across various asset classes and assumes the target allocation is achieved. Management regularly reviews such allocations and periodically rebalances the portfolio when considered appropriate. Additional rebalancing may occur subject to funded status improvements as part of the dynamic investment strategy described previously.

Fair Value Measurements

Assets held by the pension plan are measured at fair value as described below. Assets are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. At December 31, 2015 and 2014, fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	Fair Value Measurements at Reporting Date Using
Millions of dollars	Total	Level 2	Level 3	Total	Level 2	Level 3
	December 31, 2015			December 31, 2014
Mutual funds	$496	$496	—	$566	$566	—
Short-term investment vehicles	12	12	—	18	18	—
US Treasury securities	20	20	—	6	6	—
Corporate debt securities	72	72	—	78	78	—
Municipals	13	13	—	14	14	—
Limited partnerships	30	30	—	29	29	—
Multi-strategy hedge funds	77	—	$77	73	—	$73
	$720	$643	$77	$784	$711	$73

At December 31, 2015, assets with fair value measurements classified as Level 1 were insignificant. There were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during 2015 or 2014.

The pension plan values certain mutual funds, where applicable, using unadjusted quoted prices from a national stock exchange, such as NYSE and NASDAQ, where the securities are actively traded. Other mutual funds and limited partnerships are valued using the observable prices of the underlying fund assets based on trade data for identical or similar securities or from a national stock exchange for similar assets or broker quotes. Short-term investment vehicles are funds that invest in short-term fixed income instruments and are valued using observable prices of the underlying fund assets based on trade data for identical or similar securities. Government agency securities are valued using quoted market prices or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Corporate debt securities and municipals are valued based on recently executed transactions, using quoted market prices, or based on models using observable inputs from market sources such as external prices or spreads or benchmarked thereto. Hedge funds represent investments in a hedge fund of funds partnership that invests directly in multiple hedge fund strategies that are not traded on exchanges and do not trade on a daily basis. The fair value of this multi-strategy hedge fund is estimated based on the net asset value of the underlying hedge fund strategies using consistent valuation guidelines that account for variations that may impact their fair value. The estimated fair value is the price at which redemptions and subscriptions occur.

	Fair Value Measurements Level 3
Millions of dollars	2015	2014
Beginning Balance	$73	$69
Unrealized gains included in changes in net assets	4	4
Purchases, issuances, and settlements	—	—
Ending Balance	$77	$73

Expected Cash Flows

The total benefits expected to be paid from the pension plan or from Consolidated SCE&G’s assets for the other postretirement benefits plan (net of participant contributions), respectively, are as follows:

Expected Benefit Payments

Millions of dollars	Pension Benefits	Other Postretirement Benefits
2016	$65.1	$9.8
2017	63.2	10.5
2018	64.7	11.1
2019	65.3	11.7
2020	65.8	12.3
2021 - 2025	338.3	66.1

Pension Plan Contributions

The pension trust is adequately funded under current regulations. No contributions have been required since 1997, and as a result of closing the plan to new entrants and freezing benefit accruals in the future, SCE&G does not anticipate making significant contributions to the pension plan for the foreseeable future.

Net Periodic Benefit Cost

Consolidated SCE&G records net periodic benefit cost utilizing beginning of the year assumptions. Disclosures required for these plans are set forth in the following tables.

Components of Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013
Service cost	$19.3	$16.0	$17.6	$4.4	$3.6	$4.6
Interest cost	32.2	34.1	32.6	9.4	9.4	8.7
Expected return on assets	(52.2)	(56.3)	(51.9)	n/a	n/a	n/a
Prior service cost amortization	3.4	3.5	5.0	0.3	0.3	0.6
Amortization of actuarial losses	11.4	4.0	14.3	1.7	—	2.6
Curtailment	—	—	8.4	—	—	—
Net periodic benefit cost	$14.1	$1.3	$26.0	$15.8	$13.3	$16.5

In connection with regulatory orders, SCE&G recovers current pension expense through a rate rider that may be adjusted annually (for retail electric operations) or through cost of service rates (for gas operations). For retail electric operations, current pension expense is recognized based on amounts collected through its rate rider, and differences between actual pension expense and amounts recognized pursuant to the rider are deferred as a regulatory asset (for under-collections) or regulatory liability (for over-collections) as applicable. In addition, SCE&G amortizes certain previously deferred pension costs. See Note 2.

 Other changes in plan assets and benefit obligations recognized in OCI (net of tax) were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013
Current year actuarial (gain) loss	$0.2	$0.2	$(0.8)	$(0.3)	$0.4	$(0.4)
Amortization of actuarial losses	(0.1)	(0.1)	(0.1)	—	—	(0.1)
Amortization of prior service cost	(0.1)	(0.1)	—	—	—	—
Total recognized in OCI	$—	$—	$(0.9)	$(0.3)	$0.4	$(0.5)

Other changes in plan assets and benefit obligations recognized in regulatory assets were as follows:

	Pension Benefits			Other Postretirement Benefits
Millions of dollars	2015	2014	2013	2015	2014	2013
Current year actuarial (gain) loss	$12.2	$87.7	$(137.1)	$(14.0)	$15.8	$(24.4)
Amortization of actuarial losses	(10.4)	(3.5)	(12.7)	(1.5)	—	(2.2)
Amortization of prior service cost	(3.1)	(2.8)	(4.5)	(0.3)	(0.2)	(0.5)
Prior service cost (credit)	—	—	(7.7)	—	—	—
Amortization of transition obligation	—	—	—	—	—	(0.1)
Total recognized in regulatory assets	$(1.3)	$81.4	$(162.0)	$(15.8)	$15.6	$(27.2)
Significant Assumptions Used in Determining Net Periodic Benefit Cost

	Pension Benefits			Other Postretirement Benefits
	2015	2014	2013	2015	2014	2013
Discount rate	4.20%	5.03%	4.10%/5.07%	4.30%	5.19%	4.19%
Expected return on plan assets	7.50%	8.00%	8.00%	n/a	n/a	n/a
Rate of compensation increase	3.00%	3.00%	3.75%/3.00%	3.00%	3.75%	3.75%
Health care cost trend rate	n/a	n/a	n/a	7.00%	7.40%	7.80%
Ultimate health care cost trend rate	n/a	n/a	n/a	5.00%	5.00%	5.00%
Year achieved	n/a	n/a	n/a	2020	2020	2020

Net periodic benefit cost for the period through September 1, 2013, was determined using a 4.10% discount rate, and net periodic benefit cost after that date was determined using a 5.07% discount rate. Similarly, estimated rates of compensation increase were changed in connection with the September 1, 2013 remeasurement.

The actuarial loss and prior service cost to be amortized from accumulated other comprehensive loss into net periodic benefit cost in 2016 are insignificant.

The estimated amounts to be amortized from regulatory assets into net periodic benefit cost in 2016 are as follows:

Millions of Dollars	Pension Benefits	Other Postretirement Benefits
Actuarial loss	$11.2	$0.3
Prior service cost	3.0	0.2
Total	$14.2	$0.5

Other postretirement benefit costs are subject to annual per capita limits pursuant to the plan's design. As a result, the effect of a one-percent increase or decrease in the assumed health care cost trend rate on total service and interest cost is not significant.

401(k) Retirement Savings Plan

SCE&G participates in a SCANA-sponsored defined contribution plan in which eligible employees may defer up to 75% of eligible earnings subject to certain limits and may diversify their investments. Employee deferrals are fully vested and nonforfeitable at all times. SCE&G provides 100% matching contributions up to 6% of an employee’s eligible earnings. Total matching contributions made to the plan were $21.8 million in 2015, $20.7 million in 2014 and $18.7 million in 2013 and were made in the form of SCANA common stock.

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

The 2013-2015 and 2014-2016 performance cycles provide for performance measurement and award determination on an annual basis, with payment of awards being deferred until after the end of the three-year performance cycle. The 2015-2017 award is based on performance over a single three-year cycle. In each performance cycle of the 2013-2015 and 2014-2016 awards, 20% of the performance awards were granted in the form of restricted share units, which are liability awards payable in cash and 80% of the awards were granted in performance shares each of which has a value that is equal to, and changes with, the value of a share of SCANA common stock. For the 2015-2017 awards, 30% are in the form of restricted share units and 70% are in the form of performance shares. Dividend equivalents are accrued on the performance shares and the restricted share units. Performance awards and related dividend equivalents are subject to forfeiture in the event of termination of employment prior to the end of the cycle, subject to certain exceptions. Payouts of performance share awards are determined by SCANA’s performance against pre-determined measures of TSR as compared to a peer group of utilities (weighted 50%) and growth in GAAP-adjusted net earnings per share (weighted 50%).

Compensation cost of liability awards is recognized over their respective three-year performance periods based on the estimated fair value of the award, which is periodically updated based on expected ultimate cash payout, and is reduced by estimated forfeitures. Awards under the 2013-2015 performance cycle were paid in cash totaling $3.7 million at SCANA’s discretion in February 2016. Cash-settled liabilities related to earlier performance cycles totaled approximately $6.3 million in 2015, $1.9 million in 2014 and $3.2 million in 2013.

Fair value adjustments for all performance cycles resulted in compensation expense recognized in the statements of income totaling approximately $12.2 million in 2015, $12.6 million in 2014 and $5.5 million in 2013. Such fair value adjustments also resulted in capitalized compensation costs of $0.6 million in 2015, $0.6 million in 2014 and $0.5 million in 2013. At December 31, 2015 SCE&G's unrecognized compensation cost was insignificant.

10.                               COMMITMENTS AND CONTINGENCIES

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee-Cooper, a one-third owner of Summer Station Unit 1) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at the company’s nuclear power plant.  Price-Anderson provides funds up to $13.4 billion for public liability claims that could arise from a single nuclear incident.  Each nuclear plant is insured against this liability to a maximum of $375 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors.  Each reactor licensee is currently liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Summer Station Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin. In addition, a builder’s risk insurance policy has been purchased from NEIL for the construction of the New Units.  This policy provides the owners of the New Units up to $500 million of coverage for accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premiums, SCE&G’s portion of the retrospective premium assessment would not exceed $43.5 million.

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

New Nuclear Construction

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station. SCE&G's current ownership share in the New Units is 55%. As discussed below, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. Such annual rate changes are described in Note 2. As of December 31, 2015, SCE&G’s investment in the New Units, including related transmission, totaled $3.6 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

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

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule. Shield building construction remains a principal focus area for SCE&G’s oversight of the project. The primary critical path for both Unit 2 and Unit 3 runs through the placement of concrete within the containment vessels, the fabrication of shield building panels, the fabrication of the air inlet and tension rings and the completion of shield building construction. For Unit 3, the critical path also runs through the setting of CA20 which is a prerequisite to concrete placement in certain areas of the nuclear island. Plans to accelerate the work needed to permit placing this concrete are underway. In addition, WEC has reached agreement on a mitigation plan to accelerate shield building panel fabrication with one of its subcontractors. Additional mitigation will be required in critical path areas to support the updated substantial completion dates described below.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies, and other items. The result was a revised fully integrated project schedule with timing of specific construction activities (Revised, Fully-Integrated Construction Schedule) along with related cost information.

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

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. In this proceeding, SCE&G's total projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, these updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed.

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding the above mentioned disputes, and the EPC Contract was amended. The October 2015 Amendment became effective in December 2015, upon the consummation of the acquisition by WEC of the stock of Stone & Webster from CB&I. Following that acquisition, Stone & Webster continues to be a member of the Consortium as a subsidiary of WEC rather than CB&I, and WEC has engaged Fluor Corporation as a subcontracted construction manager.

Among other things, the October 2015 Amendment:
(i) resolved by settlement and release substantially all outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million) and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price,
(ii) revised the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively,
(iii) revised the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and capped those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit),
(iv) provides for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits,
(v) provides for development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved, and
(vi) provided that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project.

Under the October 2015 Amendment, SCE&G’s total estimated project costs increased by approximately $286 million over the $6.8 billion approved by the SCPSC in September 2015, bringing its total estimated gross construction cost of the project (including escalation and AFC) to approximately $7.1 billion.

The payment obligations under the EPC Contract are joint and several obligations of WEC and Stone & Webster, and in connection with the October 2015 Amendment, Toshiba Corporation, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations. Based on Toshiba's current credit ratings and pursuant to the terms of the EPC Contract, SCE&G has exercised its rights to demand a payment and performance bond from WEC. Such bond will be based on estimated billings and its aggregate nominal coverage will not exceed $100 million (or $55 million for SCE&G's 55% share). SCE&G and Santee Cooper are responsible for the cost of the bond. In addition, the EPC Contract provides that upon the request of SCE&G, the Consortium must escrow certain intellectual property and software for SCE&G's benefit to enable completion of the New Units. SCE&G has made such a request to the Consortium.

In addition to the above, the October 2015 Amendment provided for an explicit definition of a Change in Law designed to reduce the likelihood of certain future commercial disputes, and the Consortium also acknowledged and agreed that the project scope includes providing New Units that meet the standards of the NRC approved Design Control Document Revision 19. The October 2015 Amendment also established a dispute resolution board process for certain commercial claims and disputes, including any dispute that might arise with respect to the development of the revised construction milestone payment schedule referred to above. The EPC Contract was also revised to eliminate the requirement or ability to bring suit before substantial completion of the project.

Finally, the October 2015 Amendment provides SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be subject to adjustment for amounts paid since June 30, 2015. Were this fixed price option to be exercised, the aggregate delay-related liquidated damages referred to in (iii) above would be capped at $338 million per unit (SCE&G’s 55% portion being approximately $186 million per unit), and the completion bonus referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit). The exercise of this fixed price option would result in SCE&G’s total estimated project costs increasing by approximately $774 million over the $6.8 billion approved by the SCPSC in September 2015, and would bring its total estimated gross construction cost (including escalation and AFC) of the project to approximately $7.6 billion.

Resolution of the disputes as described in (i) above, or in the case of the exercise of the fixed price option, would result in estimated project costs above the amounts approved by the SCPSC; however, the guaranteed substantial completion dates fall within the SCPSC approved 18-month contingency periods. SCE&G held an allowable ex parte communication briefing with the SCPSC on November 19, 2015 and, following an evaluation as to whether to exercise the fixed price option, expects to file a petition in 2016, as provided under the BLRA, for an update to the project’s estimated capital cost and milestone schedule which would incorporate the impact of the October 2015 Amendment.

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes through both the informal and formal procedures and currently anticipates that any costs that arise through such dispute resolution processes (including those reflected in the October 2015 Amendment described above), as well as other costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost, including its cost of financing, of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the October 2015 Amendment, which has not been approved by the SCPSC, SCE&G’s currently projected cost would be approximately $750 million to $850 million for the additional 5% interest being acquired from Santee Cooper.

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

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation. SCE&G prepared and submitted an overall integration plan for the New Units to the NRC in August 2013. That plan is currently under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of carbon dioxide from newly constructed fossil fuel-fired units. The final rule requires all new coal-fired power plants to meet a carbon emission rate of 1,400 pounds carbon dioxide per MWh and new natural gas units to meet 1,000 pounds carbon dioxide per MWh. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. Consolidated SCE&G is evaluating the final rule, but does not plan to construct new coal-fired units in the foreseeable future.

In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule also provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The rule gives states from one to three years to issue SIPs, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. It is expected that South Carolina will request a two-year extension (until September 2018). On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. The order of the Supreme Court has no immediate impact on SCE&G and GENCO or their generation operations. Consolidated SCE&G is currently evaluating the rule and expects any costs incurred to comply with such rule to be recoverable through rates.

In July 2011, the EPA issued the CSAPR to reduce emissions of sulfur dioxide and nitrogen oxide from power plants in the eastern half of the United States. A series of court actions stayed this rule until October 23, 2014, when the Court of Appeals granted a motion to lift the stay. On December 3, 2014, the EPA published an interim final rule that aligns the dates in the CSAPR text with the revised court-ordered schedule, which delayed the implementation dates to 2015 for Phase 1 and to 2017 for Phase 2. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual sulfur dioxide emissions and annual or ozone season nitrogen oxide emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for sulfur dioxide and nitrogen oxide and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. On July 28, 2015, the Court of Appeals held that Phase 2 emissions budgets for certain states, including South Carolina, required reductions in emissions beyond the point necessary to achieve downwind attainment and were, therefore, invalid. The Court of Appeals remanded CSAPR, without vacating the rule, to the EPA for further consideration. The opinion of the Court of Appeals has no immediate impact on SCE&G and GENCO or their generation operations. Air quality control installations that SCE&G and GENCO have already completed have positioned them to comply with the existing allowances set by the CSAPR. Any cost incurred to comply with CSAPR are expected to be recoverable through rates.

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective. The rule provides up to four years for generating facilities to meet the standards, and SCE&G and GENCO's evaluation of the rule is ongoing. SCE&G's decision to retire certain coal-fired units (see Note 2) and its project to build the New Units along with other actions are expected to result in the SCE&G's compliance with MATS.

On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities under the MATS rule. SCE&G and GENCO have received a one year extension (until April 2016) to comply with MATS at Cope, McMeekin, Wateree and Williams Stations. These extensions will allow time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants that will enhance the control of certain MATS-regulated pollutants. On June 29, 2015, the U.S. Supreme Court ruled that the EPA unreasonably failed to consider costs in its decision to regulate, and remanded a case challenging the regulation on that basis to the Court of

Appeals. The Court noted during remand that EPA has said that it is on track to issue a revised "appropriate and necessary" finding by April 15, 2016. The ruling, however, is not expected to have an impact on SCE&G or GENCO due to the aforementioned retirements and conversions. SCE&G and GENCO currently are in compliance with the MATS rule and expect to remain in compliance.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule became effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. Consolidated SCE&G expects that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2015, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and has constructed a dry cask storage facility to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue until at least through 2017 and will cost an additional $18.5 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At December 31, 2015, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34.8 million and are included in regulatory assets.

Claims and Litigation

Consolidated SCE&G is subject to various claims and litigation incidental to its business operations which management anticipates will be resolved without a material impact on Consolidated SCE&G’s results of operations, cash flows or financial condition.

Operating Lease Commitments

Consolidated SCE&G is obligated under various operating leases for rail cars, vehicles, office space, furniture and equipment. Leases expire at various dates through 2051. Rent expense totaled approximately $12.3 million in 2015, $12.1 million in 2014 and $13.6 million in 2013. Future minimum rental payments under such leases will be $4 million in 2016, $2 million in 2017, $1 million in 2018, $1 million in 2019, $1 million in 2020 and $17 million thereafter.

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

The legal obligations associated with the retirement of long-lived tangible assets that result from their acquisition, construction, development and normal operation relate primarily to Consolidated SCE&G’s regulated utility operations. As of December 31, 2015, Consolidated SCE&G has recorded AROs of approximately $176 million for nuclear plant decommissioning (see Note 1) and AROs of approximately $312 million for other conditional obligations primarily related to generation, transmission and distribution properties, including gas pipelines. All of the amounts recorded are based upon estimates which are subject to varying degrees of imprecision, particularly since such payments will be made many years in the future.

 A reconciliation of the beginning and ending aggregate carrying amount of AROs is as follows:

Millions of dollars	2015	2014
Beginning balance	$536	$547
Liabilities incurred	—	3
Liabilities settled	(16)	(6)
Accretion expense	23	25
Revisions in estimated cash flows	(55)	(33)
Ending Balance	$488	$536

In 2015, revisions in estimated cash flows primarily relate to changes in the expected timing of ARO settlements due to changes in the estimated useful lives of certain electric utility properties identified as part of a customary depreciation study. In 2014 such revisions primarily relate to lower estimates for certain environmental clean up obligations at generation facilities.

11.                               AFFILIATED TRANSACTIONS

Prior to January 31, 2015, CGT was a wholly-owned subsidiary of SCANA and transported natural gas to SCE&G to serve retail gas customers and certain electric generation requirements.  SCE&G's purchases from CGT totaled approximately $3.4 million in 2015, $30.0 million in 2014 and $33.3 million in 2013.  SCE&G's payables to CGT for transportation services were $3.3 million at December 31, 2014, and SCE&G's receivables from CGT related to such transportation services were $1.2 million at December 31, 2014.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements. Such purchases totaled approximately $128.5 million in 2015, $195.7 million in 2014 and $166.9 million in 2013. SCE&G’s payables to SEMI for such purchases were $7.5 million and $12.6 million as of December 31, 2015 and 2014, respectively.

SCE&G owns 40% of Canadys Refined Coal, LLC which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method. SCE&G’s total purchases from this affiliate were $233.2 million in 2015, $260.3 million in 2014 and $134.2 million in 2013. SCE&G’s total sales to this affiliate were

$232.0 million in 2015, $259.0 million in 2014 and $133.6 million in 2013. SCE&G’s payable to this affiliate was $12.9 million at December 31, 2015 and $27.9 million at December 31, 2014 SCE&G’s receivable from this affiliate was $12.8 million at December 31, 2015 and $27.8 million at December 31, 2014.

SCANA Services, for itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services totaled $300.0 million in 2015, $292.2 million in 2014 and $285.6 million in 2013. Consolidated SCE&G's payables to SCANA Services for these services were $57.0 million and $47.3 million at December 31, 2015 and 2014, respectively.

Borrowings from and investments in an affiliated money pool are described in Note 4. SCE&G's participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are described in Note 8.

12.                               SEGMENT OF BUSINESS INFORMATION

Consolidated SCE&G’s reportable segments follow the same accounting policies as those described in Note 1 and reflect the effect of certain reclassifications described therein.

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

The consolidated financial statements report operating revenues which are comprised of the reportable segments. Revenues from non-reportable segments are included in Other Income. Segment Assets include utility plant, net for all reportable segments. As a result, adjustments to assets include non-utility plant and non-fixed assets for the segments. Adjustments to Interest Expense and Deferred Tax Assets include amounts that are not allocated to the segments. Expenditures for Assets are adjusted for revisions to estimated cash flows related to AROs, and totals not allocated to other segments.

Disclosure of Reportable Segments (Millions of dollars)

	Electric Operations	Gas Distribution	Adjustments/ Eliminations	Consolidated Total
2015
External Revenue	$2,557	$373	—	$2,930
Operating Income	876	58	—	934
Interest Expense	17	—	$231	248
Depreciation and Amortization	277	28	(11)	294
Segment Assets	10,883	757	3,125	14,765
Expenditures for Assets	1,087	57	(136)	1,008
Deferred Tax Assets	5	n/a	(5)	—

2014
External Revenue	$2,629	$462	—	$3,091
Operating Income	768	62	—	830
Interest Expense	19	—	$209	228
Depreciation and Amortization	300	27	(12)	315
Segment Assets	10,182	721	3,175	14,078
Expenditures for Assets	936	55	(57)	934
Deferred Tax Assets	11	n/a	(11)	—

2013
External Revenue	$2,431	$414	—	$2,845
Operating Income	679	58	—	737
Interest Expense	19	—	$198	217
Depreciation and Amortization	294	26	(7)	313
Segment Assets	9,488	686	2,499	12,673
Expenditures for Assets	907	45	51	1,003
Deferred Tax Assets	10	n/a	(10)	—

13.                               QUARTERLY FINANCIAL DATA (UNAUDITED)

Millions of dollars	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Annual
2015
Total operating revenues	$772	$709	$806	$643	$2,930
Operating income	237	218	307	172	934
Net Income	126	111	167	76	480
Earnings Available to Common Shareholder	122	107	164	73	466

2014
Total operating revenues	$859	$698	$812	$722	$3,091
Operating income	239	145	272	174	830
Net Income	126	99	157	76	458
Earnings Available to Common Shareholder	123	96	154	73	446

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A.  CONTROLS AND PROCEDURES

SCANA:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2015, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of SCANA’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2015, SCANA's disclosure controls and procedures were effective.

Management’s Evaluation of Internal Control Over Financial Reporting:

As of December 31, 2015, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of any change in SCANA's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2015. There has been no change in SCANA’s internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

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

SCANA’s management assessed the effectiveness of SCANA’s internal control over financial reporting as of December 31, 2015.  In making this assessment, SCANA used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework (2013). Based on this assessment, SCANA’s management believes that, as of December 31, 2015, internal control over financial reporting is effective based on those criteria.

SCANA’s independent registered public accounting firm has issued an attestation report on SCANA’s internal control over financial reporting. This report follows.

ATTESTATION REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON INTERNAL CONTROL OVER FINANCIAL REPORTING

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
SCANA Corporation
Cayce, South Carolina

We have audited the internal control over financial reporting of SCANA Corporation and subsidiaries (the "Company") as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the year ended December 31, 2015, of the Company and our report dated February 26, 2016, expressed an unqualified opinion on those financial statements and financial statement schedule.

/s/DELOITTE & TOUCHE LLP
Charlotte, North Carolina
February 26, 2016

SCE&G:

Evaluation of Disclosure Controls and Procedures:

As of December 31, 2015, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of the effectiveness of the design and operation of SCE&G’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934). Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2015, SCE&G's disclosure controls and procedures were effective.

Management’s Evaluation of Internal Control Over Financial Reporting:

As of December 31, 2015, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of any change in SCE&G's internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Securities Exchange Act of 1934) during the quarter ended December 31, 2015. There has been no change in SCE&G’s internal controls over financial reporting during the quarter ended December 31, 2015 that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

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

SCE&G’s management assessed the effectiveness of SCE&G’s internal control over financial reporting as of December 31, 2015. In making this assessment, SCE&G used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013). Based on this assessment, SCE&G’s management believes that, as of December 31, 2015, internal control over financial reporting is effective based on those criteria.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

SCANA: A list of SCANA’s executive officers is in Part I of this annual report at page 23. The other information required by ITEM 10 is incorporated herein by reference to the captions “INFORMATION ABOUT EXPERIENCE AND QUALIFICATION OF DIRECTORS AND NOMINEES,” “NOMINEES FOR DIRECTORS,” “CONTINUING DIRECTORS,” “BOARD MEETINGS-COMMITTEES OF THE BOARD”, “GOVERNANCE INFORMATION-SCANA’s Code of Conduct & Ethics” and “OTHER INFORMATION-Section 16(a) Beneficial Ownership Reporting Compliance” in SCANA’s definitive proxy statement for the 2016 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 11.  EXECUTIVE COMPENSATION

SCANA: The information required by ITEM 11 is incorporated herein by reference to the captions “Compensation Committee Interlocks and Insider Participation,” “Compensation Discussion and Analysis,” Compensation Committee Report,” “Summary Compensation Table,” “2015 Grants of Plan-Based Awards,” “Outstanding Equity Awards at 2015 Fiscal Year-End,” “2015 Option Exercises and Stock Vested,” “Pension Benefits,” “2015 Nonqualified Deferred Compensation,” and “Potential Payments Upon Termination or Change in Control,” under the heading “EXECUTIVE COMPENSATION” and the heading “DIRECTOR COMPENSATION” in SCANA’s definitive proxy statement for the 2016 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SCANA: Information required by ITEM 12 is incorporated herein by reference to the caption “SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in SCANA’s definitive proxy statement for the 2016 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

Equity securities issuable under SCANA’s compensation plans at December 31, 2015 are summarized as follows:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders:	-
2015 Long-Term Equity Compensation Plan	157,316	(1)	n/a	4,842,684
Prior Long-Term Equity Compensation Plan	493,611	(2)	n/a	—
Non-Employee Director Compensation Plan	n/a		n/a	49,913
Equity compensation plans not approved by security holders	n/a		n/a	n/a
Total	650,927		n/a	4,892,597

(1) Represents unearned non-vested performance share awards from the 2015-2017 performance period assuming a target level payout.
(2) Represents earned non-vested performance share awards from the 2014-2016 performance period at achieved levels and unearned non-vested performance share awards from the 2014-2016 performance period assuming a target level payout. Also includes 226,902 performance shares related to vested grants from the 2013-2015 performance period which were settled in cash rather than shares in February 2016. The remaining award amount of 266,709 will be 128,132 higher if maximum level payout is earned for the 2014-2016 performance period.

SCE&G: Not applicable.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

SCANA: The information required by ITEM 13 is incorporated herein by reference to the captions “RELATED PARTY TRANSACTIONS” and “GOVERNANCE INFORMATION - Director Independence” in SCANA’s definitive proxy statement for the 2016 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

SCE&G: Not applicable.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

SCANA: The information required by ITEM 14 is incorporated herein by reference to “PROPOSAL 2-APPROVAL OF THE APPOINTMENT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM” in SCANA’s definitive proxy statement for the 2016 annual meeting of shareholders which will be filed with the SEC pursuant to Regulation 14A, promulgated under the Securities and Exchange Act of 1934 within 120 days after the end of SCANA’s fiscal year.

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

Independent Registered Public Accounting Firm’s Fees

The following table sets forth the aggregate fees, all of which were approved by the Audit Committee, charged to SCE&G and its consolidated affiliates for the fiscal years ended December 31, 2015 and 2014 by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates.

	2015	2014
Audit Fees (1)	$2,032,222	$1,977,658
Audit-Related Fees (2)	114,832	123,107
Total Fees	$2,147,054	$2,100,765

(1) Fees for audit services billed in 2015 and 2014 consisted of audits of annual financial statements, comfort letters, statutory and regulatory audits, consents and other services related to SEC filings, and accounting research.

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

Schedule II—Valuation and Qualifying Accounts
(in millions)

		Additions
Description	Beginning Balance	Charged to Income	Charged to Other Accounts	Deductions from Reserves	Ending Balance
SCANA:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2015	$7	$12	—	$14	$5
2014	6	16	—	15	7
2013	7	13	—	14	6
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2015	$5	$11	—	$10	$6
2014	6	7	—	8	5
2013	6	4	—	4	6

SCE&G:
Reserves deducted from related assets on the balance sheet:
Uncollectible accounts
2015	$4	$6	—	$7	$3
2014	3	8	—	7	4
2013	3	7	—	7	3
Reserves other than those deducted from assets on the balance sheet:
Reserve for injuries and damages
2015	$3	$11	—	$9	$5
2014	5	1	—	3	3
2013	5	3	—	3	5

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries thereof.

SCANA CORPORATION

BY:	/s/ K. B. Marsh
K. B. Marsh, Chairman of the Board, President, Chief Executive Officer, Chief Operating Officer and Director

DATE:	February 26, 2016

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

/s/ J. E. Addison
J. E. Addison Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ J. E. Swan, IV
J. E. Swan, IV Controller
(Principal Accounting Officer)

Other Directors*:
G. E. Aliff	L. M. Miller
J. A. Bennett	J. W. Roquemore
J. F. A. V. Cecil	M. K. Sloan
S. A. Decker	H. C. Stowe
D. M. Hagood	A. Trujillo
J. M. Micali

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 26, 2016

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. The signature of the undersigned company shall be deemed to relate only to matters having reference to such company and any subsidiaries or consolidated affiliates thereof.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

BY:	/s/ K. B. Marsh
K. B. Marsh, Chairman of the Board, Chief Executive Officer and Director

DATE:	February 26, 2016

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

/s/ J. E. Addison
J. E. Addison Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ J. E. Swan, IV
J. E. Swan, IV Controller
(Principal Accounting Officer)

Other Directors*:
G. E. Aliff	L. M. Miller
J. A. Bennett	J. W. Roquemore
J. F. A. V. Cecil	M. K. Sloan
S. A. Decker	H. C. Stowe
D. M. Hagood	A. Trujillo
J. M. Micali

*                                         Signed on behalf of each of these persons by Ronald T. Lindsay, Attorney-in-Fact

DATE: February 26, 2016

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

4.05		X	First Supplemental Indenture to Indenture referred to in Exhibit 4.04 dated as of June 1, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-49421 and incorporated by reference herein)
4.06		X	Second Supplemental Indenture to Indenture referred to in Exhibit 4.04 dated as of June 15, 1993 (Filed as Exhibit 4-G to Registration Statement No. 33-57955 and incorporated by reference herein)
4.07		X
Third Supplemental Indenture to Indenture referred to in Exhibit 4.04 dated as of September 1, 2013 (Filed as Exhibit 4.12 to Post-Effective Amendment to Registration Statement No. 333-184426-01 and incorporated by reference herein)

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

10.03	X	X
Amendment to EPC Contract referred to in Exhibit 10.01 dated October 27, 2015 (Filed as Exhibit 10.05 to Form 10-Q for the quarter ended September 30, 2015 (File No. 001-08809 (SCANA); (File No. 001-03375 (SCE&G)) and incorporated by reference herein)

*10.04	X	X
SCANA Executive Deferred Compensation Plan (including amendments through November 25, 2014) (Filed as Exhibit 10.03 to Form 10-K for the year ended December 31, 2014 (File No. 001-08809 (SCANA); (File No. 001-03375 (SCE&G)) and incorporated by reference herein)

*10.05	X	X	SCANA Supplemental Executive Retirement Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.05 to Registration Statement No. 333-174796 and incorporated by reference herein)
*10.06	X	X
SCANA Director Compensation and Deferral Plan (including amendments through November 30, 2014) (Filed as Exhibit 10.05 to Form 10-K for the year ended December 31, 2014 (File No. 001-08809 (SCANA); (File No. 001-03375 (SCE&G)) and incorporated by reference herein)

*10.07	X	X
SCANA Long-Term Equity Compensation Plan as amended and restated (including amendments through December 31, 2009) (Filed as Exhibit 99.06 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.08	X	X	SCANA Long-Term Equity Compensation Plan effective February 19, 2015 (Filed as Exhibit 4.05 to Registration Statement No. 333-204218 and incorporated by reference herein)
*10.09	X	X	SCANA Supplementary Executive Benefit Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.07 to Registration Statement No. 333-174796 and incorporated by reference herein)
*10.10	X	X	SCANA Short-Term Annual Incentive Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.08 to Registration Statement No. 333-174796 and incorporated by reference herein)
*10.11	X	X
SCANA Supplementary Key Executive Severance Benefits Plan (including amendments through December 31, 2009) (Filed as Exhibit 99.09 to Registration Statement No. 333-174796 and incorporated by reference herein)

*10.12	X	X
Description of SCANA Whole Life Option (Filed as Exhibit 10-F for the year ended December 31, 1991, under cover of Form SE (File No. 001-08809 (SCANA); (File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.13		X	Service Agreement between SCE&G and SCANA Services, Inc., effective January 1, 2004 (Filed as Exhibit 99.10 to Registration Statement No. 333-174796 and incorporated by reference herein)
10.14	X		Form of Indemnification Agreement (Filed as Exhibit 10.01 to Form 10-Q dated June 30, 2012 (File No. 001-08809) and incorporated by reference herein)
10.15	X
Second Amended and Restated Five-Year Credit Agreement dated as of December 17, 2015, by and among SCANA; the lenders identified therein; Wells Fargo Bank, National Association, as Issuing Bank, Swingline Lender and Agent; Morgan Stanley Bank, N.A., as Issuing Bank; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., MUFG Union Bank, N.A., TD Bank N.A. and UBS Securities, LLC, as Documentation Agents (Filed as Exhibit 99.1 to Form 8-K on December 22, 2015 (File No. 001-08809) and incorporated by reference herein)

10.16	X	X
Second Amended and Restated Five-Year Credit Agreement dated as of December 17, 2015, by and among SCE&G; the lenders identified therein; Wells Fargo Bank, National Association, as Issuing Bank, Swingline Lender and Agent; Bank of America, N.A., as Issuing Bank and Co-Syndication Agent; Morgan Stanley Senior Funding, Inc., as Co-Syndication Agent; and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., MUFG Union Bank, N.A., TD Bank N.A. and UBS Securities, LLC, as Documentation Agents (Filed as Exhibit 99.2 to Form 8-K on December 22, 2015 (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.17	X	X
Amended and Restated Three-Year Credit Agreement dated as of December 17, 2015, by and among SCE&G; the lenders identified therein; Wells Fargo Bank, National Association, as Swingline Lender and Agent; Morgan Stanley Bank, N.A., as Issuing Bank; Bank of America, N.A. as Issuing Bank and Co-Syndication Agent; Morgan Stanley Senior Funding, Inc., as Co-Syndication Agent; and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., MUFG Union Bank, N.A., TD Bank N.A. and UBS Securities, LLC, as Documentation Agents (Filed as Exhibit 99.3 to Form 8-K on December 22, 2015 (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.18	X	X
Second Amended and Restated Five-Year Credit Agreement dated as of December 17, 2015, by and among Fuel Company; the lenders identified therein; Wells Fargo Bank, National Association, as Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., MUFG Union Bank, N.A., TD Bank N.A. and UBS Securities, LLC, as Documentation Agents (Filed as Exhibit 99.4 to Form 8-K on December 22, 2015 (File No. 001-08809 (SCANA); (File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.19	X
Second Amended and Restated Five-Year Credit Agreement dated as of December 17, 2015, by and among PSNC Energy; the lenders identified therein; Wells Fargo Bank, National Association, as Issuing Bank, Swingline Lender and Agent; Bank of America, N.A. and Morgan Stanley Senior Funding, Inc., as Co-Syndication Agents; and Branch Banking and Trust Company, Credit Suisse AG, Cayman Islands Branch, JPMorgan Chase Bank, N.A., Mizuho Bank, LTD., MUFG Union Bank, N.A., TD Bank N.A. and UBS Securities, LLC, as Documentation Agents (Filed as Exhibit 99.5 to Form 8-K on December 22, 2015 (File No. 001-08809) and incorporated by reference herein)

*10.20	X		General Release and Severance Agreement between SCANA and George J. Bullwinkel, Jr. (Filed as Exhibit 10.02 to Form 10-Q for the quarter ended March 31, 2015 and incorporated by reference herein)
*10.21	X		Independent Contractor Agreement SCANA Services, Inc. and George J. Bullwinkel, Jr. (Filed as Exhibit 10.03 to Form 10-Q for the quarter ended March 31, 2015 and incorporated by reference herein)
12.01	X	X	Statement Re Computation of Ratios (Filed herewith)
21.01	X		Subsidiaries of the registrant (Filed herewith under the heading “Corporate Structure and Segments of Business” in PART I, ITEM I of this Form 10-K and incorporated by reference herein)
23.01	X		Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)
23.02		X	Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed herewith)
24.01	X		Power of Attorney (Filed herewith)
24.02		X	Power of Attorney (Filed herewith)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02		X	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
101. INS**	X	X	XBRL Instance Document
101. SCH**	X	X	XBRL Taxonomy Extension Schema
101. CAL**	X	X	XBRL Taxonomy Extension Calculation Linkbase
101. DEF**	X	X	XBRL Taxonomy Extension Definition Linkbase
101. LAB**	X	X	XBRL Taxonomy Extension Label Linkbase
101. PRE**	X	X	XBRL Taxonomy Extension Presentation Linkbase

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