Form 10-Q
period 2016-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2016-05-06
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 30, 2016
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
 (a) Held beneficially and of record by SCANA Corporation.

This combined Form 10-Q is separately filed by SCANA Corporation and South Carolina Electric & Gas Company.  Information contained herein relating to any individual registrant is filed by such registrant on its own behalf.  South Carolina Electric & Gas Company makes no representation as to information relating to SCANA Corporation or its subsidiaries (other than South Carolina Electric & Gas Company and its consolidated affiliates).

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

(19)	the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(20)	labor disputes;

(21)	performance of SCANA’s pension plan assets;

(22)	changes in tax laws and realization of tax benefits and credits, including production tax credits for new nuclear units;

(23)	inflation or deflation;

(24)	compliance with regulations;

(25)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(26)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CB&I	Chicago Bridge & Iron Company N.V.
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and Stone & Webster
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DCGT	Dominion Carolina Gas Transmission, LLC
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
DOE	United States Department of Energy
DSM Programs	Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant

MMBTU	Million British Thermal Units
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
October 2015 Amendment	Amendment, dated October 27,2015, to the EPC Contract
ORS	South Carolina Office of Regulatory Staff
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Retail Gas Marketing	SCANA Energy
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
SIP	State Implementation Plan
Spirit Communications	SCTG Communications, Inc. (a wholly owned subsidiary of SCTG, LLC) d/b/a Spirit Communications
Stone & Webster	Stone & Webster, a subsidiary of WECTEC, LLC, a wholly-owned subsidiary of WEC
Summer Station	V. C. Summer Nuclear Station
Supreme Court	United States Supreme Court
VIE	Variable Interest Entity
WEC	Westinghouse Electric Company LLC
WNA	Weather Normalization Adjustment

PART I.  FINANCIAL INFORMATION
ITEM 1. F INANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	March 31, 2016	December 31, 2015
Assets
Utility Plant In Service	$12,942	$12,883
Accumulated Depreciation and Amortization	(4,327)	(4,307)
Construction Work in Progress	4,245	4,051
Nuclear Fuel, Net of Accumulated Amortization	295	308
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	13,365	13,145
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $128 and $124	280	280
Assets held in trust, net-nuclear decommissioning	119	115
Other investments	73	71
Nonutility Property and Investments, Net	472	466
Current Assets:
Cash and cash equivalents	86	176
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $5	505	505
Other	142	227
Inventories (at average cost):
Fuel and gas supply	134	164
Materials and supplies	148	148
Prepayments	119	115
Other current assets	83	43
Total Current Assets	1,217	1,378
Deferred Debits and Other Assets:
Regulatory assets	2,068	1,937
Other	246	220
Total Deferred Debits and Other Assets	2,314	2,157
Total	$17,368	$17,146

See Combined Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2016	December 31, 2015
Capitalization and Liabilities
Common Stock - no par value, 142.9 million shares outstanding	$2,390	$2,390
Retained Earnings	3,212	3,118
Accumulated Other Comprehensive Loss	(63)	(65)
Total Common Equity	5,539	5,443
Long-Term Debt, net	5,879	5,882
Total Capitalization	11,418	11,325
Current Liabilities:
Short-term borrowings	917	531
Current portion of long-term debt	116	116
Accounts payable	369	590
Customer deposits and customer prepayments	176	137
Taxes accrued	83	242
Interest accrued	85	83
Dividends declared	80	76
Derivative financial instruments	113	50
Other	92	127
Total Current Liabilities	2,031	1,952
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,898	1,907
Asset retirement obligations	522	520
Pension and other postretirement benefits	318	315
Regulatory liabilities	847	855
Other	334	272
Total Deferred Credits and Other Liabilities	3,919	3,869
Commitments and Contingencies (Note 9)
Total	$17,368	$17,146

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2016	2015
Operating Revenues:
Electric	$592	$629
Gas - regulated	299	369
Gas - nonregulated	281	391
Total Operating Revenues	1,172	1,389
Operating Expenses:
Fuel used in electric generation	136	174
Purchased power	11	13
Gas purchased for resale	359	523
Other operation and maintenance	181	173
Depreciation and amortization	91	96
Other taxes	63	59
Total Operating Expenses	841	1,038
Gain on sale of CGT, net of transaction costs	—	235
Operating Income	331	586
Other Income (Expense):
Other income	16	19
Other expense	(14)	(12)
Gain on sale of SCI, net of transaction costs	—	107
Interest charges, net of allowance for borrowed funds used during construction of $4 and $3	(83)	(77)
Allowance for equity funds used during construction	5	5
Total Other Income (Expense)	(76)	42
Income Before Income Tax Expense	255	628
Income Tax Expense	79	228
Net Income	$176	$400

Earnings Per Share of Common Stock	$1.23	$2.80
Weighted Average Common Shares Outstanding (millions)	142.9	142.9
Dividends Declared Per Share of Common Stock	$0.575	$0.545

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2016	2015
Net Income	$176	$400
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized losses on cash flow hedging activities arising during period, net of tax of $(3) and $(2)	(5)	(3)
Cash flow hedging activities reclassified to interest expense, net of tax of $1 and $1	2	2
Cash flow hedging activities reclassified to gas purchased for resale, net of tax of $3 and $5	5	7
Net unrealized gains on cash flow hedging activities	2	6
Deferred cost of employee benefit plans, net of tax of $- and $(3)	—	(4)
Other Comprehensive Income	2	2
Total Comprehensive Income	$178	$402

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2016	2015
Cash Flows From Operating Activities:
Net income	$176	$400
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sale of subsidiaries	—	(353)
Losses from equity method investments	—	1
Deferred income taxes, net	(11)	(74)
Depreciation and amortization	94	100
Amortization of nuclear fuel	14	13
Allowance for equity funds used during construction	(5)	(5)
Carrying cost recovery	(4)	(3)
Changes in certain assets and liabilities:		—
Receivables	—	33
Inventories	11	31
Prepayments	(11)	218
Regulatory assets	—	28
Regulatory liabilities	(1)	6
Accounts payable	(39)	(67)
Taxes accrued	(159)	(71)
Derivative financial instruments	(3)	(22)
Other assets	(20)	(6)
Other liabilities	19	(34)
Net Cash Provided From Operating Activities	61	195
Cash Flows From Investing Activities:
Property additions and construction expenditures	(385)	(352)
Proceeds from sale of subsidiaries	—	645
Proceeds from investments (including derivative collateral returned)	198	318
Purchase of investments (including derivative collateral posted)	(264)	(400)
Net Cash Provided From (Used For) Investing Activities	(451)	211
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	14
Repayment of long-term debt	(8)	(158)
Dividends	(78)	(75)
Short-term borrowings, net	386	(293)
Net Cash Provided From (Used for) Financing Activities	300	(512)
Net Decrease In Cash and Cash Equivalents	(90)	(106)
Cash and Cash Equivalents, January 1	176	137
Cash and Cash Equivalents, March 31	$86	$31
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $4 and $3)	$77	$81
– Income taxes	141	8
Noncash Investing and Financing Activities:
Accrued construction expenditures	142	84
Capital leases	5	2

 See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Shares	Retained Earnings	Gains (Losses) Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2016	143	$2,402	$(12)	$3,118	$(53)	$(12)	$(65)	$5,443
Net Income				176				176
Other Comprehensive Income (Loss)
Losses arising during the period					(5)	—	(5)	(5)
Losses/amortization reclassified from AOCI					7	—	7	7
Total Comprehensive Income				176	2	—	2	178
Dividends Declared				(82)				(82)
Balance as of March 31, 2016	143	$2,402	$(12)	$3,212	$(51)	$(12)	$(63)	$5,539

Balance as of January 1, 2015	143	$2,388	$(10)	$2,684	$(63)	$(12)	$(75)	$4,987
Net Income				400				400
Other Comprehensive Income (Loss)
Losses arising during the period					(3)	(4)	(7)	(7)
Losses/amortization reclassified from AOCI					9	—	9	9
Total Comprehensive Income (Loss)				400	6	(4)	2	402
Issuance of Common Stock	—	14						14
Dividends Declared				(78)				(78)
Balance as of March 31, 2015	143	$2,402	$(10)	$3,006	$(57)	$(16)	$(73)	$5,325

Dividends declared per share of common stock were $0.575 and $0.545 for March 31, 2016 and 2015, respectively.

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	March 31, 2016	December 31, 2015
Assets
Utility Plant In Service	$11,195	$11,153
Accumulated Depreciation and Amortization	(3,883)	(3,869)
Construction Work in Progress	4,141	3,997
Nuclear Fuel, Net of Accumulated Amortization	295	308
Utility Plant, Net ($683 and $700 related to VIEs)	11,748	11,589
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	68	68
Assets held in trust, net-nuclear decommissioning	119	115
Other investments	1	1
Nonutility Property and Investments, Net	188	184
Current Assets:
Cash and cash equivalents	57	130
Receivables:
Customer, net of allowance for uncollectible accounts of $3 and $3	320	324
Affiliated companies	15	22
Other	114	202
Inventories (at average cost):
Fuel	92	98
Materials and supplies	135	136
Prepayments	87	92
Other current assets	52	15
Total Current Assets ($90 and $88 related to VIEs)	872	1,019
Deferred Debits and Other Assets:
Regulatory assets	1,986	1,857
Other	138	116
Total Deferred Debits and Other Assets ($58 and $53 related to VIEs)	2,124	1,973
Total	$14,932	$14,765

See Combined Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2016	December 31, 2015
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,760	$2,760
Retained Earnings	2,306	2,265
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,063	5,022
Noncontrolling Interest	130	129
Total Equity	5,193	5,151
Long-Term Debt, net	4,656	4,659
Total Capitalization	9,849	9,810
Current Liabilities:
Short-term borrowings	870	420
Current portion of long-term debt	111	110
Accounts payable	245	469
Affiliated payables	116	113
Customer deposits and customer prepayments	129	93
Taxes accrued	76	299
Interest accrued	66	66
Dividends declared	74	75
Derivative financial instruments	101	34
Other	42	61
Total Current Liabilities	1,830	1,740
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,717	1,732
Asset retirement obligations	490	488
Pension and other postretirement benefits	188	186
Regulatory liabilities	623	635
Other	218	157
Other affiliate	17	17
Total Deferred Credits and Other Liabilities	3,253	3,215
Commitments and Contingencies (Note 9)
Total	$14,932	$14,765

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2016	2015
Operating Revenues:
Electric	$593	$630
Gas	124	142
Total Operating Revenues	717	772
Operating Expenses:
Fuel used in electric generation	136	174
Purchased power	11	13
Gas purchased for resale	56	74
Other operation and maintenance	146	139
Depreciation and amortization	74	80
Other taxes	58	55
Total Operating Expenses	481	535
Operating Income	236	237
Other Income (Expense):
Other income	5	9
Other expense	(8)	(8)
Interest charges, net of allowance for borrowed funds used during construction of $3 and $3	(66)	(59)
Allowance for equity funds used during construction	5	5
Total Other Income (Expense)	(64)	(53)
Income Before Income Tax Expense	172	184
Income Tax Expense	56	58
Net Income	116	126
Net Income Attributable to Noncontrolling Interest	(3)	(4)
Earnings Available to Common Shareholder	$113	$122

Dividends Declared on Common Stock	$74	$71

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2016	2015
Net Income and Total Comprehensive Income	$116	$126
Comprehensive income attributable to noncontrolling interest	(3)	(4)
Comprehensive income available to common shareholder	$113	$122

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2016	2015
Cash Flows From Operating Activities:
Net income	$116	$126
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	1	1
Deferred income taxes, net	(15)	7
Depreciation and amortization	76	82
Amortization of nuclear fuel	14	13
Allowance for equity funds used during construction	(5)	(5)
Carrying cost recovery	(4)	(3)
Changes in certain assets and liabilities:
Receivables	7	(68)
Receivables - affiliate	(2)	90
Inventories	(3)	—
Prepayments	(3)	75
Regulatory assets	2	22
Regulatory liabilities	(1)	6
Accounts payable	(23)	(205)
Accounts payable - affiliate	(8)	185
Taxes accrued	(223)	(50)
Other assets	(9)	(3)
Other liabilities	25	(49)
Net Cash Provided From (Used For) Operating Activities	(55)	224
Cash Flows From Investing Activities:
Property additions and construction expenditures	(337)	(319)
Proceeds from investments (including derivative collateral returned)	171	274
Purchase of investments (including derivative collateral posted)	(239)	(356)
Proceeds from money pool investments	9	80
Net Cash Used For Investing Activities	(396)	(321)
Cash Flows From Financing Activities:
Repayment of long-term debt	(8)	(8)
Dividends	(75)	(74)
Return of capital to parent	—	(4)
Money pool borrowings, net	11	192
Short-term borrowings, net	450	(99)
Net Cash Provided From Financing Activities	378	7
Net Decrease In Cash and Cash Equivalents	(73)	(90)
Cash and Cash Equivalents, January 1	130	100
Cash and Cash Equivalents, March 31	$57	$10

Supplemental Cash Flow Information:
Cash paid for – Interest (net of capitalized interest of $3 and $3)	$63	$62
– Income taxes paid	175	—
– Income taxes received	7	83
Noncash Investing and Financing Activities:
Accrued construction expenditures	109	76
Capital leases	5	2

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock		Retained	Accumulated Other Comprehensive	Noncontrolling	Total
Millions	Shares	Amount	Earnings	Income (Loss)	Interest	Equity
Balance at January 1, 2016	40	$2,760	$2,265	$(3)	$129	$5,151
Earnings available to common shareholder			113		3	116
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			113	—	3	116
Cash dividend declared			(72)		(2)	(74)
Balance at March 31, 2016	40	$2,760	$2,306	$(3)	$130	$5,193

Balance at January 1, 2015	40	$2,560	$2,077	$(3)	$123	$4,757
Earnings available to common shareholder			122		4	126
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			122	—	4	126
Capital contributions returned to parent		(4)				(4)
Cash dividend declared			(69)		(1)	(70)
Balance at March 31, 2015	40	$2,556	$2,130	$(3)	$126	$4,809

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
South Carolina Electric & Gas Company and Affiliates
Combined Notes to Condensed Consolidated Financial Statements
(Unaudited)

The following unaudited notes to the condensed consolidated financial statements are a combined presentation. Except as otherwise indicated herein, each note applies to the Company and Consolidated SCE&G; however, Consolidated SCE&G makes no representation as to information relating solely to SCANA Corporation or its subsidiaries (other than Consolidated SCE&G).

The following notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in each company's Annual Report on Form 10-K for the year ended December 31, 2015. These are interim financial statements and, due to the seasonality of each company's business and matters that may occur during the rest of the year, the amounts reported in the Condensed Consolidated Statements of Income are not necessarily indicative of amounts expected for the full year.  In the opinion of the respective company's management, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation and Variable Interest Entities

The condensed consolidated financial statements of the Company include, after eliminating intercompany balances and transactions, the accounts of the parent holding company and each of its subsidiaries, including Consolidated SCE&G. Accordingly, discussions regarding the Company's financial results necessarily include the results of Consolidated SCE&G.

SCE&G has determined that it has a controlling financial interest in GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, Consolidated SCE&G's condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, SCE&G’s parent. As a result, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in Consolidated SCE&G’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $488 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission allowances. See also Note 4.

Income Statement Presentation

Revenues and expenses arising from regulated businesses and, in the case of the Company, retail natural gas marketing businesses (including those activities of segments described in Note 10) are presented within operating income, and all other activities are presented within other income (expense). Consistent with this presentation, the Company presents the 2015 gain on the sale of CGT within operating income and the 2015 gain on the sale of SCI within other income (expense).

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held 29% and 46% of PSNC Energy’s natural gas inventory at March 31, 2016 and December 31, 2015, respectively, with a carrying value of $6.0 million and $17.7 million, respectively, through an agency relationship.  Under the terms of the asset management agreement, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under the supply service agreement. This agreement expires on March 31, 2017.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. The Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method. The weighted average number of common shares for each period presented for basic and diluted earnings per share purposes were identical.

Dispositions

In the first quarter of 2015, SCANA sold CGT and SCI. CGT was an interstate natural gas pipeline regulated by FERC that transported natural gas in South Carolina and southeastern Georgia, and it was sold to Dominion Resources, Inc. SCI provided fiber optic communications and other services and built, managed and leased communications towers in several southeastern states, and it was sold to a subsidiary of Spirit Communications. These sales resulted in recognition of pre-tax gains totaling approximately $342 million. As previously noted, the pre-tax gain from the sale of CGT is included within Operating Income and the pre-tax gain from the sale of SCI is included within Other Income (Expense) on the Company's condensed consolidated statement of income.

CGT and SCI operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. In addition, neither CGT nor SCI met accounting criteria for disclosure as a reportable segment and were included within the All Other caption in Note 10. The sales of CGT and SCI did not represent a strategic shift that had a major effect on the Company's operations; therefore, these sales did not meet the criteria for classification as discontinued operations.

Reclassifications

Certain prior period amounts within the reconciliations of Net income to Net Cash Provided From Operating Activities on the Condensed Consolidated Statements of Cash Flows of the Company and Consolidated SCE&G have been reclassified to conform to the current period presentation. Specifically, $81 million of non-cash changes in fair value of interest rate swaps has been reclassified from the Derivative financial instruments caption, with offsetting reclassifications of $96 million and $(15) million within changes in the Regulatory assets and changes in Other liabilities captions, respectively. Additionally, due to insignificance, the captions for changes in Interest accrued and changes in Pension and other postretirement benefits which were utilized in the reconciliation for the prior period have been eliminated and their amounts included within changes in Other liabilities. These reclassifications had no effect on Net Cash Provided From Operating Activities or on any other subtotal in the Condensed Consolidated Statements of Cash Flows.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance must be adopted no later than the first quarter of 2018, and early adoption is permitted in the first quarter of 2017. Adoption using a retrospective method is required, with options to elect certain practical expedients or to recognize a cumulative effect in the year of initial adoption. The Company and Consolidated SCE&G have not determined when this guidance will be adopted or what practical expedients will be elected. The Company and Consolidated SCE&G have not determined the impact this guidance will have on their respective financial statements.

In April 2015, the FASB issued accounting guidance related to fees paid by a customer in a cloud computing arrangement.  Among other things, the guidance clarifies how to account for a software license element included in a cloud computing arrangement, and makes explicit that a cloud computing arrangement not containing a software license element should be accounted for as a service contract. This guidance was adopted in the first quarter of 2016 and had no impact on the Company’s or Consolidated SCE&G's financial statements.

In July 2015, the FASB issued accounting guidance intended to simplify the subsequent measurement of inventory cost by requiring most inventory to be measured at the lower of cost and net realizable value. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2017. The Company and Consolidated SCE&G are evaluating this guidance and have not determined what impact it will have on their respective financial statements.

In January 2016, the FASB issued accounting guidance intended to clarify the classification and measurement of financial instruments and financial liabilities, among other things. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018. The Company and Consolidated SCE&G are evaluating this guidance and have not determined what impact it will have on their respective financial statements.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over twelve months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily of the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight line basis, also depending on the nature of the assets and relative consumption. The guidance will be effective for years beginning in 2019. The Company and Consolidated SCE&G have not determined what impact this guidance will have on their respective financial statements.

In March 2016, the FASB issued accounting guidance changing how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2017. The Company and Consolidated SCE&G are evaluating this guidance and have not determined what impact it will have on their respective financial statements.

2.RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

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

By Order dated April 29, 2016, the SCPSC approved a settlement agreement among SCE&G, ORS and certain other parties to decrease the total fuel cost component of retail electric rates. SCE&G will reduce the total fuel cost component of retail electric rates to reflect lower projected fuel costs and to eliminate over-collected balances of approximately $61 million for base fuel and environmental costs over a 12-month period beginning with the first billing cycle of May 2016. SCE&G will also recover projected DER program costs of $6.9 million beginning with the first billing cycle of May 2016.

Electric - Base Rates

Pursuant to a SCPSC order, SCE&G removes from rate base deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three months ended March 31, 2016 totaled $3.1 million, and during the three months ended March 31, 2015 totaled $1.9 million. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

By Order dated April 29, 2016, the SCPSC approved SCE&G’s request to increase its pension costs component rider. This pension rider is subject to an annual true-up, depending on conditions in financial markets and other factors. The adjustment is designed to allow SCE&G to recover projected pension costs, including under-collections, over a 12-month period, beginning with the first billing cycle in May 2016.

In April 2016, ORS filed a report arising from its review of SCE&G’s annual DSM Programs rate rider filing. ORS concluded the updated DSM Programs rider proposal was developed in accordance with terms and conditions approved by the SCPSC in prior orders and recommended that SCE&G's request be approved. In addition, ORS recommended SCE&G update the three-year planning models used to calculate the overall effectiveness of the DSM Programs for future program years. By Order dated April 29, 2016, the SCPSC accepted ORS's recommendations and approved SCE&G's request to recover $37.6 million of costs and net lost revenues associated with the DSM Programs.

Gas - PSNC Energy

On March 31, 2016, PSNC Energy filed a general rate case application with the NCUC requesting a general rate increase of approximately $41.6 million, or approximately 9.7%, in annual revenue. The rate increase is largely associated with recovering costs related to expanding and operating PSNC Energy's pipeline system. In its application, PSNC Energy is also requesting approval of a rider to its rates to track and provide for ongoing recovery of capital expenditures related to PSNC Energy’s transmission and distribution pipeline integrity management programs. A hearing on the application is scheduled for the week of August 29, 2016.

Regulatory Assets and Regulatory Liabilities

Rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises.  As a result, the Company and Consolidated SCE&G have recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Other than unrecovered plant, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	The Company		Consolidated SCE&G
Millions of dollars	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Regulatory Assets:
Accumulated deferred income taxes	$297	$298	$290	$291
Environmental remediation costs	41	42	34	35
AROs and related funding	402	405	381	384
Deferred employee benefit plan costs	323	325	293	295
Deferred losses on interest rate derivatives	666	535	666	535
Unrecovered plant	125	127	125	127
DSM Programs	61	61	61	61
Other	153	144	136	129
Total Regulatory Assets	$2,068	$1,937	$1,986	$1,857

Regulatory Liabilities:
Asset removal costs	$739	$732	$522	$519
Deferred gains on interest rate derivatives	81	96	81	96
Other	27	27	20	20
Total Regulatory Liabilities	$847	$855	$623	$635

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

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by the Company or Consolidated SCE&G, and are expected to be recovered over periods of up to approximately 24 years.

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

DSM Programs represent SCE&G's deferred costs associated with such programs, and such deferred costs are currently being recovered over approximately five years through an approved rate rider.

Various other regulatory assets are expected to be recovered in rates over periods of up to approximately 30 years.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders most of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by the SCPSC, the NCUC or by the FERC. In recording such costs as regulatory assets, management believes the costs will be allowable under existing rate-making concepts that are embodied in rate orders. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation or other changes in the regulatory environment or changes in accounting requirements, the Company or Consolidated SCE&G could be required to write off its regulatory assets and liabilities. Such an event could have a material effect on the Company's and Consolidated SCE&G's financial statements in the period the write-off would be recorded.

3.COMMON EQUITY

SCANA had 200 million shares of common stock authorized as of March 31, 2016 and December 31, 2015. Gains and losses on cash flow hedges reclassified during the three months ended March 31, 2016 resulted in higher interest expense of $2 million and higher cost of gas purchased for resale of $5 million. Such reclassifications during the comparable period in 2015 resulted in higher interest expense of $2 million and higher cost of gas purchased for resale of $7 million.

Authorized shares of SCE&G common stock were 50 million as of March 31, 2016 and December 31, 2015. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of March 31, 2016 and December 31, 2015. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

4.     LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

Substantially all electric utility plant is pledged as collateral in connection with long-term debt.

Liquidity

Credit agreements are used for general corporate purposes, including liquidity support for each company's commercial paper program and working capital needs and, in the case of Fuel Company, to finance or refinance the purchase of nuclear fuel, certain fossil fuels, and emission and other environmental allowances. Committed long-term facilities are revolving lines of credit under credit agreements with a syndicate of banks. Committed LOC, outstanding LOC advances, commercial paper, and LOC-supported letter of credit obligations were as follows:

	March 31, 2016
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300	$400	$700	$200
Fuel Company five-year, expiring December 2020	$500	—	$500	—
Three-year, expiring December 2018	$200	—	$200	—
Total committed long-term	$2,000	$400	$1,400	$200
Outstanding commercial paper (270 or fewer days)	$917	$10	$870	$37
Weighted average interest rate		0.90%	0.83%	0.81%
Letters of credit supported by LOC	$3.3	$3	$0.3	—
Available	$1,080	$387	$530	$163

	December 31, 2015
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300	$400	$700	$200
Fuel Company five-year, expiring December 2020	$500	—	$500	—
Three-year, expiring December 2018	$200	—	$200	—
Total committed long-term	$2,000	$400	$1,400	$200
Outstanding commercial paper (270 or fewer days)	$531	$37	$420	$74
Weighted average interest rate		1.19%	0.74%	0.77%
Letters of credit supported by LOC	$3.3	$3	$0.3	—
Available	$1,466	$360	$980	$126

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At March 31, 2016, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $43.9 million. At December 31, 2015, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $33.0 million and money pool investments due from an affiliate of $9.0 million. On Consolidated SCE&G's balance sheets, amounts due from an affiliate are included within Receivables-affiliated companies, and amounts due to an affiliate are included within Affiliated payables.

5.	INCOME TAXES

Consolidated SCE&G is included in the consolidated federal income tax returns of SCANA and files various applicable state and local income tax returns.

During 2013 and 2014, SCANA amended certain of its tax returns to claim certain tax-defined research and development deductions and credits and its related impact on domestic production activities. SCANA also made similar claims in filing its 2013 and 2014 returns in 2014 and 2015, respectively. In connection with these federal and state filings, the Company and Consolidated SCE&G recorded an unrecognized tax benefit of $49 million. If recognized, $17 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rate. It is reasonably possible that these tax benefits will increase by an additional $7 million within the next 12 months. It is also reasonably possible that these tax benefits may decrease by $8 million within the next 12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through March 31, 2016.

The Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses.  Amounts recorded for such interest income, interest expense or tax penalties have not been material.

6.	DERIVATIVE FINANCIAL INSTRUMENTS

Derivative instruments are recognized either as assets or liabilities in the statement of financial position and are measured at fair value. Changes in the fair value of derivative instruments are recognized either in earnings, as a component of other comprehensive income (loss) or, for regulated operations, within regulatory assets or regulatory liabilities, depending upon the intended use of the derivative and the resulting designation.

Policies and procedures and risk limits are established to control the level of market, credit, liquidity and operational and administrative risks.  SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries.  The Risk Management Committee, which is comprised of certain officers, including the Risk Management Officer and other senior officers, apprises the Audit Committee of the Board of Directors with regard to the management of risk and brings to their attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

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

Interest Rate Swaps

Interest rate swaps may be used to manage interest rate risk and exposure to changes in fair value attributable to changes in interest rates on certain debt issuances.  In cases where swaps that are designated as cash flow hedges are used to synthetically convert variable rate debt to fixed rate debt, periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

Treasury rate lock or forward starting swap agreements that are designated as cash flow hedges may be used in anticipation of the issuance of debt.  Except as described in the following paragraph, the effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities. For SCANA and the nonregulated subsidiaries, such amounts are recorded in AOCI. Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions of fair value changes are recognized in income.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
		Retail Gas
Hedge designation	Gas Distribution	Marketing	Energy Marketing	Total
As of March 31, 2016
Commodity contracts	9,240,000	6,236,000	4,632,500	20,108,500
Energy management contracts (a)	—	—	30,994,204	30,994,204
Total (a)	9,240,000	6,236,000	35,626,704	51,102,704

As of December 31, 2015
Commodity contracts	7,530,000	7,869,000	3,973,500	19,372,500
Energy management contracts (b)	—	—	38,857,480	38,857,480
Total (b)	7,530,000	7,869,000	42,830,980	58,229,980

(a)  Includes an aggregate 1,679,289 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 1,842,048 MMBTU related to basis swap contracts in Energy Marketing.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
Designated as hedging instruments	$120.0	$120.0	$36.4	$36.4
Not designated as hedging instruments	1,235.0	1,235.0	1,235.0	1,235.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheet, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
	As of March 31, 2016
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$3		$1
	Other deferred credits and other liabilities		36		12
	Commodity contracts
	Other current assets	$1	1
	Derivative financial instruments		2
	Total	$1	$42	—	$13

	Not designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$100		$100
	Other deferred credits and other liabilities		83		83
	Commodity contracts
	Other current assets	$2
	Energy management contracts
	Other current assets	9	1
	Other deferred debits and other assets	4
	Derivative financial instruments		9
	Other deferred credits and other liabilities		3
Total		$15	$196	—	$183

	As of December 31, 2015
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$4		$1
	Other deferred credits and other liabilities		28		9
	Commodity contracts
	Other current assets		1
	Derivative financial instruments		4
	Total	$—	$37	—	$10

	Not designated as hedging instruments
	Interest rate contracts
	Other current assets	$10		$10
	Other deferred debits and other assets	5		5
	Derivative financial instruments		$33		$33
	Other deferred credits and other liabilities		22		22
	Commodity contracts
	Other current assets	1	2
	Energy management contracts
	Other current assets	11
	Other deferred debits and other assets	3
	Derivative financial instruments		9
	Other deferred credits and other liabilities		3
Total		$30	$69	$15	$55

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended March 31,
Interest rate contracts	$(3)	$(2)	Interest expense	$(1)	$—

The Company:
	Loss Recognized in OCI, net of tax			Loss Reclassified from AOCI into Income, net of tax

	(Effective Portion)			(Effective Portion)
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended March 31,
Interest rate contracts	$(3)	$(2)	Interest expense	$(2)	$(2)
Commodity contracts	(2)	(1)	Gas purchased for resale	(5)	(7)
Total	$(5)	$(3)		$(7)	$(9)

As of March 31, 2016, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $1.1 million as an increase to gas cost, assuming natural gas markets remain at their current levels, and approximately $6.5 million as an increase to interest expense.  As of March 31, 2016, all of the Company’s commodity cash flow hedges settle by their terms before the end of the first quarter of 2019.

As of March 31, 2016, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.1 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Gain Reclassified from Deferred Accounts into Income
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended March 31,
Interest rate contracts	$(144)	$(94)	Other income	$—	$4

As of March 31, 2016, the Company and Consolidated SCE&G expect that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $0.7 million as an increase to interest expense.

Credit Risk Considerations

Certain derivative contracts contain contingent credit features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments or (ii) the posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade or failure to post collateral.

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	March 31, 2016	December 31, 2015	March 31, 2016	December 31, 2015
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$234.1	$95.2	$196.1	$57.0
Fair value of collateral already posted	124.1	50.4	88.2	13.4
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	110.0	44.8	107.9	43.6

in Net Asset Position
Aggregate fair value of derivatives in net asset position	$—	$7.3	$—	$7.3
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	—	7.3	—	7.3

In addition, for fixed price supply contracts offered to certain of SEMI's customers, the Company could have called on letters of credit in the amount of $3.0 million related to $13.0 million in commodity derivatives that are in a net asset position at March 31, 2016, compared to letters of credit of $3.0 million related to derivatives of $14.0 million at December 31, 2015, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of March 31, 2016
Gross Amounts of Recognized Assets	—	$3	$13	$16	—
Gross Amounts Offset in Statement of Financial Position	—	(1)	—	(1)	—
Net Amounts Presented in Statement of Financial Position	—	2	13	15	—
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	—	$2	$13	$15	—
Balance sheet location
Other current assets				$11	—
Other deferred debits and other assets				4	—
Total				$15	—

As of December 31, 2015
Gross Amounts of Recognized Assets	$15	$1	$15	$31	$15
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	15	1	14	30	15
Gross Amounts Not Offset - Financial Instruments	(8)	—	—	(8)	(8)
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$7	$1	$14	$22	$7
Balance sheet location
Other current assets				$22	$10
Other deferred debits and other assets				8	5
Total				$30	$15

Information related to the offsetting of derivative liabilities follows:

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of March 31, 2016
Gross Amounts of Recognized Liabilities	$222	$3	$13	$238	$196
Gross Amounts Offset in Statement of Financial Position	—	(1)	—	(1)	—
Net Amounts Presented in Statement of Financial Position	222	2	13	237	196
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	(116)	(2)	(6)	(124)	(88)
Net Amount	$106	$—	$7	$113	$108
Balance sheet location
Other current assets				$2	—
Derivative financial instruments				113	$101
Other deferred credits and other liabilities				122	95
Total				$237	$196

As of December 31, 2015
Gross Amounts of Recognized Liabilities	$87	$5	$15	$107	$65
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	87	5	14	106	65
Gross Amounts Not Offset - Financial Instruments	(8)	—	—	(8)	(8)
Gross Amounts Not Offset - Cash Collateral Posted	(36)	(5)	(9)	(50)	(13)
Net Amount	$43	$—	$5	$48	$44
Balance sheet location
Other current assets				$3	—
Derivative financial instruments				50	$34
Other deferred credits and other liabilities				53	31
Total				$106	$65

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

The Company values available for sale securities using quoted prices from a national stock exchange, such as the NASDAQ, where the securities are actively traded. For commodity derivative and energy management assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments. The Company’s and Consolidated SCE&G's interest rate swap agreements are valued using discounted cash flow models with independently sourced data. Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	As of March 31, 2016			As of December 31, 2015
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 2
Assets:
Available for sale securities	$11			$11
Held to maturity securities		$7
Interest rate contracts					$15	$15
Commodity contracts	2			1
Energy management contracts		13			14
Liabilities:
Interest rate contracts		222	$196		87	65
Commodity contracts		2		1	4
Energy management contracts	1	13		4	12

The Company had no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented. Consolidated SCE&G had no Level 1 or Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during the periods presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	March 31, 2016		December 31, 2015
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$5,995.4	$6,704.5	$5,997.6	$6,445.7
Consolidated SCE&G	$4,766.9	$5,368.3	$4,769.0	$5,129.1

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

8.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended March 31,
Service cost	$5.5	$5.8	$1.3	$1.4
Interest cost	9.9	9.5	3.0	2.9
Expected return on assets	(14.1)	(15.5)	—	—
Prior service cost amortization	1.0	1.0	0.1	0.1
Amortization of actuarial losses	3.7	3.5	0.1	0.6
Net periodic benefit cost	$6.0	$4.3	$4.5	$5.0

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended March 31,
Service cost	$4.5	$4.6	$1.0	$1.1
Interest cost	8.4	8.0	2.5	2.3
Expected return on assets	(11.9)	(13.0)	—	—
Prior service cost amortization	0.8	0.8	0.1	0.1
Amortization of actuarial losses	3.1	3.0	0.1	0.4
Net periodic benefit cost	$4.9	$3.4	$3.7	$3.9

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

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.25 billion resulting from an event of a non-nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million of total coverage for accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $43.5 million. SCE&G currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer Station Unit 1 for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $1.8 million.

To the extent that insurable claims for property damage, decontamination, repair and replacement and other costs and expenses arising from an incident at Summer Station Unit 1 exceed the policy limits of insurance, or to the extent such insurance becomes unavailable in the future, and to the extent that SCE&G's rates would not recover the cost of any purchased replacement power, SCE&G will retain the risk of loss as a self-insurer. SCE&G has no reason to anticipate a serious nuclear or other incident. However, if such an incident were to occur, it likely would have a material impact on the Company’s and Consolidated SCE&G's results of operations, cash flows and financial position.

New Nuclear Construction

In 2008, SCE&G, on behalf of itself and as agent for Santee Cooper, contracted with the Consortium for the design and construction of the New Units at the site of Summer Station. SCE&G's current ownership share in the New Units is 55%. As discussed below, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. As of March 31, 2016, SCE&G’s investment in the New Units, including related transmission, totaled $3.8 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

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

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule. Shield building construction remains a principal focus area for SCE&G’s oversight of the project. The primary critical path for both Unit 2 and Unit 3 runs through the fabrication of shield building components and the completion of shield building construction. For Unit 3, the critical path also runs through the setting of Containment Vessel Ring 1 and placement of concrete in certain areas of the nuclear island to form a foundation for the shield building. Plans to accelerate the work needed to permit placing this concrete are underway. In addition, WEC has reached agreement on a mitigation plan to accelerate shield building panel fabrication with one of its subcontractors. Additional mitigation will be required in critical path areas to support the updated substantial completion dates described below.

During the fourth quarter of 2013, the Consortium began a full re-baselining of the Unit 2 and Unit 3 construction schedules to incorporate a more detailed evaluation of the engineering and procurement activities necessary to accomplish the schedules and to provide a detailed reassessment of the impact of the revised Unit 2 and Unit 3 schedules on engineering and design resource allocations, procurement, construction work crew efficiencies and other items. The result was a revised fully integrated project schedule with timing of specific construction activities (Revised, Fully-Integrated Construction Schedule) along with related cost information.

The Revised, Fully-Integrated Construction Schedule indicated that the substantial completion of Unit 2 was expected to occur in June 2019 and that the substantial completion of Unit 3 was expected to be approximately 12 months later. The Consortium continues to refine and update the Revised, Fully-Integrated Construction Schedule as designs are finalized, as construction progresses, and as additional information is received.

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. In this proceeding, SCE&G's total projected capital costs (in 2007 dollars) and gross construction cost estimates (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, the updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed.

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

Among other things, the October 2015 Amendment:
(i) resolved by settlement and release most outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price,
(ii) revised the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively,
(iii) revised the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and capped those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit),
(iv) provides for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits,
(v) provides for development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved, and
(vi) provided that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project.

Under the October 2015 Amendment, SCE&G’s total estimated project costs increased by approximately $286 million over the $6.8 billion approved by the SCPSC in September 2015. In addition, SCE&G has updated project costs for estimated change orders related to certain outstanding disputes not resolved by the October 2015 Amendment. As of April 30, 2016, these estimated change orders total approximately $53 million. The estimated gross construction cost of the project (including the effects of these change orders, escalation and AFC) as of March 31, 2016 totals approximately $7.2 billion.

As of March 31, 2016, payments related to (i) above had been made totaling $62.5 million (SCE&G's 55% portion being approximately $34.4 million), and payments related to (v) above had been made totaling $300 million (SCE&G's 55% portion being $165 million).

Payment and performance obligations under the EPC Contract are joint and several obligations of WEC and Stone & Webster, and in connection with the October 2015 Amendment, Toshiba Corporation, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations. Additionally, the EPC Contract provides the Owners the right, exercisable upon certain conditions, to obtain payment and performance bonds from WEC equal to 15% of the highest three months billings during the applicable year, and their aggregate nominal coverage will not exceed $100 million (or $55 million for SCE&G's 55% share). SCE&G and Santee Cooper are responsible for the cost of the bonds.

In late 2015, Toshiba's credit ratings declined to below investment grade following disclosures regarding its operating and financial performance and near-term liquidity. As a result, pursuant to the above-described terms of the EPC Contract, SCE&G has obtained payment and performance bonds from WEC in the form of standby letters of credit totaling $45 million (or approximately $25 million for SCE&G's 55% share). These standby letters of credit expire annually and automatically renew for successive one-year periods until their final expiration date of August 31, 2020, unless the issuer provides a minimum 60-day notice that it will not renew. In the event that WEC would be unable to meet its payment and performance obligations under the EPC Contract, it is anticipated this funding would provide a source of liquidity to assist in an orderly transition and in enabling construction activities to continue. In addition, the EPC Contract provides that upon the request of SCE&G, the Consortium must escrow certain intellectual property and software for SCE&G's benefit to enable completion of the New Units. An escrow arrangement and a schedule for deposit of intellectual property and software are being developed. While there have been no indications to date that WEC will not meet its obligations under the EPC Contract, SCE&G cannot predict the outcome of these matters, and continues to monitor developments for potential impacts to both the construction schedule and costs.

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

Finally, the October 2015 Amendment provides SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be subject to adjustment for amounts paid since June 30, 2015. Were this fixed price option to be exercised, the aggregate delay-related liquidated damages referred to in (iii) above would be capped at $338 million per unit (SCE&G’s 55% portion being approximately $186 million per unit), and the completion bonus referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit). The exercise of this fixed price option would result in SCE&G’s total estimated project costs increasing by approximately $774 million over the $6.8 billion approved by the SCPSC in September 2015. This increase does not include the estimated change orders described previously totaling approximately $53 million and additional sales tax that would be due under this fixed price option of approximately $10 million. The estimated gross construction cost of the project (including the effects of these change orders and additional sales tax, escalation and AFC) under this fixed price option would total approximately $7.7 billion.

Resolution of the disputes as described in (i) above, or in the case of the exercise of the fixed price option, would result in estimated project costs above the amounts approved by the SCPSC in September 2015; however, the guaranteed substantial completion dates fall within the SCPSC approved 18-month contingency periods. SCE&G held an allowable ex parte communication briefing with the SCPSC on November 19, 2015 and, following an evaluation as to whether to exercise the fixed price option, expects to file a petition in the second quarter of 2016, as provided under the BLRA, for an update to the project’s estimated capital cost and milestone schedule which incorporates the impact of the October 2015 Amendment. Such update would also incorporate any cost or schedule changes identified since that time.

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

Environmental

On August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule also provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The rule gives states from one to three years to issue SIPs, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. The order of the Supreme Court has no immediate impact on SCE&G and GENCO or their generation operations. The Company and Consolidated SCE&G are currently evaluating the rule and expect any costs incurred to comply with such rule to be recoverable through rates.

In July 2011, the EPA issued the CSAPR to reduce emissions of sulfur dioxide and nitrogen oxide from power plants in the eastern half of the United States. A series of court actions stayed this rule until October 23, 2014, when the Court of Appeals granted a motion to lift the stay. On December 3, 2014, the EPA published an interim final rule that aligns the dates in the CSAPR text with the revised court-ordered schedule, which delayed the implementation dates to 2015 for Phase 1 and to 2017 for Phase 2. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual sulfur dioxide emissions and annual and ozone season nitrogen oxide emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for sulfur dioxide and nitrogen oxide and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. On July 28, 2015, the Court of Appeals held that Phase 2 emissions budgets for certain states, including South Carolina, required reductions in emissions beyond the point necessary to achieve downwind attainment and were, therefore, invalid. The Court of Appeals remanded CSAPR, without vacating the rule, to the EPA for further consideration. The opinion of the Court of Appeals has no immediate impact on SCE&G and GENCO or their generation operations. Air quality control installations that SCE&G and GENCO have already completed have positioned them to comply with the existing allowances set by the CSAPR. Any costs incurred to comply with CSAPR are expected to be recoverable through rates.

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective. The Company's and Consolidated SCE&G's decision to retire certain coal-fired units and its project to build the New Units along with other actions are expected to result in the Company's and Consolidated SCE&G's compliance with MATS.

On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities under the MATS rule. SCE&G and GENCO were granted a one year extension (through April 2016) to comply with MATS at Cope, McMeekin, Wateree and Williams Stations. These extensions allowed time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants to enhance the control of certain MATS-regulated pollutants. On June 29, 2015, the Supreme Court ruled that the EPA unreasonably failed to consider costs in its decision to regulate. In December 2015, the Court of Appeals ruled that the MATS rule would remain in effect while the EPA assesses the cost of the rule. These rulings are not expected to have an impact on SCE&G or GENCO due to the aforementioned retirements and conversions. SCE&G and GENCO currently are in compliance with the MATS rule and expect to remain in compliance.

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule became effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. The Company and Consolidated SCE&G expect that wastewater treatment technology retrofits will be required at Williams and Wateree Stations and may be required at other facilities. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

The CWA Section 316(b) Existing Facilities Rule became effective in October 2014. This rule establishes national requirements for the location, design, construction and capacity of cooling water intake structures at existing facilities that reflect the best technology available for minimizing the adverse environmental impacts of impingement and entrainment. SCE&G and GENCO are conducting studies and implementing plans as required by the rule to determine appropriate intake structure modifications to ensure compliance with this rule. Any costs incurred to comply with this rule are expected to be recoverable through rates. In addition, Congress is expected to consider further amendments to the CWA. Such legislation may include toxicity-based standards as well as limitations to mixing zones.

The EPA's final rule for CCR became effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act and imposes certain requirements on ash storage ponds and other CCR management facilities at SCE&G's and GENCO's coal-fired generating facilities. SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds and have previously recognized AROs for such ash storage ponds under existing requirements. The Company and Consolidated SCE&G do not expect the incremental compliance costs associated with this rule to be significant and expect to recover such costs in future rates.

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2015, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has on-site spent nuclear fuel storage capability in its existing fuel pool until at least 2017 and has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $18.4 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At March 31, 2016, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34.4 million and are included in regulatory assets.

10.	SEGMENT OF BUSINESS INFORMATION

Regulated operations measure profitability using operating income; therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Marketing segments measure profitability using net income.

The Company's Gas Distribution segment is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation. All Other includes the parent company, a services company and other nonreportable segments that were insignificant for all periods presented. In addition, All Other includes gains from the sales of CGT and SCI (see Dispositions in Note 1) and their operating results and assets prior to their sale in the first quarter of 2015. CGT and SCI were nonreportable segments during all periods presented. For the period ended March 31, 2015, operating income and net income for All Other include $235 million million and $202 million, respectively, related to the sales of CGT and SCI. External revenue and intersegment revenue for All Other related to CGT and SCI were not significant during either period presented.

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended March 31, 2016
Electric Operations	$592	$1	$198	n/a
Gas Distribution	299	1	94	n/a
Retail Gas Marketing	171	—	n/a	$22
Energy Marketing	110	22	n/a	2
All Other	—	98	—	—
Adjustments/Eliminations	—	(122)	39	152
Consolidated Total	$1,172	$—	$331	$176

Three Months Ended March 31, 2015
Electric Operations	$629	—	$199	n/a
Gas Distribution	368	—	96	n/a
Retail Gas Marketing	204	—	n/a	$27
Energy Marketing	187	$35	n/a	6
All Other	4	114	238	207
Adjustments/Eliminations	(3)	(149)	53	160
Consolidated Total	$1,389	$—	$586	$400

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended March 31, 2016
Electric Operations	$593	$198	n/a
Gas Distributions	124	38	n/a
Adjustments/Eliminations	—	—	$113
Consolidated Total	$717	$236	$113

Three Months Ended March 31, 2015
Electric Operations	$630	$199	n/a
Gas Distributions	142	38	n/a
Adjustments/Eliminations	—	—	$122
Consolidated Total	$772	$237	$122

Segment Assets	The Company		Consolidated SCE&G
	March 31,	December 31,	March 31,	December 31,
Millions of dollars	2016	2015	2016	2015
Electric Operations	$11,039	$10,883	$11,039	$10,883
Gas Distribution	2,676	2,606	768	757
Retail Gas Marketing	140	106	n/a	n/a
Energy Marketing	84	95	n/a	n/a
All Other	994	998	n/a	n/a
Adjustments/Eliminations	2,435	2,458	3,125	3,125
Consolidated Total	$17,368	$17,146	$14,932	$14,765

11.    AFFILIATED TRANSACTIONS

The Company and Consolidated SCE&G:

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s total purchases from this affiliate were $52.8 million and $70.1 million for the three months ended March 31, 2016 and 2015, respectively.  SCE&G’s total sales to this affiliate were $52.5 million and $69.7 million for the three months ended March 31, 2016 and 2015, respectively. SCE&G’s receivable from this affiliate was $15.2 million at March 31, 2016 and $12.8 million at December 31, 2015.  SCE&G’s payable to this affiliate was $15.3 million at March 31, 2016 and $12.9 million at December 31, 2015.

Consolidated SCE&G:

Prior to January 31, 2015, CGT was a wholly-owned subsidiary of SCANA and transported natural gas to SCE&G to serve retail gas customers and certain electric generation requirements. SCE&G's purchases from CGT totaled approximately $3.4 million in January 2015.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $22.4 million and $34.6 million for the three months ended March 31, 2016 and 2015, respectively.  SCE&G’s payables to SEMI for such purchases were $4.0 million at March 31, 2016 and $7.5 million at December 31, 2015.

SCANA Services, Inc., on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $75.6 million and $73.1 million for the three months ended March 31, 2016 and 2015, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $48.1 million at March 31, 2016 and $57 million at December 31, 2015.

Consolidated SCE&G's money pool borrowings from an affiliate are described in Note 4.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
AS COMPARED TO THE CORRESPONDING PERIOD IN 2015

Earnings Per Share

The Company reports earnings as determined in accordance with GAAP. Management believes that, in addition to reported earnings under GAAP, the Company's GAAP-adjusted weather-normalized earnings per share provide a meaningful representation of its fundamental earnings power and can aid in performing period-over-period financial analysis and comparison with peer group data. In management's opinion, in addition to operating income for regulated businesses, GAAP-adjusted weather-normalized net earnings (and earnings per share) are a useful indicator of the financial results of the Company's primary businesses. These measures are also a basis for management's provision of earnings guidance and growth projections and are used in part by management in making budgetary and operational decisions including determining eligibility for certain incentive compensation payments. These non-GAAP performance measures are not intended to replace the GAAP measures of net earnings (or earnings per share), but are offered as supplements to it. A reconciliation of GAAP earnings per share to GAAP-adjusted weather-normalized net earnings per share follows:

	2016	2015
GAAP earnings per share	$1.23	$2.80
Remove:
Gain on sale of CGT	—	0.95
Gain on sale of SCI	—	0.46
SCE&G Electric - effect of favorable/(unfavorable) abnormal weather	(0.05)	0.05
GAAP-adjusted weather-normalized earnings per share	$1.28	$1.34

Earnings per share on a GAAP basis decreased primarily due to the sales of CGT and SCI in the first quarter of 2015, and lower energy marketing earnings, higher operation and maintenance expenses, higher property taxes, lower other income and higher interest cost in the first quarter of 2016. These decreases were partially offset by higher electric and gas distribution margins, lower depreciation expense and lower income taxes, as further discussed below.

Discussion of above adjustments:

The sales of CGT and SCI were closed in the first quarter of 2015. These subsidiaries operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. Therefore, CGT and SCI were not a part of the Company's core business. See Note 10 to the combined notes to condensed consolidated financial statements.

SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages. The result is used in developing an estimate of electric margin revenue, using average margin rates, attributable to the effects of abnormal weather. During the first quarter of 2016, weather was abnormally mild; during the first quarter of 2015, weather was abnormally cold.

Management believes the above adjustments are appropriate in determining the non-GAAP financial performance measures. Such non-GAAP measures reflect management's determination that wholesale gas transportation and telecommunications operations were not a part of the Company's core businesses and would not align with the Company's commitment to serve retail customers on a long-term basis. The non-GAAP measures also provide a consistent basis upon which to measure performance by excluding the effects on per share earnings of abnormal weather in the electric business.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2016:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 18, 2016	$0.575	March 10, 2016	April 1, 2016
April 28, 2016	$0.575	June 10, 2016	July 1, 2016

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

Millions of dollars	2016	Change	2015
Operating revenues	$592.7	(6.0)%	$630.3
Less: Fuel used in electric generation	136.2	(21.9)%	174.5
Purchased power	11.2	(12.5)%	12.8
Margin	445.3	0.5%	443.0
Other operation and maintenance expenses	125.0	4.8%	119.3
Depreciation and amortization	70.5	(7.1)%	75.9
Other taxes	52.1	6.3%	49.0
Operating Income	$197.7	(0.6)%	$198.8

•
Margin increased due to base rate increases under the BLRA of $16.1 million and residential and commercial customer growth of $5.4 million. Margin also increased due to downward adjustments of $4.4 million in 2015, pursuant to orders of the SCPSC, related to SCE&G’s DSM Programs. These adjustments had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the settlement of certain interest rate contracts. These increases were partially offset by $19.6 million due to the effects of abnormally cold weather in 2015 and abnormally mild weather in 2016 and lower industrial margins of $1.5 million.

•
Operations and maintenance expenses increased due to higher labor costs of $6.0 million, primarily due to higher incentive compensation costs, and the amortization of $1.0 million of DSM Programs cost.

•
Depreciation and amortization decreased by $7.3 million due to the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

Classification	2016	Change	2015
Residential	1,926	(7.9)%	2,092
Commercial	1,724	0.5%	1,715
Industrial	1,503	2.4%	1,468
Other	140	—%	140
Total Retail Sales	5,293	(2.3)%	5,415
Wholesale	223	(9.3)%	246
Total Sales	5,516	(2.6)%	5,661

Retail and wholesale sales volume decreased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution operating income (including transactions with affiliates) was as follows:

Millions of dollars	2016	Change	2015
Operating revenues	$299.9	(18.5)%	$368.1
Less: Gas purchased for resale	132.7	(35.2)%	204.7
Margin	167.2	2.3%	163.4
Other operation and maintenance expenses	43.1	12.2%	38.4
Depreciation and amortization	19.8	3.7%	19.1
Other taxes	10.5	11.7%	9.4
Operating Income	$93.8	(2.8)%	$96.5

•	Margin increased primarily due to customer growth.

•	Operation and maintenance expenses increased due to higher labor costs of $2.8 million, primarily due to higher incentive compensation costs.

•	Depreciation and amortization increased due to net plant additions, partially offset by reductions due to the implementation of SCPSC-approved revised (lower) depreciation rates.

•	Other taxes increased due to net plant additions.

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA (at SCE&G) and the CUT (at PSNC Energy), as further described in Note 1 of the consolidated financial statements in SCANA's Form 10-K for December 31, 2015. The WNA and the CUT affect margins but not sales volumes.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

Classification (in thousands)	2016	Change	2015
Residential	21,095	(13.8)%	24,480
Commercial	11,090	(7.5)%	11,992
Industrial	5,058	(1.4)%	5,130
Transportation	10,818	6.4%	10,169
Total	48,061	(7.2)%	51,771

Residential and commercial firm sales volumes decreased primarily due to the effects of weather, partially offset by customer growth. Industrial firm sales volumes decreased due to the effects of weather, partially offset by customers shifting from interruptible to firm service due to favorable gas prices. Transportation volumes increased due to customers shifting to transportation only service and lower curtailments.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2016	Change	2015
Operating revenues	$171.0	(16.5)%	$204.7
Net income	21.8	(19.0)%	26.9

Operating revenues and net income decreased due to lower demand and throughput.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

Millions of dollars	2016	Change	2015
Operating revenues	$132.4	(40.2)%	$221.4
Net income	2.5	(55.4)%	5.6

Operating revenues decreased primarily due to lower market prices and lower demand. Net income decreased primarily due to higher transportation costs and lower demand.

 Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2016	Change	2015
Other operation and maintenance	$180.5	0.8%	$172.5
Depreciation and amortization	90.9	(6.6)%	96.1
Other taxes	63.1	1.4%	59.4

In addition to factors discussed in the electric operations and gas distribution segments, other operation and maintenance expenses decreased $2.2 million, depreciation and amortization decreased $0.7 million and other taxes decreased $0.5 million, all due to the sale of CGT in early 2015.

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities of regulated subsidiaries, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. The Company includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. Components of other income and expense and AFC were as follows:

Millions of dollars	2016	Change	2015
Other income	$15.8	(15.5)%	$18.7
Other expense	(13.8)	12.2%	(12.3)
Gain on sale of SCI, net of transaction costs	—	(100.0)%	107.4
AFC - equity funds	5.7	11.8%	5.1

Other income decreased due primarily to the recognition in 2015 of $4.4 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Other income and other expense increased by $1.9 million for billings to DCGT for transition services provided at cost pursuant to the terms of the sale of CGT. Other income decreased by $3.9 million and other expense decreased by $2.3 million due to the sale of SCI. In 2015 other income also included the gain on the sale of SCI. AFC increased due to pipeline construction primarily at PSNC Energy.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended March 31, 2016 were lower than for the same period in 2015 primarily due to lower income before taxes. Income before taxes was higher in 2015 primarily due to the sales of CGT and SCI. The effective tax rate for 2015 was higher than the rate for 2016 due to discrete items related to the sales of CGT and SCI.
LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2016 was 3.92 and 3.25, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At March 31, 2016, the Company had net available liquidity of approximately $1.2 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $2.0 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. The Company’s long term debt portfolio has a weighted average maturity of approximately 20 years at a weighted average effective interest rate of 5.8%.  All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue, with maturity dates of one year or less, unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue indebtedness with maturity dates of one year or less not to exceed $200 million outstanding. The authority described herein will expire in October 2016 and is expected to be renewed.

Cash provided from operating activities decreased primarily due to payments of income taxes in the first quarter of 2016, including certain amounts related to the gains on sales of CGT and SCI in 2015. Tax payments in the first quarter of 2015 were impacted by Congress' extension of bonus depreciation provisions late in 2014.

Cash flows from investing activities in 2016 related to capital expenditures and funding of collateral deposit requirements with respect to interest rate swaps as interest rates declined during the quarter. In 2015, similar investing cash outflows were more than offset by the receipt of proceeds from the sales of CGT and SCI.

Cash flows from financing activities in 2016 included normal dividend payments which were more than offset by increases in commercial paper balances. Similar financing activities in 2015 were offset by the use of the proceeds from the sales of CGT and SCI to reduce SCANA's long term debt and reduce Consolidated SCE&G's short term debt levels.

For additional information, see Note 4 to the combined notes to the condensed consolidated financial statements.
OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 of the combined notes to condensed consolidated financial statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2015.
RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
AS COMPARED TO THE CORRESPONDING PERIOD IN 2015

Net Income

Net income for Consolidated SCE&G was as follows:

Millions of dollars	2016	Change	2015
Net income	$116.2	(8.0)%	$126.3

Net income decreased primarily due to higher operation and maintenance expense, higher property taxes, higher interest cost, and lower other income, partially offset by higher electric operations margin, higher gas distribution margin and lower depreciation expense, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2016:

Declaration Date	Amount	Quarter Ended	Payment Date
February 18, 2016	$74.2 million	March 31, 2016	April 1, 2016
April 28, 2016	$75.2 million	June 30, 2016	July 1, 2016

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

Millions of dollars	2016	Change	2015
Operating revenues	$592.7	(6.0)%	$630.3
Less: Fuel used in electric generation	136.2	(21.9)%	174.5
Purchased power	11.2	(12.5)%	12.8
Margin	445.3	0.5%	443.0
Other operation and maintenance expenses	128.4	4.9%	122.4
Depreciation and amortization	67.7	(7.6)%	73.3
Other taxes	51.5	6.2%	48.5
Operating Income	$197.7	(0.6)%	$198.8

•
Margin increased due to base rate increases under the BLRA of $16.1 million and residential and commercial customer growth of $5.4 million. Margin also increased due to downward adjustments of $4.4 million in 2015, pursuant to orders of the SCPSC, related to SCE&G’s DSM Programs. These adjustments had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the settlement of certain interest rate contracts. These increases were partially offset by $19.6 million due to the effects of abnormally cold weather in 2015 and abnormally mild weather in 2016 and lower industrial margins of $1.5 million.

•
Operations and maintenance expenses increased due to higher labor costs of $6.0 million, primarily due to higher incentive compensation costs, and the amortization of $1.0 million of DSM Programs cost.

•
Depreciation and amortization decreased by $7.3 million due to the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased due primarily to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

Classification	2016	Change	2015
Residential	1,926	(7.9)%	2,092
Commercial	1,724	0.5%	1,715
Industrial	1,503	2.4%	1,468
Other	140	—%	140
Total Retail Sales	5,293	(2.3)%	5,415
Wholesale	223	(9.3)%	246
Total Sales	5,516	(2.6)%	5,661

Retail and wholesale sales volumes decreased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution operating income (including transactions with affiliates) was as follows:

Millions of dollars	2016	Change	2015
Operating revenues	$124.6	(12.4)%	$142.3
Less: Gas purchased for resale	55.6	(25.4)%	74.5
Margin	69.0	1.8%	67.8
Other operation and maintenance expenses	17.8	9.2%	16.3
Depreciation and amortization	6.6	—%	6.6
Other taxes	6.7	8.1%	6.2
Operating Income	$37.9	(2.1)%	$38.7

•	Margin increased primarily due to customer growth.

•	Operation and maintenance expenses increased due to higher labor costs of $0.8 million, primarily due to higher incentive compensation costs.

•
Depreciation and amortization decreased $0.3 million due to the implementation of SCPSC-approved revised (lower) depreciation rates. This decrease in depreciation expense was offset by increases associated with net plant additions.

•	Other taxes increased due to net plant additions.

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA, as further described in Note 1 of the consolidated financial statements in SCE&G's Form 10-K for December 31, 2015. The WNA affects margins but not sales volumes.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

Classification (in thousands)	2016	Change	2015
Residential	6,664	(13.4)%	7,692
Commercial	4,391	(5.4)%	4,643
Industrial	4,216	1.0%	4,174
Transportation	1,170	9.6%	1,068
Total	16,441	(6.5)%	17,577

Residential and commercial firm sales volumes decreased primarily due to the effects of weather, partially offset by customer growth.  Industrial firm sales volumes increased due to customers shifting from interruptible to firm service due to favorable gas prices. Transportation volumes increased due to customers shifting to transportation only service.

Other Operating Expenses

Other operating expenses were as follows:

Millions of dollars	2016	Change	2015
Other operation and maintenance	$146.2	5.4%	$138.7
Depreciation and amortization	74.3	(7.0)%	79.9
Other taxes	58.2	6.4%	54.7

Changes in other operating expenses are addressed in the electric operations and gas distribution segments.

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits) as noncash items, both of which have the effect of increasing reported net income. Components of other income and expense and AFC were as follows:

Millions of dollars	2016	Change	2015
Other income	$5.6	(37.8)%	$9.0
Other expense	(7.7)	1.3%	(7.6)
AFC - equity funds	4.7	(4.1)%	4.9

Other income decreased due primarily to the recognition in 2015 of $4.4 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion).

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended March 31, 2016 were lower than the same period in 2015 primarily due to lower income before taxes.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, additional short- and long-term borrowings, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the three and 12 months ended March 31, 2016 was 3.47 and 3.58, respectively.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At March 31, 2016, Consolidated SCE&G had net available liquidity of approximately $560.0 million, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 23 years at a weighted average effective interest rate of 5.8%. All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor(pursuant to Section 204 of the Federal Power Act). SCE&G may issue, with maturity dates of one year or less, unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue indebtedness with maturity dates of one year or less not to exceed $200 million outstanding. The authority described herein will expire in October 2016 and is expected to be renewed.

Cash used for operating activities increased primarily due to tax payments in the first quarter of 2016. Tax payments in the first quarter of 2015 were impacted by Congress' extension of bonus depreciation provisions late in 2014.

Cash flows from investing activities in 2016 and 2015 related to capital expenditures and funding of collateral deposit requirements with respect to interest rate swaps.

Cash flows from financing activities in 2016 and 2015 included normal dividend payments which were more than offset by increases in commercial paper and money pool borrowings.

For additional information, see Note 4 to the combined notes to condensed consolidated financial statements.
OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 of the combined notes to condensed consolidated financial statements.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SCANA:

Interest Rate Risk - Interest rates on all outstanding long-term debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

For further discussion of changes in long-term debt and interest rate derivatives, including changes in the Company's market risk exposures relative to interest rate risk, see ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS – LIQUIDITY AND CAPITAL RESOURCES and also Notes 2, 4, 6 and 7 of the combined notes to condensed consolidated financial statements.

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 6 and 7 of the combined notes to condensed consolidated financial statements. The following tables provide information about the Company’s financial instruments that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 MMBTU. Fair value represents quoted market prices for these or similar instruments.

Expected Maturity	2016	2017	2018
Futures - Long
Settlement Price (a)	2.34	2.83	3.05
Contract Amount (b)	18.4	10.5	1.3
Fair Value (b)	16.6	10.7	1.3

Futures - Short
Settlement Price (a)	2.32	2.82
Contract Amount (b)	1.3	0.6
Fair Value (b)	1.1	0.7

Options - Purchased Call (Long)
Strike Price (a)	2.95	3.09
Contract Amount (b)	15.6	12.2
Fair Value (b)	0.7	1.1

Swaps - Commodity
Pay fixed/receive variable (b)	28.5	10.6	5.8
Average pay rate (a)	3.2155	3.5291	3.5625
Average received rate (a)	2.2455	2.7896	2.8803
Fair value (b)	19.9	8.4	4.7
Pay variable/receive fixed (b)	20.4	10.4	5.4
Average pay rate (a)	2.2655	2.7909	2.9144
Average received rate (a)	3.1783	3.3732	3.4919
Fair value (b)	28.6	12.6	6.5

Swaps - Basis
Pay variable/receive variable (b)	2.2	1.1	1.0
Average pay rate (a)	2.2952	2.8441	3.0061
Average received rate (a)	2.2671	2.8411	2.9906
Fair value (b)	2.2	1.1	1.0

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

SCANA:

As of March 31, 2016, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2016, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended March 31, 2016 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SCE&G:

As of March 31, 2016, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2016, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended March 31, 2016, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1-31	8,353	$60.53	8,353
February 1 - 29	—	—	—
March 1 - 31	—	—	—
Total	8,353		8,353	*

*The above table represents shares acquired for non-employee directors under the Director Compensation and Deferral Plan. On December 16, 2014 SCANA announced a program to convert from original issue to open market purchase of SCANA common stock for all applicable compensation and dividend reinvestment plans. This program took effect in the first quarter of 2015 and has no stated maximum number of shares that may be purchased and no stated expiration date.
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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: May 6, 2016	James E. Swan, IV
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