Form 10-Q
period 2016-06-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2016-08-05
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016

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
Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2016
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

(19)	the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(20)	labor disputes;

(21)	performance of SCANA’s pension plan assets;

(22)	changes in tax laws and realization of tax benefits and credits, including production tax credits for new nuclear units;

(23)	inflation or deflation;

(24)	compliance with regulations;

(25)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(26)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CB&I	Chicago Bridge & Iron Company N.V.
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and Stone & Webster
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DCGT	Dominion Carolina Gas Transmission, LLC
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
DOE	United States Department of Energy
DRB	Dispute Review Board, provided for under the October 2015 Amendment
DSM Programs	Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
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

PART I.  FINANCIAL INFORMATION
ITEM 1. F INANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	June 30, 2016	December 31, 2015
Assets
Utility Plant In Service	$13,170	$12,883
Accumulated Depreciation and Amortization	(4,364)	(4,307)
Construction Work in Progress	4,300	4,051
Nuclear Fuel, Net of Accumulated Amortization	282	308
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	13,598	13,145
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $132 and $124	278	280
Assets held in trust, net-nuclear decommissioning	123	115
Other investments	73	71
Nonutility Property and Investments, Net	474	466
Current Assets:
Cash and cash equivalents	67	176
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $5	483	505
Other	81	227
Inventories (at average cost):
Fuel and gas supply	137	164
Materials and supplies	149	148
Prepayments	159	115
Other current assets	66	43
Total Current Assets	1,142	1,378
Deferred Debits and Other Assets:
Regulatory assets	2,168	1,937
Other	290	220
Total Deferred Debits and Other Assets	2,458	2,157
Total	$17,672	$17,146

See Combined Notes to Condensed Consolidated Financial Statements.

Millions of dollars	June 30, 2016	December 31, 2015
Capitalization and Liabilities
Common Stock - no par value, 142.9 million shares outstanding	$2,390	$2,390
Retained Earnings	3,235	3,118
Accumulated Other Comprehensive Loss	(58)	(65)
Total Common Equity	5,567	5,443
Long-Term Debt, net	6,468	5,882
Total Capitalization	12,035	11,325
Current Liabilities:
Short-term borrowings	669	531
Current portion of long-term debt	116	116
Accounts payable	225	590
Customer deposits and customer prepayments	190	137
Taxes accrued	104	242
Interest accrued	84	83
Dividends declared	80	76
Derivative financial instruments	54	50
Other	117	127
Total Current Liabilities	1,639	1,952
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,892	1,907
Asset retirement obligations	525	520
Pension and other postretirement benefits	322	315
Regulatory liabilities	855	855
Other	404	272
Total Deferred Credits and Other Liabilities	3,998	3,869
Commitments and Contingencies (Note 9)
Total	$17,672	$17,146

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per share amounts	2016	2015	2016	2015
Operating Revenues:
Electric	$626	$638	$1,217	$1,266
Gas - regulated	127	130	426	499
Gas - nonregulated	152	199	434	591
Total Operating Revenues	905	967	2,077	2,356
Operating Expenses:
Fuel used in electric generation	130	164	267	338
Purchased power	17	11	29	24
Gas purchased for resale	192	247	551	770
Other operation and maintenance	191	173	371	346
Depreciation and amortization	92	97	183	193
Other taxes	62	59	125	118
Total Operating Expenses	684	751	1,526	1,789
Gain on sale of CGT, net of transaction costs	—	—	—	235
Operating Income	221	216	551	802
Other Income (Expense):
Other income	14	18	30	37
Other expense	(10)	(15)	(24)	(27)
Gain on sale of SCI, net of transaction costs	—	—	—	107
Interest charges, net of allowance for borrowed funds used during construction of $5, $4, $9 and $7	(83)	(78)	(166)	(155)
Allowance for equity funds used during construction	9	7	15	12
Total Other Expense	(70)	(68)	(145)	(26)
Income Before Income Tax Expense	151	148	406	776
Income Tax Expense	46	49	125	277
Net Income	$105	$99	$281	$499

Earnings Per Share of Common Stock	$0.74	$0.69	$1.97	$3.49
Weighted Average Common Shares Outstanding (millions)	142.9	142.9	142.9	142.9
Dividends Declared Per Share of Common Stock	$0.575	$0.545	$1.150	$1.090

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Net Income	$105	$99	$281	$499
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized gains (losses) on cash flow hedging activities arising during period, net of tax of $1, $1, $(2), and $-	2	2	(3)	(1)
Cash flow hedging activities reclassified to interest expense, net of tax of $1, $1, $3, and $3	2	2	4	4
Cash flow hedging activities reclassified to gas purchased for resale, net of tax of $-, $1, $4, and $6	1	2	6	9
Net unrealized gains on cash flow hedging activities	5	6	7	12
Deferred cost of employee benefit plans, net of tax of $-, $-, $-, and $(3)	—	—	—	(4)
Other Comprehensive Income	5	6	7	8
Total Comprehensive Income	$110	$105	$288	$507

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2016	2015
Cash Flows From Operating Activities:
Net income	$281	$499
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sale of subsidiaries	—	(355)
Losses from equity method investments	1	2
Deferred income taxes, net	(20)	(91)
Depreciation and amortization	190	199
Amortization of nuclear fuel	28	27
Allowance for equity funds used during construction	(15)	(12)
Carrying cost recovery	(8)	(6)
Changes in certain assets and liabilities:		—
Receivables	26	152
Inventories	(7)	2
Prepayments	(46)	131
Regulatory assets	—	28
Regulatory liabilities	—	13
Accounts payable	(33)	(81)
Taxes accrued	(138)	(83)
Derivative financial instruments	(8)	(10)
Other assets	(30)	(1)
Other liabilities	61	(37)
Net Cash Provided From Operating Activities	282	377
Cash Flows From Investing Activities:
Property additions and construction expenditures	(766)	(594)
Proceeds from sale of subsidiaries	—	647
Proceeds from investments (including derivative collateral returned)	442	693
Purchase of investments (including derivative collateral posted)	(535)	(607)
Payments upon interest rate derivative contract settlements	(88)	(152)
Proceeds upon interest rate derivative contract settlements	—	10
Net Cash Used For Investing Activities	(947)	(3)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	14
Proceeds from issuance of long-term debt	592	491
Repayment of long-term debt	(14)	(163)
Dividends	(160)	(153)
Short-term borrowings, net	138	(645)
Net Cash Provided From (Used For) Financing Activities	556	(456)
Net Decrease In Cash and Cash Equivalents	(109)	(82)
Cash and Cash Equivalents, January 1	176	137
Cash and Cash Equivalents, June 30	$67	$55
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $9 and $7)	$158	$149
– Income taxes	228	184
Noncash Investing and Financing Activities:
Accrued construction expenditures	51	89
Capital leases	6	4

 See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings	Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2016	143	$2,402	$(12)	$3,118	$(53)	$(12)	$(65)	$5,443
Net Income				281				281
Other Comprehensive Income (Loss)
Losses arising during the period					(3)	—	(3)	(3)
Losses/amortization reclassified from AOCI					10	—	10	10
Total Comprehensive Income				281	7	—	7	288
Dividends Declared				(164)				(164)
Balance as of June 30, 2016	143	$2,402	$(12)	$3,235	$(46)	$(12)	$(58)	$5,567

Balance as of January 1, 2015	143	$2,388	$(10)	$2,684	$(63)	$(12)	$(75)	$4,987
Net Income				499				499
Other Comprehensive Income (Loss)
Losses arising during the period					(1)	(4)	(5)	(5)
Losses/amortization reclassified from AOCI					13	—	13	13
Total Comprehensive Income (Loss)				499	12	(4)	8	507
Issuance of Common Stock	—	14	(1)					13
Dividends Declared				(156)				(156)
Balance as of June 30, 2015	143	$2,402	$(11)	$3,027	$(51)	$(16)	$(67)	$5,351

Dividends declared per share of common stock were $1.15 and $1.09 for June 30, 2016 and 2015, respectively.

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	June 30, 2016	December 31, 2015
Assets
Utility Plant In Service	$11,300	$11,153
Accumulated Depreciation and Amortization	(3,918)	(3,869)
Construction Work in Progress	4,269	3,997
Nuclear Fuel, Net of Accumulated Amortization	282	308
Utility Plant, Net ($667 and $700 related to VIEs)	11,933	11,589
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	68	68
Assets held in trust, net-nuclear decommissioning	123	115
Other investments	1	1
Nonutility Property and Investments, Net	192	184
Current Assets:
Cash and cash equivalents	19	130
Receivables:
Customer, net of allowance for uncollectible accounts of $3 and $3	362	324
Affiliated companies	16	22
Other	54	202
Inventories (at average cost):
Fuel	90	98
Materials and supplies	137	136
Prepayments	118	92
Other current assets	43	15
Total Current Assets ($84 and $88 related to VIEs)	839	1,019
Deferred Debits and Other Assets:
Regulatory assets	2,083	1,857
Other	216	116
Total Deferred Debits and Other Assets ($63 and $53 related to VIEs)	2,299	1,973
Total	$15,263	$14,765

See Combined Notes to Condensed Consolidated Financial Statements.

Millions of dollars	June 30, 2016	December 31, 2015
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,760
Retained Earnings	2,343	2,265
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,200	5,022
Noncontrolling Interest	131	129
Total Equity	5,331	5,151
Long-Term Debt, net	5,149	4,659
Total Capitalization	10,480	9,810
Current Liabilities:
Short-term borrowings	586	420
Current portion of long-term debt	111	110
Accounts payable	115	469
Affiliated payables	118	113
Customer deposits and customer prepayments	145	93
Taxes accrued	147	299
Interest accrued	68	66
Dividends declared	75	75
Derivative financial instruments	46	34
Other	56	61
Total Current Liabilities	1,467	1,740
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,702	1,732
Asset retirement obligations	493	488
Pension and other postretirement benefits	190	186
Regulatory liabilities	628	635
Other	287	157
Other affiliate	16	17
Total Deferred Credits and Other Liabilities	3,316	3,215
Commitments and Contingencies (Note 9)
Total	$15,263	$14,765

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2016	2015	2016	2015
Operating Revenues:
Electric	$627	$639	$1,220	$1,269
Gas	65	70	189	212
Total Operating Revenues	692	709	1,409	1,481
Operating Expenses:
Fuel used in electric generation	130	164	267	338
Purchased power	17	11	29	24
Gas purchased for resale	34	40	89	114
Other operation and maintenance	156	141	302	280
Depreciation and amortization	75	81	149	161
Other taxes	58	54	115	109
Total Operating Expenses	470	491	951	1,026
Operating Income	222	218	458	455
Other Income (Expense):
Other income	6	9	12	18
Other expense	(6)	(7)	(14)	(14)
Interest charges, net of allowance for borrowed funds used during construction of $5, $4, $8, and $7	(65)	(60)	(131)	(120)
Allowance for equity funds used during construction	8	6	12	11
Total Other Expense	(57)	(52)	(121)	(105)
Income Before Income Tax Expense	165	166	337	350
Income Tax Expense	52	55	108	113
Net Income	113	111	229	237
Net Income Attributable to Noncontrolling Interest	(3)	(4)	(6)	(7)
Earnings Available to Common Shareholder	$110	$107	$223	$230

Dividends Declared on Common Stock	$75	$70	$149	$140

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2016	2015	2016	2015
Net Income and Total Comprehensive Income	$113	$111	229	$237
Comprehensive income attributable to noncontrolling interest	(3)	(4)	(6)	(7)
Comprehensive income available to common shareholder	$110	$107	$223	$230

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2016	2015
Cash Flows From Operating Activities:
Net income	$229	$237
Adjustments to reconcile net income to net cash provided from operating activities:
Losses from equity method investments	2	2
Deferred income taxes, net	(30)	(16)
Depreciation and amortization	150	162
Amortization of nuclear fuel	28	27
Allowance for equity funds used during construction	(12)	(11)
Carrying cost recovery	(8)	(6)
Changes in certain assets and liabilities:
Receivables	(32)	(74)
Receivables - affiliate	(3)	85
Inventories	(14)	(18)
Prepayments	(34)	39
Regulatory assets	5	25
Regulatory liabilities	(1)	14
Accounts payable	(18)	24
Accounts payable - affiliate	(7)	(42)
Taxes accrued	(152)	(19)
Other assets	(55)	(17)
Other liabilities	57	(31)
Net Cash Provided From Operating Activities	105	381
Cash Flows From Investing Activities:
Property additions and construction expenditures	(652)	(520)
Proceeds from investments (including derivative collateral returned)	400	611
Purchase of investments (including derivative collateral posted)	(499)	(539)
Payments upon interest rate derivative contract settlements	(88)	(152)
Proceeds upon interest rate derivative contract settlements	—	10
Proceeds from money pool investments	9	80
Net Cash Used For Investing Activities	(830)	(510)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	494	491
Repayment of long-term debt	(9)	(9)
Dividends	(149)	(145)
Contributions from parent	100	200
Return of capital to parent	—	(4)
Money pool borrowings, net	12	(29)
Short-term borrowings, net	166	(451)
Net Cash Provided From Financing Activities	614	53
Net Decrease In Cash and Cash Equivalents	(111)	(76)
Cash and Cash Equivalents, January 1	130	100
Cash and Cash Equivalents, June 30	$19	$24

Supplemental Cash Flow Information:
Cash paid for – Interest (net of capitalized interest of $8 and $7)	$121	$108
– Income taxes paid	250	89
– Income taxes received	7	84
Noncash Investing and Financing Activities:
Accrued construction expenditures	34	80
Capital leases	6	4

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2016	40	$2,760	$2,265	$(3)	$129	$5,151
Earnings available to common shareholder			223		6	229
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			223	—	6	229
Capital contributions from parent		100				100
Cash dividend declared			(145)		(4)	(149)
Balance at June 30, 2016	40	$2,860	$2,343	$(3)	$131	$5,331

Balance at January 1, 2015	40	$2,560	$2,077	$(3)	$123	$4,757
Earnings available to common shareholder			230		7	237
Deferred cost of employee benefit plans				—		—
Total Comprehensive Income			230	—	7	237
Capital contributions from parent		196				196
Cash dividend declared			(137)		(3)	(140)
Balance at June 30, 2015	40	$2,756	$2,170	$(3)	$127	$5,050

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $485 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 4.

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

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held 42% and 46% of PSNC Energy’s natural gas inventory at June 30, 2016 and December 31, 2015, respectively, with a carrying value of $9.2 million and $17.7 million, respectively, through an agency relationship.  Under the terms of the asset management agreement, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under the supply service agreement. This agreement expires on March 31, 2017.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. When applicable, the Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method. The weighted average number of common shares for each period presented for basic and diluted earnings per share purposes were identical.

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

Reclassifications
Certain prior period amounts within the reconciliations of Net income to Net Cash Provided From Operating Activities on the Condensed Consolidated Statements of Cash Flows of the Company and Consolidated SCE&G have been reclassified to conform to the current period presentation. Specifically, $(133) million of non-cash changes in fair value of interest rate swaps has been reclassified from the changes in Derivative financial instruments caption (which for Consolidated SCE&G resulted in the caption being eliminated) with offsetting reclassifications of $149 million from the changes in Regulatory assets caption, $31 million from the changes in Regulatory liabilities caption, $(41) million from the changes in Other assets caption and $(6) million from the changes in Other liabilities caption. Additionally, due to insignificance, the captions for changes in Interest accrued and changes in Pension and other postretirement benefits which were utilized in the reconciliation for the prior period have been eliminated and their amounts included within changes in Other liabilities. These reclassifications had no effect on Net Cash Provided From Operating Activities or on any other subtotal in the Condensed Consolidated Statements of Cash Flows.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most current revenue recognition guidance, including industry-specific guidance. This revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. This guidance must be adopted no later than the first quarter of 2018, and early adoption is permitted in the first quarter of 2017. Adoption using a retrospective method, with options to elect certain practical expedients, or recognition of a cumulative effect in the year of initial adoption, is required. The Company and Consolidated SCE&G have not determined when this guidance will be adopted, which method of adoption will be employed or what practical expedients may be elected. The Company and Consolidated SCE&G have not determined the impact this guidance will have on their respective financial statements. However, the identification of implementation project team members and the inventorying of contracts with customers to which the guidance might be applicable, particularly large customer contracts, have begun.

In July 2015, the FASB issued accounting guidance intended to simplify the subsequent measurement of inventory cost by requiring most inventory to be measured at the lower of cost and net realizable value. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2017. The Company and Consolidated SCE&G are evaluating this guidance and do not anticipate that its adoption will have a significant impact on their respective financial statements.

In January 2016, the FASB issued accounting guidance intended to clarify the classification and measurement of financial instruments and financial liabilities, among other things. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018. The Company and Consolidated SCE&G are evaluating this guidance and do not anticipate that its adoption will have a significant impact on their respective financial statements.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. The guidance will be effective for years beginning in 2019. The Company and Consolidated SCE&G have not determined what impact this guidance will have on their respective financial statements. However, the identification of implementation project team members and the initial identification of leasing and related contracts to which the guidance might be applicable have begun.

In March 2016, the FASB issued accounting guidance changing how companies account for certain aspects of share-based payments to employees. Entities will be required to recognize the income tax effects of awards in the income statement when the awards vest or are settled. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2017. The Company and Consolidated SCE&G are evaluating this guidance and, based on the nature of their current share-based awards practices, do not anticipate that its adoption will have a significant impact on their respective financial statements.

In June 2016, the FASB issued accounting guidance requiring the use of a current expected credit loss impairment model for certain financial instruments. The new model is applicable to trade receivables and most debt instruments, among other financial instruments, and is intended to result in impairment losses being recognized earlier than under current guidance. The Company and Consolidated SCE&G must adopt this guidance beginning in 2020, including interim periods, though the guidance may be adopted in 2019. The Company and Consolidated SCE&G have not determined when this guidance will be adopted or what impact it will have on their respective financial statements.

2.RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

By order dated July 15, 2015, the SCPSC approved a settlement agreement among SCE&G, ORS and certain other parties concerning SCE&G's petition for approval to participate in a DER program and to recover DER program costs as a separate component of SCE&G's overall fuel factor. Under this order, SCE&G will, among other things, implement programs to encourage the development of renewable energy facilities with a total nameplate capacity of at least approximately 84.5 MW by the end of 2020, of which half is to be customer-scale solar capacity and half is to be utility-scale solar capacity. SCE&G is to make a good faith effort to have at least 30 MW of utility-scale solar capacity in service by the end of 2016.

By order dated April 29, 2016, the SCPSC approved a settlement agreement among SCE&G, ORS and certain other parties to decrease the total fuel cost component of retail electric rates. SCE&G reduced the total fuel cost component of retail electric rates to reflect lower projected fuel costs and to eliminate over-collected balances of approximately $61 million for base fuel and environmental costs over a 12-month period beginning with the first billing cycle of May 2016. SCE&G also began to recover projected DER program costs of approximately $6.9 million beginning with the first billing cycle of May 2016.

Electric - Base Rates

Pursuant to an SCPSC order, SCE&G removes from rate base certain deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three and six months ended June 30, 2016 totaled $3.5 million and $6.6 million, respectively. During the three and six months ended June 30, 2015, carrying costs totaled $2.2 million and $4.1 million, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

By Order dated April 29, 2016, the SCPSC approved SCE&G’s request to increase its pension costs component rider. This pension rider is subject to an annual true-up, depending on conditions in financial markets and other factors. The pension rider is designed to allow SCE&G to recover projected pension costs, including under-collections, over a 12-month period, beginning with the first billing cycle in May 2016.

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

Electric - BLRA

On May 26, 2016, SCE&G petitioned the SCPSC seeking approval to update the capital cost schedule and construction milestone schedule for the New Units consistent with the October 2015 Amendment. Within this petition, SCE&G also informed the SCPSC that it had notified WEC of its intent to elect the fixed price option, subject to concurrence by Santee Cooper and approval by the SCPSC. The petition reflects an increase in total project costs of approximately $852 million over the cost approved by the SCPSC in September 2015, of which approximately $505 million is directly attributable to the fixed price option. The project's estimated gross construction cost is now estimated to be approximately $7.7 billion, including owner’s costs, transmission, escalation and AFC. On June 30, 2016, Santee Cooper's board of directors approved a resolution authorizing the execution of a limited agency agreement pursuant to which SCE&G, for itself and on behalf of Santee Cooper, would elect the fixed price option on its behalf. SCE&G then executed the fixed price option on July 1, 2016, subject to SCPSC approval. A public hearing on this matter is scheduled to begin on October 4, 2016, and the SCPSC is expected to issue its order in November 2016. See also Note 9.

On June 27, 2016, SCE&G filed its annual request for approval of revised rates under the provisions of the BLRA. Under this request, SCE&G has proposed an overall increase of approximately $74.2 million or 3.1% in retail electric rates. The ORS is expected to issue an audit report by August 29, 2016, and the SCPSC is expected to issue its order by October 27, 2016. If approved, the rate increase is anticipated to be effective on November 26, 2016.

Gas - SCE&G

On June 15, 2016, SCE&G filed with the SCPSC its quarterly monitoring report for the 12-month period ended March 31, 2016, and proposed an approximately $4.4 million, or 1.23%, overall increase to its natural gas rates under the terms of the RSA. The ORS is expected to issue an audit report by September 1, 2016 and the SCPSC is expected to issue its order by October 15, 2016. If approved, the rate adjustment will be effective for the first billing cycle in November 2016.

Gas - PSNC Energy

On March 31, 2016, PSNC Energy filed a general rate case application with the NCUC requesting a general rate increase of approximately $41.6 million, or approximately 9.7%, in annual revenue. The rate increase is largely associated with recovering costs related to expanding and operating PSNC Energy's pipeline system. In its application, PSNC Energy requested approval of a rider to its rates to track and provide for ongoing recovery of capital expenditures related to PSNC Energy’s transmission and distribution pipeline integrity management programs. A hearing on the application is scheduled for the week of August 29, 2016.

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

	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Regulatory Assets:
Accumulated deferred income taxes	$295	$298	$288	$291
Environmental remediation costs	41	42	34	35
AROs and related funding	401	405	380	384
Deferred employee benefit plan costs	317	325	287	295
Deferred losses on interest rate derivatives	767	535	767	535
Unrecovered plant	122	127	122	127
DSM Programs	60	61	60	61
Other	165	144	145	129
Total Regulatory Assets	$2,168	$1,937	$2,083	$1,857

Regulatory Liabilities:
Asset removal costs	$747	$732	$528	$519
Deferred gains on interest rate derivatives	81	96	81	96
Other	27	27	19	20
Total Regulatory Liabilities	$855	$855	$628	$635

Accumulated deferred income tax liabilities that arise from utility operations that have not been included in customer rates are recorded as a regulatory asset.  Substantially all of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

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

3.COMMON EQUITY

SCANA had 200 million shares of common stock authorized as of June 30, 2016 and December 31, 2015. Gains and losses on cash flow hedges reclassified from AOCI during the six months ended June 30, 2016 resulted in higher interest expense of $4 million and higher cost of gas purchased for resale of $6 million. Such reclassifications during the comparable period in 2015 resulted in higher interest expense of $4 million and higher cost of gas purchased for resale of $9 million.

Authorized shares of SCE&G common stock were 50 million as of June 30, 2016 and December 31, 2015. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of June 30, 2016 and December 31, 2015. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

4.     LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In June 2016, SCE&G issued $425 million of 4.1% first mortgage bonds due June 15, 2046. In addition, SCE&G issued $75 million of 4.5% first mortgage bonds due June 1, 2064, which constituted a reopening of $300 million of 4.5% first mortgage bonds issued in May 2014. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

In June 2016, PSNC Energy issued $100 million of 4.13% senior notes due June 22, 2046. Proceeds from this sale were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

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

	June 30, 2016
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	$500.0	—	$500.0	—
Three-year, expiring December 2018	$200.0	—	$200.0	—
Total committed long-term	$2,000.0	$400.0	$1,400.0	$200.0
Outstanding commercial paper (270 or fewer days)	$668.5	$82.4	$586.1	—
Weighted average interest rate		1.10%	0.84%	—
Letters of credit supported by LOC	$3.3	$3.0	$0.3	—
Available	$1,328.2	$314.6	$813.6	$200.0

	December 31, 2015
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	$500.0	—	$500.0	—
Three-year, expiring December 2018	$200.0	—	$200.0	—
Total committed long-term	$2,000.0	$400.0	$1,400.0	$200.0
Outstanding commercial paper (270 or fewer days)	$531.4	$37.4	$420.2	$73.8
Weighted average interest rate		1.19%	0.74%	0.77%
Letters of credit supported by LOC	$3.3	$3.0	$0.3	—
Available	$1,465.4	$359.6	$979.6	$126.2

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At June 30, 2016, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $44.4 million. At December 31, 2015, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $33.0 million and money pool investments due from an affiliate of $9.0 million. On its balance sheet, Consolidated SCE&G includes amounts due from an affiliate within Receivables-affiliated companies and amounts due to an affiliate within Affiliated payables.

5.	INCOME TAXES

Consolidated SCE&G is included in the consolidated federal income tax returns of SCANA and files various applicable state and local income tax returns.

During 2013 and 2014, SCANA amended certain of its tax returns to claim certain tax-defined research and development deductions and credits and to reflect related impacts on domestic production activities deductions. SCANA also made similar claims in filing its 2013 and 2014 returns in 2014 and 2015, respectively. In connection with these federal and state filings, the Company and Consolidated SCE&G recorded an unrecognized tax benefit of $49 million. If recognized, $17 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rate. It is reasonably possible that these tax benefits will increase by an additional $7 million within the next 12 months. It is also reasonably possible that these tax benefits may decrease by $8 million within the next 12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through June 30, 2016.

The Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses.  Amounts recorded for such interest income, interest expense or tax penalties have not been material.

On August 2, 2016, the State of North Carolina announced that it would lower its corporate income tax rate from 4% to 3% effective January 1, 2017. The Company does not expect this reduction to have a material impact on its financial position, results of operations or cash flows.

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

Interest Rate Swaps

Interest rate swaps may be used to manage interest rate risk and exposure to changes in fair value attributable to changes in interest rates on certain debt issuances.  In cases in which swaps designated as cash flow hedges are used to synthetically convert variable rate debt to fixed rate debt, periodic payments to or receipts from swap counterparties related to these derivatives are recorded within interest expense.

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges and fair value changes and settlement amounts related to them are recorded as regulatory assets and liabilities. Settlement losses on swaps will be amortized over the lives of subsequent debt issuances and gains may be applied to under-collected fuel, may be amortized to interest expense or may be applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
		Retail Gas
Hedge designation	Gas Distribution	Marketing	Energy Marketing	Total
As of June 30, 2016
Commodity contracts	9,280,000	9,725,000	4,289,500	23,294,500
Energy management contracts (a)	—	—	40,639,577	40,639,577
Total (a)	9,280,000	9,725,000	44,929,077	63,934,077

As of December 31, 2015
Commodity contracts	7,530,000	7,869,000	3,973,500	19,372,500
Energy management contracts (b)	—	—	38,857,480	38,857,480
Total (b)	7,530,000	7,869,000	42,830,980	58,229,980

(a)  Includes an aggregate 1,350,060 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 1,842,048 MMBTU related to basis swap contracts in Energy Marketing.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
Designated as hedging instruments	$115.6	$120.0	$36.4	$36.4
Not designated as hedging instruments	1,285.0	1,235.0	1,285.0	1,235.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheet, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
	As of June 30, 2016
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$4		$1
	Other deferred credits and other liabilities		38		14
	Commodity contracts
	Other current assets	$5
	Total	$5	$42	—	$15

	Not designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$45		$45
	Other deferred credits and other liabilities		150		150
	Commodity contracts
	Other current assets	$4
	Energy management contracts
	Other current assets	5	1
	Other deferred debits and other assets	3
	Derivative financial instruments	1	5
	Other deferred credits and other liabilities		3
Total		$13	$204	—	$195

	As of December 31, 2015
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$4		$1
	Other deferred credits and other liabilities		28		9
	Commodity contracts
	Other current assets		1
	Derivative financial instruments		4
	Total	—	$37	—	$10

	Not designated as hedging instruments
	Interest rate contracts
	Other current assets	$10		$10
	Other deferred debits and other assets	5		5
	Derivative financial instruments		$33		$33
	Other deferred credits and other liabilities		22		22
	Commodity contracts
	Other current assets	1
	Energy management contracts
	Other current assets	11	2
	Other deferred debits and other assets	3
	Derivative financial instruments		9
	Other deferred credits and other liabilities		3
Total		$30	$69	$15	$55

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Gain (Loss) Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended June 30,
Interest rate contracts	$(2)	$2	Interest expense	—	$(1)
Six Months Ended June 30,
Interest rate contracts	$(5)	—	Interest expense	$(1)	$(1)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Loss Reclassified from AOCI into Income, net of tax

	(Effective Portion)			(Effective Portion)
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended June 30,
Interest rate contracts	$(2)	$2	Interest expense	$(2)	$(2)
Commodity contracts	4	—	Gas purchased for resale	(1)	(2)
Total	$2	$2		$(3)	$(4)

Six Months Ended June 30,
Interest rate contracts	$(5)	—	Interest expense	$(4)	$(4)
Commodity contracts	2	$(1)	Gas purchased for resale	(6)	(9)
Total	$(3)	$(1)		$(10)	$(13)

As of June 30, 2016, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $3.0 million as a decrease to gas cost, assuming natural gas markets remain at their current levels, and approximately $7.3 million as an increase to interest expense.  As of June 30, 2016, all of the Company’s commodity cash flow hedges settle by their terms before the end of the first quarter of 2019.

As of June 30, 2016, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $2.1 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Gain (Loss) Deferred in Regulatory Accounts			Gain Reclassified from Deferred Accounts into Income
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended June 30,
Interest rate contracts	$(100)	$132	Other income	—	$1
Six Months Ended June 30,
Interest rate contracts	$(244)	$37	Other income	—	$5

As of June 30, 2016, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $2.3 million as an increase to interest expense.

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

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2016	December 31, 2015	June 30, 2016	December 31, 2015
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$239.8	$95.2	$209.6	$57.0
Fair value of collateral already posted	150.2	50.4	118.5	13.4
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	89.6	44.8	91.1	43.6

in Net Asset Position
Aggregate fair value of derivatives in net asset position	—	$7.3	—	$7.3
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	—	7.3	—	7.3

In addition, for fixed price supply contracts offered to certain of SEMI's customers, the Company could have called on letters of credit in the amount of $3.0 million related to $9.0 million in commodity derivatives that are in a net asset position at June 30, 2016, compared to letters of credit in the amount of $3.0 million related to derivatives of $14.0 million at December 31, 2015, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of June 30, 2016
Gross Amounts of Recognized Assets	—	$9	$9	$18	—
Gross Amounts Offset in Statement of Financial Position	—	—	(2)	(2)	—
Net Amounts Presented in Statement of Financial Position	—	9	7	16	—
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	—	$9	$7	$16	—
Balance sheet location
Other current assets				$14	—
Other deferred debits and other assets				2	—
Total				$16	—

As of December 31, 2015
Gross Amounts of Recognized Assets	$15	$1	$15	$31	$15
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	15	1	14	30	15
Gross Amounts Not Offset - Financial Instruments	(8)	—	—	(8)	(8)
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$7	$1	$14	$22	$7
Balance sheet location
Other current assets				$22	$10
Other deferred debits and other assets				8	5
Total				$30	$15

Information related to the offsetting of derivative liabilities follows:

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of June 30, 2016
Gross Amounts of Recognized Liabilities	$237	—	$9	$246	$210
Gross Amounts Offset in Statement of Financial Position	—	—	(2)	(2)	—
Net Amounts Presented in Statement of Financial Position	237	—	7	244	210
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	(147)	—	—	(147)	(118)
Net Amount	$90	—	$7	$97	$92
Balance sheet location
Derivative financial instruments				$54	$46
Other deferred credits and other liabilities				190	164
Total				$244	$210

As of December 31, 2015
Gross Amounts of Recognized Liabilities	$87	$5	$15	$107	$65
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	87	5	14	106	65
Gross Amounts Not Offset - Financial Instruments	(8)	—	—	(8)	(8)
Gross Amounts Not Offset - Cash Collateral Posted	(36)	(5)	(9)	(50)	(13)
Net Amount	$43	$—	$5	$48	$44
Balance sheet location
Other current assets				$3	—
Derivative financial instruments				50	$34
Other deferred credits and other liabilities				53	31
Total				$106	$65

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of June 30, 2016			As of December 31, 2015
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 2
Assets:
Available for sale securities	$13	—	—	$11	—	—
Held to maturity securities	—	$7	—	—	—	—
Interest rate contracts	—	—	—	—	$15	$15
Commodity contracts	9	—	—	1	—	—
Energy management contracts	2	7	—	—	14	—
Liabilities:
Interest rate contracts	—	237	$210	—	87	65
Commodity contracts	—	—	—	1	4	—
Energy management contracts	—	11	—	4	12	—

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

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	June 30, 2016		December 31, 2015
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,584.4	$7,633.0	$5,997.6	$6,445.7
Consolidated SCE&G	$5,260.4	$6,127.6	$4,769.0	$5,129.1

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

8.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended June 30,
Service cost	$5.5	$5.8	$1.3	$1.4
Interest cost	9.9	9.5	3.0	2.9
Expected return on assets	(14.1)	(15.5)	—	—
Prior service cost amortization	1.0	1.0	0.1	0.1
Amortization of actuarial losses	3.7	3.5	0.1	0.6
Net periodic benefit cost	$6.0	$4.3	$4.5	$5.0

Six months ended June 30,
Service cost	$11.0	$11.5	$2.5	$2.8
Interest cost	19.8	19.1	6.0	5.8
Expected return on assets	(28.1)	(31.0)	—	—
Prior service cost amortization	2.0	2.0	0.2	0.2
Amortization of actuarial losses	7.4	7.0	0.2	1.1
Net periodic benefit cost	$12.1	$8.6	$8.9	$9.9

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended June 30,
Service cost	$4.5	$4.6	$1.0	$1.1
Interest cost	8.4	8.0	2.5	2.3
Expected return on assets	(11.9)	(13.0)	—	—
Prior service cost amortization	0.8	0.8	0.1	0.1
Amortization of actuarial losses	3.1	3.0	0.1	0.4
Net periodic benefit cost	$4.9	$3.4	$3.7	$3.9

Six months ended June 30,
Service cost	$9.0	$9.2	$2.0	$2.2
Interest cost	16.8	16.0	5.0	4.6
Expected return on assets	(23.8)	(26.1)	—	—
Prior service cost amortization	1.7	1.7	0.1	0.1
Amortization of actuarial losses	6.2	6.0	0.2	0.9
Net periodic benefit cost	$9.9	$6.8	$7.3	$7.8

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

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Summer Station Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the construction of the New Units. This policy provides the owners of the New Units up to $500 million of total coverage for accidental property damage occurring during construction. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. All of the NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $45.8 million. SCE&G currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Summer Station Unit 1 for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $1.8 million.

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

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. As of June 30, 2016, SCE&G’s investment in the New Units, including related transmission, totaled $3.9 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

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

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule. Shield building construction remains a principal focus area for SCE&G’s oversight of the project. The primary critical path for Unit 2 runs through the completion of shield building construction. For Unit 3, the primary critical path runs through the completion of CA20 sub-assembly 1 and 2 and the setting of CA20 in the auxiliary building. WEC has reached agreement on a mitigation plan to accelerate shield building panel fabrication with one of its subcontractors. Additional mitigation will be required in critical path areas to support the updated substantial completion dates described below.

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

The Revised, Fully-Integrated Construction Schedule initially indicated that the substantial completion of Unit 2 was expected to occur in June 2019 and that the substantial completion of Unit 3 was expected to be approximately 12 months later. However, the Consortium continued to refine and update the Revised, Fully-Integrated Construction Schedule as certain designs were finalized, as construction progressed, and as additional information was received. See discussion of October 2015 Amendment below.

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. In this proceeding, SCE&G's total projected capital costs (in 2007 dollars) and estimated gross construction cost (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included cost amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, the updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity is being applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed.

October 2015 Amendment

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

Among other things, the October 2015 Amendment:
(i) resolved by settlement and release most outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million) and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price,
(ii) revised the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively,
(iii) revised the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and capped those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit),
(iv) provides for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits,
(v) provides for development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved,
(vi) provided that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project,
(vii) provided for an explicit definition of Change in Law designed to reduce the likelihood of certain future commercial disputes, with the Consortium also acknowledging and agreeing that the project scope includes providing New Units that meet the standards of the NRC approved Design Control Document Revision 19,
(viii) established a DRB process for certain commercial claims and disputes, and
(ix) eliminated the requirement or ability of any party to bring suit regarding disputes before substantial completion of the project.

The DRB is comprised of three members chosen by the parties to resolve construction-related claims.  Amounts in dispute of less than $5 million will be resolved by the DRB without recourse, and amounts in dispute greater than $5 million will be resolved by the DRB for the remainder of the construction of the New Units, with a reserved right to litigate such issues in court at the conclusion of construction.

Under the October 2015 Amendment, SCE&G’s total estimated project costs increased over the $6.8 billion approved by the SCPSC in September 2015. In addition, SCE&G has updated project costs for estimated change orders related to certain outstanding disputes not resolved by the October 2015 Amendment. As a result, the estimated gross construction cost of the project (including the effects of these change orders, escalation and AFC) totals approximately $7.2 billion.

The October 2015 Amendment also provided SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be subject to adjustment for amounts paid since June 30, 2015. Under the fixed price option, the aggregate delay-related liquidated damages referred to in (iii) above would be capped at $338 million per New Unit (SCE&G’s 55% portion being approximately $186 million per New Unit), and the completion bonus referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit).

On May 26, 2016, SCE&G petitioned the SCPSC seeking approval to update the capital cost schedule and construction milestone schedule for the New Units consistent with the October 2015 Amendment. Within this petition, SCE&G also informed the SCPSC that it had notified WEC of its intent to elect the fixed price option, subject to concurrence by Santee Cooper and approval by the SCPSC. The petition reflects an increase in total project costs of approximately $852 million over the cost approved by the SCPSC in September 2015, of which approximately $505 million is directly attributable to the fixed price option. The project's estimated gross construction cost is now estimated to be approximately $7.7 billion, including owner’s costs, transmission, escalation and AFC. On June 30, 2016, Santee Cooper's board of directors approved a resolution authorizing the execution of a limited agency agreement pursuant to which SCE&G, for itself and on behalf of Santee Cooper, would elect the fixed price option on its behalf. SCE&G then executed the fixed price option on July 1, 2016, subject to SCPSC approval. A public hearing on this matter is scheduled to begin on October 4, 2016, and the SCPSC is expected to issue its order in November 2016.

On July 1, 2016, SCE&G amended the May 26, 2016 petition by withdrawing its request to adjust its transmission capital costs forecast in the amount of $4.3 million and revising its proposed capital cost schedule accordingly (along with the associated escalation and AFC). This revision was made while SCE&G evaluates alternatives to installing additional capacitors in Summer Station's existing Unit 1 switchyard.

The October 2015 Amendment provided that the parties would agree upon a construction milestone payment schedule within five months of the execution of the October 2015 Amendment or submit the issue to the DRB.  The parties agreed to two one-month extensions for discussion of the schedule through July 2016.  The parties were unable to reach an agreement on a schedule in that time period, and the owners referred the matter to the DRB on August 1, 2016.  Unless the parties agree otherwise, the DRB has 60 days from the referral to establish a schedule. The parties may continue discussions during this period. The dispute relates only to the timing of payments; the total amount to be paid is not in dispute.

As of June 30, 2016, payments related to (i) above had been made totaling $125 million (SCE&G's 55% portion being approximately $68.75 million). Also as of June 30, 2016, payments related to (v) above had been made totaling $600 million (SCE&G's 55% portion being $330 million), which included payments of $100 million per month (SCE&G's portion being $55 million) being made during the initial five-month period described above, as required under the contract, and an equal monthly payment agreed upon by the parties for the first one-month extension described above. Since June 30, 2016, there has been one additional payment of $130 million for the second one-month extension (SCE&G’s 55% portion being $71.5 million) made by agreement of the parties in lieu of all other contractually-required payments related to (v) above. The contract provides that for the 60-day period during which the DRB is reviewing the matter, the owners shall pay $100 million per month (SCE&G’s 55% portion being $55 million) in lieu of all other payments related to (v) above.

Payment and Performance Obligations

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

Additional claims by the Consortium or SCE&G involving the project schedule and budget may arise as the project continues. The parties to the EPC Contract have established both informal and formal dispute resolution procedures in order to resolve such issues. SCE&G expects to resolve all disputes through both the informal and formal procedures and currently anticipates that any project costs that arise through such dispute resolution processes (including those reflected in the October 2015 Amendment described above), as well as other project costs identified from time to time, will be recoverable through rates.

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost, including its cost of financing, of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the October 2015 Amendment, which has not been approved by the SCPSC, SCE&G’s current projected cost would be approximately $750 million to $850 million for the additional 5% interest being acquired from Santee Cooper. This range covers the projected cost whether the fixed price option is approved or not.

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

Environmental

On August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national carbon dioxide emissions by 32% from 2005 levels by 2030. The rule also provides for nuclear reactors under construction, such as the New Units, to count towards compliance and establishes a phased-in compliance approach beginning in 2022. The rule gives each state from one to three years to issue SIPs, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. The order of the Supreme Court has no immediate impact on SCE&G and GENCO or their generation operations. The Company and Consolidated SCE&G are currently evaluating the rule and expect any costs incurred to comply with such rule to be recoverable through rates.

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

In April 2012, the EPA's MATS rule containing new standards for mercury and other specified air pollutants became effective. On November 19, 2014, the EPA finalized its reconsideration of certain provisions applicable during startup and shutdown of generating facilities under the MATS rule. SCE&G and GENCO were granted a one year extension (through April 2016) to comply with MATS at Cope, McMeekin, Wateree and Williams Stations. These extensions allowed time to convert McMeekin Station to burn natural gas and to install additional pollution control devices at the other plants to enhance the control of certain MATS-regulated pollutants. In addition, SCE&G retired certain other coal-fired units during this time frame. The MATS rule has been the subject of ongoing litigation even while it remains in effect. Rulings on this litigation are not expected to have an impact on SCE&G or GENCO due to these retirements, conversions, and enhancements. SCE&G and GENCO currently are in compliance with the MATS rule and expect to remain in compliance.

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

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of December 31, 2015, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $18.2 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At June 30, 2016, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $34.1 million and are included in regulatory assets.

10.	SEGMENT OF BUSINESS INFORMATION

Regulated operations measure profitability using operating income; therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Marketing segments measure profitability using net income.

The Company's Gas Distribution segment is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation. All Other includes the parent company, a services company and other nonreportable segments that were insignificant for all periods presented. In addition, All Other includes gains from the sales of CGT and SCI (see Dispositions in Note 1) and their operating results and assets prior to their sale in the first quarter of 2015. CGT and SCI were nonreportable segments during all periods presented. For the six months ended June 30, 2015, operating income and net income for All Other include $235 million and $202 million, respectively, related to the sales of CGT and SCI. External revenue and intersegment revenue for All Other related to CGT and SCI were not significant during either period presented.

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended June 30, 2016
Electric Operations	$625	$2	$222	n/a
Gas Distribution	127	—	(1)	n/a
Retail Gas Marketing	76	—	n/a	$(2)
Energy Marketing	77	26	n/a	2
All Other	—	104	—	(7)
Adjustments/Eliminations	—	(132)	—	112
Consolidated Total	$905	$—	$221	$105

Six Months Ended June 30, 2016
Electric Operations	$1,217	$3	$420	n/a
Gas Distribution	426	1	93	n/a
Retail Gas Marketing	247	—	n/a	$20
Energy Marketing	187	48	n/a	4
All Other	—	202	—	(7)
Adjustments/Eliminations	—	(254)	38	264
Consolidated Total	$2,077	$—	$551	$281

Three Months Ended June 30, 2015
Electric Operations	$638	$1	$216	n/a
Gas Distribution	129	—	5	n/a
Retail Gas Marketing	71	—	n/a	$(6)
Energy Marketing	128	32	n/a	3
All Other	1	93	—	(10)
Adjustments/Eliminations	—	(126)	(5)	112
Consolidated Total	$967	$—	$216	$99

Six Months Ended June 30, 2015
Electric Operations	$1,266	$3	$415	n/a
Gas Distribution	497	—	101	n/a
Retail Gas Marketing	276	—	n/a	$21
Energy Marketing	315	67	n/a	9
All Other	5	207	237	197
Adjustments/Eliminations	(3)	(277)	49	272
Consolidated Total	$2,356	$—	$802	$499

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended June 30, 2016
Electric Operations	$627	$222	n/a
Gas Distributions	65	—	n/a
Adjustments/Eliminations	—	—	$110
Consolidated Total	$692	$222	$110

Six Months Ended June 30, 2016
Electric Operations	$1,220	$420	n/a
Gas Distributions	189	38	n/a
Adjustments/Eliminations	—	—	$223
Consolidated Total	$1,409	$458	$223

Three Months Ended June 30, 2015
Electric Operations	$639	$216	n/a
Gas Distributions	70	2	n/a
Adjustments/Eliminations	—	—	$107
Consolidated Total	$709	$218	$107

Six Months Ended June 30, 2015
Electric Operations	$1,269	$415	n/a
Gas Distributions	212	40	n/a
Adjustments/Eliminations	—	—	$230
Consolidated Total	$1,481	$455	$230

Segment Assets	The Company		Consolidated SCE&G
	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2016	2015	2016	2015
Electric Operations	$11,215	$10,883	$11,215	$10,883
Gas Distribution	2,705	2,606	777	757
Retail Gas Marketing	112	106	n/a	n/a
Energy Marketing	85	95	n/a	n/a
All Other	1,022	998	n/a	n/a
Adjustments/Eliminations	2,533	2,458	3,271	3,125
Consolidated Total	$17,672	$17,146	$15,263	$14,765

11.    AFFILIATED TRANSACTIONS

The Company and Consolidated SCE&G:

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s total purchases from this affiliate were $44.0 million and $49.6 million for the three months ended June 30, 2016 and 2015, respectively, and $96.8 million and $119.7 million for the six months ended June 30, 2016 and 2015, respectively.  SCE&G’s total sales to this affiliate were $43.8 million and $49.4 million for the three months ended June 30, 2016 and 2015, respectively, and $96.2 million and $119.1 million for the six months ended June 30, 2016 and 2015, respectively. SCE&G’s receivable from this affiliate was $15.5 million at June 30, 2016 and $12.8 million at December 31, 2015.  SCE&G’s payable to this affiliate was $15.6 million at June 30, 2016 and $12.9 million at December 31, 2015.

Consolidated SCE&G:

Prior to January 31, 2015, CGT was a wholly-owned subsidiary of SCANA and transported natural gas to SCE&G to serve retail gas customers and certain electric generation requirements. SCE&G's purchases from CGT totaled approximately $3.4 million in January 2015.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $25.9 million and $32.8 million for the three months ended June 30, 2016 and 2015, respectively, and $48.3 million and $67.3 million for the six months ended June 30, 2016 and 2015, respectively.  SCE&G’s payables to SEMI for such purchases were $9.3 million at June 30, 2016 and $7.5 million at December 31, 2015.

SCANA Services, Inc., on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems services, telecommunications services, customer services, marketing and sales, human resources, corporate compliance, purchasing, financial services, risk management, public affairs, legal services, investor relations, gas supply and capacity management, strategic planning, general administrative services, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $80.5 million and $72.1 million for the three months ended June 30, 2016 and 2015, respectively, and $156.1 million and $145.2 million for the six months ended June 30, 2016 and 2015, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $47.1 million at June 30, 2016 and $57.0 million at December 31, 2015.

Consolidated SCE&G's money pool borrowings from an affiliate are described in Note 4.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION
RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
AS COMPARED TO THE CORRESPONDING PERIODS IN 2015

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2015.

Earnings Per Share

Earnings per share was as follows:

	Second Quarter		Year to Date
	2016	2015	2016	2015
Earnings per share	$0.74	$0.69	$1.97	$3.49

Second Quarter

Second quarter earnings per share increased primarily due to higher electric and gas distribution margins and lower depreciation expense. These increases were partially offset by higher other operation and maintenance expenses, higher property taxes and higher interest cost, as further discussed below.

Year to Date

Year to date earnings per share decreased primarily due to the gains on the sales of CGT and SCI in the first quarter of 2015. Higher electric margins, lower depreciation expense and lower income taxes were offset by lower gas distribution margins, lower energy marketing net income, higher other operation and maintenance expenses, higher property taxes, lower other income and higher interest cost, as further discussed below.

The sales of CGT and SCI were closed in the first quarter of 2015. These subsidiaries operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. Therefore, CGT and SCI were not a part of the Company's core business. See Note 10 to the combined notes to condensed consolidated financial statements.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2016:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 18, 2016	$0.575	March 10, 2016	April 1, 2016
April 28, 2016	$0.575	June 10, 2016	July 1, 2016
July 28, 2016	$0.575	September 12, 2016	October 1, 2016

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$627.4	(1.8)%	$638.9	$1,220.1	(3.9)%	$1,269.2
Less: Fuel used in electric generation	130.4	(20.2)%	163.5	266.5	(21.2)%	338.1
Purchased power	17.3	50.4%	11.5	28.5	17.3%	24.3
Margin	479.7	3.4%	463.9	925.1	2.0%	906.8
Other operation and maintenance	134.7	10.7%	121.7	259.8	7.8%	241.0
Depreciation and amortization	71.0	(7.1)%	76.4	141.5	(7.1)%	152.3
Other taxes	51.5	5.3%	48.9	103.6	5.7%	98.0
Operating Income	$222.5	2.6%	$216.9	$420.2	1.1%	$415.5

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric margin revenue attributable to the effects of abnormal weather. Second quarter weather in SCE&G’s electric service territory was warmer than normal in both 2016 and 2015; however, the second quarter of 2015 was slightly warmer than the second quarter of 2016. In addition, year-to-date results reflect milder than normal weather in the first quarter of 2016 but colder than normal weather in the first quarter of 2015.

Second Quarter

•
Margin increased due to base rate increases under the BLRA of $15.0 million, residential and commercial customer growth of $5.6 million and higher collections under SCE&G’s rate rider for pension costs of $3.7 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to downward adjustments of $0.7 million in 2015, pursuant to orders of the SCPSC, related to SCE&G’s DSM Programs. These adjustments also had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the settlement of certain interest rate contracts. These margin increases were partially offset by $4.0 million due to the effects of milder weather and lower residential and commercial average use of $6.4 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $7.9 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs.

•
Depreciation and amortization decreased by $7.2 million due to the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Margin increased due to base rate increases under the BLRA of $31.1 million, residential and commercial customer growth of $11.0 million and higher collections under SCE&G’s rate rider for pension costs of $3.7 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to downward adjustments of $5.2 million in 2015, pursuant to orders of the SCPSC, related to SCE&G’s DSM Programs. These adjustments also had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the settlement of certain interest rate contracts. These increases were partially offset by $23.6 million due to the effects of milder weather and lower residential and commercial average use of $8.0 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $13.9 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs, and the amortization of $1.3 million of DSM Programs cost.

•
Depreciation and amortization decreased by $14.5 million due to the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

	Second Quarter			Year to Date
Classification	2016	Change	2015	2016	Change	2015
Residential	1,876	(1.6)%	1,907	3,802	(4.9)%	3,999
Commercial	1,881	(0.9)%	1,899	3,602	(0.2)%	3,611
Industrial	1,581	(1.1)%	1,599	3,084	0.6%	3,066
Other	151	(0.7)%	152	291	(0.7)%	293
Total Retail Sales	5,489	(1.2)%	5,557	10,779	(1.7)%	10,969
Wholesale	226	(4.6)%	237	449	(7.0)%	483
Total Sales	5,715	(1.4)%	5,794	11,228	(2.0)%	11,452

Second Quarter

Retail sales volumes decreased primarily due to the effects of milder weather, lower residential and commercial average use and lower industrial usage. These decreases were partially offset by residential and commercial customer growth.

Year to Date

Retail sales volumes decreased primarily due to the effects of milder weather and lower residential and commercial average use. These decreases were partially offset by residential and commercial customer growth and increased industrial usage. Wholesale sales volumes decreased primarily due to the effects of milder weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution operating income (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$127.6	(2.2)%	$130.5	$427.5	(14.3)%	$498.6
Less: Gas purchased for resale	54.2	(8.4)%	59.2	187.0	(29.2)%	264.0
Margin	73.4	2.9%	71.3	240.5	2.5%	234.6
Other operation and maintenance	43.7	13.8%	38.4	86.7	12.9%	76.8
Depreciation and amortization	20.3	5.7%	19.2	40.1	4.7%	38.3
Other taxes	10.4	11.8%	9.3	20.9	11.8%	18.7
Operating Income (Loss)	$(1.0)	*	$4.4	$92.8	(7.9)%	$100.8
* Greater than 100%

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA (at SCE&G) and the CUT (at PSNC Energy), as further described in Note 1 of the consolidated financial statements in SCANA's Form 10-K for December 31, 2015. The WNA and the CUT affect margins but not sales volumes.

Second Quarter and Year to Date

•	Margin increased primarily due to customer growth.

•	Other operation and maintenance expenses increased due to higher labor costs of $2.6 million for the quarter and $5.4 million for the year, primarily due to higher incentive compensation costs.

•	Depreciation and amortization increased due to net plant additions, partially offset by the implementation of SCPSC-approved revised (lower) depreciation rates at SCE&G.

•	Other taxes increased due to net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	Second Quarter			Year to Date
Classification (in thousands)	2016	Change	2015	2016	Change	2015
Residential	3,887	20.1%	3,237	24,982	(9.9)%	27,717
Commercial	5,297	7.8%	4,912	16,387	(3.1)%	16,904
Industrial	4,830	(5.4)%	5,108	9,887	(3.4)%	10,238
Transportation	11,101	(9.9)%	12,323	21,918	(2.6)%	22,492
Total	25,115	(1.8)%	25,580	73,174	(5.4)%	77,351

Second Quarter

Residential and commercial firm sales volumes increased primarily due to weather and customer growth. At SCE&G industrial volumes decreased and transportation volumes increased due to customers shifting to transportation only service. At PSNC Energy transportation volumes decreased primarily due to lower natural gas fired electric generation.

Year to Date

Residential and commercial firm sales volumes decreased primarily due to the effects of milder weather, partially offset by customer growth. Industrial sales volumes decreased and transportation volumes decreased primarily due to milder weather, partially offset by customers shifting to transportation only service at SCE&G.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$75.4	5.6%	$71.4	$246.4	(10.8)%	$276.1
Net income (loss)	(2.1)	(61.8)%	(5.5)	19.8	(7.9)%	21.5

Second Quarter

Operating revenues increased and net loss declined due to increased sales demand.

Year to Date

Operating revenues and net income decreased primarily due to milder winter weather.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$102.9	(36.0)%	$160.7	$235.3	(38.4)%	$382.1
Net income	1.6	(48.4)%	3.1	4.1	(52.9)%	8.7

Second Quarter

Revenues and net income decreased due to decreased sales volume.

Year to Date

Revenues and net income decreased primarily due to milder weather.

 Other Operating Expenses

Other operating expenses were as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Other operation and maintenance	$190.8	10.5%	$172.7	$371.3	7.6%	$345.2
Depreciation and amortization	92.0	(4.5)%	96.3	182.9	(4.9)%	192.3
Other taxes	62.4	6.3%	58.7	125.5	6.4%	118.0

Second Quarter

Changes in other operating expenses are addressed in the electric operations and gas distribution segments.

Year to Date

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

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Other income	$14.3	(24.3)%	$18.9	$30.1	(19.3)%	$37.3
Other expense	(10.0)	(33.8)%	(15.1)	(23.8)	(12.2)%	(27.1)
Gain on sale of SCI, net of transaction costs	—	—%	—	—	(100.0)%	106.9
AFC - equity funds	8.9	34.8%	6.6	14.7	25.6%	11.7

Second Quarter

Other income decreased primarily due to lower gains on the sale of land of $3.4 million and the recognition in 2015 of $0.7 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Other income and other expense decreased by $3.7 million for billings to DCGT for transition services provided at cost pursuant to the terms of the sale of CGT. Decreases in other income were partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. AFC increased due to construction activity.

Year to Date

Other income decreased primarily due to lower gains on the sale of land of $3.2 million and the recognition in 2015 of $5.2 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Other income and other expense decreased by $1.8 million for billings to DCGT for transition services provided at cost pursuant to the terms of the sale of CGT. Decreases in other income were partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. Other income decreased by $3.9 million and other expense decreased by $2.3 million due to the sale of SCI. In 2015 other income also included the gain on the sale of SCI. AFC increased due to construction activity.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended June 30, 2016 were similar to those recognized in the same period in 2015. Income taxes for the six months ended June 30, 2016 were lower than the same period in 2015 due primarily to the sales of CGT and SCI. The effective tax rate for 2015 was higher than the rate for 2016 due to discrete items related to those sales.
LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2016 was 3.31 and 3.21, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At June 30, 2016, the Company had net available liquidity of approximately $1.4 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $2.0 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. The Company’s long term debt portfolio has a weighted average maturity of approximately 21 years at a weighted average effective interest rate of 5.8%.  All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

Cash provided from operating activities decreased primarily due to payments of income taxes in 2016, including certain amounts related to the gains on sales of CGT and SCI in 2015. Tax payments in 2015 were impacted by Congress' extension of bonus depreciation provisions late in 2014.

Cash flows from investing activities in 2016 were related to capital expenditures and funding of collateral deposit requirements with respect to interest rate swaps as interest rates declined. In 2015, similar investing cash outflows were more than offset by the receipt of proceeds from the sales of CGT and SCI.

Cash flows from financing activities in 2016 included normal dividend payments which were more than offset by increases in long-term debt and commercial paper balances. Similar financing activities in 2015 were offset by the use of the proceeds from the sales of CGT and SCI to reduce SCANA's long term debt and reduce Consolidated SCE&G's short term debt levels.

In June 2016, SCE&G issued $425 million of 4.1% first mortgage bonds due June 15, 2046. In addition, SCE&G issued $75 million of 4.5% first mortgage bonds due June 1, 2064, which constituted a reopening of $300 million of 4.5% first mortgage bonds issued in May 2014. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

In June 2016, PSNC issued $100 million of 4.13% senior notes due June 22, 2046. Proceeds from this sale were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2016 through 2018, which are subject to continuing review and adjustment, are $953 million in 2016, $1,341 million in 2017, and $980 million in 2018.

For additional information, see Note 4 to the combined notes to the condensed consolidated financial statements.
OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 of the combined notes to condensed consolidated financial statements.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
RESULTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2016
AS COMPARED TO THE CORRESPONDING PERIODS IN 2015

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2015.

Net Income

Net income for Consolidated SCE&G was as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Net income	$112.7	1.6%	$110.9	$228.9	(3.5)%	$237.2

Second Quarter

Net income increased primarily due to higher electric and gas distribution margins and lower depreciation expense, partially offset by higher other operation and maintenance expense, higher property taxes and higher interest cost, as further described below.

Year to Date

Net income decreased primarily due to higher other operation and maintenance expense, higher property taxes, higher interest cost and lower other income, partially offset by higher electric and gas distribution margins and lower depreciation expense as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2016:

Declaration Date	Amount	Quarter Ended	Payment Date
February 18, 2016	$74.2 million	March 31, 2016	April 1, 2016
April 28, 2016	$75.2 million	June 30, 2016	July 1, 2016
July 28, 2016	$76.1 million	September 30, 2016	October 1, 2016

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$627.4	(1.8)%	$638.9	$1,220.1	(3.9)%	$1,269.2
Less: Fuel used in electric generation	130.4	(20.2)%	163.5	266.5	(21.2)%	338.1
Purchased power	17.3	50.4%	11.5	28.5	17.3%	24.3
Margin	479.7	3.4%	463.9	925.1	2.0%	906.8
Other operation and maintenance	138.1	10.7%	124.8	266.5	7.8%	247.2
Depreciation and amortization	68.1	(7.8)%	73.9	135.9	(7.7)%	147.2
Other taxes	51.0	5.6%	48.3	102.5	5.9%	96.8
Operating Income	$222.5	2.6%	$216.9	$420.2	1.1%	$415.6

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric margin revenue attributable to the effects of abnormal weather. Second quarter weather in SCE&G’s electric service territory was warmer than normal in both 2016 and 2015; however, the second quarter of 2015 was slightly warmer than the second quarter of 2016. In addition, year-to-date results reflect milder than normal weather in the first quarter of 2016 but colder than normal weather in the first quarter of 2015.

Second Quarter

•
Margin increased due to base rate increases under the BLRA of $15.0 million, residential and commercial customer growth of $5.6 million and higher collections under SCE&G’s rate rider for pension costs of $3.7 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to downward adjustments of $0.7 million in 2015, pursuant to orders of the SCPSC, related to SCE&G’s DSM Programs. These adjustments also had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the settlement of certain interest rate contracts. These increases were partially offset by $4.0 million due to the effects of milder weather and lower residential and commercial average use of $6.4 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $7.9 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs.

•
Depreciation and amortization decreased by $7.2 million due to the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Margin increased due to base rate increases under the BLRA of $31.1 million, residential and commercial customer growth of $11.0 million and higher collections under SCE&G’s rate rider for pension costs of $3.7 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to downward adjustments of $5.2 million in 2015, pursuant to orders of the SCPSC, related to SCE&G’s DSM Programs. These adjustments also had no effect on net income as they were fully offset by the recognition, within other income, of gains realized upon the settlement of certain interest rate contracts. These increases were partially offset by $23.6 million due to the effects of milder weather and lower residential and commercial average use of $8.0 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $13.9 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs, and the amortization of $1.3 million of DSM Programs cost.

•
Depreciation and amortization decreased by $14.5 million due to the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015. This decrease in depreciation expense was partially offset by increases associated with net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

	Second Quarter			Year to Date
Classification	2016	Change	2015	2016	Change	2015
Residential	1,876	(1.6)%	1,907	3,802	(4.9)%	3,999
Commercial	1,881	(0.9)%	1,899	3,602	(0.2)%	3,611
Industrial	1,581	(1.1)%	1,599	3,084	0.6%	3,066
Other	151	(0.7)%	152	291	(0.7)%	293
Total Retail Sales	5,489	(1.2)%	5,557	10,779	(1.7)%	10,969
Wholesale	226	(4.6)%	237	449	(7.0)%	483
Total Sales	5,715	(1.4)%	5,794	11,228	(2.0)%	11,452

Second Quarter

Retail sales volumes decreased primarily due to the effects of milder weather, lower residential and commercial average use and lower industrial usage. These decreases were partially offset by residential and commercial customer growth.

Year to Date

Retail sales volumes decreased primarily due to the effects of milder weather and lower residential and commercial average use. These decreases were partially offset by residential and commercial customer growth and increased industrial usage. Wholesale sales volumes decreased primarily due to the effects of milder weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution operating income (including transactions with affiliates) was as follows:

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$64.7	(7.3)%	$69.8	$189.2	(10.8)%	$212.1
Less: Gas purchased for resale	33.9	(14.4)%	39.6	89.5	(21.6)%	114.1
Margin	30.8	2.0%	30.2	99.7	1.7%	98.0
Other operation and maintenance	17.9	9.8%	16.3	35.7	9.5%	32.6
Depreciation and amortization	6.9	3.0%	6.7	13.5	1.5%	13.3
Other taxes	6.6	6.5%	6.2	13.3	7.3%	12.4
Operating Income (Loss)	$(0.6)	*	$1.0	$37.2	(6.3)%	$39.7
* Greater than 100%

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA, as further described in Note 1 of the consolidated financial statements in SCE&G's Form 10-K for December 31, 2015. The WNA affects margins but not sales volumes.

Second Quarter and Year to Date

•	Margin increased primarily due to customer growth.

•	Other operation and maintenance expenses increased due to higher labor costs of $0.8 million for the quarter and $1.6 million for the year, primarily due to higher incentive compensation costs.

•
Depreciation and amortization increased due to net plant additions, partially offset by the implementation of SCPSC-approved revised (lower) depreciation rates of $0.3 million for the quarter and $0.6 million for the year.

•	Other taxes increased due to net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	Second Quarter			Year to Date
Classification (in thousands)	2016	Change	2015	2016	Change	2015
Residential	1,113	19.2%	934	7,777	(9.8)%	8,626
Commercial	2,676	4.2%	2,568	7,067	(2.0)%	7,211
Industrial	4,405	(6.2)%	4,694	8,621	(2.8)%	8,868
Transportation	1,325	3.5%	1,280	2,495	6.3%	2,348
Total	9,519	0.5%	9,476	25,960	(4.0)%	27,053

Second Quarter

Residential and commercial firm sales volumes increased primarily due to weather and customer growth. Industrial volumes decreased and transportation volumes increased due to customers shifting to transportation only service.

Year to Date

Residential and commercial firm sales volumes decreased primarily due to the effects of milder weather partially offset by customer growth. Industrial sales volumes decreased and transportation volumes increased primarily due to customers shifting to transportation only service.

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

	Second Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Other income	$6.6	(26.7)%	$9.0	$11.7	(34.3)%	$17.8
Other expense	(6.3)	(7.4)%	(6.8)	(13.6)	(4.2)%	(14.2)
AFC - equity funds	7.6	24.6%	6.1	12.3	11.8%	11.0

Second Quarter

Other income decreased primarily due to lower gains on the sale of land of $3.4 million and the recognition in 2015 of $0.7 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Decreases in other income were partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. AFC increased due to construction activity.

Year to Date

Other income decreased primarily due to lower gains on the sale of land of $3.2 million and the recognition in 2015 of $5.2 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Decreases in other income were partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. AFC increased due to construction activity.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and six months ended June 30, 2016 were lower than the same periods in 2015 primarily due to lower income before taxes.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally generated funds, additional short- and long-term borrowings, and equity contributions from its parent company.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2016 was 3.40 and 3.52, respectively.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At June 30, 2016, Consolidated SCE&G had net available liquidity of approximately $832.5 million, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 24 years at a weighted average effective interest rate of 5.8%. All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

Cash provided from operating activities decreased primarily due to tax payments in 2016. Tax payments in 2015 were impacted by Congress' extension of bonus depreciation provisions late in 2014.

Cash flows from investing activities in 2016 and 2015 were related to capital expenditures and funding of collateral deposit requirements with respect to interest rate swaps.

Cash flows from financing activities in 2016 and 2015 included normal dividend payments which were more than offset by increases in long-term debt and equity contributions from SCANA.

In June 2016, SCE&G issued $425 million of 4.1% first mortgage bonds due June 15, 2046. In addition, SCE&G issued $75 million of 4.5% first mortgage bonds due June 1, 2064, which constituted a reopening of $300 million of 4.5% first mortgage bonds issued in May 2014. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2016 through 2018, which are subject to continuing review and adjustment, are $953 million in 2016, $1,341 million in 2017, and $980 million in 2018.

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

Expected Maturity	2016	2017	2018	2019
Futures - Long
Settlement Price (a)	3.12	3.33	3.32
Contract Amount (b)	20.0	22.9	1.9
Fair Value (b)	23.0	25.7	2.1

Futures - Short
Settlement Price (a)	3.12	3.34	3.35
Contract Amount (b)	1.0	0.8	0.1
Fair Value (b)	1.2	1.0	0.1

Options - Purchased Call (Long)
Strike Price (a)	2.16	1.90
Contract Amount (b)	12.5	14.5
Fair Value (b)	1.8	2.5

Swaps - Commodity
Pay fixed/receive variable (b)	17.2	11.4	6.0	0.5
Average pay rate (a)	3.2158	3.4711	3.5295	2.8699
Average received rate (a)	3.0370	3.2404	3.0551	3.1264
Fair value (b)	16.3	10.7	5.2	0.5
Pay variable/receive fixed (b)	18.5	15.3	5.7	0.4
Average pay rate (a)	3.0480	3.2369	3.0948	3.1545
Average received rate (a)	3.1443	3.3136	3.5076	2.8941
Fair value (b)	19.0	15.7	6.4	0.4

Swaps - Basis
Pay variable/receive variable (b)	1.9	1.3	1.1
Average pay rate (a)	3.0685	3.3192	3.1672
Average received rate (a)	3.0303	3.2839	3.1336
Fair value (b)	1.9	1.3	1.0

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

SCANA:

As of June 30, 2016, SCANA conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2016, SCANA’s disclosure controls and procedures were effective. There has been no change in SCANA’s internal control over financial reporting during the quarter ended June 30, 2016 that has materially affected or is reasonably likely to materially affect SCANA’s internal control over financial reporting.

SCE&G:

As of June 30, 2016, SCE&G conducted an evaluation under the supervision and with the participation of its management, including its CEO and CFO, of (a) the effectiveness of the design and operation of its disclosure controls and procedures and (b) any change in its internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2016, SCE&G’s disclosure controls and procedures were effective.  There has been no change in SCE&G’s internal control over financial reporting during the quarter ended June 30, 2016, that has materially affected or is reasonably likely to materially affect SCE&G’s internal control over financial reporting.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1-30	7,432	$69.92	7,432
May 1 - 31	—	—	—
June 1 - 30	—	—	—
Total	7,432		7,432	*

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: August 5, 2016	James E. Swan, IV
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