Form 10-Q
period 2016-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2016-11-04
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

SCANA Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
South Carolina Electric & Gas Company	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2016
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

(19)	the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses;

(20)	labor disputes;

(21)	performance of SCANA’s pension plan assets;

(22)	changes in tax laws and realization of tax benefits and credits, including production tax credits for new nuclear units;

(23)	inflation or deflation;

(24)	compliance with regulations;

(25)	natural disasters and man-made mishaps that directly affect our operations or the regulations governing them; and

(26)	the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
BLRA	Base Load Review Act
CAIR	Clean Air Interstate Rule
CB&I	Chicago Bridge & Iron Company N.V.
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CGT	Carolina Gas Transmission Corporation
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and Stone & Webster
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DCGT	Dominion Carolina Gas Transmission, LLC
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
DOE	United States Department of Energy
DRB	Dispute Review Board, provided for under the October 2015 Amendment
DSM Programs	Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
Energy Marketing	The divisions of SEMI, excluding SCANA Energy
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fluor	Fluor Corporation
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability

LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW	Megawatt
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Units 2 and 3 under construction at Summer Station
NPDES	National Permit Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
Nuclear Waste Act	Nuclear Waste Policy Act of 1982
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
October 2015 Amendment	Amendment, dated October 27, 2015, to the EPC Contract
ORS	South Carolina Office of Regulatory Staff
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Registrants	SCANA and SCE&G
Retail Gas Marketing	SCANA Energy
ROE	Return on Equity
RSA	Natural Gas Rate Stabilization Act
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	A division of SEMI which markets natural gas in Georgia
SCE&G	South Carolina Electric & Gas Company
SCI	SCANA Communications, Inc.
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SEMI	SCANA Energy Marketing, Inc.
SIP	State Implementation Plan
Spirit Communications	SCTG Communications, Inc. (a wholly owned subsidiary of SCTG, LLC) d/b/a Spirit Communications
Stone & Webster	Stone & Webster, a subsidiary of WECTEC, LLC, a wholly-owned subsidiary of WEC
Summer Station	V. C. Summer Nuclear Station
Supreme Court	United States Supreme Court
VIE	Variable Interest Entity
WEC	Westinghouse Electric Company LLC
WNA	Weather Normalization Adjustment

PART I.  FINANCIAL INFORMATION
ITEM 1.     FINANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	September 30, 2016	December 31, 2015
Assets
Utility Plant In Service	$13,307	$12,883
Accumulated Depreciation and Amortization	(4,413)	(4,307)
Construction Work in Progress	4,584	4,051
Nuclear Fuel, Net of Accumulated Amortization	312	308
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	14,000	13,145
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $136 and $124	277	280
Assets held in trust, net-nuclear decommissioning	125	115
Other investments	74	71
Nonutility Property and Investments, Net	476	466
Current Assets:
Cash and cash equivalents	56	176
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $5	530	505
Income taxes	306	—
Other	96	227
Inventories (at average cost):
Fuel and gas supply	134	164
Materials and supplies	152	148
Prepayments	113	115
Other current assets	66	43
Total Current Assets	1,453	1,378
Deferred Debits and Other Assets:
Regulatory assets	2,202	1,937
Other	315	220
Total Deferred Debits and Other Assets	2,517	2,157
Total	$18,446	$17,146

See Combined Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2016	December 31, 2015
Capitalization and Liabilities
Common Stock - no par value, 142.9 million shares outstanding	$2,390	$2,390
Retained Earnings	3,342	3,118
Accumulated Other Comprehensive Loss	(57)	(65)
Total Common Equity	5,675	5,443
Long-Term Debt, net	6,472	5,882
Total Capitalization	12,147	11,325
Current Liabilities:
Short-term borrowings	778	531
Current portion of long-term debt	117	116
Accounts payable	278	590
Customer deposits and customer prepayments	179	137
Taxes accrued	158	242
Interest accrued	92	83
Dividends declared	80	76
Derivative financial instruments	54	50
Other	128	127
Total Current Liabilities	1,864	1,952
Deferred Credits and Other Liabilities:
Deferred income taxes, net	2,063	1,907
Asset retirement obligations	543	520
Pension and other postretirement benefits	327	315
Unrecognized tax benefits	254	44
Regulatory liabilities	864	855
Other	384	228
Total Deferred Credits and Other Liabilities	4,435	3,869
Commitments and Contingencies (Note 9)
Total	$18,446	$17,146

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2016	2015	2016	2015
Operating Revenues:
Electric	$817	$742	$2,035	$2,008
Gas - regulated	111	112	538	610
Gas - nonregulated	165	214	598	805
Total Operating Revenues	1,093	1,068	3,171	3,423
Operating Expenses:
Fuel used in electric generation	176	187	443	525
Purchased power	21	14	50	38
Gas purchased for resale	202	260	752	1,030
Other operation and maintenance	187	182	558	527
Depreciation and amortization	93	75	276	267
Other taxes	66	58	192	176
Total Operating Expenses	745	776	2,271	2,563
Gain on sale of CGT, net of transaction costs	—	—	—	235
Operating Income	348	292	900	1,095
Other Income (Expense):
Other income	15	19	46	56
Other expense	(7)	(16)	(31)	(44)
Gain on sale of SCI, net of transaction costs	—	—	—	107
Interest charges, net of allowance for borrowed funds used during construction of $5, $5, $14, and $12	(88)	(81)	(255)	(236)
Allowance for equity funds used during construction	7	8	22	20
Total Other Expense	(73)	(70)	(218)	(97)
Income Before Income Tax Expense	275	222	682	998
Income Tax Expense	86	73	211	350
Net Income	$189	$149	$471	$648

Earnings Per Share of Common Stock	$1.32	$1.04	$3.29	$4.53
Weighted Average Common Shares Outstanding (millions)	142.9	142.9	142.9	142.9
Dividends Declared Per Share of Common Stock	$0.575	$0.545	$1.725	$1.635

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Net Income	$189	$149	$471	$648
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Unrealized losses on cash flow hedging activities arising during period, net of tax of $-, $(4), $(3), and $(5)	(1)	(7)	(4)	(8)
Cash flow hedging activities reclassified to interest expense, net of tax of $1, $1, $3, and $3	2	2	6	6
Cash flow hedging activities reclassified to gas purchased for resale, net of tax of $-, $-, $3, and $6	—	1	6	10
Net unrealized gains (losses) on cash flow hedging activities	1	(4)	8	8
Deferred cost of employee benefit plans, net of tax of $-, $-, $-, and $(2)	—	1	—	(3)
Other Comprehensive Income (Loss)	1	(3)	8	5
Total Comprehensive Income	$190	$146	$479	$653

See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Cash Flows From Operating Activities:
Net income	$471	$648
Adjustments to reconcile net income to net cash provided from operating activities:
Gain on sale of subsidiaries	—	(355)
Deferred income taxes, net	151	(98)
Depreciation and amortization	289	276
Amortization of nuclear fuel	42	41
Allowance for equity funds used during construction	(22)	(20)
Carrying cost recovery	(12)	(9)
Changes in certain assets and liabilities:		—
Receivables	(8)	192
Income taxes receivable	(306)	—
Inventories	(21)	2
Prepayments	(2)	196
Regulatory assets	(14)	26
Regulatory liabilities	2	14
Accounts payable	(36)	(85)
Unrecognized tax benefits	210	2
Taxes accrued	(84)	2
Derivative financial instruments	(9)	(8)
Other assets	(58)	81
Other liabilities	86	(98)
Net Cash Provided From Operating Activities	679	807
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,178)	(851)
Proceeds from sale of subsidiaries	—	647
Proceeds from investments (including derivative collateral returned)	629	872
Purchase of investments (including derivative collateral posted)	(743)	(872)
Payments upon interest rate derivative contract settlements	(88)	(152)
Proceeds upon interest rate derivative contract settlements	—	10
Net Cash Used For Investing Activities	(1,380)	(346)
Cash Flows From Financing Activities:
Proceeds from issuance of common stock	—	14
Proceeds from issuance of long-term debt	592	491
Repayment of long-term debt	(15)	(164)
Dividends	(243)	(231)
Short-term borrowings, net	247	(654)
Net Cash Provided From (Used For) Financing Activities	581	(544)
Net Decrease In Cash and Cash Equivalents	(120)	(83)
Cash and Cash Equivalents, January 1	176	137
Cash and Cash Equivalents, September 30	$56	$54
Supplemental Cash Flow Information:
Cash paid for– Interest (net of capitalized interest of $14 and $12)	$235	$224
– Income taxes	229	184
Noncash Investing and Financing Activities:
Accrued construction expenditures	80	85
Capital leases	12	5

 See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings	Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2016	143	$2,402	$(12)	$3,118	$(53)	$(12)	$(65)	$5,443
Net Income				471				471
Other Comprehensive Income (Loss)
Losses arising during the period					(4)	—	(4)	(4)
Losses/amortization reclassified from AOCI					12	—	12	12
Total Comprehensive Income				471	8	—	8	479
Dividends Declared				(247)				(247)
Balance as of September 30, 2016	143	$2,402	$(12)	$3,342	$(45)	$(12)	$(57)	$5,675

Balance as of January 1, 2015	143	$2,388	$(10)	$2,684	$(63)	$(12)	$(75)	$4,987
Net Income				648				648
Other Comprehensive Income (Loss)
Losses arising during the period					(8)	(3)	(11)	(11)
Losses/amortization reclassified from AOCI					16	—	16	16
Total Comprehensive Income (Loss)				648	8	(3)	5	653
Issuance of Common Stock	—	14	(1)					13
Dividends Declared				(234)				(234)
Balance as of September 30, 2015	143	$2,402	$(11)	$3,098	$(55)	$(15)	$(70)	$5,419

Dividends declared per share of common stock were $1.725 and $1.635 for September 30, 2016 and 2015, respectively.

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	September 30, 2016	December 31, 2015
Assets
Utility Plant In Service	$11,420	$11,153
Accumulated Depreciation and Amortization	(3,961)	(3,869)
Construction Work in Progress	4,538	3,997
Nuclear Fuel, Net of Accumulated Amortization	312	308
Utility Plant, Net ($695 and $700 related to VIEs)	12,309	11,589
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	68	68
Assets held in trust, net-nuclear decommissioning	125	115
Other investments	3	1
Nonutility Property and Investments, Net	196	184
Current Assets:
Cash and cash equivalents	29	130
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $3	402	324
Affiliated companies	4	22
Income taxes	206	—
Other	80	202
Inventories (at average cost):
Fuel	77	98
Materials and supplies	139	136
Prepayments	99	92
Other current assets	48	15
Total Current Assets ($57 and $88 related to VIEs)	1,084	1,019
Deferred Debits and Other Assets:
Regulatory assets	2,114	1,857
Other	275	116
Total Deferred Debits and Other Assets ($64 and $53 related to VIEs)	2,389	1,973
Total	$15,978	$14,765

See Combined Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2016	December 31, 2015
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,760
Retained Earnings	2,469	2,265
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,326	5,022
Noncontrolling Interest	133	129
Total Equity	5,459	5,151
Long-Term Debt, net	5,153	4,659
Total Capitalization	10,612	9,810
Current Liabilities:
Short-term borrowings	714	420
Current portion of long-term debt	112	110
Accounts payable	183	469
Affiliated payables	95	113
Customer deposits and customer prepayments	131	93
Taxes accrued	148	299
Interest accrued	72	66
Dividends declared	76	75
Derivative financial instruments	48	34
Other	62	61
Total Current Liabilities	1,641	1,740
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,859	1,732
Asset retirement obligations	510	488
Pension and other postretirement benefits	193	186
Unrecognized tax benefits	254	44
Regulatory liabilities	630	635
Other	262	113
Other affiliate	17	17
Total Deferred Credits and Other Liabilities	3,725	3,215
Commitments and Contingencies (Note 9)
Total	$15,978	$14,765

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2016	2015	2016	2015
Operating Revenues:
Electric	$818	$743	$2,039	$2,013
Gas	64	63	253	275
Total Operating Revenues	882	806	2,292	2,288
Operating Expenses:
Fuel used in electric generation	176	187	443	525
Purchased power	21	14	50	38
Gas purchased for resale	36	37	126	151
Other operation and maintenance	152	148	454	428
Depreciation and amortization	76	59	225	220
Other taxes	62	54	178	163
Total Operating Expenses	523	499	1,476	1,525
Operating Income	359	307	816	763
Other Income (Expense):
Other income	7	6	20	24
Other expense	(4)	(7)	(19)	(21)
Interest charges, net of allowance for borrowed funds used during construction of $5, $4, $13, and $11	(70)	(63)	(201)	(183)
Allowance for equity funds used during construction	6	8	19	18
Total Other Expense	(61)	(56)	(181)	(162)
Income Before Income Tax Expense	298	251	635	601
Income Tax Expense	94	84	202	196
Net Income	204	167	433	405
Net Income Attributable to Noncontrolling Interest	(3)	(3)	(10)	(11)
Earnings Available to Common Shareholder	$201	$164	$423	$394

Dividends Declared on Common Stock	$76	$71	$225	$211

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2016	2015	2016	2015
Net Income and Total Comprehensive Income	$204	$167	$433	$405
Comprehensive income attributable to noncontrolling interest	(3)	(3)	(10)	(11)
Comprehensive income available to common shareholder	$201	$164	$423	$394

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2016	2015
Cash Flows From Operating Activities:
Net income	$433	$405
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	127	(14)
Depreciation and amortization	229	221
Amortization of nuclear fuel	42	41
Allowance for equity funds used during construction	(19)	(18)
Carrying cost recovery	(12)	(9)
Changes in certain assets and liabilities:
Receivables	(70)	(41)
Receivables - affiliate	9	87
Income tax receivable	(206)	—
Inventories	(14)	(15)
Prepayments	(15)	63
Regulatory assets	(6)	24
Regulatory liabilities	(3)	11
Accounts payable	(13)	34
Accounts payable - affiliate	(13)	(55)
Taxes accrued	(151)	109
Unrecognized tax benefit	210	2
Other assets	(117)	67
Other liabilities	64	(110)
Net Cash Provided From Operating Activities	475	802
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,024)	(748)
Proceeds from investments (including derivative collateral returned)	577	768
Purchase of investments (including derivative collateral posted)	(699)	(776)
Payments upon interest rate derivative contract settlements	(88)	(152)
Proceeds upon interest rate derivative contract settlements	—	10
Proceeds from money pool investments	9	80
Net Cash Used For Investing Activities	(1,225)	(818)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	494	491
Repayment of long-term debt	(10)	(10)
Dividends	(224)	(214)
Contributions from parent	100	200
Return of capital to parent	—	(4)
Money pool borrowings, net	(5)	(42)
Short-term borrowings, net	294	(475)
Net Cash Provided From Financing Activities	649	(54)
Net Decrease In Cash and Cash Equivalents	(101)	(70)
Cash and Cash Equivalents, January 1	130	100
Cash and Cash Equivalents, September 30	$29	$30

Supplemental Cash Flow Information:
Cash paid for – Interest (net of capitalized interest of $13 and $11)	$182	$169
– Income taxes paid	286	89
– Income taxes received	9	84
Noncash Investing and Financing Activities:
Accrued construction expenditures	71	76
Capital leases	12	5

See Combined Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2016	40	$2,760	$2,265	$(3)	$129	$5,151
Earnings available to common shareholder			423		10	433
Total Comprehensive Income			423	—	10	433
Capital contributions from parent		100				100
Cash dividend declared			(219)		(6)	(225)
Balance at September 30, 2016	40	$2,860	$2,469	$(3)	$133	$5,459

Balance at January 1, 2015	40	$2,560	$2,077	$(3)	$123	$4,757
Earnings available to common shareholder			394		11	405
Total Comprehensive Income			394	—	11	405
Capital contributions from parent		196				196
Cash dividend declared			(205)		(5)	(210)
Balance at September 30, 2015	40	$2,756	$2,266	$(3)	$129	$5,148

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $483 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 4.

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

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held, through an agency relationship, 41% and 46% of PSNC Energy’s natural gas inventory at September 30, 2016 and December 31, 2015, respectively, with a carrying value of $13.1 million and $17.7 million, respectively.  Under the terms of the asset management agreement, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. No fees are received under the supply service agreement. This agreement expires on March 31, 2017.

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

Reclassifications
Certain prior period amounts within the reconciliations of Net income to Net Cash Provided From Operating Activities on the Condensed Consolidated Statements of Cash Flows of the Company and Consolidated SCE&G have been reclassified to conform to the current period presentation. Specifically, $(100) million of non-cash changes in fair value of interest rate swaps has been reclassified from the changes in Derivative financial instruments caption (which for Consolidated SCE&G resulted in the caption being eliminated) with offsetting reclassifications of $66 million from the changes in Regulatory assets caption, $(5) million from the changes in Regulatory liabilities caption, $(6) million from the changes in Other assets caption and $45 million from the changes in Other liabilities caption. Additionally, due to insignificance, the captions for changes in Interest accrued and changes in Pension and other postretirement benefits which were utilized in the reconciliation for the prior period have been eliminated and their amounts included within changes in Other liabilities, and the caption of Losses from equity method investments has been eliminated and its amount included within changes in Other assets. These reclassifications had no effect on Net Cash Provided From Operating Activities or on any other subtotal in the Condensed Consolidated Statements of Cash Flows.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most earlier revenue recognition guidance, including industry-specific guidance. This new revenue recognition model provides a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018. The guidance permits adoption using a retrospective method, with options to elect certain practical expedients, or recognition of a cumulative effect in the year of initial adoption. The Company and Consolidated SCE&G have not determined which method of adoption will be employed or what practical expedients may be elected. The Company and Consolidated SCE&G have not determined the impact this guidance will have on their respective financial statements. However, the identification of implementation project team members and the analysis of contracts with customers to which the guidance might be applicable, particularly large customer contracts, have begun.

In July 2015, the FASB issued accounting guidance intended to simplify the subsequent measurement of inventory cost by requiring most inventory to be measured at the lower of cost and net realizable value. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2017 and have determined that the adoption of this guidance will not have a significant impact on their respective financial statements.

In January 2016, the FASB issued accounting guidance that will change how entities measure certain equity investments and financial liabilities, among other things. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018. The Company and Consolidated SCE&G are evaluating this guidance and do not anticipate that its adoption will have a significant impact on their respective financial statements.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. The guidance will be effective for years beginning in 2019. The Company and Consolidated SCE&G have not determined what impact this guidance will have on their respective financial statements. However, the identification of implementation project team members and the initial identification and analysis of leasing and related contracts to which the guidance might be applicable have begun.

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

In August 2016, the FASB issued accounting guidance to reduce diversity in cash flow classification related to certain transactions. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018 and do not anticipate that its adoption will impact their respective financial statements.

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

Electric - Base Rates

Pursuant to an SCPSC order, SCE&G removes from rate base certain deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three and nine months ended September 30, 2016 totaled $3.5 million and $10.0 million, respectively. During the three and nine months ended September 30, 2015, carrying costs totaled $2.4 million and $6.5 million, respectively. SCE&G anticipates that when the New Units are placed in service and accelerated tax depreciation is recognized on them, these deferred income tax assets will decline. When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized.

By order dated April 29, 2016, the SCPSC approved SCE&G’s request to increase its pension costs rider. Under the terms of the order, SCE&G may request an annual adjustment to the pension rider. The increased pension rider is designed to allow SCE&G to recover projected pension costs, including under-collections, over a 12-month period, beginning with the first billing cycle in May 2016.

In April 2016, ORS filed a report arising from its review of SCE&G’s annual DSM Programs rate rider filing. ORS concluded the updated DSM Programs rider proposal was developed in accordance with terms and conditions approved by the SCPSC in prior orders and recommended that SCE&G's request be approved. By Order dated April 29, 2016, the SCPSC accepted ORS's recommendations and approved SCE&G's request to recover $37.6 million of costs and net lost revenues along with a shared savings incentive associated with the DSM Programs.

Electric - BLRA

On May 26, 2016, SCE&G petitioned the SCPSC seeking approval to update the capital cost schedule and construction milestone schedule for the New Units consistent with the October 2015 Amendment. Within this petition, SCE&G also informed the SCPSC that it had notified WEC of its intent to elect the fixed price option, subject to concurrence by Santee Cooper and approval by the SCPSC. The petition reflects an increase in total project costs of approximately $852 million over the cost approved by the SCPSC in September 2015, of which approximately $505 million is directly attributable to the fixed price option. On July 1, 2016, SCE&G reduced the total project cost amount set forth in its petition to $846 million.  SCE&G's estimated gross construction cost for the project is now estimated to be approximately $7.7 billion, including owner’s costs, transmission, escalation and AFC. SCE&G executed the fixed price option on July 1, 2016, for itself and on behalf of Santee Cooper, subject to SCPSC approval.

On September 1, 2016, SCE&G, ORS and certain other parties entered into a settlement agreement related to SCE&G’s May 26, 2016 petition to update construction and capital cost schedules, including SCE&G’s election of the fixed price option included in the October 2015 Amendment. Under the terms of the settlement agreement, the settling parties agree to support SCPSC approval of the updated construction schedule, which indicates substantial completion dates of August 2019 and August 2020 for the New Units, and SCE&G’s election of the fixed price option. In addition, the settling parties agree to the inclusion of an additional $831 million in the capital cost schedule and to revise the allowed ROE for the New Units from 10.50% to 10.25%. The revised ROE will be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2017, until such time as the New Units are completed. Also, pursuant to the settlement agreement, SCE&G agreed not to file any future requests to amend its capital cost schedule prior to January 28, 2019. For those capital costs which were included in the total project amount set forth in SCE&G’s petition but not included in the capital cost schedule as agreed upon by the settling parties, SCE&G may seek to include those costs in its calculation of revised rates after January 2019. The settlement agreement is subject to SCPSC approval. A public hearing on this matter was held in October 2016, and the SCPSC is expected to issue its order in November 2016.  See also Note 9.

On October 19, 2016, the SCPSC approved an increase of approximately $64.4 million, or 2.7%, in SCE&G's retail electric rates under provisions of the BLRA. The rate increase is effective for the first billing cycle on or after November 27, 2016.

Gas - SCE&G

By order dated October 13, 2016, the SCPSC approved SCE&G's quarterly monitoring report for the 12-month period ended March 31, 2016, and an approximately $4.1 million, or 1.2%, overall increase to its natural gas rates under the terms of the RSA. The rate adjustment will be effective for the first billing cycle in November 2016.

SCE&G's natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G's gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. SCE&G's annual PGA hearing for the 12-month period ending July 31, 2016, was held on November 3, 2016, and the SCPSC's decision is pending.

Gas - PSNC Energy

On October 28, 2016, the NCUC granted PSNC Energy a net annual increase of approximately $19.1 million, or 4.39%, in rates and charges to customers, and set PSNC Energy's authorized ROE at 9.7%. The rate increase is largely associated with recovering costs related to expanding and operating PSNC Energy's pipeline system. In addition, PSNC Energy was authorized to implement a tracker that provides for biannual rate adjustments in order to recover the revenue requirement associated with integrity management plant investment and associated costs incurred by PSNC Energy resulting from prevailing federal standards for pipeline integrity and safety that are not otherwise included in current base rates.  The new rates are effective for services rendered on or after November 1, 2016.

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

	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Regulatory Assets:
Accumulated deferred income taxes	$301	$298	$294	$291
Environmental remediation costs	33	42	26	35
AROs and related funding	402	405	380	384
Deferred employee benefit plan costs	311	325	282	295
Deferred losses on interest rate derivatives	791	535	791	535
Unrecovered plant	119	127	119	127
DSM Programs	58	61	58	61
Deferred costs related to uncertain tax position	14	—	14	—
Other	173	144	150	129
Total Regulatory Assets	$2,202	$1,937	$2,114	$1,857

Regulatory Liabilities:
Asset removal costs	$756	$732	$533	$519
Deferred gains on interest rate derivatives	80	96	80	96
Other	28	27	17	20
Total Regulatory Liabilities	$864	$855	$630	$635

Accumulated deferred income tax liabilities that arise from utility operations that have not been included in customer rates are recorded as a regulatory asset.  A substantial portion of these regulatory assets relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years.  Similarly, accumulated deferred income tax assets arising from deferred investment tax credits are recorded as a regulatory liability.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by the Company or Consolidated SCE&G, and are expected to be recovered over periods of up to approximately 18 years.

AROs and related funding represents the regulatory asset associated with the legal obligation to decommission and dismantle Summer Station and conditional AROs related to generation, transmission and distribution properties, including gas pipelines. These regulatory assets are expected to be recovered over the related property lives and periods of decommissioning which may range up to approximately 110 years.

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

Deferred costs related to uncertain tax position primarily represent the estimated amounts of domestic production activities deductions foregone as a result of the Company’s deduction of certain research and experimentation expenditures for income tax purposes, net of related tax credits, as well as accrued interest expense and other costs arising from this unrecognized tax benefit. SCE&G's current customer rates reflect the availability of domestic production activities deductions. These net deferred costs are expected to be recovered through utility rates following ultimate resolution of the claims. See also Note 5.

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

3.COMMON EQUITY

SCANA had 200 million shares of common stock authorized as of September 30, 2016 and December 31, 2015. Gains and losses on cash flow hedges reclassified from AOCI during the nine months ended September 30, 2016 resulted in higher interest expense of $6 million and higher cost of gas purchased for resale of $6 million. Such reclassifications during the comparable period in 2015 resulted in higher interest expense of $6 million and higher cost of gas purchased for resale of $10 million.

Authorized shares of SCE&G common stock were 50 million as of September 30, 2016 and December 31, 2015. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of September 30, 2016 and December 31, 2015. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

4.     LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

On November 1, 2016, Consolidated SCE&G paid at maturity $100 million related to a nuclear fuel financing which had an imputed interest rate of 0.78%.

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

	September 30, 2016
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	$500.0	—	$500.0	—
Three-year, expiring December 2018	$200.0	—	$200.0	—
Total committed long-term	$2,000.0	$400.0	$1,400.0	$200.0
Outstanding commercial paper (270 or fewer days)	$777.6	$16.0	$714.2	$47.4
Weighted average interest rate		0.93%	0.84%	0.83%
Letters of credit supported by LOC	$3.3	$3.0	$0.3	—
Available	$1,219.1	$381.0	$685.5	$152.6

	December 31, 2015
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	$500.0	—	$500.0	—
Three-year, expiring December 2018	$200.0	—	$200.0	—
Total committed long-term	$2,000.0	$400.0	$1,400.0	$200.0
Outstanding commercial paper (270 or fewer days)	$531.4	$37.4	$420.2	$73.8
Weighted average interest rate		1.19%	0.74%	0.77%
Letters of credit supported by LOC	$3.3	$3.0	$0.3	—
Available	$1,465.4	$359.6	$979.6	$126.2

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. At September 30, 2016, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $28.1 million. At December 31, 2015, Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $33.0 million and money pool investments due from an affiliate of $9.0 million. On its balance sheet, Consolidated SCE&G includes amounts due from an affiliate within Receivables-affiliated companies and amounts due to an affiliate within Affiliated payables.

5.	INCOME TAXES

Consolidated SCE&G is included in the consolidated federal income tax returns of SCANA and files various applicable state and local income tax returns.

During 2013 and 2014, SCANA amended certain of its income tax returns to claim certain tax-defined research and experimentation deductions and credits and to reflect related impacts on other items such as domestic production activities deductions. SCANA also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively.  In September 2016, SCANA claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the ongoing design and construction activities of the New Units, in its 2015 income tax returns. These claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.

The IRS examined the claims in the amended returns, and as such examination of claims progressed without resolution, the Company and Consolidated SCE&G evaluated and recorded adjustments to unrecognized tax benefits; however, none of these changes materially affected the Company's and Consolidated SCE&G's effective tax rate. In October 2016, the examination of the amended tax returns progressed to appeals. In addition, the IRS has begun an examination of SCANA's 2013 through 2015 income tax returns.

These income tax deductions and credits are considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities are required to be recorded as unrecognized tax benefits in the financial statements. In connection with all of these federal and related state filings, the Company and Consolidated SCE&G have recorded an unrecognized tax benefit of $276 million ($254 million, net of the impact of the state deduction on the federal return). If recognized, $17 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rate (see discussion below regarding deferral of benefits related to 2015 forward). It is reasonably possible that these unrecognized tax benefits may increase by an additional $228 million within the next 12 months as additional expenditures giving rise to tax benefits are incurred. It is also reasonably possible that these unrecognized tax benefits may decrease by $49 million within the next 12 months if the claims on amended returns which are currently in appeals are resolved. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through September 30, 2016.

                In connection with the research and experimentation deduction and credit claims reflected on the 2015 income tax returns and the expectation of similar claims to be made in determining 2016’s taxable income, the Company and Consolidated SCE&G have recorded regulatory assets for estimated foregone domestic production activities deductions, offset by estimated credits, and expect that such (net) deferred costs, along with any interest (see below) and other related deferred costs, will be recoverable through customer rates in future years. SCE&G's current customer rates reflect the availability of domestic production activities deductions (see Note 2).

Estimated interest expense accrued with respect to the unrecognized tax benefits related to the research and experimentation deductions in the 2015 income tax returns has been deferred as a regulatory asset and is expected to be recoverable through customer rates in future years. See also Note 2. Otherwise, the Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses.  Amounts recorded for such interest income, interest expense or tax penalties have not been material.

On August 2, 2016, the State of North Carolina announced the lowering of its corporate income tax rate from 4% to 3% effective January 1, 2017. This reduction did not have a material impact on the Company's financial position, results of operations or cash flows.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
		Retail Gas
Hedge designation	Gas Distribution	Marketing	Energy Marketing	Total
As of September 30, 2016
Commodity contracts	8,600,000	11,781,000	4,223,500	24,604,500
Energy management contracts (a)	—	—	35,795,914	35,795,914
Total (a)	8,600,000	11,781,000	40,019,414	60,400,414

As of December 31, 2015
Commodity contracts	7,530,000	7,869,000	3,973,500	19,372,500
Energy management contracts (b)	—	—	38,857,480	38,857,480
Total (b)	7,530,000	7,869,000	42,830,980	58,229,980

(a)  Includes an aggregate 1,028,115 MMBTU related to basis swap contracts in Energy Marketing.
(b)  Includes an aggregate 1,842,048 MMBTU related to basis swap contracts in Energy Marketing.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
Designated as hedging instruments	$115.6	$120.0	$36.4	$36.4
Not designated as hedging instruments	1,285.0	1,235.0	1,285.0	1,235.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the Consolidated Balance Sheet, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
	As of September 30, 2016
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$3		$1
	Other deferred credits and other liabilities		39		14
	Commodity contracts
	Other current assets	$3	1
	Total	$3	$43	—	$15

	Not designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$47		$47
	Other deferred credits and other liabilities		172		172
	Commodity contracts
	Other current assets	$3
	Energy management contracts
	Other current assets	4
	Other deferred debits and other assets	2
	Derivative financial instruments		4
	Other deferred credits and other liabilities		2
Total		$9	$225	—	$219

	As of December 31, 2015
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments		$4		$1
	Other deferred credits and other liabilities		28		9
	Commodity contracts
	Other current assets		1
	Derivative financial instruments		4
	Total	—	$37	—	$10

	Not designated as hedging instruments
	Interest rate contracts
	Other current assets	$10		$10
	Other deferred debits and other assets	5		5
	Derivative financial instruments		$33		$33
	Other deferred credits and other liabilities		22		22
	Commodity contracts
	Other current assets	1
	Energy management contracts
	Other current assets	11	2
	Other deferred debits and other assets	3
	Derivative financial instruments		9
	Other deferred credits and other liabilities		3
Total		$30	$69	$15	$55

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

	(Effective Portion)			(Effective Portion)
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended September 30,
Interest rate contracts	$(1)	$(3)	Interest expense	$(1)	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(6)	$(3)	Interest expense	$(2)	$(2)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Loss Reclassified from AOCI into Income, net of tax

	(Effective Portion)			(Effective Portion)
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended September 30,
Interest rate contracts	$1	$(3)	Interest expense	$(2)	$(2)
Commodity contracts	(2)	(4)	Gas purchased for resale	—	(1)
Total	$(1)	$(7)		$(2)	$(3)

Nine Months Ended September 30,
Interest rate contracts	$(4)	$(3)	Interest expense	$(6)	$(6)
Commodity contracts	—	(5)	Gas purchased for resale	(6)	(10)
Total	$(4)	$(8)		$(12)	$(16)

As of September 30, 2016, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $1.7 million as a decrease to gas cost, assuming natural gas markets remain at their current levels, and approximately $6.6 million as an increase to interest expense.  As of September 30, 2016, all of the Company’s commodity cash flow hedges settle by their terms before the end of the third quarter of 2019.

As of September 30, 2016, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $1.9 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Gain (Loss) Reclassified from Deferred Accounts into Income
Millions of dollars	2016	2015	Location	2016	2015
Three Months Ended September 30,
Interest rate contracts	$(24)	$(116)	Other income	$(1)	—
Nine Months Ended September 30,
Interest rate contracts	$(268)	$(79)	Other income	$(1)	$5

As of September 30, 2016, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $2.3 million as an increase to interest expense.

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

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2016	December 31, 2015	September 30, 2016	December 31, 2015
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$263.3	$95.2	$234.2	$57.0
Fair value of collateral already posted	171.5	50.4	140.4	13.4
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	91.8	44.8	93.8	43.6

in Net Asset Position
Aggregate fair value of derivatives in net asset position	—	$7.3	—	$7.3
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	—	7.3	—	7.3

In addition, for fixed price supply contracts offered to certain of SEMI's customers, the Company could have called on letters of credit in the amount of $3.0 million related to $6.0 million in commodity derivatives that are in a net asset position at September 30, 2016, compared to letters of credit in the amount of $3.0 million related to derivatives of $14.0 million at December 31, 2015, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets and derivative liabilities follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of September 30, 2016
Gross Amounts of Recognized Assets		$6	$6	$12
Gross Amounts Offset in Statement of Financial Position		(1)	(1)	(2)
Net Amounts Presented in Statement of Financial Position	—	5	5	10	—
Gross Amounts Not Offset - Financial Instruments				—
Gross Amounts Not Offset - Cash Collateral Received				—
Net Amount	—	$5	$5	$10	—
Balance sheet location
Other current assets				$8
Other deferred debits and other assets				2
Total				$10	—

As of December 31, 2015
Gross Amounts of Recognized Assets	$15	$1	$15	$31	$15
Gross Amounts Offset in Statement of Financial Position			(1)	(1)
Net Amounts Presented in Statement of Financial Position	15	1	14	30	15
Gross Amounts Not Offset - Financial Instruments	(8)			(8)	(8)
Gross Amounts Not Offset - Cash Collateral Received				—
Net Amount	$7	$1	$14	$22	$7
Balance sheet location
Other current assets				$22	$10
Other deferred debits and other assets				8	5
Total				$30	$15

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of September 30, 2016
Gross Amounts of Recognized Liabilities	$261	$1	$6	$268	$234
Gross Amounts Offset in Statement of Financial Position		(1)	(1)	(2)
Net Amounts Presented in Statement of Financial Position	261	—	5	266	234
Gross Amounts Not Offset - Financial Instruments				—
Gross Amounts Not Offset - Cash Collateral Posted	(169)		(2)	(171)	(140)
Net Amount	$92	$—	$3	$95	$94
Balance sheet location
Derivative financial instruments				$53	$48
Other deferred credits and other liabilities				213	186
Total				$266	$234

As of December 31, 2015
Gross Amounts of Recognized Liabilities	$87	$5	$15	$107	$65
Gross Amounts Offset in Statement of Financial Position			(1)	(1)
Net Amounts Presented in Statement of Financial Position	87	5	14	106	65
Gross Amounts Not Offset - Financial Instruments	(8)			(8)	(8)
Gross Amounts Not Offset - Cash Collateral Posted	(36)	(5)	(9)	(50)	(13)
Net Amount	$43	$—	$5	$48	$44
Balance sheet location
Other current assets				$3
Derivative financial instruments				50	$34
Other deferred credits and other liabilities				53	31
Total				$106	$65

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of September 30, 2016			As of December 31, 2015
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 2
Assets:
Available for sale securities	$14	—	—	$11	—	—
Held to maturity securities	—	$7	—	—	—	—
Interest rate contracts	—	—	—	—	$15	$15
Commodity contracts	6	—	—	1	—	—
Energy management contracts	1	5	—	—	14	—
Liabilities:
Interest rate contracts	—	261	$234	—	87	65
Commodity contracts	1	—	—	1	4	—
Energy management contracts	—	9	—	4	12	—

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

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	September 30, 2016		December 31, 2015
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,588.6	$7,674.0	$5,997.6	$6,445.7
Consolidated SCE&G	$5,264.9	$6,189.1	$4,769.0	$5,129.1

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

8.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended September 30,
Service cost	$4.4	$6.6	$0.8	$1.2
Interest cost	9.8	9.6	3.0	2.8
Expected return on assets	(13.8)	(15.5)	—	—
Prior service cost amortization	1.0	1.0	0.1	0.1
Amortization of actuarial losses	3.7	3.2	0.2	0.4
Net periodic benefit cost	$5.1	$4.9	$4.1	$4.5

Nine months ended September 30,
Service cost	$15.5	$18.1	$3.3	$4.0
Interest cost	29.5	28.7	9.1	8.6
Expected return on assets	(41.9)	(46.5)	—	—
Prior service cost amortization	3.0	3.0	0.2	0.3
Amortization of actuarial losses	11.1	10.2	0.4	1.5
Net periodic benefit cost	$17.2	$13.5	$13.0	$14.4

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
	2016	2015	2016	2015
Three months ended September 30,
Service cost	$3.6	$5.3	$0.7	$1.0
Interest cost	8.3	8.1	2.5	2.2
Expected return on assets	(11.7)	(13.0)	—	—
Prior service cost amortization	0.8	0.8	0.1	0.1
Amortization of actuarial losses	3.2	2.7	0.1	0.3
Net periodic benefit cost	$4.2	$3.9	$3.4	$3.6

Nine months ended September 30,
Service cost	$12.7	$14.5	$2.7	$3.2
Interest cost	25.0	24.1	7.5	6.8
Expected return on assets	(35.5)	(39.1)	—	—
Prior service cost amortization	2.5	2.5	0.2	0.2
Amortization of actuarial losses	9.4	8.6	0.3	1.2
Net periodic benefit cost	$14.1	$10.6	$10.7	$11.4

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

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates is subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. As of September 30, 2016, SCE&G’s investment in the New Units, including related transmission, totaled $4.2 billion, for which the financing costs on $3.2 billion have been reflected in rates under the BLRA.

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

Since the settlement of delay-related claims in 2012, the Consortium has continued to experience delays in the schedule. Shield building construction remains a principal focus area for SCE&G’s oversight of the project. The primary critical path for Unit 2 and Unit 3 runs through the reinforced concrete activities necessary to support placement of shield building panels and the completion of shield building construction. WEC has reached agreement on a mitigation plan to accelerate shield building panel fabrication with one of its subcontractors. Additional mitigation will be required in the critical path to support the updated substantial completion dates described below.

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

In September 2015, the SCPSC approved an updated BLRA milestone schedule based on revised substantial completion dates for Units 2 and 3 of June 2019 and June 2020, respectively, each subject to an 18-month contingency period. In addition, the SCPSC approved certain updated owner's costs ($245 million) and other capital costs ($453 million), of which $539 million were associated with the schedule delays and other contested costs. In this proceeding, SCE&G's total projected capital costs (in 2007 dollars) and estimated gross construction cost (including escalation and AFC) were estimated to be $5.2 billion and $6.8 billion, respectively. These projections included amounts related to the Revised, Fully-Integrated Construction Schedule for which SCE&G had not accepted responsibility and which were the subject of dispute. As such, the updated milestone schedule and projections did not reflect the resolution of negotiations. In addition, the SCPSC approved a revision to the allowed return on equity for new nuclear construction from 11.0% to 10.5%. This revised return on equity was to be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2016, until such time as the New Units are completed. However, see discussion of May 2016 Petition and September 2016 Settlement Agreement below.

October 2015 Amendment

On October 27, 2015, SCE&G, Santee Cooper and the Consortium reached a settlement regarding the above mentioned disputes, and the EPC Contract was amended. The October 2015 Amendment became effective in December 2015, upon the consummation of the acquisition by WEC of the stock of Stone & Webster from CB&I. Following that acquisition, Stone & Webster continues to be a member of the Consortium as a subsidiary of WEC rather than CB&I, and WEC has engaged Fluor as a subcontracted construction manager.

Among other things, the October 2015 Amendment:
(i) resolved by settlement and release most outstanding disputes between SCE&G and the Consortium, in exchange for (a) an additional cost to be paid by SCE&G and Santee Cooper of $300 million (SCE&G’s 55% portion being $165 million) and an increase in the fixed component of the contract price by that amount, and (b) a credit to SCE&G and Santee Cooper of $50 million (SCE&G’s 55% portion being approximately $27 million) to be applied to the target component of the contract price,
(ii) revised the guaranteed substantial completion dates of Units 2 and 3 to August 31, 2019 and 2020, respectively,
(iii) revised the delay-related liquidated damages computation requirements, including those related to the eligibility of the New Units to earn Internal Revenue Code Section 45J production tax credits (see also below), and capped those aggregate liquidated damages at $463 million per New Unit (SCE&G’s 55% portion being approximately $255 million per New Unit),
(iv) provided for payment to the Consortium of a completion bonus of $275 million per New Unit (SCE&G’s 55% portion being approximately $151 million per New Unit) for each New Unit placed in service by the deadline to qualify for production tax credits,
(v) provided for development of a revised construction milestone payment schedule, with SCE&G and Santee Cooper making monthly payments of $100 million (SCE&G’s 55% portion being $55 million) for each of the first five months following effectiveness, followed by payments made based on milestones achieved,
(vi) provided that SCE&G and Santee Cooper waive and cancel the CB&I parent company guaranty with respect to the project,
(vii) provided for an explicit definition of Change in Law designed to reduce the likelihood of certain future commercial disputes, with the Consortium also acknowledging and agreeing that the project scope includes providing New Units that meet the standards of the NRC approved Design Control Document Revision 19,
(viii) established a DRB process for certain commercial claims and disputes, and
(ix) eliminated the requirement or ability of any party to bring suit regarding disputes before substantial completion of the project.

The DRB is comprised of three members chosen by the parties to resolve construction-related claims.  Amounts in dispute of less than $5 million will be resolved by the DRB without recourse, and amounts in dispute greater than $5 million will be resolved by the DRB for the remainder of the construction of the New Units, with a reserved right to further arbitrate or to litigate such issues at the conclusion of construction.

Under the October 2015 Amendment, SCE&G’s total estimated project costs increased over the $6.8 billion approved by the SCPSC in September 2015. In addition, SCE&G has updated project costs for estimated change orders related to certain outstanding disputes not resolved by the October 2015 Amendment. As a result, SCE&G's estimated gross construction cost for the project (including the effects of these change orders, escalation and AFC but excluding the fixed price option described below) totaled approximately $7.2 billion.

The October 2015 Amendment also provided SCE&G and Santee Cooper an irrevocable option, until November 1, 2016 and subject to regulatory approvals, to further amend the EPC Contract to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be reduced by amounts paid since June 30, 2015. Under the fixed price option, the aggregate delay-related liquidated damages referred to in (iii) above would be capped at $338 million per New Unit (SCE&G’s 55% portion being approximately $186 million per New Unit), and the completion bonus referred to in (iv) above would be $150 million per New Unit (SCE&G’s 55% portion being approximately $83 million per New Unit). See information below regarding the execution of this fixed price option, subject to SCPSC approval.

WEC has engaged Fluor to review and confirm the project schedule. The owners understand that this process has not been completed. The analysis by Fluor, to the extent that it is shared with the owners, could affect the owners’ expectations regarding the project schedule. In a discussion of the project status on September 26, 2016, and in response to SCE&G’s specific questioning regarding work crew efficiency and productivity and schedule mitigation efforts, WEC executive management stated that it had no reason to believe that the August 2019 and 2020 guaranteed completion dates would not be met. WEC submits monthly schedule updates, however, and it has reported that there are significant risks to achieving the current guaranteed substantial completion dates. WEC has also reported that it is continuing to develop detailed mitigation plans to address those risks.

May 2016 Petition and September 2016 Settlement Agreement

On May 26, 2016, SCE&G petitioned the SCPSC seeking approval to update the capital cost schedule and construction milestone schedule for the New Units consistent with the October 2015 Amendment. Within this petition, SCE&G also informed the SCPSC that it had notified WEC of its intent to elect the fixed price option, subject to concurrence by Santee Cooper and approval by the SCPSC. The petition reflected an increase in total project costs of approximately $852 million over the cost approved by the SCPSC in September 2015, of which approximately $505 million is directly attributable to the fixed price option. SCE&G's estimated gross construction cost for the project is now estimated to be approximately $7.7 billion, including owner’s costs, transmission, escalation and AFC. After receiving Santee Cooper's concurrence in June 2016, SCE&G executed the fixed price option on July 1, 2016, subject to SCPSC approval.

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

On September 1, 2016, SCE&G entered into a settlement agreement with ORS and certain other parties concerning SCE&G's May 26, 2016 petition. The settlement agreement supports approval of the fixed price option and the revised construction and capital cost schedules, including the guaranteed substantial completion dates of August 2019 and August 2020 for Units 2 and 3, respectively, and the inclusion of an additional $831 million in the capital cost schedule. The settling parties also agreed to revise the allowed return on equity for new nuclear construction from 10.5% to 10.25%. This revised return on equity would be applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2017, until such time as the New Units are completed. In addition, SCE&G agreed that it will not file future requests to amend capital cost schedules prior to January 28, 2019. SCE&G also agreed that, in most circumstances, if the projected commercial operation date for Unit 2 is extended, the expiration of the January 28, 2019 moratorium will be extended by an equal amount of time. A public hearing on the petition, as amended, and the settlement agreement was held in October 2016, and the SCPSC is expected to issue its order in November 2016.

Construction Milestone Payment Schedule and Related DRB Activity

The October 2015 Amendment provided that the parties would agree upon a construction milestone payment schedule within five months of the effective date of the October 2015 Amendment or submit the issue to the DRB.  The parties agreed to two one-month extensions for discussion of the schedule through July 2016.  The parties were unable to reach an agreement on a schedule in that time period, and the owners referred the matter to the DRB on August 1, 2016. The dispute relates only to the timing of payments, with WEC asking for payments pursuant to a schedule which is more front loaded than the owners believe is appropriate. The total amount to be paid is not in dispute.

A hearing was held by the DRB on August 30 and 31, 2016, prior to which the parties filed statements of position and information to substantiate their respective positions. In connection with the DRB proceeding, WEC expressed concerns with the adoption of owners' proposed construction milestone payment schedule and indicated that the cash flow provided by that payment schedule may adversely affect WEC's ability to complete the project successfully.

On September 30, 2016, the parties received an order issued by the DRB instructing them to continue to work to develop a construction milestone payment schedule by November 3, 2016. The parties were unsuccessful in reaching an agreement by that date; therefore, the order provides that the DRB will conduct a further hearing on November 9, 2016, and will make a determination by November 30, 2016. During these efforts, payments will be made to WEC for October and November 2016 totaling $133 million (SCE&G's 55% portion being approximately $73.2 million) and $136.5 million (SCE&G's 55% portion being approximately $75.1 million), respectively. These payments are based on the DRB's findings concerning the approximate value of the work expected to be completed during these months and are in lieu of all other contractually-required payments related to (v) above during October and November 2016.

Based upon the information that has been presented by WEC in connection with the hearing and with respect to the matters at issue generally, SCE&G cannot predict whether a decision by the DRB which is more favorable to the owners will adversely affect WEC’s ability to complete the project or the construction schedule and costs.

As of September 30, 2016, payments related to (i) above had been made totaling $187.5 million (SCE&G's 55% portion being approximately $103.1 million). Also as of September 30, 2016, payments related to (v) above had been made totaling $930 million (SCE&G's 55% portion being $511.5 million), which included payments made during the initial five-month period described above, as required under the contract and payments agreed upon by the parties during the extensions described above and during the period the DRB was reviewing the matter.

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

In late 2015, Toshiba's credit ratings declined to below investment grade following disclosures regarding its operating and financial performance and near-term liquidity. As a result, pursuant to the above-described terms of the EPC Contract, SCE&G has obtained standby letters of credit in lieu of payment and performance bonds from WEC totaling $45 million (or approximately $25 million for SCE&G's 55% share). These standby letters of credit expire annually and automatically renew for successive one-year periods until their final expiration date of August 31, 2020, unless the issuer provides a minimum 60-day notice that it will not renew. In the event that WEC would be unable to meet its payment and performance obligations under the EPC Contract, it is anticipated this funding would provide a source of liquidity to assist in an orderly transition and in enabling construction activities to continue. In addition, the EPC Contract provides that upon the request of SCE&G, the Consortium must escrow certain intellectual property and software for SCE&G's benefit to enable completion of the New Units. An escrow arrangement and a schedule for deposit of intellectual property and software are being developed.

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

Santee Cooper Matters

As noted above, SCE&G has agreed to acquire an additional 5% ownership in the New Units from Santee Cooper. Under the terms of this agreement, SCE&G will acquire a 1% ownership interest in the New Units at the commercial operation date of Unit 2, an additional 2% ownership interest no later than the first anniversary of such commercial operation date, and the final 2% no later than the second anniversary of such commercial operation date. SCE&G has agreed to pay an amount equal to Santee Cooper's actual cost, including its cost of financing, of the percentage conveyed as of the date of each conveyance. In addition, the agreement provides that Santee Cooper will not transfer any of its remaining interest in the New Units to third parties until the New Units are complete. This transaction is subject to customary closing conditions, including receipt of necessary regulatory approvals. This transaction will not affect the payment obligations between the parties during construction for the New Units, nor is it anticipated that the payments for the additional ownership interest would be reflected in a revised rates filing under the BLRA. Based on the October 2015 Amendment, SCE&G’s projected cost would be approximately $850 million for the additional 5% interest being acquired from Santee Cooper if the fixed price option is approved by the SCPSC.

Nuclear Production Tax Credits

The IRS has notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units (advanced nuclear units, as defined) would qualify for nuclear production tax credits under Section 45J of the IRC to the extent that such New Unit is operational before January 1, 2021 and other eligibility requirements are met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could total as much as approximately $1.4 billion. Such credits would be earned over the first eight years of each New Unit's operations and would be realized by

SCE&G over those years or during allowable carry-forward periods. Based on the guaranteed substantial completion dates provided above, both New Units are expected to be operational and to qualify for the nuclear production tax credits; however, further delays in the schedule or changes in tax law could impact such conclusions. When and to the extent that production tax credits are realized, their benefits are expected to be provided directly to SCE&G's electric customers.

Other Project Matters

When the NRC issued the COLs for the New Units, two of the conditions that it imposed were requiring inspection and testing of certain components of the New Units' passive cooling system, and requiring the development of strategies to respond to extreme natural events resulting in the loss of power at the New Units. In addition, the NRC directed the Office of New Reactors to issue to SCE&G an order requiring enhanced, reliable spent fuel pool instrumentation. SCE&G prepared and submitted an overall integration plan for the New Units to the NRC in August 2013. That plan remains under review by the NRC and SCE&G does not anticipate any additional regulatory actions as a result of that review, but it cannot predict future regulatory activities or how such initiatives would impact construction or operation of the New Units.

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

In July 2011, the EPA issued the CSAPR to reduce emissions of sulfur dioxide and nitrogen oxide from power plants in the eastern half of the United States. A series of court actions stayed this rule until October 23, 2014, when the Court of Appeals granted a motion to lift the stay. On December 3, 2014, the EPA published an interim final rule that aligns the dates in the CSAPR text with the revised court-ordered schedule, which delayed the implementation dates to 2015 for Phase 1 and to 2017 for Phase 2. The CSAPR replaces the CAIR and requires a total of 28 states to reduce annual sulfur dioxide emissions and annual and ozone season nitrogen oxide emissions to assist in attaining the ozone and fine particle NAAQS. The rule establishes an emissions cap for sulfur dioxide and nitrogen oxide and limits the trading for emission allowances by separating affected states into two groups with no trading between the groups. On July 28, 2015, the Court of Appeals held that Phase 2 emissions budgets for certain states, including South Carolina, required reductions in emissions beyond the point necessary to achieve downwind attainment and were, therefore, invalid. The Court of Appeals remanded CSAPR, without vacating the rule, to the EPA for further consideration. The opinion of the Court of Appeals has no immediate impact on SCE&G and GENCO or their generation operations. The State of South Carolina has chosen to remain in the CSAPR program, even though recent court rulings exempted the state. This allows the state to remain compliant with regional haze standards. Air quality control installations that SCE&G and GENCO have already completed have positioned them to comply with the existing allowances set by the CSAPR. Any costs incurred to comply with CSAPR are expected to be recoverable through rates.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule became effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five year permit cycle and thus may range from 2018 to 2023. The Company and Consolidated

SCE&G expect that wastewater treatment technology retrofits will be required at Williams and Wateree Stations. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

The Nuclear Waste Act required that the United States government accept and permanently dispose of high-level radioactive waste and spent nuclear fuel by January 31, 1998, and it imposed on utilities the primary responsibility for storage of their spent nuclear fuel until the repository is available. SCE&G entered into a Standard Contract for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste with the DOE in 1983. As of September 30, 2016, the federal government has not accepted any spent fuel from Summer Station Unit 1, and it remains unclear when the repository may become available. SCE&G has constructed an independent spent fuel storage installation to accommodate the spent nuclear fuel output for the life of Summer Station Unit 1. SCE&G may evaluate other technology as it becomes available.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2017 and will cost an additional $10.3 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At September 30, 2016, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $26.0 million and are included in regulatory assets.

Other

On October 8, 2016, Hurricane Matthew made landfall on the South Carolina coast affecting SCE&G’s service territory.  At its peak, more than 290,000 SCE&G electric customers were without service.  Incremental operation and maintenance costs to restore electric service will be applied to SCE&G’s SCPSC-approved storm damage reserve.  It is expected that such restoration costs will exceed the available balance of $2.0 million in SCE&G’s storm damage reserve, and SCE&G expects such additional costs to be deferred and recoverable through customers rates in future years.

10.	SEGMENT OF BUSINESS INFORMATION

Regulated operations measure profitability using operating income; therefore, net income is not allocated to the Electric Operations and Gas Distribution segments. Marketing segments measure profitability using net income.

The Company's Gas Distribution segment is comprised of the local distribution operations of SCE&G and PSNC Energy which meet the criteria for aggregation. All Other includes the parent company, a services company and other nonreportable segments that were insignificant for all periods presented. In addition, All Other includes gains from the sales of CGT and SCI (see Dispositions in Note 1) and their operating results and assets prior to their sale in the first quarter of 2015. CGT and SCI were nonreportable segments during all periods presented. For the nine months ended September 30, 2015, operating income and net income for All Other include $235 million and $202 million, respectively, related to the sales of CGT and SCI. External revenue and intersegment revenue for All Other related to CGT and SCI were not significant during either period presented.

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended September 30, 2016
Electric Operations	$817	$1	$364	n/a
Gas Distribution	111	—	(14)	n/a
Retail Gas Marketing	68	—	n/a	$(3)
Energy Marketing	97	35	n/a	2
All Other	—	100	—	(7)
Adjustments/Eliminations	—	(136)	(2)	197
Consolidated Total	$1,093	$—	$348	$189

Nine Months Ended September 30, 2016
Electric Operations	$2,035	$4	$784	n/a
Gas Distribution	538	1	79	n/a
Retail Gas Marketing	315	—	n/a	$17
Energy Marketing	283	83	n/a	6
All Other	—	302	—	(14)
Adjustments/Eliminations	—	(390)	37	462
Consolidated Total	$3,171	$—	$900	$471

Three Months Ended September 30, 2015
Electric Operations	$742	$1	$313	n/a
Gas Distribution	112	2	(13)	n/a
Retail Gas Marketing	68	—	n/a	$(3)
Energy Marketing	146	34	n/a	(1)
All Other	—	102	—	(9)
Adjustments/Eliminations	—	(139)	(8)	162
Consolidated Total	$1,068	$—	$292	$149

Nine Months Ended September 30, 2015
Electric Operations	$2,008	$4	$728	n/a
Gas Distribution	609	2	88	n/a
Retail Gas Marketing	344	—	n/a	$18
Energy Marketing	461	101	n/a	8
All Other	5	309	237	188
Adjustments/Eliminations	(4)	(416)	42	434
Consolidated Total	$3,423	$—	$1,095	$648

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended September 30, 2016
Electric Operations	$818	$364	n/a
Gas Distribution	64	(5)	n/a
Adjustments/Eliminations	—	—	$201
Consolidated Total	$882	$359	$201

Nine Months Ended September 30, 2016
Electric Operations	$2,039	$784	n/a
Gas Distribution	253	32	n/a
Adjustments/Eliminations	—	—	$423
Consolidated Total	$2,292	$816	$423

Three Months Ended September 30, 2015
Electric Operations	$743	$313	n/a
Gas Distribution	63	(6)	n/a
Adjustments/Eliminations	—	—	$164
Consolidated Total	$806	$307	$164

Nine Months Ended September 30, 2015
Electric Operations	$2,013	$728	n/a
Gas Distribution	275	35	n/a
Adjustments/Eliminations	—	—	$394
Consolidated Total	$2,288	$763	$394

Segment Assets	The Company		Consolidated SCE&G
	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2016	2015	2016	2015
Electric Operations	$11,543	$10,883	$11,543	$10,883
Gas Distribution	2,757	2,606	801	757
Retail Gas Marketing	140	106	n/a	n/a
Energy Marketing	58	95	n/a	n/a
All Other	985	998	n/a	n/a
Adjustments/Eliminations	2,963	2,458	3,634	3,125
Consolidated Total	$18,446	$17,146	$15,978	$14,765

11.    AFFILIATED TRANSACTIONS

The Company and Consolidated SCE&G:

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  SCE&G’s total purchases from this affiliate were $41.8 million and $66.3 million for the three months ended September 30, 2016 and 2015, respectively, and $138.6 million and $186.0 million for the nine months ended September 30, 2016 and 2015, respectively.  SCE&G’s total sales to this affiliate were $41.6 million and $65.9 million for the three months ended September 30, 2016 and 2015, respectively, and $137.8 million and $185.1 million for the nine months ended September 30, 2016 and 2015, respectively. SCE&G’s receivable from this affiliate was $4.0 million at September 30, 2016 and $12.8 million at December 31, 2015.  SCE&G’s payable to this affiliate was $4.1 million at September 30, 2016 and $12.9 million at December 31, 2015.

Consolidated SCE&G:

Prior to January 31, 2015, CGT was a wholly-owned subsidiary of SCANA and transported natural gas to SCE&G to serve retail gas customers and certain electric generation requirements. SCE&G's purchases from CGT totaled approximately $3.4 million in January 2015.

SCE&G purchases natural gas and related pipeline capacity from SEMI to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $34.8 million and $34 million for the three months ended September 30, 2016 and 2015, respectively, and $83.1 million and $101.4 million for the nine months ended September 30, 2016 and 2015, respectively.  SCE&G’s payables to SEMI for such purchases were $10.9 million at September 30, 2016 and $7.5 million at December 31, 2015.

SCANA Services, Inc., on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services were $80.4 million and $80.8 million for the three months ended September 30, 2016 and 2015, respectively, and $236.4 million and $226.0 million for the nine months ended September 30, 2016 and 2015, respectively. Consolidated SCE&G's payables to SCANA Services for these services were $50.8 million at September 30, 2016 and $57.0 million at December 31, 2015.

Consolidated SCE&G's money pool borrowings from an affiliate are described in Note 4.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

SCANA CORPORATION
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
AS COMPARED TO THE CORRESPONDING PERIODS IN 2015

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s Annual Report on Form 10-K for the year ended December 31, 2015.

Earnings Per Share

Earnings per share was as follows:

	Third Quarter		Year to Date
	2016	2015	2016	2015
Earnings per share	$1.32	$1.04	$3.29	$4.53

Third Quarter

Third quarter earnings per share increased primarily due to higher electric and gas distribution margins and higher other income, net of other expenses. These increases were partially offset by higher other operation and maintenance expenses, higher depreciation expense, higher property taxes and higher interest cost, as further discussed below.

Year to Date

Year to date earnings per share decreased primarily due to the gains on the sales of CGT and SCI in the first quarter of 2015. Higher electric and gas distribution margins and higher other income, net of other expenses, were partially offset by lower retail gas and energy marketing net income, higher other operation and maintenance expenses, higher depreciation expense, higher property taxes and higher interest cost, as further discussed below.

The sales of CGT and SCI were closed in the first quarter of 2015. These subsidiaries operated principally in wholesale markets, whereas the Company's primary focus is the delivery of energy-related products and services to retail markets. Therefore, CGT and SCI were not a part of the Company's core business. See Note 10 to the combined notes to condensed consolidated financial statements.

Dividends Declared

SCANA’s Board of Directors has declared the following dividends on common stock during 2016:

Declaration Date	Dividend Per Share	Record Date	Payment Date
February 18, 2016	$0.575	March 10, 2016	April 1, 2016
April 28, 2016	$0.575	June 10, 2016	July 1, 2016
July 28, 2016	$0.575	September 12, 2016	October 1, 2016
October 27, 2016	$0.575	December 12, 2016	January 1, 2017

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$818.4	10.1%	$743.6	$2,038.5	1.3%	$2,012.7
Less: Fuel used in electric generation	176.4	(5.5)%	186.7	442.9	(15.6)%	524.8
Purchased power	21.0	50.0%	14.0	49.6	29.5%	38.3
Margin	621.0	14.4%	542.9	1,546.0	6.7%	1,449.6
Other operation and maintenance	130.0	2.9%	126.3	389.9	6.2%	367.3
Depreciation and amortization	71.9	30.3%	55.2	213.4	2.8%	207.5
Other taxes	55.4	14.0%	48.6	159.0	8.5%	146.6
Operating Income	$363.7	16.3%	$312.8	$783.7	7.6%	$728.2

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric margin revenue attributable to the effects of abnormal weather. Third quarter weather in SCE&G’s electric service territory was warmer than normal in both 2016 and 2015; however, the third quarter of 2016 was warmer than the third quarter of 2015. In addition, year-to-date results reflect milder than normal weather in the first quarter of 2016 but colder than normal weather in the first quarter of 2015 and warmer than normal second quarter weather in both 2016 and 2015.

Third Quarter

•
Margin increased due to base rate increases under the BLRA of $19.0 million, the effects of warmer weather of $33.6 million, residential and commercial customer growth of $6.3 million, higher industrial margin of $3.8 million and higher collections under SCE&G’s rate rider for pension costs of $5.6 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to a downward revenue adjustment in 2015, pursuant to an order from the SCPSC, to apply $14.5 million as an offset to fuel cost recovery upon the adoption of new (lower) electric depreciation rates. This adjustment had no effect on net income in 2015 as it was fully offset by the recognition of $14.5 million of lower depreciation expense. These margin increases were partially offset by lower residential and commercial average use of $3.0 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $5.2 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs.

•
Depreciation and amortization increased by $14.5 million due to the effects of the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015 and by net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Margin increased due to base rate increases under the BLRA of $50.1 million, the effects of weather of $10.0 million, residential and commercial customer growth of $17.3 million, higher industrial margin of $3.2 million and higher collections under SCE&G’s rate rider for pension costs of $9.3 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to downward revenue adjustments in 2015, pursuant to orders from the SCPSC, to apply $14.5 million as an offset to fuel cost recovery upon the adoption of new (lower) electric depreciation rates and by $5.2 million related to SCE&G’s DSM Programs. These adjustments had no effect on net income in 2015 as they were fully offset by the recognition of $14.5 million of lower depreciation expense and by the recognition, within other income, of $5.2 million of gains realized upon the adoption of certain interest rate contracts. These margin increases were partially offset by lower residential and commercial average use of $11.0 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $19.1 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs, and the amortization of $1.7 million of DSM Programs cost.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2016	Change	2015	2016	Change	2015
Residential	2,648	9.2%	2,426	6,450	0.4%	6,425
Commercial	2,259	5.4%	2,143	5,861	1.9%	5,754
Industrial	1,676	1.0%	1,660	4,760	0.7%	4,726
Other	171	3.6%	165	462	0.9%	458
Total Retail Sales	6,754	5.6%	6,394	17,533	1.0%	17,363
Wholesale	276	3.8%	266	725	(3.2)%	749
Total Sales	7,030	5.6%	6,660	18,258	0.8%	18,112

Third Quarter

Retail sales volumes increased primarily due to the effects of warmer weather and customer growth. These increases were partially offset by lower residential and commercial average use. Wholesale sales volumes also increased due to the effects of warmer weather.

Year to Date

Retail sales volumes increased primarily due to the effects of weather and customer growth. These increases were partially offset by lower residential and commercial average use.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G and PSNC Energy.  Gas distribution operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$111.9	(0.2)%	$112.1	$539.3	(11.7)%	$610.7
Less: Gas purchased for resale	51.2	(5.0)%	53.9	238.2	(25.1)%	317.9
Margin	60.7	4.3%	58.2	301.1	2.8%	292.8
Other operation and maintenance	42.9	0.7%	42.6	129.7	8.6%	119.4
Depreciation and amortization	20.8	7.2%	19.4	60.9	5.5%	57.7
Other taxes	10.4	11.8%	9.3	31.3	11.8%	28.0
Operating Income (Loss)	$(13.4)	2.3%	$(13.1)	$79.2	(9.7)%	$87.7

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA (at SCE&G) and the CUT (at PSNC Energy), as further described in Note 1 of the consolidated financial statements in SCANA's Form 10-K for December 31, 2015. The WNA and the CUT affect margins but not sales volumes.

Third Quarter and Year to Date

•Margin increased primarily due to customer growth.

•	Other operation and maintenance expenses increased due to higher labor costs of $5.4 million for the year, primarily due to higher incentive compensation costs.

•	Depreciation and amortization increased due to net plant additions, partially offset by the implementation of SCPSC-approved revised (lower) depreciation rates at SCE&G.

•	Other taxes increased due to net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2016	Change	2015	2016	Change	2015
Residential	2,073	0.2%	2,069	27,055	(9.2)%	29,786
Commercial	4,363	0.8%	4,329	20,748	(2.3)%	21,233
Industrial	4,493	(6.1)%	4,786	14,380	(4.3)%	15,024
Transportation	15,171	11.5%	13,610	37,089	2.7%	36,101
Total	26,100	5.3%	24,794	99,272	(2.8)%	102,144

Third Quarter

Residential and commercial firm sales volumes increased primarily due to customer growth. Industrial interruptible volumes decreased at SCE&G due to decreased demand from manufacturing customers partially offset by customer growth at PSNC Energy. Transportation volumes increased due to higher natural gas fired electric generation and customers shifting from system supply to transportation only service.

Year to Date

Residential and commercial firm sales volumes decreased primarily due to the effects of milder winter weather partially offset by customer growth. Industrial interruptible sales volumes decreased due decreased demand from manufacturing customers. Transportation volumes increased primarily due to higher natural gas fired electric generation and customers shifting from system supply to transportation only service.

Retail Gas Marketing

Retail Gas Marketing is comprised of SCANA Energy, which operates in Georgia’s natural gas market.  Retail Gas Marketing operating revenues and net income were as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$68.9	1.5%	$67.9	$315.3	(8.3)%	$344.0
Net income (loss)	(2.9)	(25.6)%	(3.9)	16.8	(4.5)%	17.6

Third Quarter

Net loss decreased due to lower operating costs.

Year to Date

Revenues and net income decreased primarily due to milder winter weather.

Energy Marketing

Energy Marketing is comprised of the Company’s non-regulated marketing operations, excluding SCANA Energy.  Energy Marketing operating revenues and net income were as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$130.9	(27.4)%	$180.4	$366.2	(34.9)%	$562.5
Net income (loss)	2.0	*	(0.6)	6.1	(24.7)%	8.1
* Greater than 100%

Third Quarter

Revenues decreased primarily due to lower industrial volumes. Net income increased due to lower operating costs.

Year to Date

Revenues and net income decreased primarily due to milder winter weather.

 Other Operating Expenses

Other operating expenses were as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Other operation and maintenance	$186.6	2.6%	$181.8	$557.9	5.9%	$527.0
Depreciation and amortization	93.2	24.3%	75.0	276.1	3.3%	267.3
Other taxes	66.3	13.7%	58.3	191.8	8.8%	176.3

Third Quarter

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

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Other income	$15.8	(14.6)%	$18.5	$46.4	(16.5)%	$55.6
Other expense	(7.1)	(56.7)%	(16.4)	(31.5)	(27.6)%	(43.5)
Gain on sale of SCI, net of transaction costs	—	—	—	—	(100.0)%	106.6
AFC - equity funds	6.9	(15.9)%	8.2	21.6	8.5%	19.9

Third Quarter

Other income and other expense decreased by $5.8 million due to lower billings to DCGT for transition services provided at cost pursuant to the terms of the sale of CGT. The decrease in other income was partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. AFC decreased due to lower AFC rates.

Year to Date

Other income and other expense decreased by $10.5 million due to lower billings to DCGT for transition services provided at cost pursuant to the terms of the sale of CGT. In addition, other income decreased by $3.9 million and other expense decreased by $2.3 million due to the sale of SCI. Also, other income decreased by $3.2 million due to lower gains on the sale of land and due to the recognition in 2015 of $5.2 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Decreases in other income were partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. In 2015 other income also included the gain on the sale of SCI.  AFC increased due to construction activity, partially offset by lower AFC rates.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three months ended September 30, 2016 were higher than those recognized in the same period in 2015 primarily due to higher income before taxes. Income taxes for the nine months ended September 30, 2016 were lower than the same period in 2015 primarily due to the sales of CGT and SCI. The effective tax rate for 2015 was higher than the rate for 2016 due to discrete items related to those sales.
LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally-generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2016 was 3.53 and 3.31, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At September 30, 2016, the Company had net available liquidity of approximately $1.3 billion, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $2.0 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. The Company’s long term debt portfolio has a weighted average maturity of approximately 20 years at a weighted average effective interest rate of 5.8%.  All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In October 2016, SCE&G's authority from FERC to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act) was renewed. SCE&G may issue, with maturity dates of one year or less, unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. Likewise, GENCO's authority from FERC to issue indebtedness with maturity dates of one year or less not to exceed $200 million outstanding was renewed in October 2016. The authority described herein will expire in October 2018.

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

On November 1, 2016, Consolidated SCE&G paid at maturity $100 million related to a nuclear fuel financing which had an imputed interest rate of 0.78%.

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

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2016 through 2018, which are subject to continuing review and adjustment, are $952 million in 2016, $1,335 million in 2017, and $968 million in 2018.

For additional information, see Note 4 to the combined notes to the condensed consolidated financial statements.
OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 of the combined notes to condensed consolidated financial statements.

Uncertain income tax positions

During 2013 and 2014, SCANA amended certain of its income tax returns to claim tax-defined research and experimentation deductions (under IRC Section 174) and credits (under IRC Section 41) and to reflect related impacts on other items such as domestic production activities deductions (under IRC Section 199). SCANA also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively. In September 2016, SCANA claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the ongoing design and construction activities of the New Units, in its 2015 tax returns. These claims followed the issuance of final IRS regulations in 2014 regarding expenditures related to the design and construction of pilot models.  See also Note 5 to the combined notes to the condensed consolidated financial statements.

These income tax deductions and credits are considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities are required to be recorded as unrecognized tax benefits in the financial statements.  As of September 30, 2016, such estimated unrecognized benefits totaled $276 million ($254 million, net of the impact of the state deduction on the federal return).  The estimates of unrecognized tax benefits were computed with consideration as to whether the claims are (or are not) more likely than not to be sustained and with consideration of analyses of cumulative probabilities regarding potential outcomes.  Such estimates involve significant management judgment and varying levels of precision.  Changes in such estimates are required to be recorded as circumstances change and additional information regarding the claims and potential outcomes becomes available.  Such changes in estimates could be significant.

However, as these uncertain tax positions primarily involve the timing of recognition of tax deductions rather than permanent tax attributes, the estimates regarding their recognition do not significantly impact the Company's effective tax rate.  Further, the permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to the unrecognized tax benefits, have been deferred within regulatory assets.  As such, the impacts of these significant accounting estimates, and changes therein, are primarily reflected on the balance sheet rather than in results of operations.

Upon resolution of the uncertainties, SCANA will be required to pay any tax benefits claimed which are ultimately disallowed, along with interest on those amounts.  In certain circumstances, which the Company considers to be remote, penalties for underpayment of income taxes could also be assessed.

SOUTH CAROLINA ELECTRIC & GAS COMPANY
RESULTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2016
AS COMPARED TO THE CORRESPONDING PERIODS IN 2015

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2015.

Net Income

Net income for Consolidated SCE&G was as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Net income	$204.0	21.9%	$167.4	$432.9	7.0%	$404.6

Third Quarter and Year to Date

Net income increased primarily due to higher electric and gas distribution margins, partially offset by higher other operation and maintenance expenses, higher depreciation expense, higher property taxes and higher interest cost, as further described below.

Dividends Declared

Consolidated SCE&G’s Boards of Directors declared the following dividends on common stock (all of which was held by SCANA) during 2016:

Declaration Date	Amount	Quarter Ended	Payment Date
February 18, 2016	$74.2 million	March 31, 2016	April 1, 2016
April 28, 2016	$75.2 million	June 30, 2016	July 1, 2016
July 28, 2016	$76.1 million	September 30, 2016	October 1, 2016
October 27, 2016	$79.1 million	December 31, 2016	January 1, 2017

Electric Operations

Electric Operations is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric operations operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$818.4	10.1%	$743.6	$2,038.5	1.3%	$2,012.7
Less: Fuel used in electric generation	176.4	(5.5)%	186.7	442.9	(15.6)%	524.8
Purchased power	21.0	50.0%	14.0	49.6	29.5%	38.3
Margin	621.0	14.4%	542.9	1,546.0	6.7%	1,449.6
Other operation and maintenance	133.6	3.2%	129.4	400.1	6.2%	376.6
Depreciation and amortization	68.8	30.8%	52.6	204.7	2.5%	199.8
Other taxes	54.9	14.1%	48.1	157.5	8.7%	144.9
Operating Income	$363.7	16.3%	$312.8	$783.7	7.6%	$728.3

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric margin revenue attributable to the effects of abnormal weather. Third quarter weather in SCE&G’s electric service territory was warmer than normal in both 2016 and 2015; however, the third quarter of 2016 was warmer than the third quarter of 2015. In addition, year-to-date results reflect milder than normal weather in the first quarter of 2016 but colder than normal weather in the first quarter of 2015 and warmer than normal second quarter weather in both 2016 and 2015.

Third Quarter

•
Margin increased due to base rate increases under the BLRA of $19.0 million, the effects of warmer weather of $33.6 million, residential and commercial customer growth of $6.3 million, higher industrial margin of $3.8 million and higher collections under SCE&G’s rate rider for pension costs of $5.6 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to a downward revenue adjustment in 2015, pursuant to an order from the SCPSC, to apply $14.5 million as an offset to fuel cost recovery upon the adoption of new (lower) electric depreciation rates. This adjustment had no effect on net income in 2015 as it was fully offset by the recognition of $14.5 million of lower depreciation expense. These margin increases were partially offset by lower residential and commercial average use of $3.0 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $5.2 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs.

•
Depreciation and amortization increased by $14.5 million due to the effects of the implementation of SCPSC-approved revised (lower) depreciation rates in the third quarter of 2015 and by net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Margin increased due to base rate increases under the BLRA of $50.1 million, the effects of weather of $10.0 million, residential and commercial customer growth of $17.3 million, higher industrial margin of $3.2 million and higher collections under SCE&G’s rate rider for pension costs of $9.3 million. The higher pension rider collections had no effect on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. Margin also increased due to downward revenue adjustments in 2015, pursuant to orders from the SCPSC, to apply $14.5 million as an offset to fuel cost recovery upon the adoption of new (lower) electric depreciation rates and by $5.2 million related to SCE&G’s DSM Programs. These adjustments had no effect on net income in 2015 as they were fully offset by the recognition of $14.5 million of lower depreciation expense and by the recognition, within other income, of $5.2 million of gains realized upon the adoption of certain interest rate contracts. These margin increases were partially offset by lower residential and commercial average use of $11.0 million.

•
Other operation and maintenance expenses increased due to higher labor costs of $19.1 million, primarily due to increased pension cost associated with the higher pension rider collections and higher incentive compensation costs, and the amortization of $1.7 million of DSM Programs cost.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

	Third Quarter			Year to Date
Classification	2016	Change	2015	2016	Change	2015
Residential	2,648	9.2%	2,426	6,450	0.4%	6,425
Commercial	2,259	5.4%	2,143	5,861	1.9%	5,754
Industrial	1,676	1.0%	1,660	4,760	0.7%	4,726
Other	171	3.6%	165	462	0.9%	458
Total Retail Sales	6,754	5.6%	6,394	17,533	1.0%	17,363
Wholesale	276	3.8%	266	725	(3.2)%	749
Total Sales	7,030	5.6%	6,660	18,258	0.8%	18,112

Third Quarter

Retail sales volumes increased primarily due to the effects of warmer weather and customer growth. These increases were partially offset by lower residential and commercial average use. Wholesale sales volumes also increased due to the effects of warmer weather.

Year to Date

Retail sales volumes increased primarily due to the effects of weather and customer growth. These increases were partially offset by lower residential and commercial average use.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G.  Gas distribution operating income (including transactions with affiliates) was as follows:

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Operating revenues	$64.0	2.1%	$62.7	$253.2	(7.9)%	$274.8
Less: Gas purchased for resale	36.5	(0.5)%	36.7	126.0	(16.4)%	150.8
Margin	27.5	5.8%	26.0	127.2	2.6%	124.0
Other operation and maintenance	18.4	(0.5)%	18.5	54.1	5.9%	51.1
Depreciation and amortization	6.8	1.5%	6.7	20.3	1.5%	20.0
Other taxes	7.0	14.8%	6.1	20.3	9.7%	18.5
Operating Income (Loss)	$(4.7)	(11.3)%	$(5.3)	$32.5	(5.5)%	$34.4

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA, as further described in Note 1 of the consolidated financial statements in SCE&G's Form 10-K for December 31, 2015. The WNA affects margins but not sales volumes.

Third Quarter and Year to Date

•	Margin increased primarily due to customer growth.

•	Other operation and maintenance expenses increased due to higher labor costs of $1.4 million for the year, primarily due to higher incentive compensation costs.

•	Depreciation and amortization increased due to net plant additions, partially offset by the implementation of SCPSC-approved revised (lower) depreciation rates.

•	Other taxes increased due to net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	Third Quarter			Year to Date
Classification (in thousands)	2016	Change	2015	2016	Change	2015
Residential	696	0.1%	695	8,473	(9.1)%	9,320
Commercial	2,295	(0.3)%	2,302	9,361	(1.6)%	9,513
Industrial	4,141	(7.3)%	4,468	12,762	(4.3)%	13,336
Transportation	1,252	10.0%	1,138	3,747	7.5%	3,486
Total	8,384	(2.5)%	8,603	34,343	(3.7)%	35,655

Third Quarter

Industrial interruptible volumes decreased due to decreased demand from manufacturing customers. Transportation volumes increased due to customers shifting from system supply to transportation only service.

Year to Date

Residential and commercial firm sales volumes decreased primarily due to the effects of milder winter weather partially offset by customer growth. Industrial interruptible sales volumes decreased due to decreased demand from manufacturing customers.  Transportation volumes increased primarily due to customers shifting from system supply to transportation only service.

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

	Third Quarter			Year to Date
Millions of dollars	2016	Change	2015	2016	Change	2015
Other income	$7.3	17.7%	$6.2	$19.6	(18.3)%	$24.0
Other expense	(4.6)	(31.3)%	(6.7)	(18.8)	(10.0)%	(20.9)
AFC - equity funds	6.4	(13.5)%	7.4	18.7	1.6%	18.4

Third Quarter

Other income increased primarily due to higher SCPSC-approved carrying costs on certain deferred amounts. AFC decreased due to lower AFC rates.

Year to Date

Other income decreased primarily due to lower gains on the sale of land of $3.2 million and the recognition in 2015 of $5.2 million of gains realized upon the settlement of certain interest rate contracts previously recorded as regulatory liabilities pursuant to SCPSC orders previously discussed. Such gain recognition was fully offset by downward adjustments to revenues reflected within electric margin and had no effect on net income (see electric margin discussion). Decreases in other income were partially offset by higher SCPSC-approved carrying costs on certain deferred amounts. AFC increased due to construction activity, partially offset by lower AFC rates.

Interest Expense

Interest charges increased primarily due to increased borrowings.

Income Taxes

Income taxes for the three and nine months ended September 30, 2016 were higher than the same periods in 2015 primarily due to higher income before taxes.
LIQUIDITY AND CAPITAL RESOURCES

Consolidated SCE&G anticipates that its cash obligations will be met through internally-generated funds and additional short- and long-term borrowings.  Consolidated SCE&G expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for nuclear construction and refinancing maturing long-term debt.  Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2016 was 3.94 and 3.62, respectively.

Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At September 30, 2016, Consolidated SCE&G had net available liquidity of approximately $714.0 million, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $1.4 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. Consolidated SCE&G regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. Consolidated SCE&G’s long term debt portfolio has a weighted average maturity of approximately 24 years at a weighted average effective interest rate of 5.8%. All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, Consolidated SCE&G rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

In October 2016, SCE&G's authority from FERC to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act) was renewed. SCE&G may issue, with maturity dates of one year or less, unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. Likewise, GENCO's authority from FERC to issue indebtedness with maturity dates of one year or less not to exceed $200 million outstanding was renewed in October 2016. The authority described herein will expire in October 2018.

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

On November 1, 2016, Consolidated SCE&G paid at maturity $100 million related to a nuclear fuel financing which had an imputed interest rate of 0.78%.

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

SCE&G's current preliminary estimates of its capital expenditures for new nuclear construction (including transmission) for 2016 through 2018, which are subject to continuing review and adjustment, are $952 million in 2016, $1,335 million in 2017, and $968 million in 2018.

For additional information, see Note 4 to the combined notes to condensed consolidated financial statements.
OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 of the combined notes to condensed consolidated financial statements.

Uncertain income tax positions

Consolidated SCE&G is included in the consolidated federal income tax returns of SCANA. During 2013 and 2014, SCANA amended certain of its income tax returns to claim tax-defined research and experimentation deductions (under IRC Section 174) and credits (under IRC Section 41) and to reflect related impacts on other items such as domestic production activities deductions (under IRC Section 199). SCANA also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively. In September 2016, SCANA claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the ongoing design and construction activities of the New Units, in its 2015 tax returns. These claims followed the issuance of final IRS regulations in 2014 regarding expenditures related to the design and construction of pilot models.  See also Note 5 to the combined notes to the condensed consolidated financial statements.

These income tax deductions and credits are considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities are required to be recorded as unrecognized tax benefits in the financial statements.  As of September 30, 2016, such estimated unrecognized benefits totaled $276 million ($254 million, net of the impact of the state deduction on the federal return).  The estimates of unrecognized tax benefits were computed with consideration as to whether the claims are (or are not) more likely than not to be sustained and with consideration of analyses of cumulative probabilities regarding potential outcomes.  Such estimates involve significant management judgment and varying levels of precision.  Changes in such estimates are required to be recorded as circumstances change and additional information regarding the claims and potential outcomes becomes available.  Such changes in estimates could be significant.

However, as these uncertain tax positions primarily involve the timing of recognition of tax deductions rather than permanent tax attributes, the estimates regarding their recognition do not significantly impact Consolidated SCE&G's effective tax rate.  Further, the permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to the unrecognized tax benefits, have been deferred within regulatory assets.  As such, the impacts of these significant accounting estimates, and changes therein, are primarily reflected on the balance sheet rather than in results of operations.

Upon resolution of the uncertainties, SCANA will be required to pay any tax benefits claimed which are ultimately disallowed, along with interest on those amounts.  In certain circumstances, which Consolidated SCE&G considers to be remote, penalties for underpayment of income taxes could also be assessed.

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

Expected Maturity	2016	2017	2018	2019
Futures - Long
Settlement Price (a)	3.04	3.19	3.21
Contract Amount (b)	14.8	37.0	2.7
Fair Value (b)	16.1	38.7	2.8

Futures - Short
Settlement Price (a)	3.02	3.20
Contract Amount (b)	0.7	0.9
Fair Value (b)	0.8	1.0

Options - Purchased Call (Long)
Strike Price (a)	1.99	2.00
Contract Amount (b)	9.2	16.5
Fair Value (b)	0.8	1.9

Swaps - Commodity
Pay fixed/receive variable (b)	7.0	13.2	6.4	0.6
Average pay rate (a)	3.2627	3.4200	3.4975	2.8892
Average received rate (a)	3.0194	3.1322	2.9522	2.9713
Fair value (b)	6.5	12.1	5.4	0.6
Pay variable/receive fixed (b)	8.0	19.2	5.6	0.4
Average pay rate (a)	3.0210	3.1314	2.9926	3.0088
Average received rate (a)	3.1548	3.2783	3.4991	2.8941
Fair value (b)	8.4	20.1	6.5	0.4

Swaps - Basis
Pay variable/receive variable (b)	0.9	1.3	0.7	0.3
Average pay rate (a)	3.0336	3.1998	3.0375	3.0999
Average received rate (a)	2.9804	3.1443	2.9943	3.0299
Fair value (b)	0.9	1.3	0.7	0.3

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2016, the Registrants have evaluated, under the supervision and with the participation of management, including the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures and (b) any change in internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2016, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended September 30, 2016 that has materially affected or is reasonably likely to materially affect internal control over financial reporting for either of the Registrants.

PART II.  OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1-31	6,614	$74.51	6,614
August 1 - 31	621	71.55	621
September 1 - 30	—	—	—
Total	7,235		7,235	*

*The above table represents shares acquired for non-employee directors under the Director Compensation and Deferral Plan. On December 16, 2014, SCANA announced a program to convert from original issue to open market purchase of SCANA common stock for all applicable compensation and dividend reinvestment plans. This program took effect in the first quarter of 2015 and has no stated maximum number of shares that may be purchased and no stated expiration date.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 4, 2016	James E. Swan, IV
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