Form 10-Q/A
period 2008-06-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2017-05-25
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Amendment No. 2
FORM 10-Q/A

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ______to______

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

Explanatory Note

On July 2, 2009, Amendment No. 1 to the Quarterly Report on Form 10-Q of SCANA Corporation ("SCANA") and South Carolina Electric & Gas Company ("SCE&G") for the quarter ended June 30, 2008 (the "Form 10-Q") was filed to amend Exhibit 10.01 thereto (the “Exhibit”) in connection with SCANA’s and SCE&G’s confidential treatment request for certain portions of the Exhibit. On May 24, 2017, the Public Service Commission of South Carolina ("SCPSC") revoked the confidential treatment that had been afforded the Exhibit by the SCPSC. As a result, this amendment No. 2 is being filed to provide the Exhibit in its entirety and to revise the related description in the Exhibit Index to remove references for confidential treatment previously sought pursuant to Rule 24b-2. No changes are being made to any other portions of the Form 10-Q originally filed.

ITEM 6. EXHIBITS

SCANA Corporation (SCANA) and South Carolina Electric & Gas Company (SCE&G):

Exhibits filed or furnished with this Quarterly Report on Form 10-Q are listed in the following Exhibit Index.

As permitted under Item 601(b) (4) (iii) of Regulation S-K, instruments defining the rights of holders of long-term debt of less than 10 percent of the total consolidated assets of SCANA, for itself and its subsidiaries, and of SCE&G, for itself and its consolidated affiliates, have been omitted and SCANA and SCE&G agree to furnish a copy of such instruments to the Securities and Exchange Commission upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, each of the registrants has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.  The signature of each registrant shall be deemed to relate only to matters having reference to such registrant and any subsidiaries thereof.

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
May 25, 2017	James E. Swan, IV
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

3.04		X	Articles of Amendment effective as of the dates indicated below and filed as exhibits to the Registration Statements for Exchange Act reports set forth below and are incorporated by reference herein

May 22, 2001	Exhibit 3.02	to Registration No. 333-65460
June 14, 2001	Exhibit 3.04	to Registration No. 333-65460
August 30, 2001	Exhibit 3.05	to Registration No. 333-101449
March 13, 2002	Exhibit 3.06	to Registration No. 333-101449
May 9, 2002	Exhibit 3.07	to Registration No. 333-101449
June 4, 2002	Exhibit 3.08	to Registration No. 333-101449
August 12, 2002	Exhibit 3.09	to Registration No. 333-101449
March 13, 2003	Exhibit 3.03	to Registration No. 333-108760
May 22, 2003	Exhibit 3.04	to Registration No. 333-108760
June 18, 2003	Exhibit 3.05	to Registration No. 333-108760
August 7, 2003	Exhibit 3.06	to Registration No. 333-108760
February 26, 2004	Exhibit 3.05	to Registration No. 333-145208-01
May 18, 2004	Exhibit 3.06	to Registration No. 333-145208-01
June 18, 2004	Exhibit 3.07	to Registration No. 333-145208-01
August 12, 2004	Exhibit 3.08	to Registration No. 333-145208-01
March 9, 2005	Exhibit 3.09	to Registration No. 333-145208-01
May 16, 2005	Exhibit 3.10	to Registration No. 333-145208-01
June 15, 2005	Exhibit 3.11	to Registration No. 333-145208-01
August 16, 2005	Exhibit 3.12	to Registration No. 333-145208-01
March 14, 2006	Exhibit 3.13	to Registration No. 333-145208-01
May 11, 2006	Exhibit 3.14	to Registration No. 333-145208-01
June 28, 2006	Exhibit 3.15	to Registration No. 333-145208-01
August 16, 2006	Exhibit 3.16	to Registration No. 333-145208-01
March 13, 2007	Exhibit 3.17	to Registration No. 333-145208-01
May 22, 2007	Exhibit 3.18	to Registration No. 333-145208-01
June 22, 2007	Exhibit 3.19	to Registration No. 333-145208-01
August 21, 2007	Exhibit 3.01	to Form 8-K filed August 23, 2007
May 15, 2008	Exhibit 3.01	to Form 8-K filed May 21, 2008
July 9, 2008	Exhibit 3.01	to Form 8-K filed July 10, 2008

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description
3.05		X	Articles of Correction filed on June 1, 2001 correcting May 22, 2001 Articles of Amendment (Filed as Exhibit 3.03 to Registration Statement No. 333-65460 and incorporated by reference herein)
3.06		X
Articles of Correction filed on February 17, 2004 correcting Articles of Amendment for the dates indicated below and filed as exhibits to Registration Statement No. 333-145208-01 set forth and are incorporated by reference herein

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

31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.02	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.04		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description
31.05	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.06	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.07		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.08		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Previously Filed)
31.09	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.10	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.11		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.12		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.02	X		Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.03		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
32.04		X	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Previously Furnished)
*   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.