Form 10-Q
period 2017-06-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2017-08-04
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 31, 2017
SCANA Corporation	Without Par Value	142,916,917
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated construction and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

(1) uncertainties relating to the bankruptcy filing by WEC and WECTEC, including the effect of the anticipated rejection of the EPC Contract and the determination to cease construction of the New Units; (2) the ability of SCANA and its subsidiaries (the Company) to recover through rates the costs expended on the New Units under the abandonment provisions of the BLRA; (3) the ability of the Company to recover amounts due from the Consortium or from Toshiba under its payment guaranty and related settlement agreement; (4) changes in tax laws and realization of tax benefits and credits, and the ability or inability to realize credits and deductions, particularly in light of the abandonment of construction of the New Units; (5) the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (6) legislative and regulatory actions, particularly changes related to electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations including any imposition of fees or taxes on carbon emitting generating facilities, the BLRA, and any actions affecting the abandonment of the New Units; (7) current and future litigation; (8) the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity, and the effect of rating agency actions on the Company’s cost of and access to capital and sources of liquidity; (9) the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed which may be highly specialized or in short supply, at agreed upon quality and prices, for our construction program, operations and maintenance; (10) the results of efforts to ensure the physical and cyber security of key assets and processes; (11) changes in the economy, especially in areas served by subsidiaries of SCANA; (12) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets; (13) the impact of conservation and demand side management efforts and/or technological advances on customer usage; (14) the loss of electricity sales to distributed generation, such as solar photovoltaic systems or energy storage systems; (15) growth opportunities for SCANA’s regulated and other subsidiaries; (16) the effects of weather, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries are located and in areas served by SCANA’s subsidiaries; (17) changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies; (18) payment and performance by counterparties and customers as contracted and when due; (19) the results of efforts to license, site, construct and finance facilities, and to receive related rate recovery, for electric generation and transmission; (20) the results of efforts to operate the Company's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation; (21) the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power; (22) the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses; (23) labor disputes; (24) performance of SCANA’s pension plan assets and the effect(s) of associated discount rates; (25) inflation or deflation; (26) changes in interest rates; (27) compliance with regulations; (28) natural disasters, man-made mishaps and acts of terrorism that directly affect our operations or the regulations governing them; and (29) the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
August 1, 2017 Petition	Petition to the SCPSC amending the capital cost schedule, construction schedule and other terms and conditions related to the New Units
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CB&I	Chicago Bridge & Iron Company N.V.
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
CO2	Carbon Dioxide
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and WECTEC
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker
CWA	Clean Water Act
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSM Programs	Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008, as amended by the October 2015 Amendment
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fluor	Fluor Corporation
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
Interim Assessment Agreement	Interim Assessment Agreement dated March 28, 2017, as amended, among SCE&G, Santee Cooper, WEC and WECTEC
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards

MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Unit 2 and Unit 3 at Summer Station
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
October 2015 Amendment	Amendment, dated October 27, 2015, to the EPC Contract
ORS	South Carolina Office of Regulatory Staff
PHMSA	United States Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Registrants	SCANA and SCE&G
ROE	Return on Equity
RSA	Natural Gas Rate Stabilization Act
RTO/ISO	Regional Transmission Organization/Independent System Operator
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	SCANA Energy Marketing, Inc.
SCANA Services	SCANA Services, Inc.
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SO2	Sulfur Dioxide
Stone & Webster	Prior to December 31, 2015, Stone & Webster, Inc. and later becoming CB&I Stone & Webster, a subsidiary of CB&I; effective December 31, 2015, Stone & Webster, a subsidiary of WEC
Summer Station	V. C. Summer Nuclear Station
Supreme Court	United States Supreme Court
Toshiba	Toshiba Corporation, parent company of WEC
Toshiba Settlement Agreement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, SCE&G and Santee Cooper
Unit 1	Nuclear Unit 1 at Summer Station
Unit 2	Nuclear Unit 2 at Summer Station
Unit 3	Nuclear Unit 3 at Summer Station
VIE	Variable Interest Entity
Vogtle Units	Two nuclear units being constructed by the Consortium for another group of utilities
WEC	Westinghouse Electric Company LLC
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster), a wholly-owned subsidiary of WEC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	June 30, 2017	December 31, 2016
Assets
Utility Plant In Service	$13,676	$13,444
Accumulated Depreciation and Amortization	(4,543)	(4,446)
Construction Work in Progress	5,358	4,845
Nuclear Fuel, Net of Accumulated Amortization	261	271
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	14,962	14,324
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $141 and $138	274	276
Assets held in trust, net-nuclear decommissioning	130	123
Other investments	78	76
Nonutility Property and Investments, Net	482	475
Current Assets:
Cash and cash equivalents	91	208
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $6	523	616
Income taxes	6	142
Other	125	127
Inventories (at average cost):
Fuel and gas supply	127	136
Materials and supplies	154	155
Prepayments	143	105
Other current assets	17	17
Total Current Assets	1,186	1,506
Deferred Debits and Other Assets:
Regulatory assets	2,172	2,130
Other	254	272
Total Deferred Debits and Other Assets	2,426	2,402
Total	$19,056	$18,707

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	June 30, 2017	December 31, 2016
Capitalization and Liabilities
Common Stock - no par value, 142.9 million shares outstanding	$2,389	$2,390
Retained Earnings	3,501	3,384
Accumulated Other Comprehensive Loss	(52)	(49)
Total Common Equity	5,838	5,725
Long-Term Debt, net	6,455	6,473
Total Capitalization	12,293	12,198
Current Liabilities:
Short-term borrowings	1,129	941
Current portion of long-term debt	178	17
Accounts payable	330	404
Customer deposits and customer prepayments	125	168
Taxes accrued	114	201
Interest accrued	84	84
Dividends declared	85	80
Derivative financial instruments	43	35
Other	95	135
Total Current Liabilities	2,183	2,065
Deferred Credits and Other Liabilities:
Deferred income taxes, net	2,250	2,159
Asset retirement obligations	565	558
Pension and other postretirement benefits	377	373
Unrecognized tax benefits	268	219
Regulatory liabilities	922	930
Other	198	205
Total Deferred Credits and Other Liabilities	4,580	4,444
Commitments and Contingencies (Note 9)
Total	$19,056	$18,707

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per share amounts	2017	2016	2017	2016
Operating Revenues:
Electric	$679	$626	$1,256	$1,217
Gas - regulated	140	127	461	426
Gas - nonregulated	182	152	456	434
Total Operating Revenues	1,001	905	2,173	2,077
Operating Expenses:
Fuel used in electric generation	161	130	297	267
Purchased power	21	17	32	29
Gas purchased for resale	227	192	597	551
Other operation and maintenance	181	191	360	371
Depreciation and amortization	95	92	189	183
Other taxes	67	62	133	125
Total Operating Expenses	752	684	1,608	1,526
Operating Income	249	221	565	551
Other Income (Expense):
Other income	16	14	33	30
Other expense	(9)	(10)	(18)	(24)
Interest charges, net of allowance for borrowed funds used during construction of $7, $5, $14 and $9	(88)	(83)	(175)	(166)
Allowance for equity funds used during construction	9	9	18	15
Total Other Expense	(72)	(70)	(142)	(145)
Income Before Income Tax Expense	177	151	423	406
Income Tax Expense	56	46	131	125
Net Income	$121	$105	$292	$281

Earnings Per Share of Common Stock	$0.85	$0.74	$2.04	$1.97
Weighted Average Common Shares Outstanding (millions)	142.9	142.9	142.9	142.9
Dividends Declared Per Share of Common Stock	$0.6125	$0.575	$1.225	$1.150

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2017	2016	2017	2016
Net Income	$121	$105	$292	$281
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Arising during period, net of tax of $(2), $1, $(3) and $(2)	(3)	2	(5)	(3)
Reclassified as increases to interest expense, net of tax of $1, $1, $3 and $3	2	2	4	4
Reclassified as increases (decreases) to gas purchased for resale, net of tax of $-, $ -, $(1) and $4	—	1	(2)	6
Net unrealized gains (losses) on cash flow hedging activities	(1)	5	(3)	7
Other Comprehensive Income (Loss)	(1)	5	(3)	7
Total Comprehensive Income	$120	$110	$289	$288

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2017	2016
Cash Flows From Operating Activities:
Net income	$292	$281
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	93	(20)
Depreciation and amortization	200	190
Amortization of nuclear fuel	19	28
Allowance for equity funds used during construction	(18)	(15)
Carrying cost recovery	(11)	(8)
Changes in certain assets and liabilities:
Receivables	87	26
Income taxes receivable	136	—
Inventories	(36)	(7)
Prepayments	(47)	(46)
Regulatory assets	(30)	—
Regulatory liabilities	(1)	—
Accounts payable	(31)	(33)
Unrecognized tax benefits	49	—
Taxes accrued	(87)	(138)
Derivative financial instruments	(3)	(8)
Other assets	(26)	(30)
Other liabilities	(73)	62
Net Cash Provided From Operating Activities	513	282
Cash Flows From Investing Activities:
Property additions and construction expenditures	(780)	(766)
Proceeds from investments (including derivative collateral returned)	62	442
Purchase of investments (including derivative collateral posted)	(66)	(535)
Payments upon interest rate derivative contract settlements	—	(88)
Net Cash Used For Investing Activities	(784)	(947)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	150	592
Repayment of long-term debt	(14)	(14)
Dividends	(170)	(160)
Short-term borrowings, net	188	138
Net Cash Provided From Financing Activities	154	556
Net Decrease In Cash and Cash Equivalents	(117)	(109)
Cash and Cash Equivalents, January 1	208	176
Cash and Cash Equivalents, June 30	$91	$67
Supplemental Cash Flow Information:
Cash for–Interest paid (net of capitalized interest of $14 and $9)	$168	$158
–Income taxes paid	1	228
–Income taxes received	123	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	81	51
Capital leases	6	6

 See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings	Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2017	143	$2,402	$(12)	$3,384	$(36)	$(13)	$(49)	$5,725
Net Income				292				292
Other Comprehensive Income (Loss)
Losses arising during the period					(5)	—	(5)	(5)
Losses/amortization reclassified from AOCI					2	—	2	2
Total Comprehensive Income				292	(3)	—	(3)	289
Purchase of Treasury Stock	—	—	(1)					(1)
Dividends Declared				(175)				(175)
Balance as of June 30, 2017	143	$2,402	$(13)	$3,501	$(39)	$(13)	$(52)	$5,838

Balance as of January 1, 2016	143	$2,402	$(12)	$3,118	$(53)	$(12)	$(65)	$5,443
Net Income				281				281
Other Comprehensive Income (Loss)
Losses arising during the period					(3)	—	(3)	(3)
Losses/amortization reclassified from AOCI					10	—	10	10
Total Comprehensive Income				281	7	—	7	288
Dividends Declared				(164)				(164)
Balance as of June 30, 2016	143	$2,402	$(12)	$3,235	$(46)	$(12)	$(58)	$5,567

Dividends declared per share of common stock were $1.225 and $1.150 for June 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	June 30, 2017	December 31, 2016
Assets
Utility Plant In Service	$11,705	$11,510
Accumulated Depreciation and Amortization	(4,071)	(3,991)
Construction Work in Progress	5,217	4,813
Nuclear Fuel, Net of Accumulated Amortization	261	271
Utility Plant, Net ($746 and $756 related to VIEs)	13,112	12,603
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	70	69
Assets held in trust, net-nuclear decommissioning	130	123
Other investments	3	3
Nonutility Property and Investments, Net	203	195
Current Assets:
Cash and cash equivalents	36	164
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $3	374	378
Affiliated companies	17	16
Income taxes	—	53
Other	95	94
Inventories (at average cost):
Fuel	81	83
Materials and supplies	143	143
Prepayments	126	88
Other current assets	3	1
Total Current Assets ($77 and $85 related to VIEs)	875	1,020
Deferred Debits and Other Assets:
Regulatory assets	2,068	2,030
Other	226	243
Total Deferred Debits and Other Assets ($50 and $52 related to VIEs)	2,294	2,273
Total	$16,484	$16,091

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	June 30, 2017	December 31, 2016
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,860
Retained Earnings	2,557	2,481
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,414	5,338
Noncontrolling Interest	136	134
Total Equity	5,550	5,472
Long-Term Debt, net	4,990	5,154
Total Capitalization	10,540	10,626
Current Liabilities:
Short-term borrowings	1,079	804
Current portion of long-term debt	173	12
Accounts payable	201	247
Affiliated payables	109	122
Customer deposits and customer prepayments	88	126
Taxes accrued	112	195
Interest accrued	67	68
Dividends declared	81	79
Derivative financial instruments	39	28
Other	43	55
Total Current Liabilities	1,992	1,736
Deferred Credits and Other Liabilities:
Deferred income taxes, net	2,004	1,939
Asset retirement obligations	529	522
Pension and other postretirement benefits	235	232
Unrecognized tax benefits	389	236
Regulatory liabilities	687	695
Other	93	89
Other affiliate	15	16
Total Deferred Credits and Other Liabilities	3,952	3,729
Commitments and Contingencies (Note 9)
Total	$16,484	$16,091

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2017	2016	2017	2016
Operating Revenues:
Electric	$678	$625	$1,256	$1,217
Electric - nonconsolidated affiliate	2	2	3	3
Gas	75	64	216	188
Gas - nonconsolidated affiliate	1	1	1	1
Total Operating Revenues	756	692	1,476	1,409
Operating Expenses:
Fuel used in electric generation	126	107	239	227
Fuel used in electric generation - nonconsolidated affiliate	35	23	59	40
Purchased power	21	17	32	29
Gas purchased for resale	42	31	108	80
Gas purchased for resale - nonconsolidated affiliate	—	3	—	9
Other operation and maintenance	96	101	197	197
Other operation and maintenance - nonconsolidated affiliate	51	55	96	105
Depreciation and amortization	77	75	154	149
Other taxes	60	56	120	111
Other taxes - nonconsolidated affiliate	2	2	3	4
Total Operating Expenses	510	470	1,008	951
Operating Income	246	222	468	458
Other Income (Expense):
Other income	7	6	15	12
Other expense	(6)	(6)	(11)	(14)
Interest charges, net of allowance for borrowed funds used during construction of $7, $5, $13 and $8	(69)	(65)	(138)	(131)
Allowance for equity funds used during construction	8	8	16	12
Total Other Income (Expense)	(60)	(57)	(118)	(121)
Income Before Income Tax Expense	186	165	350	337
Income Tax Expense	60	52	112	108
Net Income and Total Comprehensive Income	126	113	238	229
Less Net Income and Total Comprehensive Income Attributable to Noncontrolling Interest	(3)	(3)	(7)	(6)
Earnings and Comprehensive Income Available to Common Shareholder	$123	$110	$231	$223

Dividends Declared on Common Stock	$81	$75	$160	$149

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2017	2016
Cash Flows From Operating Activities:
Net income	$238	$229
Adjustments to reconcile net income to net cash provided from operating activities:
Deferred income taxes, net	65	(30)
Depreciation and amortization	157	150
Amortization of nuclear fuel	19	28
Allowance for equity funds used during construction	(16)	(12)
Carrying cost recovery	(11)	(8)
Changes in certain assets and liabilities:
Receivables	(5)	(32)
Receivables - affiliate	(1)	(3)
Income tax receivable	53	—
Inventories	(22)	(14)
Prepayments	(38)	(34)
Regulatory assets	(26)	5
Regulatory liabilities	1	(1)
Accounts payable	4	(18)
Accounts payable - affiliate	(12)	(7)
Taxes accrued	(83)	(152)
Unrecognized tax benefit	153	—
Other assets	(20)	(55)
Other liabilities	(35)	59
Net Cash Provided From Operating Activities	421	105
Cash Flows From Investing Activities:
Property additions and construction expenditures	(650)	(652)
Proceeds from investments (including derivative collateral returned)	47	400
Purchase of investments (including derivative collateral posted)	(52)	(499)
Payments upon interest rate derivative contract settlements	—	(88)
Proceeds from money pool investments	—	9
Net Cash Used For Investing Activities	(655)	(830)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	494
Repayment of long-term debt	(10)	(9)
Dividends	(158)	(149)
Contributions from parent	—	100
Money pool borrowings, net	(1)	12
Short-term borrowings, net	275	166
Net Cash Provided From Financing Activities	106	614
Net Decrease In Cash and Cash Equivalents	(128)	(111)
Cash and Cash Equivalents, January 1	164	130
Cash and Cash Equivalents, June 30	$36	$19

Supplemental Cash Flow Information:
Cash for–Interest (net of capitalized interest of $13 and $8)	$129	$121
– Income taxes paid	3	250
– Income taxes received	143	7
Noncash Investing and Financing Activities:
Accrued construction expenditures	61	34
Capital leases	6	6

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2017	40	$2,860	$2,481	$(3)	$134	$5,472
Earnings available to common shareholder			231		7	238
Total Comprehensive Income			231	—	7	238
Cash dividend declared			(155)		(5)	(160)
Balance at June 30, 2017	40	$2,860	$2,557	$(3)	$136	$5,550

Balance at January 1, 2016	40	$2,760	$2,265	$(3)	$129	$5,151
Earnings available to common shareholder			223		6	229
Total Comprehensive Income			223	—	6	229
Capital Contributions from parent		100				100
Cash dividend declared			(145)		(4)	(149)
Balance at June 30, 2016	40	$2,860	$2,343	$(3)	$131	$5,331

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

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held, through an agency relationship, 40% and 40% of PSNC Energy’s natural gas inventory at June 30, 2017 and December 31, 2016, respectively, with a carrying value of $9.5 million and $9.8 million, respectively.  Under the terms of this agreement, PSNC Energy receives storage asset management fees of which 75% are credited to rate payers. This agreement expires on March 31, 2019.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. When applicable, the Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most earlier revenue recognition guidance, including industry-specific guidance. This new revenue recognition model calls for a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers, based on the transfer of control, in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The Company and Consolidated SCE&G have not determined the impact this guidance will have on their respective financial statements. However, the analysis of contracts with customers to which the guidance might be applicable has begun. Activities of the FASB's Transition Resource Group for Revenue Recognition are being monitored, particularly as they relate to the treatment of contributions in aid of construction, alternative revenue programs and the collectability of revenue of utilities subject to rate regulation. An evaluation of the enhanced disclosure requirements is also underway, including identifying performance obligations, determining the appropriate disaggregation of revenue and assessing the availability of information necessary to comply with the requirements. The Company and Consolidated SCE&G expect to adopt this guidance using the modified retrospective method and will recognize a cumulative effect adjustment, if any, to retained earnings on January 1, 2018 upon adoption. Comparative periods will not be restated.

In July 2015, the FASB issued accounting guidance intended to simplify the measurement of inventory cost by requiring most inventory to be measured at the lower of cost and net realizable value. The Company and Consolidated SCE&G adopted this guidance in the first quarter of 2017 and the adoption of this guidance did not have any impact on their respective financial statements.

In January 2016, the FASB issued accounting guidance that will change how entities measure certain equity investments and financial liabilities, among other things. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018 and do not anticipate that adoption of this guidance will have a significant impact on their respective financial statements.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. The guidance will be effective for years beginning in 2019. The Company and Consolidated SCE&G have not determined what impact this guidance will have on their respective financial statements. However, the identification and analysis of leasing and related contracts to which the guidance might be applicable has begun. In addition, the Company and Consolidated SCE&G have begun implementation of a third party software tool that will assist with initial adoption and ongoing compliance. Specifically, preliminary system configuration has been completed and data from certain leases are being entered.

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

In October 2016, the FASB issued accounting guidance related to the tax effects of intra-entity asset transfers of assets other than inventory. An entity will be required to recognize the income tax consequences of such a transfer in the period it occurs. The Company and Consolidated SCE&G adopted this guidance in the first quarter 2017 and it had no impact on their respective financial statements.

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

In March 2017, the FASB issued accounting guidance to change the required presentation of net periodic pension and postretirement benefit cost. Under the new guidance, the net periodic pension and postretirement benefit cost are to be separated into their service cost components and other components. The service cost components are to be presented in the same line item (or items) as other compensation costs arising from services rendered by employees during the period. The other components are to be reported in the income statement separately from the service cost component and outside operating income. Only the service cost component is eligible for capitalization in assets. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components, and on a prospective basis for the capitalization of only the service cost component. The Company and Consolidated SCE&G will adopt the guidance when required in the first quarter of 2018, and due to regulatory overlay, they do not anticipate that its adoption will have a material impact on their respective financial statements.

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

By order dated April 27, 2017, the SCPSC approved a settlement agreement among SCE&G, ORS and SCEUC, to increase the total fuel cost component of retail electric rates. SCE&G agreed to set its base fuel component to produce a projected under recovery of $61.0 million over a 12-month period beginning with the first billing cycle of May 2017. SCE&G also agreed to recover, over a 12-month period beginning with the first billing cycle of May 2017, projected DER program costs of approximately $16.5 million. Additionally, deferral of carrying cost will be allowed for base fuel component under-collected balances as they occur.

Electric - Base Rates

Pursuant to an SCPSC order, SCE&G removes from rate base certain deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term debt borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three and six months ended June 30, 2017 totaled $4.3 million and $8.6 million. During the three and six months ended June 30, 2016, carrying costs totaled $3.5 million and $6.6 million. When these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized. See also Note 9.

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

On June 22, 2017, the Friends of the Earth and the Sierra Club filed a complaint against SCE&G with the SCPSC, requesting that the SCPSC initiate a formal proceeding to direct SCE&G to immediately cease and desist from expending any further capital costs related to the construction of the New Units; to determine the prudence of acts and omissions by SCE&G in connection with the construction of the New Units; to review and determine the prudence of abandonment of the New Units and of the available least cost efficiency and renewable energy alternatives; and to remedy, abate and make due reparations for the rates charged to ratepayers related to the construction of the New Units. SCE&G’s answer to the complaint was filed with the SCPSC on July 19, 2017. A hearing in this matter has been scheduled for October 2, 2017.

Electric - BLRA

SCE&G filed the August 1, 2017 Petition with the SCPSC seeking recovery of costs expended on the construction of the New Units, including certain costs incurred subsequent to SCE&G's last revised rates update, other costs under the abandonment provisions of the BLRA, and affirmation of SCE&G's decision to abandon construction of the New Units, among other things. See additional discussion at Note 9.

Gas - SCE&G

On June 15, 2017, SCE&G filed with the SCPSC its quarterly monitoring report for the 12-month period ended March 31, 2017 and proposed an approximately $9.0 million, or 2.34%, overall increase to its natural gas rates under the terms of the RSA. The ORS is expected to issue an audit report by September 1, 2017, and the SCPSC is expected to issue its order by October 15, 2017. If approved, the rate adjustment will be effective for the first billing cycle in November 2017.

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

	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Regulatory Assets:
Accumulated deferred income taxes	$321	$316	$313	$307
AROs and related funding	423	425	400	403
Deferred employee benefit plan costs	331	342	299	309
Deferred losses on interest rate derivatives	630	620	630	620
Unrecovered plant	111	117	111	117
DSM Programs	59	59	59	59
Carrying costs on deferred tax assets related to nuclear construction	41	32	41	32
Pipeline integrity management costs	42	33	7	6
Environmental remediation costs	31	32	25	26
Deferred storm damage costs	20	20	20	20
Deferred costs related to uncertain tax position	23	15	23	15
Other	140	119	140	116
Total Regulatory Assets	$2,172	$2,130	$2,068	$2,030

Regulatory Liabilities:
Asset removal costs	$761	$755	$533	$529
Deferred gains on interest rate derivatives	138	151	138	151
Other	23	24	16	15
Total Regulatory Liabilities	$922	$930	$687	$695

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

Employee benefit plan costs of the regulated utilities have historically been recovered as they have been recorded under GAAP. Deferred employee benefit plan costs represent amounts of pension and other postretirement benefit costs which were accrued as liabilities and treated as regulatory assets pursuant to FERC guidance, and costs deferred pursuant to specific SCPSC regulatory orders. In 2013, SCE&G began recovering through utility rates approximately $63 million of deferred pension costs for electric operations over approximately 30 years and approximately $14 million of deferred pension costs for gas operations over approximately 14 years. The remainder of the deferred benefit costs are expected to be recovered through utility rates, primarily over average service periods of participating employees, or up to approximately 11 years.

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

Carrying costs on deferred tax assets related to nuclear construction are calculated on accumulated deferred income tax assets associated with the New Units which are not part of electric rate base using the weighted average long-term debt cost of capital. These carrying costs will be amortized over ten years beginning when these deferred tax assets are fully offset by related deferred tax liabilities. See also Note 9.

Pipeline integrity management costs represent costs incurred to comply with regulatory requirements related to natural gas pipelines. PSNC Energy will recover costs totaling $20.3 million over a five-year period beginning November 2016, and remaining costs of $16.0 million have been deferred pending future approval of rate recovery. SCE&G amortizes $1.9 million of such costs annually.

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

3.COMMON EQUITY

SCANA had 200 million shares of common stock authorized as of June 30, 2017 and December 31, 2016.

Authorized shares of SCE&G common stock were 50 million as of June 30, 2017 and December 31, 2016. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of June 30, 2017 and December 31, 2016. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

4.     LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In June 2017, PSNC Energy issued $150 million of 4.18% senior notes due June 30, 2047. Proceeds from this sale were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

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

	June 30, 2017
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	1,129.0	49.8	1,079.2	—
Weighted average interest rate		1.64%	1.48%	—
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$867.7	$347.2	$320.5	$200.0

	December 31, 2016
Millions of dollars	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	940.5	64.4	804.3	71.8
Weighted average interest rate		1.43%	1.04%	1.07%
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$1,056.2	$332.6	$595.4	$128.2

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $28 million at June 30, 2017, and $29 million at December 31, 2016. On its balance sheet, Consolidated SCE&G includes such amounts within Affiliated payables.

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

During 2013 and 2014, SCANA amended certain of its income tax returns to claim additional tax-defined research and experimentation deductions (under IRC Section 174) and credits (under IRC Section 41) and to reflect related impacts on other items such as domestic production activities deductions (under IRC Section 199). SCANA also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively. In September 2016, SCANA claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the design and construction activities of the New Units, in its 2015 income tax returns. These claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.

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

These income tax deductions and credits are considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities are required to be recorded as unrecognized tax benefits in the financial statements. As of June 30, 2017, the Company and Consolidated SCE&G have recorded an unrecognized tax benefit of $443 million ($268 million and $389 million for the Company and Consolidated SCE&G, respectively, net of the impact of state deductions on federal returns, and net of certain operating loss and tax credit carryforwards and, for the Company, receivables related to the uncertain tax positions). If recognized, $17 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rate (see discussion below regarding deferral of benefits related to 2015 forward). These unrecognized tax benefits are not expected to increase significantly within the next 12 months, although other uncertain tax positions may be identified or taken, particularly with respect to the abandonment of the construction of the New Units during 2017. It is reasonably possible that these known unrecognized tax benefits may decrease by $443 million within the next 12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through June 30, 2017.

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

Estimated interest expense accrued with respect to the unrecognized tax benefits related to the research and experimentation deductions in the 2015 and 2016 income tax returns has been deferred as a regulatory asset and is expected to be recoverable through customer rates in future years. See also Note 2. Otherwise, the Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses.  Amounts recorded for such interest income, interest expense or tax penalties have not been material for any period presented.

Effective January 1, 2017, the State of North Carolina reduced its corporate income tax rate from 4% to 3%. During the second quarter of 2017, the State of North Carolina passed legislation that will lower the state corporate income tax rate from 3% to 2.5% effective January 1, 2019.  In connection with these changes in tax rates, related state deferred taxes were remeasured, with the change in their balances being credited to a regulatory liability.  These changes in income tax rates did not and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

Forward starting swap agreements that are designated as cash flow hedges may be used in anticipation of the issuance of debt.  Except as described in the following paragraph, the effective portions of changes in fair value and payments made or received upon termination of such agreements for regulated subsidiaries are recorded in regulatory assets or regulatory liabilities. For SCANA and its nonregulated subsidiaries, such amounts are recorded in AOCI. Such amounts are amortized to interest expense over the term of the underlying debt. Ineffective portions of fair value changes are recognized in income.

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

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Gas Marketing	Total
As of June 30, 2017
Commodity contracts	7,140,000	13,982,000	21,122,000
Energy management contracts (a)	—	47,924,643	47,924,643
Total (a)	7,140,000	61,906,643	69,046,643

As of December 31, 2016
Commodity contracts	4,510,000	11,947,000	16,457,000
Energy management contracts (a)	—	67,447,223	67,447,223
Total (a)	4,510,000	79,394,223	83,904,223

(a)  Includes amounts related to basis swap contracts totaling 7,301,669 MMBTU in 2017 and 730,721 MMBTU in 2016.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
Designated as hedging instruments	$111.2	$115.6	$36.4	$36.4
Not designated as hedging instruments	1,285.0	1,285.0	1,285.0	1,285.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the consolidated balance sheet, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
	As of June 30, 2017
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	—	$3	—	$1
	Other deferred credits and other liabilities	—	25	—	9
	Commodity contracts
	Prepayments	—	1	—	—
	Derivative financial instruments	$1	1	—	—
	Total	$1	$30	—	$10

	Not designated as hedging instruments
	Interest rate contracts
	Other deferred debits and other assets	$59	—	$59	—
	Derivative financial instruments	—	$38	—	$38
	Other deferred credits and other liabilities	—	4	—	4
	Commodity contracts
	Prepayments	1	—	—	—
	Energy management contracts
	Prepayments	2	2	—	—
	Other current assets	2	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Derivative financial instruments	—	2	—	—
	Other deferred credits and other liabilities	—	1	—	—
Total		$65	$47	$59	$42

	As of December 31, 2016
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	—	$4	—	$1
	Other deferred credits and other liabilities	—	24	—	8
	Commodity contracts
	Prepayments	$5	—	—	—
	Other current assets	1	—	—	—
	Total	$6	$28	—	$9

	Not designated as hedging instruments
	Interest rate contracts
	Other deferred debits and other assets	$71	—	$71	—
	Derivative financial instruments	—	$27	—	$27
	Other deferred credits and other liabilities	—	3	—	3
	Commodity contracts
	Other current assets	3	—	—	—
	Energy management contracts
	Prepayments	6	2	—	—
	Other current assets	2	1	—	—
	Other deferred debits and other assets	2	—	—	—
	Derivative financial instruments	—	4	—	—
	Other deferred credits and other liabilities	—	2	—	—
Total		$84	$39	$71	$30

 The effect of derivative instruments on the condensed consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

Millions of dollars	2017	2016	Location	2017	2016
Three Months Ended June 30,
Interest rate contracts	$(1)	$(2)	Interest expense	—	—
Six Months Ended June 30,
Interest rate contracts	$(1)	$(5)	Interest expense	$(1)	$(1)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

Millions of dollars	2017	2016	Location	2017	2016
Three Months Ended June 30,
Interest rate contracts	$(1)	$(2)	Interest expense	$(2)	$(2)
Commodity contracts	(2)	4	Gas purchased for resale	—	(1)
Total	$(3)	$2		$(2)	$(3)

Six Months Ended June 30,
Interest rate contracts	$(1)	$(5)	Interest expense	$(4)	$(4)
Commodity contracts	(4)	2	Gas purchased for resale	2	(6)
Total	$(5)	$(3)		$(2)	$(10)

As of June 30, 2017, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $0.6 million as an increase to gas cost, assuming natural gas markets remain at their current levels, and approximately $7.2 million as an increase to interest expense.  As of June 30, 2017, all of the Company’s commodity cash flow hedges settle by their terms before the end of the third quarter of 2020.

As of June 30, 2017, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $1.7 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives Not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income
Millions of dollars	2017	2016	Location	2017	2016
Three Months Ended June 30,
Interest rate contracts	$(35)	$(100)	Interest Expense	—	—
Six Months Ended June 30,
Interest rate contracts	$(24)	$(244)	Interest Expense	$(1)	—

As of June 30, 2017, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $2.5 million as an increase to interest expense.

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

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$64.7	$50.3	$44.2	$30.3
Fair value of collateral already posted	32.5	29.2	11.6	9.2
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$32.2	$21.1	$32.6	$21.1

in Net Asset Position
Aggregate fair value of derivatives in net asset position	$52.0	$62.9	$52.0	$62.0
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$52.0	$62.9	$52.0	$62.0

In addition, for fixed price supply contracts offered to certain of SCANA Energy's customers, the Company could have called on letters of credit in the amount of $1.7 million related to $5.0 million in commodity derivatives that are in a net asset position at June 30, 2017, compared to letters of credit in the amount of $1.5 million related to derivatives of $9.0 million at December 31, 2016, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets and derivative liabilities follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of June 30, 2017
Gross Amounts of Recognized Assets	$59	$2	$5	$66	$59
Gross Amounts Offset in Statement of Financial Position	—	(1)	(2)	(3)	—
Net Amounts Presented in Statement of Financial Position	59	1	3	63	59
Gross Amounts Not Offset - Financial Instruments	(7)	—	—	(7)	(7)
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$52	$1	$3	$56	$52
Balance sheet location
Prepayments				$1	—
Other current assets				2	—
Other deferred debits and other assets				60	$59
Total				$63	$59

As of December 31, 2016
Gross Amounts of Recognized Assets	$71	$9	$10	$90	$71
Gross Amounts Offset in Statement of Financial Position	—	—	(4)	(4)	—
Net Amounts Presented in Statement of Financial Position	71	9	6	86	71
Gross Amounts Not Offset - Financial Instruments	(9)	—	—	(9)	(9)
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$62	$9	$6	$77	$62
Balance sheet location
Prepayments				$9	—
Other current assets				5	—
Other deferred debits and other assets				72	$71
Total				$86	$71

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of June 30, 2017
Gross Amounts of Recognized Liabilities	$70	$2	$5	$77	$52
Gross Amounts Offset in Statement of Financial Position	—	(1)	(2)	(3)	—
Net Amounts Presented in Statement of Financial Position	70	1	3	74	52
Gross Amounts Not Offset - Financial Instruments	(7)	—	—	(7)	(7)
Gross Amounts Not Offset - Cash Collateral Posted	(31)	—	(2)	(33)	(12)
Net Amount	$32	$1	$1	$34	$33
Balance sheet location
Other deferred debits and other assets				$1	—
Derivative financial instruments				43	$39
Other deferred credits and other liabilities				30	13
Total				$74	$52

As of December 31, 2016
Gross Amounts of Recognized Liabilities	$58	—	$9	$67	$39
Gross Amounts Offset in Statement of Financial Position	—	—	(3)	(3)	—
Net Amounts Presented in Statement of Financial Position	58	—	6	64	39
Gross Amounts Not Offset - Financial Instruments	(9)	—	—	(9)	(9)
Gross Amounts Not Offset - Cash Collateral Posted	(29)	—	—	(29)	(9)
Net Amount	$20	—	$6	$26	$21
Balance sheet location
Derivative financial instruments				$35	$28
Other deferred credits and other liabilities				29	11
Total				$64	$39

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of June 30, 2017			As of December 31, 2016
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 2
Assets:
Available for sale securities	$18	—	—	$14	—	—
Held to maturity securities	—	$7	—	—	$7	—
Interest rate contracts	—	59	$59	—	71	$71
Commodity contracts	1	1	—	8	1	—
Energy management contracts	2	3	—	6	4	—
Liabilities:
Interest rate contracts	—	70	52	—	58	39
Commodity contracts	1	1	—	—	—	—
Energy management contracts	2	6	—	2	10	—

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

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	June 30, 2017		December 31, 2016
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,632.6	$7,310.3	$6,489.8	$7,183.3
Consolidated SCE&G	5,162.9	5,735.2	5,166.0	5,752.3

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

8.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three months ended June 30,
Service cost	$5.3	$5.5	$1.2	$1.3
Interest cost	9.4	9.9	2.9	3.0
Expected return on assets	(13.8)	(14.1)	—	—
Prior service cost amortization	0.4	1.0	—	0.1
Amortization of actuarial losses	3.9	3.7	0.4	0.1
Net periodic benefit cost	$5.2	$6.0	$4.5	$4.5

Six months ended June 30,
Service cost	$10.5	$11.0	$2.3	$2.5
Interest cost	18.9	19.8	5.9	6.0
Expected return on assets	(27.6)	(28.1)	—	—
Prior service cost amortization	0.8	2.0	—	0.2
Amortization of actuarial losses	7.9	7.4	0.7	0.2
Net periodic benefit cost	$10.5	$12.1	$8.9	$8.9

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three months ended June 30,
Service cost	$4.4	$4.5	$1.0	$1.0
Interest cost	8.1	8.4	2.4	2.5
Expected return on assets	(11.8)	(11.9)	—	—
Prior service cost amortization	0.3	0.8	—	0.1
Amortization of actuarial losses	3.4	3.1	0.3	0.1
Net periodic benefit cost	$4.4	$4.9	$3.7	$3.7

Six months ended June 30,
Service cost	$8.8	$9.0	$1.9	$2.0
Interest cost	16.1	16.8	4.8	5.0
Expected return on assets	(23.6)	(23.8)	—	—
Prior service cost amortization	0.7	1.7	—	0.1
Amortization of actuarial losses	6.7	6.2	0.6	0.2
Net periodic benefit cost	$8.7	$9.9	$7.3	$7.3

No significant contribution to the pension trust is expected for the foreseeable future based on current market conditions and assumptions, nor is a limitation on benefit payments expected to apply. SCE&G recovers current pension costs through either a rate rider that may be adjusted annually for retail electric operations or through cost of service rates for gas operations. PSNC Energy recovers pension costs through cost of service rates.

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

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear origin. In addition, a builder's risk insurance policy has been purchased from NEIL for the New Units. This policy provides the owners of the New Units up to $500 million of total coverage for accidental property damage occurring at the New Units. The NEIL policies, in the aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $45.4 million. SCE&G currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Unit 1 for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $1.9 million.

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

New Nuclear Construction

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium in 2008 for the design and construction of the New Units. SCE&G's ownership share in the New Units is 55%. As discussed below, various difficulties have been encountered in connection with the project. The ability to adhere to established budgets and construction schedules was affected by many variables, including unanticipated difficulties encountered in connection with project engineering and the construction of project components, constrained financial resources of the contractors, regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected timeframes, the availability of labor and materials at estimated costs, the efficiency of project labor and weather. There were also contractor and supplier performance issues, difficulties in timely meeting critical regulatory requirements, contract disputes, and changes in key contractors or subcontractors. These matters, and others as more fully discussed below, have resulted in the Company’s determination on July 31, 2017, after a comprehensive analysis, to abandon the construction of the New Units and to seek recovery under the abandonment provisions of the BLRA of costs expended on them.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates has been subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC has approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constitutes a final and binding determination that the New Units are used and useful for utility purposes, and that the capital costs associated with the New Units are prudent utility costs and expenses and are properly included in rates, so long as the New Units are constructed or are being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. As of June 30, 2017, SCE&G’s investment in the New Units, including related transmission, totaled $4.9 billion, for which the financing costs on $3.8 billion have been reflected in rates under the BLRA.

The SCPSC granted initial approval of the construction schedule and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, and again in September 2015 and November 2016 (see discussion below), the SCPSC approved SCE&G's requested updates to the milestone schedule, revised contractual substantial completion dates, and increases in capital and other costs. As further discussed below, approval by the SCPSC of cost recovery under the abandonment provisions of the BLRA will be required as a consequence of the Company’s determination on July 31, 2017 to cease construction of the New Units.

October 2015 Amendment and WEC's Engagement of Fluor

On October 27, 2015, SCE&G, Santee Cooper and the Consortium amended the EPC Contract. The October 2015 Amendment became effective in December 2015, upon the consummation of the acquisition by WEC of the stock of Stone & Webster from CB&I. Following that acquisition, WECTEC remained a member of the Consortium as a subsidiary of WEC, and Fluor has served as a subcontracted construction manager.

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

Among other things the October 2015 Amendment revised the contractual guaranteed substantial completion dates of Unit 2 and Unit 3 to August 31, 2019 and 2020, respectively, and provided for development of a revised construction milestone payment schedule. In February 2017, WEC notified the Company and Consolidated SCE&G that the contractual guaranteed substantial completion dates of August 2019 and 2020 for Unit 2 and Unit 3, respectively, which were reflected in the October 2015 Amendment, would not be met. Instead, WEC provided further revised estimated substantial completion dates of April 2020 and December 2020.

November 2016 SCPSC Order

In May 2016, SCE&G petitioned the SCPSC for approval of the updated construction and capital cost schedules for the New Units which had been developed in connection with the October 2015 Amendment. On November 9, 2016, the SCPSC approved a settlement agreement among SCE&G, ORS and certain other parties concerning this petition. The SCPSC also approved SCE&G's election of the fixed price option.

The construction schedule approved by the SCPSC in November 2016 provided for contractual guaranteed substantial completion dates of August 31, 2019 and August 31, 2020 for Unit 2 and Unit 3, respectively, and the approved capital cost schedule included incremental capital costs totaling $831 million. Under such approved capital cost schedule, SCE&G’s total project capital cost would be approximately $6.8 billion including owner’s costs and transmission, or $7.7 billion with escalation and AFC. In addition, the SCPSC approved revising SCE&G’s allowed ROE for new nuclear construction from 10.5% to 10.25%, with this revised ROE being applied prospectively for the purpose of calculating revised rates sought by SCE&G under the BLRA on and after January 1, 2017.

On February 28, 2017, the SCPSC issued its order denying Petitions for Rehearing which had been filed by certain parties that were not included in the settlement. The time period to appeal the SCPSC’s decision expired with no appeal having been filed.

Contractor Bankruptcy Proceedings and Related Uncertainties

On March 29, 2017, WEC and WECTEC, the two members of the Consortium, and certain of their affiliates filed petitions for protection under Chapter 11 of the U.S. Bankruptcy Code, citing a liquidity crisis arising from project contract losses attributable to the New Units and the Vogtle Units as a material factor that caused them to seek protection under the bankruptcy laws. As part of such filing, WEC and WECTEC publicly announced their inability to complete the New Units under the terms of the EPC Contract and their need to reject the obligations thereunder. In connection with the bankruptcy filing, SCE&G, Santee Cooper, WEC and WECTEC entered into an Interim Assessment Agreement under which all parties continued to perform under the EPC Contract and under which SCE&G and Santee Cooper were provided the right to discuss project status with Fluor and other subcontractors and vendors and to obtain relevant project information and documents from them in order for SCE&G and Santee Cooper to perform comprehensive analyses regarding whether or how to proceed with the project. As part of the Interim Assessment Agreement, and to avoid an immediate rejection of the EPC Contract upon the filing of the bankruptcy case, WEC and WECTEC required SCE&G and Santee Cooper to make up front cash payments to WEC, WECTEC, subcontractors and vendors, irrespective of the fixed price provisions of the EPC Contract, to permit the time to conduct analyses. SCE&G and Santee Cooper paid all costs incurred by the Consortium, Fluor, other subcontractors and vendors for work performed or services rendered while the Interim Assessment Agreement remained in effect.

During the period of the Interim Assessment Agreement, as amended and extended, SCE&G and Santee Cooper evaluated the various elements of the project, including forecasted costs and completion dates, while construction continued and SCE&G and Santee Cooper continued to make payments for such work.

As part of its evaluation, SCE&G considered that, as a result of the bankruptcy process (including WEC and WECTEC's public announcements that they could not perform under the terms of the EPC Contract), the EPC Contract would likely be rejected and that the benefit of the fixed-price terms provided by the EPC Contract would be lost. As such the cost overruns expected to be incurred by the Consortium would become the responsibility of SCE&G and Santee Cooper. Additionally, these cost increases and other costs identified by SCE&G would not be fully recoverable from the Consortium or from Toshiba under its payment guaranty or the related Toshiba Settlement Agreement, discussed below, and such costs would likely substantially exceed the amount of the Consortium's payment obligations guaranteed by Toshiba. SCE&G also considered that even the newly revised substantial completion dates identified by WEC of April and December 2020 for Unit 2 and Unit 3, respectively, would not be met.

Toshiba Settlement Agreement

Payment and performance obligations under the EPC Contract are joint and several obligations of WEC and WECTEC, and in connection with the October 2015 Amendment, Toshiba, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations.

In April of 2017, following WEC’s and WECTEC’s bankruptcy petitions, Toshiba announced that it had recorded an impairment charge of approximately $6.2 billion relating to its nuclear power systems business, leaving it with negative shareholders’ equity. Toshiba also disclosed that, although these conditions and events raised substantial doubt, it believed that its responses to such conditions, including the sale of a portion of its computer memory business as then anticipated by Toshiba, would enable it to continue to operate as a going concern. However, there can be no assurance that such sales or other actions will be successful. As such, there can be no assurance that Toshiba will fulfill its payment guaranty obligations under the Toshiba Settlement Agreement discussed below.

As discussed above, Toshiba provided a parental guaranty for WEC’s payment obligations under the EPC Contract. In satisfaction of such guaranty obligations, on July 27, 2017, the Toshiba Settlement Agreement was executed under which Toshiba is to begin making periodic payments from October 2017 through September 2022 in the total amount of approximately $2.2 billion ($1.2 billion for SCE&G’s 55% share), including certain amounts with respect to contractor liens discussed below. Certain of these payments may be satisfied by distributions from WEC through the bankruptcy process. These payments are payable even though the project has been abandoned.

A number of subcontractors and vendors to the Consortium, including Fluor, have alleged non-payment by the Consortium for amounts owed for work performed on the New Units.  SCE&G is contesting the filed liens.  SCE&G estimates that the aggregate amount of claims for which subcontractor and vendor liens have been filed is approximately $258 million (SCE&G’s 55% portion being approximately $142 million), of which $50 million (SCE&G’s 55% share being $27.5 million) have been paid.  The settlement payments above are subject to reduction if WEC pays creditors holding these liens directly.
SCE&G will continue to evaluate the issues relating to these claims.

Determination to Abandon Construction

Based on the thorough evaluation previously discussed, and in light of Santee Cooper's decision to suspend construction, on July 31, 2017, the Company determined to abandon the construction of the New Units and to pursue recovery of costs incurred in connection with such construction under the abandonment provisions of the BLRA. On July 31, 2017, SCE&G gave WEC a five-day notice of termination of the Interim Assessment Agreement, and notified WEC of its determination to abandon construction of the New Units.

On August 1, SCE&G senior management provided an allowable ex parte briefing to the SCPSC regarding the project and this decision, and SCE&G also filed the August 1, 2017 Petition with the SCPSC which included its plan of abandonment and also certain proposed actions which would mitigate related customer rate increases. Among the mitigation actions proposed in the August 1, 2017 Petition are the return to customers through a decrement rider of the net value of the payments to be made by Toshiba under the Toshiba Settlement Agreement as and to the extent those funds are received by SCE&G.

The BLRA provides that, in the event of abandonment prior to plant completion, costs incurred, including AFC, and a return on those costs may be recoverable through rates, so long as SCE&G demonstrates by a preponderance of the evidence that its decision to abandon the New Units was prudent. Through the petition filed on August 1, 2017, SCE&G has sought recovery of such costs expended on the construction of the New Units, including certain costs incurred subsequent to SCE&G's last revised rates update, and other costs under the abandonment provisions of the BLRA; however, the ability of SCE&G to recover such costs, and a reasonable return on them, through rates will be subject to review and approval by the SCPSC. While the Company's decision to abandon the New Units is expected to result in the reclassification in the third quarter of total construction work in progress related to the New Units into a regulatory asset, no impairment exists as of the filing date of this Form 10-Q.

Nuclear Production Tax Credits

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units would qualify for nuclear production tax credits under Section 45J of the IRC to the extent that such New Unit was operational before January 1, 2021 and other eligibility requirements were met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could have totaled as much as approximately $1.4 billion. Due to the Company's determination to abandon the construction of the New Units, which determination was based in part on the expectation that the New Units would not be placed in service before January 2021, no such production tax credits will be earned.

Environmental

On August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national CO2 emissions by 32% from 2005 levels by 2030. The rule establishes a phased-in compliance approach beginning in 2022. The rule gives each state from one to three years to issue its SIP, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. As a result of an Executive Order on March 28, 2017, the EPA is reconsidering the rule and the Court of Appeals agreed to hold the case in abeyance. The Company and Consolidated SCE&G expect any costs incurred to comply with such rule to be recoverable through rates.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits. As a facility’s NPDES permit is renewed (every five years), any new effluent limitations would be incorporated. The ELG Rule became effective on January 4, 2016. After this date, state regulators will modify facility NPDES permits to match more restrictive standards, thus requiring facilities to retrofit with new wastewater treatment technologies. Compliance dates will vary by type of wastewater, and some will be based on a facility's five-year permit cycle and thus may range from 2018 to 2023. However, the ELG Rule is under reconsideration by the EPA and has been stayed administratively. The Company and Consolidated SCE&G expect that wastewater treatment technology retrofits will be required at Williams and Wateree Stations. Any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2018 and will cost an additional $9.9 million, which is accrued in Other within Deferred Credits and Other Liabilities on the consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At June 30, 2017, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $25.0 million and are included in regulatory assets.

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

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income (Loss)	Net Income
Three Months Ended June 30, 2017
Electric Operations	$679	$2	$245	n/a
Gas Distribution	140	1	3	n/a
Gas Marketing	182	34	n/a	$1
All Other	—	102	—	(7)
Adjustments/Eliminations	—	(139)	1	127
Consolidated Total	$1,001	$—	$249	$121

Six Months Ended June 30, 2017
Electric Operations	$1,256	$3	$423	n/a
Gas Distribution	461	1	116	n/a
Gas Marketing	456	58	n/a	$16
All Other	—	196	—	(7)
Adjustments/Eliminations	—	(258)	26	283
Consolidated Total	$2,173	$—	$565	$292

Three Months Ended June 30, 2016
Electric Operations	$625	$2	$222	n/a
Gas Distribution	127	—	(1)	n/a
Gas Marketing	153	26	n/a	—
All Other	—	104	—	$(7)
Adjustments/Eliminations	—	(132)	—	112
Consolidated Total	$905	$—	$221	$105

Six Months Ended June 30, 2016
Electric Operations	$1,217	$3	$420	n/a
Gas Distribution	426	1	93	n/a
Gas Marketing	434	48	n/a	$24
All Other	—	202	—	(7)
Adjustments/Eliminations	—	(254)	38	264
Consolidated Total	$2,077	$—	$551	$281

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended June 30, 2017
Electric Operations	$680	$246	n/a
Gas Distribution	76	—	n/a
Adjustments/Eliminations	—	—	$123
Consolidated Total	$756	$246	$123

Six Months Ended June 30, 2017
Electric Operations	$1,259	$424	n/a
Gas Distribution	217	44	n/a
Adjustments/Eliminations	—	—	$231
Consolidated Total	$1,476	$468	$231

Three Months Ended June 30, 2016
Electric Operations	$627	$222	n/a
Gas Distribution	65	—	n/a
Adjustments/Eliminations	—	—	$110
Consolidated Total	$692	$222	$110

Six Months Ended June 30, 2016
Electric Operations	$1,220	$420	n/a
Gas Distribution	189	38	n/a
Adjustments/Eliminations	—	—	$223
Consolidated Total	$1,409	$458	$223

Segment Assets	The Company		Consolidated SCE&G
	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2017	2016	2017	2016
Electric Operations	$12,377	$11,929	$12,377	$11,929
Gas Distribution	3,032	2,892	848	825
Gas Marketing	195	230	n/a	n/a
All Other	1,031	1,124	n/a	n/a
Adjustments/Eliminations	2,421	2,532	3,259	3,337
Consolidated Total	$19,056	$18,707	$16,484	$16,091

11.    AFFILIATED TRANSACTIONS

The Company and Consolidated SCE&G:

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method.  Consolidated SCE&G’s total purchases from this affiliate were $52.8 million and $44.0 million for the three months ended June 30, 2017 and 2016, respectively, and $97.4 million and $96.8 million for the six months ended June 30, 2017 and 2016, respectively. Consolidated SCE&G’s total sales to this affiliate were $52.5 million and $43.8 million for the three months ended June 30, 2017 and 2016, respectively, and $96.8 million and $96.2 million for the six months ended June 30, 2017 and 2016, respectively. The net of the total purchases and total sales are recorded in Other expenses on the condensed consolidated statements of income (for the Company) and of comprehensive income (for Consolidated SCE&G). Consolidated SCE&G’s receivable from this affiliate was $17.4 million at June 30, 2017 and $16.0 million at December 31, 2016.  Consolidated SCE&G’s payable to this affiliate was $17.6 million at June 30, 2017 and $16.1 million at December 31, 2016.

Consolidated SCE&G:

SCE&G purchases natural gas and related pipeline capacity from SCANA Energy to serve its retail gas customers and certain electric generation requirements.  Such purchases totaled approximately $34.3 million and $25.9 million for the three months ended June 30, 2017 and 2016, respectively, and $58.2 million and $48.3 million for the six months ended June 30, 2017 and 2016, respectively.  SCE&G’s payables to SCANA Energy for such purchases were $10.5 million at June 30, 2017 and $8.8 million at December 31, 2016.

SCANA Services, on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services, including amounts capitalized, totaled $82.9 million and $80.5 million for the three months ended June 30, 2017 and 2016, respectively, and $155.4 million and $156.1 million for the six months ended June 30, 2017 and 2016, respectively. Amounts expensed are recorded in Other operation and maintenance - nonconsolidated affiliate and Other expenses on the condensed consolidated statements of comprehensive income. Consolidated SCE&G's payables to SCANA Services for these services were $50.8 million at June 30, 2017 and $63.5 million at December 31, 2016.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2017
AS COMPARED TO THE CORRESPONDING PERIODS IN 2016

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s and SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations of the Company include those of the parent holding company and each of its subsidiaries, including Consolidated SCE&G. Accordingly, discussions regarding the Company's results of operations necessarily include those of Consolidated SCE&G.

Earnings

Earnings were as follows:

	Second Quarter		Year to Date
The Company	2017	2016	2017	2016
Earnings per share	$0.85	$0.74	$2.04	$1.97

Consolidated SCE&G
Net income (millions of dollars)	$125.7	$112.7	$238.0	$228.9

Second Quarter
Earnings per share increased primarily due to higher electric and gas distribution margins, higher gas marketing net income, lower other operations and maintenance expenses, higher other income and lower other expense, partially offset by higher depreciation expense, higher property taxes and higher interest cost, as further discussed below.

Consolidated SCE&G's net income increased primarily due to higher electric and gas distribution margins, lower other operations and maintenance expenses, higher other income and lower other expense, partially offset by higher depreciation expense, higher property taxes and higher interest cost, as further discussed below.

Year to Date
Earnings per share increased primarily due to higher electric and gas distribution margins, lower other operation and maintenance expenses, higher other income and lower other expense, partially offset by lower gas marketing net income, higher depreciation expense, higher property taxes and higher interest cost, as further discussed below.

Consolidated SCE&G's net income increased primarily due to higher electric and gas distribution margins, lower other operations and maintenance expenses, higher other income and lower other expense, partially offset by higher depreciation expense, higher property taxes and higher interest cost, as further discussed below.

Matters Impacting Future Results

The Company's decision to abandon the New Units on July 31, 2017 could have certain impacts to the Company's and Consolidated SCE&G's future earnings, including those related to the ultimate recovery of regulatory assets, the sustainability of their tax positions, and the collectibility of the Toshiba Settlement Agreement. The Company's and Consolidated SCE&G's analysis as of June 30, 2017 did not indicate any impairment related to the New Units, and further, through filing of this Form 10-Q no impairments were identified.

These matters impacting future results are further discussed in Note 2 and Note 9 to the condensed consolidated financial statements and in Part II, Item 1A. Risk Factors.

Dividends Declared

SCANA's Board of Directors declared the following dividends on common stock during 2017:

Declaration Date	Payment Date	Record Date	Dividend Per Share
February 16, 2017	April 1, 2017	March 10, 2017	$0.6125
April 27, 2017	July 1, 2017	June 12, 2017	$0.6125
August 3, 2017	October 1, 2017	September 11, 2017	$0.6125

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations for the Company and for Consolidated SCE&G is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric Operations operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$680.1	$627.4	$1,258.6	$1,220.1	$680.1	$627.4	$1,258.6	$1,220.1
Fuel used in electric generation	161.2	130.4	297.6	266.5	161.2	130.4	297.6	266.5
Purchased power	20.7	17.3	31.8	28.5	20.7	17.3	31.8	28.5
Margin	498.2	479.7	929.2	925.1	498.2	479.7	929.2	925.1
Other operation and maintenance	124.4	134.7	249.4	259.8	128.0	138.1	256.5	266.5
Depreciation and amortization	73.1	71.0	146.1	141.5	70.1	68.1	140.1	135.9
Other taxes	55.6	51.5	110.2	103.6	55.0	51.0	109.1	102.5
Operating Income	$245.1	$222.5	$423.5	$420.2	$245.1	$222.5	$423.5	$420.2

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric margin revenue attributable to the effects of abnormal weather. Results in both 2017 and 2016 reflect milder than normal weather in the first quarter and warmer than normal weather in the second quarter.

Second Quarter

•
Margin increased due to base rate increases under the BLRA of $15.1 million, residential and commercial customer growth of $6.0 million and higher industrial margin of $2.1 million. These margin increases were partially offset by the effects of weather of $1.9 million and lower collections under the rate rider for pension costs of $1.6 million. The lower pension rider collections had no impact on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of lower pension costs.

•
Other operation and maintenance expenses decreased due to lower labor costs of $6.9 million, primarily due to lower incentive compensation costs and lower pension costs. Other operation and maintenance expenses also decreased due to lower non-labor electric generation costs of $1.3 million.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Margin increased due to base rate increases under the BLRA of $31.1 million, residential and commercial customer growth of $11.6 million, higher industrial margin of $5.9 million and higher collections under the rate rider for pension costs of $2.4 million. The higher pension rider collections had no impact on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of higher pension costs. These margin increases were mostly offset by the effects of weather of $40.8 million and lower residential and commercial average use of $7.3 million.

•
Other operation and maintenance expenses decreased due to lower labor costs of $8.7 million, primarily due to lower incentive compensation costs partially offset by the recognition of higher pension costs.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations margin above, by class, were as follows:

	Second Quarter		Year to Date
Classification	2017	2016	2017	2016
Residential	1,916	1,876	3,553	3,802
Commercial	1,872	1,881	3,504	3,602
Industrial	1,565	1,581	3,024	3,084
Other	147	151	281	291
Total Retail Sales	5,500	5,489	10,362	10,779
Wholesale	228	226	441	449
Total Sales	5,728	5,715	10,803	11,228

Second Quarter
Retail sales volumes increased primarily due to customer growth partially offset by the effects of weather.

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

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G, and for the Company, also includes PSNC Energy.  Gas Distribution operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$140.2	$127.6	$462.3	$427.5	$75.9	$64.7	$216.8	$189.2
Gas purchased for resale	61.5	54.2	196.3	187.0	42.1	33.9	108.0	89.5
Margin	78.7	73.4	266.0	240.5	33.8	30.8	108.8	99.7
Other operation and maintenance	44.1	43.7	86.5	86.7	18.7	17.9	36.0	35.7
Depreciation and amortization	21.1	20.3	41.9	40.1	7.2	6.9	14.2	13.5
Other taxes	11.1	10.4	21.9	20.9	7.2	6.6	14.4	13.3
Operating Income (Loss)	$2.4	$(1.0)	$115.7	$92.8	$0.7	$(0.6)	$44.2	$37.2

The effect of abnormal weather conditions on gas distribution margin is mitigated by the WNA at SCE&G and the CUT at PSNC Energy, as further described in Note 1 of the consolidated financial statements in SCANA's and SCE&G's Form 10-K for December 31, 2016. The WNA and the CUT affect margins but not sales volumes.

Second Quarter

•
Margin increased primarily due to an NCUC-approved rate increase effective November 2016 at PSNC Energy of $0.8 million, an SCPSC-approved increase in base rates under the RSA effective November 2016 at SCE&G of $0.7 million and customer growth of $0.8 million at SCE&G and $0.8 million at PSNC Energy.

•
Other operation and maintenance expenses increased primarily due to higher non-labor costs of $1.0 million at PSNC Energy and $1.0 million at SCE&G. These increases were partially offset by lower labor costs of $1.3 million at PSNC Energy and $0.2 million at SCE&G, primarily due to lower incentive compensation costs.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Margin increased primarily due to an NCUC-approved rate increase effective November 2016 at PSNC Energy of $13.1 million, an SCPSC-approved increase in base rates under the RSA effective November 2016 at SCE&G of $2.9 million and customer growth of $2.8 million at SCE&G and $3.0 million at PSNC Energy.

•
Other operation and maintenance expenses at the Company decreased primarily due to lower labor costs of $3.8 million at PSNC Energy and $1.4 million at SCE&G, primarily due to lower incentive compensation costs. These decreases were mostly offset by higher non-labor costs of $3.3 million at PSNC Energy and $1.7 million at SCE&G. The increased non-labor costs at SCE&G more than offset the lower labor costs.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) related to gas distribution margin by class, including transportation, were as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Classification (in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Residential	3,202	3,887	19,762	24,982	1,043	1,113	5,948	7,777
Commercial	5,107	5,297	14,576	16,387	2,650	2,676	6,402	7,067
Industrial	4,758	4,830	10,080	9,887	4,347	4,405	9,000	8,621
Transportation	12,494	11,101	23,448	21,918	1,530	1,325	3,086	2,495
Total	25,561	25,115	67,866	73,174	9,570	9,519	24,436	25,960

Second Quarter
Residential and commercial firm sales volumes decreased primarily due to the effects of weather at PSNC Energy and lower average use at SCE&G, partially offset by customer growth. Industrial sales volumes decreased primarily due to the effects of weather at PSNC Energy and lower average use at SCE&G. Transportation volumes at PSNC Energy increased primarily due to higher volumes transported for natural gas-fired electric generation customers and at SCE&G due to customers shifting from system supply to transportation only service.

Year to Date
Residential and commercial firm sales volumes decreased primarily due to the effects of weather, partially offset by customer growth. Industrial sales volumes increased primarily due to fewer curtailments in 2017, partially offset by the effects of weather. Transportation volumes at PSNC Energy increased primarily due to higher volumes transported for natural gas-fired electric generation customers and at SCE&G due to customers shifting from system supply to transportation only service.

Gas Marketing

Gas Marketing is comprised of the Company's nonregulated marketing operation, SCANA Energy, which operates in the southeast and includes Georgia’s retail natural gas market.  Gas Marketing operating revenues and net income were as follows:

	Second Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016
Operating revenues	$216.3	$178.4	$514.3	$481.7
Net income (Loss)	1.1	(0.5)	16.2	23.9

Second Quarter
Revenues increased primarily due to higher commodity pricing. Net income increased primarily due higher incremental margins.

Year to Date
Revenue increased primarily due to higher commodity pricing. Net income decreased primarily due to milder winter weather.

 Other Operating Expenses

Other operating expenses were as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Other operation and maintenance	$180.8	$190.8	$360.0	$371.3	$146.7	$156.0	$292.5	$302.2
Depreciation and amortization	94.6	92.0	189.0	182.9	77.3	75.0	154.3	149.4
Other taxes	67.1	62.4	133.0	125.5	62.2	57.6	123.5	115.8

Changes in other operating expenses are primarily attributable to the electric operations and gas distribution segments and are addressed in their respective operating income discussions.

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities of regulated subsidiaries, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits), both of which have the effect of increasing reported net income. Components of other income (expense) and AFC were as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Other income	$15.6	$14.3	$32.5	$30.1	$7.6	$6.6	15.3	11.7
Other expense	(8.8)	(10.0)	(18.4)	(23.8)	(5.6)	(6.3)	(11.1)	(13.6)
AFC - equity funds	9.1	8.9	18.2	14.7	7.5	7.6	16.1	12.3

Second Quarter
Other income at the Company and at Consolidated SCE&G increased $1.2 million due to SCPSC-approved carrying cost recovery on certain deferred items.

Year to Date
Other income at the Company and at Consolidated SCE&G increased $2.8 million due to SCPSC-approved carrying cost recovery on certain deferred items. Other income and other expense at the Company decreased due to lower billings to DCGT for transition services provided at cost following the sale of CGT in 2015. AFC increased due to construction activity.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

At the Company and Consolidated SCE&G income tax expense for the three months and six months ended June 30, 2017 was higher than the same periods in 2016 primarily due to higher income before income taxes.

LIQUIDITY AND CAPITAL RESOURCES

The Company anticipates that its cash obligations will be met through internally-generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2017 was 3.23 and 3.34, respectively. Consolidated SCE&G’s ratio of earnings to fixed charges for the six and 12 months ended June 30, 2017 was 3.30 and 3.60, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At June 30, 2017, the Company had net available liquidity of approximately $959 million, comprised of cash on hand and available amounts under lines of credit. The credit agreements total an aggregate of $2.0 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. The Company’s long term debt portfolio has a weighted average maturity of approximately 20 years at a weighted average effective interest rate of 5.8%.  All of the long-term debt bears fixed interest rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety, reliability, and core customer service.

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

Cash provided from operating activities increased primarily due to receipt of income tax refunds in 2017, contrasted with income tax payments in 2016.

Cash flows from investing activities in 2017 were primarily related to capital expenditures. In 2016, similar levels of capital expenditures were made in addition to funding of collateral deposit requirements with respect to interest rate swaps as interest rates changed.

Cash flows from financing activities in 2017 and 2016 included normal dividend payments and increases in commercial paper balances, as well as proceeds from the issuance of debt.

In June 2017, PSNC Energy issued $150 million of 4.18% senior notes due June 30, 2047. Proceeds from this sale were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

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

Capital Expenditures

Estimates of capital expenditures for construction and nuclear fuel for the next three years, which are subject to continuing review and adjustment, are as follows:

Estimated Capital Expenditures

Millions of dollars	2017	2018	2019
SCE&G - Normal
Generation	$138	$144	$168
Transmission & Distribution	245	242	207
Other	10	16	26
Gas	74	100	106
Common	4	3	9
Total SCE&G - Normal	471	505	516
PSNC Energy	332	244	192
Other	31	21	28
Total Normal	834	770	736
New Nuclear - SCE&G	708	—	—
Cash Requirements for Construction	1,542	770	736
Nuclear Fuel - SCE&G	80	89	111
Total Estimated Capital Expenditures	$1,622	$859	$847

The above reflects the Company's decision on July 31, 2017 to cease construction of the New Units and to seek recovery of costs incurred in connection with such construction under the abandonment provisions of the BLRA. Following this decision, to the extent the Company's cash flows are sufficient, the Company expects to repurchase shares of its common stock and to repay indebtedness.

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

Expected Maturity	2017	2018	2019	2020
Futures - Long
Settlement Price (a)	3.12	3.15	3.03	—
Contract Amount (b)	34.1	30.5	3.3	—
Fair Value (b)	32.6	29.8	3.3	—

Futures - Short
Settlement Price (a)	3.12	3.15	—	—
Contract Amount (b)	13.3	8.0	—	—
Fair Value (b)	12.1	7.7	—	—

Options - Purchased Call (Long)
Strike Price (a)	2.88	2.19	—	—
Contract Amount (b)	15.7	11.2	—	—
Fair Value (b)	0.4	0.6	—	—

Swaps - Commodity
Pay fixed/receive variable (b)	10.7	15.3	2.7	1.0
Average pay rate (a)	3.3576	3.3214	2.9632	2.8950
Average received rate (a)	3.1343	3.1275	2.9534	2.8315
Fair value (b)	9.9	14.4	2.7	0.9

Pay variable/receive fixed (b)	12.7	14.9	3.9	0.9
Average pay rate (a)	3.1007	3.0337	2.9704	2.8481
Average received rate (a)	3.2112	3.2648	2.9559	2.8973
Fair value (b)	13.2	16.1	4.0	0.9

Swaps - Basis
Pay variable/receive variable (b)	14.2	8.1	0.3	—
Average pay rate (a)	3.0110	3.2541	3.1340	—
Average received rate (a)	2.9840	3.2230	3.0440	—
Fair value (b)	14.1	8.0	0.3	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2017, management for each of the Registrants has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures and (b) any change in internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2017, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended June 30, 2017 that has materially affected or is reasonably likely to materially affect internal control over financial reporting for either of the Registrants.

PART II. OTHER INFORMATION
ITEM 1A. RISK FACTORS

The risk factors from the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 2016, and combined Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, have been updated and are restated below in their entirety.

The risk factors that follow relate in each case to the Company, and where indicated the risk factors also relate to Consolidated SCE&G.

There is uncertainty as to whether the Company and Consolidated SCE&G will be able to recover its costs for the New Units, and a reasonable return on those costs, under the abandonment provisions of the BLRA

During the term of the Interim Assessment Agreement, SCE&G and Santee Cooper have evaluated the various elements of the project, including forecasted costs and completion dates, while construction continued, and SCE&G and Santee Cooper continued to make payments for such work. Based on this thorough evaluation, and in light of Santee Cooper's decision to suspend construction, on July 31, 2017, the Company determined to abandon the construction of the New Units and to pursue recovery of costs incurred under the abandonment provisions of the BLRA. On July 31, 2017, SCE&G gave WEC a five-day notice of termination of the Interim Assessment Agreement, and notified WEC of its determination to abandon construction of the New Units.

On August 1, SCE&G senior management provided an allowable ex parte briefing to the SCPSC regarding the project and this decision, and SCE&G also filed a petition (the August 1, 2017 Petition) with the SCPSC which included its plan of abandonment and also certain proposed actions which would mitigate related customer rate increases. Among the mitigation actions proposed in the August 1, 2017 Petition are the return to customers through a decrement rider of the net value of the payments to be made by Toshiba under the Toshiba Settlement Agreement as and to the extent those funds are received by SCE&G.

The BLRA provides that, in the event of abandonment prior to plant completion, costs incurred, including AFC, and a return on those costs may be recoverable through rates, so long as SCE&G demonstrates by a preponderance of the evidence that its decision to abandon the New Units was prudent. Through the petition filed on August 1, 2017, SCE&G has sought recovery of such costs expended on the construction of the New Units, including certain costs incurred subsequent to SCE&G's last revised rates update, and other costs under the abandonment provisions of the BLRA; however, the ability of SCE&G to recover such costs, and a reasonable return on them, through rates will be subject to review and approval by the SCPSC. An application under the abandonment provisions of the BLRA, and the regulatory process contemplated thereby, have never been pursued or challenged, and it is uncertain whether SCE&G will be able to demonstrate that its decision to abandon the New Units was prudent or whether it will successfully recover such costs, and a reasonable return on them, under the abandonment provisions of the BLRA. Under the BLRA, the SCPSC must consider and rule on this petition within six months; however, anticipated appeals of any ruling by the SCPSC which would be considered favorable to SCE&G could be protracted.

There are heightened risks and substantial uncertainties with respect to Toshiba’s performance under the Toshiba Settlement Agreement.

Toshiba, the ultimate parent company of the Consortium, provided a parental guaranty for WEC’s payment obligations under the EPC Contract. On July 27, 2017, SCE&G, Santee Cooper and Toshiba entered into the Toshiba Settlement Agreement under which Toshiba is to pay $2.168 billion (approximately $1.2 billion to SCE&G for its 55% share), including certain amounts with respect to contractor liens, in full satisfaction of its guaranty obligations of WEC under the EPC Contract. In the Toshiba Settlement Agreement, Toshiba committed to make payments in a series of installments over a period beginning in October 2017 and ending in September 2022. Certain of these payments may be satisfied by distributions through the bankruptcy court process from WEC to SCE&G and Santee Cooper. These payments, which are subject to reduction if WEC pays creditors holding liens on project assets, are payable even though the project has been abandoned.

In April 2017, following WEC’s and WECTEC’s bankruptcy petitions, Toshiba announced that it had recorded an impairment charge of approximately $6.2 billion relating to its nuclear power systems business, leaving it with negative shareholders’ equity. Toshiba also disclosed that, although these conditions and events raised substantial doubt, it believed that its responses to such conditions, including the sale of a portion of its computer memory business as then anticipated by Toshiba, would enable it to continue to operate as a going concern. However, there can be no assurance that such sales or other actions will be successful. As such, there can be no assurance that Toshiba will fulfill its obligations under the Toshiba Settlement Agreement.

Receipt of these anticipated Toshiba settlement payments would allow significant customer rate mitigation to occur, as proposed in the August 1, 2017 Petition, so the inability or unwillingness of Toshiba to fulfill its obligations could result in adverse impacts on the level of regulatory support received by the Company and Consolidated SCE&G.

The Company and Consolidated SCE&G are engaged in activities for which they have claimed, and expect to claim in the future, research and experimentation tax deductions and credits and abandonment losses, all of which are the subject of uncertainty and which may be considered controversial by the taxing authorities.  The outcome of those uncertainties could adversely impact cash flows and financial condition.

The Company and Consolidated SCE&G have claimed significant research and experimentation tax deductions and credits related to the design and construction activities of the New Units. These claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.  (See also Uncertain Income Tax Positions within the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the consolidated financial statements in the Registrants’ Form 10-K for the year ended December 31, 2016.)

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes. The permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, have been deferred within regulatory assets. As such, these claims have not had, and are not expected to have in the future, significant direct effects on the Company’s and Consolidated SCE&G’s results of operations.  Nonetheless, the claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows. Also, the claims have provided a significant source of capital and have lessened the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.  Similar benefits may be provided by claims for abandonment losses following the Company's determination to abandon the construction of the New Units.

However, the claims made to date are under examination, and may be considered controversial, by the IRS.  Tax deductions which may be claimed in connection with the determination to abandon the construction of the New Units may also be considered controversial; therefore, it is also expected that the IRS will examine future tax returns.  To the extent that any of these claims are not sustained on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts.  Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's cash flows and financial condition.  In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed.  Additionally, in such circumstances, the Company and Consolidated SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access financial markets for other purposes.

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

Compliance with these environmental laws and regulations requires us to commit significant resources toward environmental monitoring, installation of pollution control equipment, emissions fees and permitting at our facilities. These expenditures have been significant in the past and are expected to continue or even increase in the future. Changes in compliance requirements, additional regulations and related costs, or more restrictive interpretations by governmental authorities of existing requirements may impose additional costs on us (such as the clean-up of MGP sites or additional emission allowances) or require us to incur additional expenditures or curtail some of our cost savings activities (such as the recycling of fly ash and other coal combustion products for beneficial use). Compliance with any GHG emission reduction requirements, including any mandated renewable portfolio standards, also may impose significant costs on us, and the resulting price increases to our customers may lower customer consumption. Such costs of compliance with environmental regulations could negatively impact our businesses and our results of operations and financial position, especially if emissions or discharge limits are reduced or more onerous permitting requirements or additional regulatory requirements are imposed. Additionally, there can be no assurance that a federal tax or fee for carbon emitting generating facilities will not be imposed.

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

The compliance costs of these environmental laws and regulations are important considerations in the Company's and Consolidated SCE&G's strategic planning and, as a result, significantly affect the decisions to construct, operate, and retire facilities, including generating facilities. In turn, they affect the costs and rates of the Company and Consolidated SCE&G. In effecting compliance with MATS, SCE&G has retired three of its oldest and smallest coal-fired units and converted three others such that they are gas-fired.

Commodity price changes, delays in delivery of commodities, commodity availability and other factors may affect the operating cost, capital expenditures and competitive positions of the Company’s and Consolidated SCE&G’s energy businesses, thereby adversely impacting results of operations, cash flows and financial condition.

Our energy businesses are sensitive to changes in coal, natural gas, uranium and other commodity prices (as well as their transportation costs), availability and deliverability. Any such changes could affect the prices these businesses charge, their operating costs, and the competitive position of their products and services. In addition, the abandonment of the New Units may heighten the Company's and Consolidated SCE&G's future exposure to volatility in prices of non-nuclear commodities such as natural gas. Consolidated SCE&G is permitted to recover the prudently incurred cost of purchased power and fuel (including transportation) used in electric generation through retail customers’ bills, but purchased power and fuel cost increases affect electric prices and therefore the competitive position of electricity against other energy sources. In addition, when natural gas prices are low enough relative to coal to result in the dispatch of gas-fired electric generation ahead of coal-fired electric generation, higher inventories of coal, with related increased carrying costs, may result. This may adversely affect our results of operations, cash flows and financial condition.

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

The Company and Consolidated SCE&G operate under the regulatory authority of the United States government and its various regulatory agencies, including the FERC, NRC, SEC, IRS, EPA, the Department of Homeland Security, CFTC and PHMSA. In addition, the Company and Consolidated SCE&G are subject to regulation by the state governments of South Carolina, North Carolina and Georgia via regulatory agencies, state environmental agencies, and state employment commissions. Accordingly, the Company and Consolidated SCE&G must comply with extensive federal, state and local laws and regulations. Such governmental oversight and regulation broadly and materially affect the operation of our businesses. In addition to many other aspects of our businesses, these requirements impact the services mandated or offered to our customers, and the licensing, siting, construction and operation of facilities. They affect our management of safety, the reliability of our electric and natural gas systems, the physical and cyber security of key assets, customer conservation through DSM Programs, information security, the issuance of securities and borrowing of money, financial reporting, interactions among affiliates, the pricing of utility services, the payment of dividends and employment programs and practices. Changes to governmental regulations are continual and potentially costly to effect compliance. Non-compliance with these requirements by third parties, such as our contractors, vendors and agents, may subject the Company and Consolidated SCE&G to operational risks and to liability. We cannot predict the future course of changes in this regulatory environment or the ultimate effect that this changing regulatory environment will have on the Company’s or Consolidated SCE&G’s businesses. Non-compliance with these laws and regulations could result in fines, litigation, loss of licenses or permits, mandated capital expenditures and other adverse business outcomes, as well as reputational damage, which could adversely affect the cash flows, results of operations, and financial condition of the Company and Consolidated SCE&G.

Furthermore, changes in or uncertainty in monetary, fiscal, tax, economic, trade, or regulatory policies of the Federal government may adversely affect the debt and equity markets and the economic climate for the nation, region or particular industries, such as ours or those of our customers. The Company and Consolidated SCE&G also could be adversely impacted by changes in tax policy, or taxes related to the usage of certain fuel types in our businesses or our ownership and/or operation of certain types of generating facilities. Future, unknown regulation of hydraulic fracturing activities also could impact the operations and finances of the Company and Consolidated SCE&G.

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects (including the construction or abandonment of the New Units as previously described), results of DSM Programs, results of DER programs, and/or increases in operating costs may lead to requests for regulatory relief, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits. Additionally, in 2017, legislation which would amend the current BLRA was proposed in the S.C. House of Representatives.  In the event this bill were to become law, as proposed, its provisions would not adversely impact SCE&G’s rate recovery with respect to the New Units.  However, there can be no assurance that other legislation which might curtail the BLRA in a manner which would adversely impact SCE&G’s rate recovery with respect to its abandonment of the New Units will not be proposed and passed.

SCE&G’s electric operations in South Carolina and the Company’s gas distribution operations in South Carolina and North Carolina are regulated by state utilities commissions. In addition, the ability of SCE&G to recover the cost of the New Units, including abandonment costs, is subject to rate regulation by the SCPSC. Consolidated SCE&G’s generating facilities are subject to extensive regulation and oversight from the NRC and SCPSC. SCE&G's electric transmission system is subject to extensive regulations and oversight from the SCPSC, NERC and FERC. Implementing and maintaining compliance with the NERC's mandatory reliability standards, enforced by FERC, for bulk electric systems could result in higher operating costs and capital expenditures. Non-compliance with these standards could subject SCE&G to substantial monetary penalties. Our gas marketing operations in Georgia are subject to state regulatory oversight and, for a portion of its operations, to rate regulation. There can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as market conditions evolve.

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

Natural disasters (such as hurricanes or other significant weather events, electromagnetic events or the 2011 earthquake and tsunami in Japan) or man-made mishaps (such as natural gas transmission pipeline failure, electric utility companies' ash pond failures, and cyber-security failures experienced by many businesses) could have direct significant impacts on the Company and Consolidated SCE&G and on our key contractors and suppliers or could impact us through changes to federal, state or local policies, laws and regulations, and have a significant impact on our financial condition, operating expenses, and cash flows.

The costs of large capital projects, such as the Company’s and Consolidated SCE&G’s construction and environmental compliance, are significant, and these projects are subject to a number of risks and uncertainties that may adversely affect the cost, timing and completion of these projects.

The Company’s and Consolidated SCE&G’s businesses are capital intensive and require significant investments in electric generation and in other internal infrastructure projects, including projects for environmental compliance. Achieving the intended benefits of any large construction project is subject to many uncertainties. For instance, the ability to adhere to established budgets and construction schedules may be affected by many variables, such as the regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected timeframes, the availability of labor and materials at estimated costs, the availability and cost of financing, and weather. There also may be contractor or supplier performance issues or adverse changes in their creditworthiness and/or financial stability, unforeseen difficulties meeting critical regulatory requirements, contract disputes and litigation, and changes in key contractors or subcontractors. There may be unforeseen engineering problems or unanticipated changes in project design or scope. Our ability to complete construction projects as well as our ability to maintain current operations at reasonable cost could be affected by the availability of key components or commodities, increases in the price of or the unavailability of labor, commodities or other materials, increases in lead times for components, adverse changes in applicable laws and regulations, new or enhanced environmental or regulatory requirements, supply chain failures (whether resulting from the foregoing or other factors), and disruptions in the transportation of components, commodities and fuels. To the extent that, in connection with the construction of a project, delays occur, costs become unrecoverable, or we otherwise become unable to effectively manage and complete the project, our results of operations, cash flows and financial condition, as well as our qualifications for applicable governmental programs, benefits and tax credits may be adversely affected.

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

•	Limitations on the amounts and types of insurance commercially available to cover losses that might arise in connection with our nuclear operations or those of others in the United States;

•	The possibility that new laws and regulations could be enacted that could adversely affect the liability structure that currently exists in the United States;

•	Uncertainties with respect to procurement of nuclear fuel and suppliers thereof, fabrication of nuclear fuel and related vendors, and the storage of spent nuclear fuel;

•	Uncertainties with respect to contingencies if insurance coverage is inadequate;

•	Uncertainties with respect to possible future increased regulation of nuclear facilities and nuclear generation, and related costs thereof; and

•	Uncertainties with respect to the technological and financial aspects of decommissioning nuclear plants at the end of their operating lives.

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

Sales, sales growth and customer usage patterns are dependent upon the economic climate in the service territories of the Company and SCE&G, which may be affected by regional, national or even international economic factors. Adverse events, economic or otherwise, may also affect the operations of suppliers and key customers. Such events may result in the loss of suppliers or customers, in higher costs charged by suppliers, in changes to customer usage patterns and in the failure of customers to make timely payments to us. With respect to the Company, such events also could adversely impact the results of operations through the recording of a goodwill or other asset impairment. The success of local and state governments in attracting new industry to our service territories is important to our sales and growth in sales, as are stable levels of taxation (including property, income or other taxes) which may be affected by local, state, or federal budget deficits, adverse economic climates generally, legislative actions (including tax reform), or regulatory actions. Industrial and commercial customer growth also potentially is affected by the availability of "clean" energy options in our service territory. Budget cutbacks also adversely affect funding levels of federal and state support agencies and non-profit organizations that assist low income customers with bill payments.

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

From time to time, the Company and Consolidated SCE&G make strategic decisions that may impact our direction with regard to business opportunities, the services and technologies offered to customers or that are used to serve customers, and the generating plants and other infrastructure that form the basis of much of our business. These strategic decisions may not result in a return of or on our invested capital, and the effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes, including customers' concerns regarding rate increases, such as rate increases or cost recovery under the BLRA, may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously supported by legislation or approved by regulators), to the detriment of the Company or Consolidated SCE&G (e.g., revision or repeal of the BLRA). Over time, these strategic decisions or changing attitudes toward such decisions, which could be adverse to the Company’s or Consolidated SCE&G’s interests, may have a negative effect on our results of operations, cash flows and financial condition, as well as limit our ability to access capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30	6,755	$65.54	6,755
May 1 - 31	—	—	—
June 1 - 30	—	—	—
Total	6,755		6,755	*

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

SCANA:
The following information is included herein in lieu of filing it in Item 1.01 of Form 8-K:
Indemnification

On August 3, 2017, consistent with its past practice, SCANA entered into an indemnification agreement with Jim Odell Stuckey in connection with his promotion in 2017.

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: August 4, 2017	James E. Swan, IV
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
Engineering, Procurement and Construction Agreement, dated May 23, 2008, between SCE&G, for itself and as Agent for the South Carolina Public Service Authority and a Consortium consisting of Westinghouse Electric Company LLC and Stone & Webster, Inc. (Filed as Exhibit 10.01 to Amendment No. 2 of Form 10-Q/A for the quarter ended June 30, 2008 filed on May 25, 2017 (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.02	X	X
Settlement Agreement dated as of July 27, 2017 by and among Toshiba Corporation, SCE&G and the South Carolina Public Service Authority (Filed as Exhibit 99.2 to Form 8-K dated July 27, 2017 (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.03*	X		Agreement and Release between SCANA Services and Ronald Lindsay (Filed herewith)
10.04*	X		Form of Indemnification Agreement (Filed as Exhibit 10.01 to Form 10-Q for the period ended June 30, 2012 and incorporated by reference herein)
12.01	X	X	Statement Re Computation of Ratios (Filed herewith)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X		Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
32.02		X	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished herewith)
101. INS**	X	X	XBRL Instance Document
101. SCH**	X	X	XBRL Taxonomy Extension Schema
101. CAL**	X	X	XBRL Taxonomy Extension Calculation Linkbase
101. DEF**	X	X	XBRL Taxonomy Extension Definition Linkbase
101. LAB**	X	X	XBRL Taxonomy Extension Label Linkbase
101. PRE**	X	X	XBRL Taxonomy Extension Presentation Linkbase

* Management contract or compensatory plan or arrangement.
**   Pursuant to Rule 406T of Regulation S-T, this interactive data file is deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, and otherwise is not subject to liability under these sections.