Form 10-Q
period 2017-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2017-11-03
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 31, 2017
SCANA Corporation	Without Par Value	142,616,254
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated capital and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements.  Important factors that could cause actual results to differ materially from those indicated by such forward-looking statements include, but are not limited to, the following:

(1) uncertainties relating to the bankruptcy filing by WEC and WECTEC, including the effect of the anticipated rejection of the EPC Contract and the determination to cease construction of the New Units; (2) the ability of SCANA and its subsidiaries (the Company) to recover through rates the costs expended on the New Units, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through a general rate case or other regulatory means; (3) changes in tax laws and realization of tax benefits and credits, and the ability or inability to realize credits and deductions, particularly in light of the abandonment of construction of the New Units; (4) the information is of a preliminary nature and may be subject to further and/or continuing review and adjustment; (5) legislative and regulatory actions, particularly changes related to electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations including any imposition of fees or taxes on carbon emitting generating facilities, the BLRA, and any actions affecting the abandonment of the New Units; (6) current and future litigation, including particularly litigation or government investigations or actions involving or arising from the construction or abandonment of the New Units; (7) the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity, and the effect of rating agency actions on the Company’s cost of and access to capital and sources of liquidity; (8) the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed which may be highly specialized or in short supply, at agreed upon quality and prices, for our construction program, operations and maintenance; (9) the results of efforts to ensure the physical and cyber security of key assets and processes; (10) changes in the economy, especially in areas served by subsidiaries of SCANA; (11) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets; (12) the impact of conservation and demand side management efforts and/or technological advances on customer usage; (13) the loss of electricity sales to distributed generation, such as solar photovoltaic systems or energy storage systems; (14) growth opportunities for SCANA’s regulated and other subsidiaries; (15) the effects of weather, especially in areas where the generation and transmission facilities of SCANA and its subsidiaries are located and in areas served by SCANA’s subsidiaries; (16) changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies; (17) payment and performance by counterparties and customers as contracted and when due; (18) the results of efforts to license, site, construct and finance facilities, and to receive related rate recovery, for electric generation and transmission; (19) the results of efforts to operate the Company's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation; (20) the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power; (21) the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses; (22) labor disputes; (23) performance of SCANA’s pension plan assets and the effect(s) of associated discount rates; (24) inflation or deflation; (25) changes in interest rates; (26) compliance with regulations; (27) natural disasters, man-made mishaps and acts of terrorism that directly affect our operations or the regulations governing them; and (28) the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Abandonment Petition	Petition filed with the SCPSC on August 1, 2017 which included SCE&G's plan of abandonment of the New Units.
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
Citibank	Citibank, N.A.
CO2	Carbon Dioxide
COL	Combined Construction and Operating License
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and WECTEC
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker (decoupling mechanism)
CWA	Clean Water Act
DCGT	Dominion Carolina Gas Transmission LLC
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
District Court	United States District Court for the District of South Carolina
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
DSM Programs	Electric Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008, as amended by the October 2015 Amendment
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
Fluor	Fluor Corporation
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GWh	Gigawatt hour
Interim Assessment Agreement	Interim Assessment Agreement dated March 28, 2017, as amended, among SCE&G, Santee Cooper, WEC and WECTEC
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
Level 1	A fair value measurement using unadjusted quoted prices in active markets for identical assets or liabilities
Level 2
A fair value measurement using observable inputs other than those for Level 1, including quoted prices for similar (not identical) assets or liabilities or inputs that are derived from observable market data by correlation or other means

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
New Units	Nuclear Unit 2 and Unit 3 at Summer Station
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
October 2015 Amendment	Amendment, dated October 27, 2015, to the EPC Contract
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PHMSA	United States Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Registrants	SCANA and SCE&G
Request	Request for Rate Relief filed by the ORS on September 26, 2017
ROE	Return on Equity
RSA	Natural Gas Rate Stabilization Act
RTO/ISO	Regional Transmission Organization/Independent System Operator
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	SCANA Energy Marketing, Inc.
SCANA Services	SCANA Services, Inc.
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
SIP	State Implementation Plan
SLED	South Carolina Law Enforcement Division
SO2	Sulfur Dioxide
Summer Station	V. C. Summer Nuclear Station
Supreme Court	United States Supreme Court
Toshiba	Toshiba Corporation, parent company of WEC
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, SCE&G and Santee Cooper
Unit 1	Nuclear Unit 1 at Summer Station
Unit 2	Nuclear Unit 2 at Summer Station
Unit 3	Nuclear Unit 3 at Summer Station
VIE	Variable Interest Entity
Vogtle Units	Two nuclear units being constructed by the Consortium for another group of utilities
WEC	Westinghouse Electric Company LLC
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of WEC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	September 30, 2017	December 31, 2016
Assets
Utility Plant In Service	$13,767	$13,444
Accumulated Depreciation and Amortization	(4,559)	(4,446)
Construction Work in Progress	768	4,845
Nuclear Fuel, Net of Accumulated Amortization	249	271
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	10,435	14,324
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $135 and $138	272	276
Assets held in trust, net-nuclear decommissioning	132	123
Other investments	77	76
Nonutility Property and Investments, Net	481	475
Current Assets:
Cash and cash equivalents	1,011	208
Receivables:
Customer, net of allowance for uncollectible accounts of $5 and $6	545	616
Income taxes	6	142
Other	189	127
Inventories (at average cost):
Fuel and gas supply	129	136
Materials and supplies	159	155
Prepayments	111	105
Other current assets	14	17
Total Current Assets	2,164	1,506
Deferred Debits and Other Assets:
Regulatory assets	6,690	2,130
Other	249	272
Total Deferred Debits and Other Assets	6,939	2,402
Total	$20,019	$18,707

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2017	December 31, 2016
Capitalization and Liabilities
Common Stock - no par value, 143 million shares outstanding	$2,389	$2,390
Retained Earnings	3,447	3,384
Accumulated Other Comprehensive Loss	(49)	(49)
Total Common Equity	5,787	5,725
Long-Term Debt, net	6,455	6,473
Total Capitalization	12,242	12,198
Current Liabilities:
Short-term borrowings	1,022	941
Current portion of long-term debt	177	17
Accounts payable	266	404
Customer deposits and customer prepayments	116	168
Taxes accrued	526	201
Interest accrued	97	84
Dividends declared	85	80
Derivative financial instruments	45	35
Other	117	135
Total Current Liabilities	2,451	2,065
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,767	2,159
Asset retirement obligations	569	558
Pension and other postretirement benefits	373	373
Unrecognized tax benefits	402	219
Regulatory liabilities	2,015	930
Other	200	205
Total Deferred Credits and Other Liabilities	5,326	4,444
Commitments and Contingencies (Note 9)
Total	$20,019	$18,707

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2017	2016	2017	2016
Operating Revenues:
Electric	$786	$817	$2,042	$2,035
Gas - regulated	123	111	584	538
Gas - nonregulated	167	165	623	598
Total Operating Revenues	1,076	1,093	3,249	3,171
Operating Expenses:
Fuel used in electric generation	167	176	464	443
Purchased power	22	21	54	50
Gas purchased for resale	211	202	808	752
Other operation and maintenance	183	187	543	558
Impairment loss	210	—	210	—
Depreciation and amortization	96	93	285	276
Other taxes	67	66	200	192
Total Operating Expenses	956	745	2,564	2,271
Operating Income	120	348	685	900
Other Income (Expense):
Other income	28	15	61	46
Other expense	(7)	(7)	(25)	(31)
Interest charges, net of allowance for borrowed funds used during construction of $2, $5, $16 and $14	(95)	(88)	(270)	(255)
Allowance for equity funds used during construction	—	7	17	22
Total Other Expense	(74)	(73)	(217)	(218)
Income Before Income Tax Expense	46	275	468	682
Income Tax Expense	12	86	142	211
Net Income	$34	$189	$326	$471

Earnings Per Share of Common Stock	$0.24	$1.32	$2.28	$3.29
Weighted Average Common Shares Outstanding (millions)	143	143	143	143
Dividends Declared Per Share of Common Stock	$0.6125	$0.5750	$1.8375	$1.7250

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2017	2016	2017	2016
Net Income	$34	$189	$326	$471
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Arising during period, net of tax of $-, $-, $(3) and $(3)	—	(1)	(5)	(4)
Reclassified as increases to interest expense, net of tax of $1, $1, $3 and $3	2	2	6	6
Reclassified as increases (decreases) to gas purchased for resale, net of tax of $-, $ -, $(1) and $3	—	—	(2)	6
Net unrealized gains (losses) on cash flow hedging activities	2	1	(1)	8
Deferred cost of employee benefit plans, net of tax of $-, $-, $- and $-	1	—	1	—
Other Comprehensive Income	3	1	—	8
Total Comprehensive Income	$37	$190	$326	$479

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Cash Flows From Operating Activities:
Net income	$326	$471
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	210	—
Deferred income taxes, net	(395)	151
Depreciation and amortization	302	289
Amortization of nuclear fuel	31	42
Allowance for equity funds used during construction	(17)	(22)
Carrying cost recovery	(27)	(12)
Changes in certain assets and liabilities:
Receivables	79	(8)
Income taxes receivable	136	(306)
Inventories	(58)	(21)
Prepayments	(6)	(2)
Regulatory assets	(48)	(14)
Regulatory liabilities	(3)	2
Accounts payable	(22)	(36)
Unrecognized tax benefits	183	210
Taxes accrued	325	(84)
Derivative financial instruments	(3)	(9)
Other assets	(37)	(58)
Other liabilities	(49)	86
Net Cash Provided From Operating Activities	927	679
Cash Flows From Investing Activities:
Property additions and construction expenditures	(1,095)	(1,178)
Proceeds from monetization of guaranty settlement	1,013	—
Proceeds from investments (including derivative collateral returned)	116	629
Purchase of investments (including derivative collateral posted)	(115)	(743)
Payments upon interest rate derivative contract settlements	—	(88)
Net Cash Used For Investing Activities	(81)	(1,380)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	150	592
Repayment of long-term debt	(16)	(15)
Dividends	(258)	(243)
Short-term borrowings, net	81	247
Net Cash (Used For) Provided From Financing Activities	(43)	581
Net Increase (Decrease) In Cash and Cash Equivalents	803	(120)
Cash and Cash Equivalents, January 1	208	176
Cash and Cash Equivalents, September 30	$1,011	$56
Supplemental Cash Flow Information:
Cash for–Interest paid (net of capitalized interest of $16 and $14)	$247	$235
–Income taxes paid	1	229
–Income taxes received	123	—
Noncash Investing and Financing Activities:
Accrued construction expenditures	44	80
Capital leases	6	12
Guaranty settlement receivable	83	—

 See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings	Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2017	143	$2,402	$(12)	$3,384	$(36)	$(13)	$(49)	$5,725
Net Income				326				326
Other Comprehensive Income (Loss)
Losses arising during the period					(5)	—	(5)	(5)
Losses/amortization reclassified from AOCI					4	1	5	5
Total Comprehensive Income				326	(1)	1	—	326
Purchase of Treasury Stock	—	—	(1)					(1)
Dividends Declared				(263)				(263)
Balance as of September 30, 2017	143	$2,402	$(13)	$3,447	$(37)	$(12)	$(49)	$5,787

Balance as of January 1, 2016	143	$2,402	$(12)	$3,118	$(53)	$(12)	$(65)	$5,443
Net Income				471				471
Other Comprehensive Income (Loss)
Losses arising during the period					(4)	—	(4)	(4)
Losses/amortization reclassified from AOCI					12	—	12	12
Total Comprehensive Income				471	8	—	8	479
Dividends Declared				(247)				(247)
Balance as of September 30, 2016	143	$2,402	$(12)	$3,342	$(45)	$(12)	$(57)	$5,675

Dividends declared per share of common stock were $1.8375 and $1.7250 for September 30, 2017 and 2016, respectively.

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	September 30, 2017	December 31, 2016
Assets
Utility Plant In Service	$11,783	$11,510
Accumulated Depreciation and Amortization	(4,078)	(3,991)
Construction Work in Progress	554	4,813
Nuclear Fuel, Net of Accumulated Amortization	249	271
Utility Plant, Net ($740 and $756 related to VIEs)	8,508	12,603
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	71	69
Assets held in trust, net-nuclear decommissioning	132	123
Other investments	2	3
Nonutility Property and Investments, Net	205	195
Current Assets:
Cash and cash equivalents	1,015	164
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $3	401	378
Affiliated companies	8	16
Income taxes	—	53
Other	168	94
Inventories (at average cost):
Fuel	78	83
Materials and supplies	148	143
Prepayments	98	88
Other current assets	1	1
Total Current Assets ($57 and $85 related to VIEs)	1,917	1,020
Deferred Debits and Other Assets:
Regulatory assets	6,582	2,030
Other	221	243
Total Deferred Debits and Other Assets ($49 and $52 related to VIEs)	6,803	2,273
Total	$17,433	$16,091

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2017	December 31, 2016
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,860
Retained Earnings	2,518	2,481
Accumulated Other Comprehensive Loss	(3)	(3)
Total Common Equity	5,375	5,338
Noncontrolling Interest	137	134
Total Equity	5,512	5,472
Long-Term Debt, net	4,990	5,154
Total Capitalization	10,502	10,626
Current Liabilities:
Short-term borrowings	945	804
Current portion of long-term debt	173	12
Accounts payable	154	247
Affiliated payables	96	122
Customer deposits and customer prepayments	74	126
Taxes accrued	663	195
Interest accrued	71	68
Dividends declared	81	79
Derivative financial instruments	41	28
Other	69	55
Total Current Liabilities	2,367	1,736
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,505	1,939
Asset retirement obligations	533	522
Pension and other postretirement benefits	231	232
Unrecognized tax benefits	402	236
Regulatory liabilities	1,779	695
Other	99	89
Other affiliate	15	16
Total Deferred Credits and Other Liabilities	4,564	3,729
Commitments and Contingencies (Note 9)
Total	$17,433	$16,091

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2017	2016	2017	2016
Operating Revenues:
Electric	$786	$817	$2,042	$2,035
Electric - nonconsolidated affiliate	1	1	4	4
Gas	69	64	284	252
Gas - nonconsolidated affiliate	—	—	1	1
Total Operating Revenues	856	882	2,331	2,292
Operating Expenses:
Fuel used in electric generation	132	141	370	368
Fuel used in electric generation - nonconsolidated affiliate	35	35	94	75
Purchased power	22	21	54	50
Gas purchased for resale	39	36	147	117
Gas purchased for resale - nonconsolidated affiliate	—	—	—	9
Other operation and maintenance	109	101	305	298
Other operation and maintenance - nonconsolidated affiliate	45	51	141	156
Impairment loss	210	—	210	—
Depreciation and amortization	78	76	232	225
Other taxes	62	61	183	173
Other taxes - nonconsolidated affiliate	1	1	4	5
Total Operating Expenses	733	523	1,740	1,476
Operating Income	123	359	591	816
Other Income (Expense):
Other income	21	7	36	20
Other expense	(6)	(4)	(17)	(19)
Interest charges, net of allowance for borrowed funds used during construction of $2, $5, $15 and $13	(76)	(70)	(214)	(201)
Allowance for equity funds used during construction	(3)	6	13	19
Total Other Income (Expense)	(64)	(61)	(182)	(181)
Income Before Income Tax Expense	59	298	409	635
Income Tax Expense	17	94	129	202
Net Income and Total Comprehensive Income	42	204	280	433
Less Net Income and Total Comprehensive Income Attributable to Noncontrolling Interest	(3)	(3)	(10)	(10)
Earnings and Comprehensive Income Available to Common Shareholder	$39	$201	$270	$423

Dividends Declared on Common Stock	$81	$76	$240	$225

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2017	2016
Cash Flows From Operating Activities:
Net income	$280	$433
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	210	—
Deferred income taxes, net	(434)	127
Depreciation and amortization	238	229
Amortization of nuclear fuel	31	42
Allowance for equity funds used during construction	(13)	(19)
Carrying cost recovery	(27)	(12)
Changes in certain assets and liabilities:
Receivables	(27)	(70)
Receivables - affiliate	8	9
Income tax receivable	53	(206)
Inventories	(34)	(14)
Prepayments	(10)	(15)
Regulatory assets	(40)	(6)
Regulatory liabilities	(1)	(3)
Accounts payable	31	(13)
Accounts payable - affiliate	(28)	(13)
Taxes accrued	468	(151)
Unrecognized tax benefit	166	210
Other assets	(29)	(117)
Other liabilities	(14)	64
Net Cash Provided From Operating Activities	828	475
Cash Flows From Investing Activities:
Property additions and construction expenditures	(882)	(1,024)
Proceeds from monetization of guaranty settlement	1,013	—
Proceeds from investments (including derivative collateral returned)	96	577
Purchase of investments (including derivative collateral posted)	(98)	(699)
Payments upon interest rate derivative contract settlements	—	(88)
Proceeds from money pool investments	—	9
Net Cash Provided From (Used For) Investing Activities	129	(1,225)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	—	494
Repayment of long-term debt	(11)	(10)
Dividends	(238)	(224)
Contributions from parent	—	100
Money pool borrowings, net	2	(5)
Short-term borrowings, net	141	294
Net Cash Provided From (Used For) Financing Activities	(106)	649
Net Decrease In Cash and Cash Equivalents	851	(101)
Cash and Cash Equivalents, January 1	164	130
Cash and Cash Equivalents, September 30	$1,015	$29

Supplemental Cash Flow Information:
Cash for–Interest (net of capitalized interest of $15 and $13)	$195	$182
– Income taxes paid	3	286
– Income taxes received	143	9
Noncash Investing and Financing Activities:
Accrued construction expenditures	21	71
Capital leases	6	12
Guaranty settlement receivable	83	—

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2017	40	$2,860	$2,481	$(3)	$134	$5,472
Earnings available to common shareholder			270		10	280
Total Comprehensive Income			270	—	10	280
Cash dividend declared			(233)		(7)	(240)
Balance at September 30, 2017	40	$2,860	$2,518	$(3)	$137	$5,512

Balance at January 1, 2016	40	$2,760	$2,265	$(3)	$129	$5,151
Earnings available to common shareholder			423		10	433
Total Comprehensive Income			423	—	10	433
Capital Contributions from parent		100				100
Cash dividend declared			(219)		(6)	(225)
Balance at September 30, 2016	40	$2,860	$2,469	$(3)	$133	$5,459

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

The following condensed notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in each company's Annual Report on Form 10-K for the year ended December 31, 2016, which also were a combined presentation. These are interim financial statements and, due to the seasonality of each company's business and matters that may occur during the rest of the year, including the matters described in condensed consolidated Note 9 under Impairment Considerations, the amounts reported in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management of the respective companies, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

SCE&G has determined that it has a controlling financial interest in each of GENCO and Fuel Company (which are considered to be VIEs) and, accordingly, Consolidated SCE&G's condensed consolidated financial statements include the accounts of SCE&G, GENCO and Fuel Company. The equity interests in GENCO and Fuel Company are held solely by SCANA, SCE&G’s parent. As a result, GENCO’s and Fuel Company’s equity and results of operations are reflected as noncontrolling interest in Consolidated SCE&G’s condensed consolidated financial statements.

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $491 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also condensed consolidated Note 4.

Income Statement Presentation

Revenues and expenses arising from regulated businesses and, in the case of the Company, the retail natural gas marketing business (including those activities of segments described in condensed consolidated Note 10) are presented within Operating Income, and all other activities are presented within Other Income (Expense).

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held, through an agency relationship, 45% and 40% of PSNC Energy’s natural gas inventory at September 30, 2017 and December 31, 2016, respectively, with a carrying value of $14.1 million and $9.8 million, respectively.  Under the terms of this agreement, PSNC Energy receives storage asset management fees of which 75% are credited to customers. This agreement expires on March 31, 2019.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. When applicable, the Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method.

New Accounting Matters

In May 2014, the FASB issued accounting guidance for revenue arising from contracts with customers that supersedes most prior revenue recognition guidance, including industry-specific guidance. This new revenue recognition model calls for a five-step analysis in determining when and how revenue is recognized, and will require revenue recognition to depict the transfer of promised goods or services to customers, based on the transfer of control, in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. In addition, the new guidance requires disclosure of the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The analysis of contracts with customers to which the guidance might be applicable is continuing, and activities of the FASB's Transition Resource Group for Revenue Recognition are being monitored, particularly as they relate to the treatment of contributions in aid of construction, alternative revenue programs and the collectability of revenue of utilities subject to rate regulation. An evaluation of the enhanced disclosure requirements is also underway, including the preliminary drafting of the disclosures that are required under the new standard, identifying performance obligations, determining the appropriate disaggregation of revenue and assessing the availability of information necessary to comply with the requirements. The Company and Consolidated SCE&G will adopt this guidance using the modified retrospective method and will recognize a cumulative effect adjustment, if any, to retained earnings on January 1, 2018 upon adoption. Comparative periods will not be restated. The Company and Consolidated SCE&G do not anticipate that its adoption will have a material impact on recognition patterns in their respective financial statements, but its adoption is expected to result in additional disclosures and may result in income statement presentation changes, particularly with respect to alternate revenue programs of utility operations.

In July 2015, the FASB issued accounting guidance intended to simplify the measurement of inventory cost by requiring most inventory to be measured at the lower of cost and net realizable value. The Company and Consolidated SCE&G adopted this guidance in the first quarter of 2017, and its adoption did not have any impact on their respective financial statements.

In January 2016, the FASB issued accounting guidance that will change how entities measure certain equity investments and financial liabilities, among other things. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2018 and do not anticipate that its adoption will have a significant impact on their respective financial statements.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. The guidance is effective for years beginning in 2019, and the Company and Consolidated SCE&G do not anticipate that its adoption will impact their respective financial statements other than increasing amounts reported for assets and liabilities on the balance sheet and changing the place on their respective income statements on which certain expenses are recorded. No impact on net income is expected. The identification and analysis of leasing and related contracts to which the guidance might be applicable has begun. In addition, the Company and Consolidated SCE&G have begun implementation of a third party software tool that will assist with initial adoption and ongoing compliance. Specifically, preliminary system configuration has been completed and data from certain leases are being entered.

In June 2016, the FASB issued accounting guidance requiring the use of a current expected credit loss impairment model for certain financial instruments. The new model is applicable to trade receivables and most debt instruments, among other financial instruments, and in certain instances may result in certain impairment losses being recognized earlier than under current guidance. The Company and Consolidated SCE&G must adopt this guidance beginning in 2020, including interim periods, though the guidance may be adopted in 2019. The Company and Consolidated SCE&G have not determined when this guidance will be adopted or what impact it will have on their respective financial statements.

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

In March 2017, the FASB issued accounting guidance to change the required presentation of net periodic pension and postretirement benefit costs. Under the new guidance, the net periodic pension and postretirement benefit costs are to be separated into their service cost components and other components. The service cost components are to be presented in the same line item (or items) as other compensation costs arising from services rendered by employees during the period. The other components are to be reported in the income statement separately from the service cost component and outside operating income. Only the service cost component is eligible for capitalization in assets. This guidance is required to be applied on a retrospective basis for the presentation of the service cost component and the other components, and on a prospective basis for the capitalization of only the service cost component. The Company and Consolidated SCE&G will adopt the guidance when required in the first quarter of 2018 and, due to regulatory overlay, do not anticipate that its adoption will have a material impact on their respective financial statements. Non-service cost components which otherwise would have been capitalizable in assets under current accounting guidance will instead be deferred within regulatory assets.

In August 2017, the FASB issued accounting guidance to simplify the application of hedge accounting. Among other things, the new guidance will enable more hedging strategies to qualify for hedge accounting, will allow entities more time to perform an initial assessment of hedge effectiveness, and will permit an entity to perform a qualitative assessment of effectiveness for certain hedges instead of a quantitative one. For cash flow hedges that are highly effective, all changes in the fair value of the derivative hedging instrument will be recorded in other comprehensive income and will be reclassified to earnings in the same period that the hedged item impacts earnings. Fair value hedges will continue to be recorded in current earnings, and any ineffectiveness will impact the income statement. In addition, changes in the fair value of a derivative will be recorded in the same income statement line as the earnings effect of the hedged item, and additional disclosures will be required related to the effect of hedging on individual income statement line items. The guidance must be applied to all outstanding instruments using a modified retrospective method, with any cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2019, though early adoption is permitted, and have not determined what impact such adoption will have on their respective financial statements.

2.RATE AND OTHER REGULATORY MATTERS

Rate Matters

Electric - Cost of Fuel

By order dated July 15, 2015, the SCPSC approved SCE&G's participation in a DER program and recovery of related costs as a separate component of SCE&G's overall fuel factor. Under this order, SCE&G will, among other things, implement programs to encourage the development of renewable energy facilities with a total nameplate capacity of at least approximately 84.5 MW by the end of 2020, of which half is to be customer-scale solar capacity and half is to be utility-scale solar capacity.

By order dated April 27, 2017, the SCPSC approved a settlement agreement among SCE&G, the ORS and the SCEUC, to increase the total fuel cost component of retail electric rates. SCE&G agreed to set its base fuel component to produce a projected under recovery of $61.0 million over a 12-month period beginning with the first billing cycle of May 2017. SCE&G also agreed to recover, over a 12-month period beginning with the first billing cycle of May 2017, projected DER program costs of approximately $16.5 million. Additionally, deferral of carrying costs will be allowed for base fuel component under-collected balances as they occur.

In October 2017, the SCPSC initiated its 2018 annual review of base rates for fuel costs. A public hearing on this matter has been scheduled for April 10, 2018.

Electric - Base Rates

Pursuant to an SCPSC order, SCE&G removes from rate base certain deferred income tax assets arising from capital expenditures related to the New Units and accrues carrying costs on those amounts during periods in which they are not included in rate base.  Such carrying costs are determined at SCE&G’s weighted average long-term borrowing rate and are recorded as a regulatory asset and other income. Carrying costs during the three and nine months ended September 30, 2017 totaled $4.9 million and $13.6 million, respectively. During the three and nine months ended September 30, 2016, carrying costs totaled $3.5 million and $10.0 million, respectively. Under this SCPSC order, when these deferred income tax assets are fully offset by related deferred income tax liabilities, the carrying cost accruals will cease, and the regulatory asset will begin to be amortized. See also condensed consolidated Note 9.

By order dated March 1, 2017, the SCPSC approved SCE&G’s request to decrease its pension costs rider. The change in the pension rider will decrease annual revenue by approximately $11.9 million. The pension rider is designed to allow SCE&G to recover projected pension costs, net of the previously over-collected balance, over a 12-month period, beginning with the first billing cycle in May 2017.

In January 2017, SCE&G requested in its annual DSM Programs filing to recover $37.0 million of costs and net lost revenues associated with DSM programs, along with an incentive to invest in such programs. On April 28, 2017, the SCPSC approved SCE&G's request effective beginning with the first billing cycle in May 2017.

Electric - BLRA

On June 22, 2017, the Friends of the Earth and the Sierra Club filed a complaint against SCE&G with the SCPSC, requesting that the SCPSC initiate a formal proceeding to direct SCE&G to immediately cease and desist from expending any further capital costs related to the construction of the New Units; to determine the prudence of acts and omissions by SCE&G in connection with the construction of the New Units; to review and determine the prudence of abandonment of the New Units and of the available least cost efficiency and renewable energy alternatives; and to remedy, abate and make due reparations for the rates charged to ratepayers related to the construction of the New Units. SCE&G filed its answer to the complaint and a motion to dismiss the complaint on July 19, 2017. On October 4, 2017, the SCPSC ordered proceedings under this complaint to be coordinated with proceedings for the Request filed on September 26, 2017, described below, and allowed discovery to proceed. On October 13, 2017, SCE&G filed with the SCPSC a petition for rehearing and reconsideration of the order as well as a response to the SCPSC's request for briefing concerning coordination of proceedings under this complaint with proceedings for the Request. On November 1, 2017, the SCPSC denied SCE&G's petition for rehearing and reconsideration.

On August 1, 2017, SCE&G filed the Abandonment Petition with the SCPSC which sought recovery of costs expended on the construction of the New Units, including certain costs incurred subsequent to SCE&G's last revised rates update, other costs under the abandonment provisions of the BLRA, and affirmation of SCE&G's decision to abandon construction of the New Units, among other things. Subsequently, SCE&G management met with various stakeholders and members of the South Carolina General Assembly, including legislative leaders, to discuss the abandonment of the new nuclear project and to hear their concerns. In response to those concerns, and to allow adequate time for governmental officials to conduct their reviews, SCE&G voluntarily withdrew the Abandonment Petition on August 15, 2017. See additional discussion at condensed consolidated Note 9.

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, the ORS filed the Request with the SCPSC asking for an order directing SCE&G to immediately suspend all revised rates collections from customers which had been previously approved by the SCPSC pursuant to the authority of the BLRA. In its request, the ORS relied upon the opinion from the Office of Attorney General to assert that it is not just and reasonable or in the public interest to allow SCE&G to continue collecting revised rates. Further, the ORS noted the existence of an allegation that SCE&G failed to disclose information that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections.

On September 28, 2017, citing numerous legal deficiencies in the Request, SCE&G filed a Motion to Dismiss the request by the ORS and a Request for Briefing Schedule and Hearing on Motion to Dismiss. On September 28, 2017, the SCPSC deferred action on the ORS' request and ordered a hearing officer to establish a briefing schedule and hearing date on SCE&G's motion. The hearing has been scheduled for December 12, 2017, and the parties who have filed to intervene in the matter or have filed a letter in support of the request by the ORS include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, the SCEUC, certain large industrial customers, and several environmental groups. SCE&G intends to vigorously contest the request by the ORS, but cannot give any assurance as to the timing or outcome of this matter.

On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. On October 27, 2017, SCE&G filed its response in opposition to, and its motion to strike, the motion by the ORS to amend the Request.

Gas - SCE&G

By order dated October 4, 2017, the SCPSC approved, as adjusted by the ORS, SCE&G’s quarterly monitoring report for the 12-month period ended March 31, 2017, and an overall increase of approximately $8.6 million, or 2.2%, to its natural gas rates under the terms of the RSA. The rate adjustment was effective for the first billing cycle in November 2017.

SCE&G’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. SCE&G’s annual PGA hearing for the 12-month period ending July 31, 2017, is scheduled for November 9, 2017.

Gas - PSNC Energy

The NCUC has authorized PSNC Energy to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. PSNC Energy has filed biannual applications to adjust its rates for this purpose, and the NCUC has approved those applications for the incremental annual revenue requirements, as follows:

Application Filed	Rates Effective	Incremental Increase
February 15, 2017	March 1, 2017	$1.9 million
August 16, 2017	September 1, 2017	$0.7 million

Regulatory Assets and Regulatory Liabilities

Rate-regulated utilities recognize in their financial statements certain revenues and expenses in different periods than do other enterprises.  As a result, the Company and Consolidated SCE&G have recorded regulatory assets and regulatory liabilities which are summarized in the following tables. Except for certain unrecovered nuclear project costs and other unrecovered plant, substantially all regulatory assets are either explicitly excluded from rate base or are effectively excluded from rate base due to their being offset by related liabilities.

	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Regulatory Assets:
Unrecovered nuclear project costs	$4,520	—	$4,520	—
Accumulated deferred income taxes	315	$316	307	$307
AROs and related funding	424	425	401	403
Deferred employee benefit plan costs	321	342	290	309
Deferred losses on interest rate derivatives	632	620	632	620
Other unrecovered plant	108	117	108	117
DSM Programs	58	59	58	59
Carrying costs on deferred tax assets related to nuclear construction	46	32	46	32
Pipeline integrity management costs	47	33	7	6
Environmental remediation costs	30	32	25	26
Deferred storm damage costs	22	20	22	20
Deferred costs related to uncertain tax position	28	15	28	15
Other	139	119	138	116
Total Regulatory Assets	$6,690	$2,130	$6,582	$2,030

Regulatory Liabilities:
Monetization of guaranty settlement	$1,095	—	$1,095	—
Asset removal costs	764	$755	535	$529
Deferred gains on interest rate derivatives	135	151	135	151
Other	21	24	14	15
Total Regulatory Liabilities	$2,015	$930	$1,779	$695

Regulatory assets for unrecovered nuclear project costs have been recorded based on such amounts not being probable of loss, whereas the other regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under applicable GAAP for regulated operations. The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. Other regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including unrecovered nuclear project costs that are the subject of future regulatory proceedings as further discussed in condensed consolidated Note 9. In recording such costs as regulatory assets, management believes the costs would be allowable under existing rate-making concepts that are embodied in rate orders or current state law. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements, the Company or Consolidated SCE&G could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on the Company's and Consolidated SCE&G's financial statements in the period the write-off would be recorded.

Unrecovered nuclear project costs represents expenditures by SCE&G that have been reclassified from construction work in progress as a result of the decision to stop construction of the New Units and to pursue recovery of costs under the abandonment provisions of the BLRA or through a general rate case or other regulatory means, net of an estimated impairment loss of $210 million. See additional discussion at condensed consolidated Note 9.

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

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense through 2065 except when such amounts are applied otherwise at the direction of the SCPSC.

Other unrecovered plant represents the carrying value of coal-fired generating units, including related materials and supplies inventory, retired from service prior to being fully depreciated. Pursuant to SCPSC approval, SCE&G is amortizing these amounts through cost of service rates over the units' previous estimated remaining useful lives through approximately 2025. Unamortized amounts are included in rate base and are earning a current return.

DSM Programs represent SCE&G's deferred costs associated with electric demand reduction programs, and such deferred costs are currently being recovered over approximately five years through an approved rate rider.

Carrying costs on deferred tax assets related to new nuclear construction are calculated on accumulated deferred income tax assets associated with the New Units which are not part of electric rate base using the weighted average long-term debt cost of capital. These carrying costs will be amortized over ten years beginning when these deferred tax assets are fully offset by related deferred tax liabilities. See also condensed consolidated Note 9.

Pipeline integrity management costs represent operating and maintenance costs incurred to comply with federal regulatory requirements related to natural gas pipelines. PSNC Energy will recover costs incurred as of June 30, 2016 totaling $20.3 million over a five-year period beginning November 2016. PSNC Energy is continuing to defer pipeline integrity costs, and as of September 30, 2017 costs of $21.6 million have been deferred pending future approval of rate recovery. SCE&G amortizes $1.9 million of such costs annually.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G or PSNC Energy, and are expected to be recovered over periods of up to approximately 17 years.

Deferred storm damage costs represent costs incurred in excess of amounts previously collected through SCE&G’s SCPSC-approved storm damage reserve, and for which SCE&G expects to receive future recovery through customer rates.

Deferred costs related to uncertain tax position primarily represent the estimated amounts of domestic production activities deductions foregone as a result of the deduction of certain research and experimentation expenditures for income tax purposes, net of related tax credits, as well as accrued interest expense and other costs arising from this uncertain tax position. SCE&G's current customer rates reflect the availability of domestic production activities deductions. These net deferred costs are expected to be recovered through utility rates following ultimate resolution of the claims. See also condensed consolidated Note 5.

Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.

Monetization of guaranty settlement represents proceeds received under or arising from the monetization of the Toshiba Settlement, net of certain expenses. SCE&G expects the SCPSC to approve the use of these net proceeds for the benefit of customers in a future filing. See additional discussion at condensed consolidated Note 9.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

3.COMMON EQUITY

SCANA had 200 million shares of common stock authorized as of September 30, 2017 and December 31, 2016.

Authorized shares of SCE&G common stock were 50 million as of September 30, 2017 and December 31, 2016. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of September 30, 2017 and December 31, 2016. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

In June 2016, SCE&G issued $425 million of 4.1% first mortgage bonds due June 15, 2046. In addition, in June 2016 SCE&G issued $75 million of 4.5% first mortgage bonds due June 1, 2064, which constituted a reopening of $300 million of 4.5% first mortgage bonds issued in May 2014. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

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

September 30, 2017 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:	+
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	1,022.1	33.0	944.8	44.3
Weighted average interest rate		1.78%	1.49%	1.49%
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$974.6	$364.0	$454.9	$155.7

December 31, 2016 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	940.5	64.4	804.3	71.8
Weighted average interest rate		1.43%	1.04%	1.07%
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$1,056.2	$332.6	$595.4	$128.2

Portions of the proceeds received under or arising from the monetization of the Toshiba Settlement in late September and early October 2017 have been utilized to repay maturing commercial paper balances, which short-term borrowings had been incurred for the construction of the New Units prior to the decision to stop their construction (see condensed consolidated Note 9). Should the SCPSC or a court direct that these proceeds be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would reissue commercial paper or draw on its credit facilities to fund such requirement. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered nuclear project costs (see condensed consolidated Note 2) would be adversely impacted. Further, the recognition of significant additional impairment losses with respect to unrecovered nuclear project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities. Borrowing costs for long-term debt issuances could also be impacted.

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $31 million at September 30, 2017, and $29 million at December 31, 2016. On its condensed consolidated balance sheet, Consolidated SCE&G includes such amounts within Affiliated payables.

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

During 2013 and 2014, SCANA amended certain of its income tax returns to claim additional tax-defined research and experimentation deductions (under IRC Section 174) and credits (under IRC Section 41) and to reflect related impacts on other items such as domestic production activities deductions (under IRC Section 199). SCANA also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively. In 2016 and 2017, SCANA claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the design and construction activities of the New Units, in its 2015 and 2016 income tax returns. These claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.

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

These income tax deductions and credits are considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities are required to be recorded as unrecognized tax benefits in the financial statements. As of September 30, 2017, the Company and Consolidated SCE&G have recorded an unrecognized tax benefit of $457 million ($402 million net of the impact of state deductions on federal returns and net of receivables related to the uncertain tax positions). If recognized, $17 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rates (see discussion below regarding deferral of benefits related to 2015 forward). These unrecognized tax benefits are not expected to increase significantly within the next 12 months, although other uncertain tax positions may be identified or taken, particularly with respect to the abandonment of the construction of the New Units during 2017. It is reasonably possible that these known unrecognized tax benefits may decrease by $457 million within the next 12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through September 30, 2017.

                In connection with the research and experimentation deduction and credit claims reflected on the 2015 and 2016 income tax returns and similar claims made in determining 2017’s taxable income, and under the terms of an order of the SCPSC, the Company and Consolidated SCE&G have recorded regulatory assets for estimated foregone domestic production activities deductions, offset by estimated tax credits, and expect that such (net) deferred costs, along with any interest (see below) and other related deferred costs, will be recoverable through customer rates in future years (see condensed consolidated Note 2). SCE&G's current customer rates reflect the availability of domestic production activities deductions.

Also under the terms of an order of the SCPSC, estimated interest expense accrued with respect to the unrecognized tax benefits related to the research and experimentation deductions in the 2015 and 2016 income tax returns has been deferred as a regulatory asset and is expected to be recoverable through customer rates in future years. See also condensed consolidated Note 2. Otherwise, the Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses.  Amounts recorded for such interest income, interest expense or tax penalties have not been material for any period presented.

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

Commodity Derivatives

The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types.  Instruments designated as cash flow hedges are used to hedge risks associated with fixed price obligations in a volatile market and risks associated with price differentials at different delivery locations. Instruments designated as fair value hedges are used to mitigate exposure to fluctuating market prices created by fixed prices of stored natural gas.  The basic types of financial instruments utilized are exchange-traded instruments, such as NYMEX futures contracts or options, and over-the-counter instruments such as options and swaps, which are typically offered by energy companies and financial institutions.  Cash settlements of commodity derivatives are classified as operating activities in the consolidated statements of cash flows.

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are not designated as cash flow hedges, and fair value changes and settlement amounts related to them are recorded as regulatory assets and liabilities. Settlement losses or gains on swaps will be amortized to interest expense over the lives of subsequent debt issuances or may be applied as otherwise directed by the SCPSC.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)

Hedge designation	Gas Distribution	Gas Marketing	Total
As of September 30, 2017
Commodity contracts	8,330,000	16,723,000	25,053,000
Energy management contracts (a)	—	46,346,530	46,346,530
Total (a)	8,330,000	63,069,530	71,399,530

As of December 31, 2016
Commodity contracts	4,510,000	11,947,000	16,457,000
Energy management contracts (a)	—	67,447,223	67,447,223
Total (a)	4,510,000	79,394,223	83,904,223

(a)  Includes amounts related to basis swap contracts totaling 4,954,667 MMBTU in 2017 and 730,721 MMBTU in 2016.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
Designated as hedging instruments	$111.2	$115.6	$36.4	$36.4
Not designated as hedging instruments	1,285.0	1,285.0	1,285.0	1,285.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the balance sheet, the fair values presented below are shown gross and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
	As of September 30, 2017
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	—	$3	—	$1
	Other deferred credits and other liabilities	—	25	—	9
	Commodity contracts
	Prepayments	—	1	—	—
	Derivative financial instruments	$1	1	—	—
	Total	$1	$30	—	$10

	Not designated as hedging instruments
	Interest rate contracts
	Other deferred debits and other assets	$56	—	$56	—
	Derivative financial instruments	—	$40	—	$40
	Other deferred credits and other liabilities	—	4	—	4
	Commodity contracts
	Prepayments	1	—	—	—
	Energy management contracts
	Prepayments	2	1	—	—
	Other current assets	2	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Derivative financial instruments	—	2	—	—
	Other deferred credits and other liabilities	—	1	—	—
Total		$62	$48	$56	$44

	As of December 31, 2016
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	—	$4	—	$1
	Other deferred credits and other liabilities	—	24	—	8
	Commodity contracts
	Prepayments	$5	—	—	—
	Other current assets	1	—	—	—
	Total	$6	$28	—	$9

	Not designated as hedging instruments
	Interest rate contracts
	Other deferred debits and other assets	$71	—	$71	—
	Derivative financial instruments	—	$27	—	$27
	Other deferred credits and other liabilities	—	3	—	3
	Commodity contracts
	Other current assets	3	—	—	—
	Energy management contracts
	Prepayments	6	2	—	—
	Other current assets	2	1	—	—
	Other deferred debits and other assets	2	—	—	—
	Derivative financial instruments	—	4	—	—
	Other deferred credits and other liabilities	—	2	—	—
Total		$84	$39	$71	$30

 The effect of derivative instruments on the consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Loss Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

Millions of dollars	2017	2016	Location	2017	2016
Three Months Ended September 30,
Interest rate contracts	—	$(1)	Interest expense	—	$(1)
Nine Months Ended September 30,
Interest rate contracts	$(1)	$(6)	Interest expense	$(1)	$(2)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

Millions of dollars	2017	2016	Location	2017	2016
Three Months Ended September 30,
Interest rate contracts	—	$1	Interest expense	$(2)	$(2)
Commodity contracts	—	(2)	Gas purchased for resale	—	—
Total	—	$(1)		$(2)	$(2)

Nine Months Ended September 30,
Interest rate contracts	$(1)	$(4)	Interest expense	$(6)	$(6)
Commodity contracts	(4)	—	Gas purchased for resale	2	(6)
Total	$(5)	$(4)		$(4)	$(12)

As of September 30, 2017, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $0.8 million as an increase to gas cost, assuming natural gas markets remain at their current levels, and approximately $6.6 million as an increase to interest expense.  As of September 30, 2017, all of the Company’s commodity cash flow hedges settle by their terms before the end of the fourth quarter of 2019.

As of September 30, 2017, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $1.6 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives Not designated as Hedging Instruments

The Company and Consolidated SCE&G:
Millions of dollars	Loss Deferred in Regulatory Accounts	Location	Loss Reclassified from Deferred Accounts into Income
Three Months Ended September 30, 2017
Interest rate contracts	$(6)	Interest Expense	$(1)
Nine Months Ended September 30, 2017
Interest rate contracts	$(30)	Interest Expense	$(2)
Three Months Ended September 30, 2016
Interest rate contracts	$(24)	Other Income	$(1)
Nine Months Ended September 30, 2016
Interest rate contracts	$(268)	Other Income	$(1)

As of September 30, 2017, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $3.2 million as an increase to interest expense.

Credit Risk Considerations

Certain derivative contracts contain credit contingent features. These features may include (i) material adverse change clauses or payment acceleration clauses that could result in immediate payments or (ii) the requirement for posting of letters of credit or termination of the derivative contract before maturity if specific events occur, such as a credit rating downgrade below investment grade or failure to post collateral. The Company’s and Consolidated SCE&G's credit ratings have come under pressure during the third quarter of 2017, through credit rating downgrades and continued negative outlooks, following the Company’s decision to terminate construction of the New Units and the credit ratings agencies' assessment of a deterioration of the regulatory support environment following that decision. The triggering of credit contingent features, through credit downgrades or otherwise, could result in more stringent collateral requirements.

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$67.1	$50.3	$47.7	$30.3
Fair value of collateral already posted	31.0	29.2	10.3	9.2
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$36.1	$21.1	$37.4	$21.1

in Net Asset Position
Aggregate fair value of derivatives in net asset position	$49.0	$62.9	$49.0	$62.0
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$49.0	$62.9	$49.0	$62.0

In addition, for fixed price supply contracts offered to certain of SCANA Energy's customers, the Company could have called on letters of credit in the amount of $1.3 million related to $5.0 million in commodity derivatives that are in a net asset position at September 30, 2017, compared to letters of credit in the amount of $1.5 million related to derivatives of $9.0 million at December 31, 2016, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets and derivative liabilities follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of September 30, 2017
Gross Amounts of Recognized Assets	$56	$2	$5	$63	$56
Gross Amounts Offset in Statement of Financial Position	—	(1)	(2)	(3)	—
Net Amounts Presented in Statement of Financial Position	56	1	3	60	56
Gross Amounts Not Offset - Financial Instruments	(7)	—	—	(7)	(7)
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$49	$1	$3	$53	$49
Balance sheet location
Prepayments				$1	—
Other current assets				2	—
Other deferred debits and other assets				57	$56
Total				$60	$56

As of December 31, 2016
Gross Amounts of Recognized Assets	$71	$9	$10	$90	$71
Gross Amounts Offset in Statement of Financial Position	—	—	(4)	(4)	—
Net Amounts Presented in Statement of Financial Position	71	9	6	86	71
Gross Amounts Not Offset - Financial Instruments	(9)	—	—	(9)	(9)
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$62	$9	$6	$77	$62
Balance sheet location
Prepayments				$9	—
Other current assets				5	—
Other deferred debits and other assets				72	$71
Total				$86	$71

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of September 30, 2017
Gross Amounts of Recognized Liabilities	$72	$2	$4	$78	$54
Gross Amounts Offset in Statement of Financial Position	—	(1)	(2)	(3)	—
Net Amounts Presented in Statement of Financial Position	72	1	2	75	54
Gross Amounts Not Offset - Financial Instruments	(7)	—	—	(7)	(7)
Gross Amounts Not Offset - Cash Collateral Posted	(30)	—	(1)	(31)	(10)
Net Amount	$35	$1	$1	$37	$37
Balance sheet location
Prepayments				$1	—
Derivative financial instruments				45	$41
Other deferred credits and other liabilities				29	13
Total				$75	$54

As of December 31, 2016
Gross Amounts of Recognized Liabilities	$58	—	$9	$67	$39
Gross Amounts Offset in Statement of Financial Position	—	—	(3)	(3)	—
Net Amounts Presented in Statement of Financial Position	58	—	6	64	39
Gross Amounts Not Offset - Financial Instruments	(9)	—	—	(9)	(9)
Gross Amounts Not Offset - Cash Collateral Posted	(29)	—	—	(29)	(9)
Net Amount	$20	—	$6	$26	$21
Balance sheet location
Derivative financial instruments				$35	$28
Other deferred credits and other liabilities				29	11
Total				$64	$39

7.	FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

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

	As of September 30, 2017			As of December 31, 2016
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 2
Assets:
Available for sale securities	$19	—	—	$14	—	—
Held to maturity securities	—	$7	—	—	$7	—
Interest rate contracts	—	56	$56	—	71	$71
Commodity contracts	1	1	—	8	1	—
Energy management contracts	2	3	—	6	4	—
Liabilities:
Interest rate contracts	—	72	54	—	58	39
Commodity contracts	1	1	—	—	—	—
Energy management contracts	1	5	—	2	10	—

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

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	September 30, 2017		December 31, 2016
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,632.4	$7,462.9	$6,489.8	$7,183.3
Consolidated SCE&G	5,162.5	5,836.9	5,166.0	5,752.3

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

8.	EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three months ended September 30,
Service cost	$5.7	$4.4	$1.0	$0.8
Interest cost	9.2	9.8	2.8	3.0
Expected return on assets	(13.4)	(13.8)	—	—
Prior service cost amortization	0.4	1.0	—	0.1
Amortization of actuarial losses	4.4	3.7	—	0.2
Net periodic benefit cost	$6.3	$5.1	$3.8	$4.1

Nine months ended September 30,
Service cost	$16.3	$15.5	$3.4	$3.3
Interest cost	28.0	29.5	8.6	9.1
Expected return on assets	(41.0)	(41.9)	—	—
Prior service cost amortization	1.2	3.0	—	0.2
Amortization of actuarial losses	12.2	11.1	0.8	0.4
Net periodic benefit cost	$16.7	$17.2	$12.8	$13.0

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
	2017	2016	2017	2016
Three months ended September 30,
Service cost	$4.8	$3.6	$0.8	$0.7
Interest cost	7.8	8.3	2.3	2.5
Expected return on assets	(11.4)	(11.7)	—	—
Prior service cost amortization	0.3	0.8	—	0.1
Amortization of actuarial losses	3.7	3.2	—	0.1
Net periodic benefit cost	$5.2	$4.2	$3.1	$3.4

Nine months ended September 30,
Service cost	$13.6	$12.7	$2.8	$2.7
Interest cost	24.0	25.0	7.1	7.5
Expected return on assets	(35.0)	(35.5)	—	—
Prior service cost amortization	1.0	2.5	—	0.2
Amortization of actuarial losses	10.4	9.4	0.6	0.3
Net periodic benefit cost	$14.0	$14.1	$10.5	$10.7

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

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear origin, and provide coverage up to $500 million for accidental property damage occurring at the New Units. The NEIL policies in aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $45.4 million. SCE&G currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Unit 1 for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $1.9 million.

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

New Nuclear Project

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium in 2008 for the design and construction of the New Units. SCE&G's ownership share in the New Units is 55%. As discussed below, various difficulties were encountered in connection with the project. The ability of the Consortium to adhere to established budgets and construction schedules was affected by many variables, including unanticipated difficulties encountered in connection with project engineering and the construction of project components, constrained financial resources of the contractors, regulatory, legal, training and construction processes associated with securing approvals, permits and licenses and necessary amendments to them within projected timeframes, the availability of labor and materials at estimated costs, the efficiency of project labor and weather. There were also contractor and supplier performance issues, difficulties in timely meeting critical regulatory requirements, contract disputes, and changes in key contractors or subcontractors. These matters, and others more fully discussed below, were the subject of a comprehensive analysis performed by the Company and Santee Cooper (see Contractor Bankruptcy Proceedings and Related Uncertainties below). Based on the results of this analysis, and in light of Santee Cooper's decision to suspend construction on the New Units, on July 31, 2017, the Company determined to stop the construction of the New Units and to pursue recovery of costs incurred in connection with such construction under the abandonment provisions of the BLRA or through a general rate case or other regulatory means.

EPC Contract and BLRA Matters

The construction of the New Units and SCE&G’s related recovery of financing costs through rates has been subject to review and approval by the SCPSC as provided for in the BLRA. Under the BLRA, the SCPSC approved, among other things, a milestone schedule and a capital costs estimates schedule for the New Units. This approval constituted a final and binding determination that the New Units were used and useful for utility purposes, and that the capital costs associated with the New Units were prudent utility costs and expenses and were properly included in rates, so long as the New Units were constructed or were being constructed within the parameters of the approved milestone schedule, including specified contingencies, and the approved capital costs estimates schedule. Subject to the same conditions, the BLRA provides that SCE&G may apply to the SCPSC annually for an order to recover through revised rates SCE&G’s weighted average cost of capital applied to all or part of the outstanding balance of construction work in progress concerning the New Units. As of September 30, 2017, financing costs on $3.8 billion of SCE&G's construction costs for the New Units, including related transmission assets, have been reflected in rates under the BLRA. SCE&G's costs related to the New Units as of September 30, 2017, excluding transmission assets of approximately $300 million which are expected to be placed in service and after recognizing the estimated impairment loss described in Impairment Considerations below, totaled $4.5 billion. As a result of the decision to stop construction of the New Units, this amount has been reclassified from construction work in progress into regulatory assets in the third quarter of 2017. See further discussion below.

The SCPSC granted initial approval of the construction schedule and related forecasted capital costs in 2009. The NRC issued COLs in March 2012. In November 2012, and again in September 2015 and November 2016 (see discussion below), the SCPSC approved SCE&G's requested updates to the milestone schedule, revised contractual substantial completion dates, and increases in capital and other costs. As further discussed below, approval by the SCPSC of cost recovery under the abandonment provisions of the BLRA or through a general rate case or other regulatory means will be required as a consequence of the Company’s determination on July 31, 2017 to cease construction of the New Units.

October 2015 Amendment and WEC's Engagement of Fluor

On October 27, 2015, SCE&G, Santee Cooper and the Consortium amended the EPC Contract. The amendment became effective in December 2015, at which time Fluor began serving as a subcontracted construction manager for the Consortium. The October 2015 Amendment provided SCE&G and Santee Cooper an option to fix the total amount to be paid to the Consortium for its entire scope of work on the project (excluding a limited amount of work within the time and materials component of the contract price) after June 30, 2015 at $6.082 billion (SCE&G’s 55% portion being approximately $3.345 billion). This total amount to be paid would be reduced by amounts paid since June 30, 2015. SCE&G, on behalf of itself and as agent for Santee Cooper, executed the fixed price option, subject to SCPSC approval, on July 1, 2016.

Among other things, the October 2015 Amendment revised the contractual guaranteed substantial completion dates of Unit 2 and Unit 3 to August 31, 2019 and 2020, respectively, and provided for development of a revised construction milestone payment schedule. In February 2017, WEC notified the Company and Consolidated SCE&G that the contractual guaranteed substantial completion dates of August 2019 and 2020 for Unit 2 and Unit 3, respectively, which were reflected in the October 2015 Amendment, would not be met. Instead, WEC provided further revised estimated substantial completion dates of April 2020 and December 2020.

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

On February 28, 2017, the SCPSC issued its order denying Petitions for Rehearing which had been filed by certain parties that were not included in the settlement, and that order was not appealed.

Contractor Bankruptcy Proceedings and Related Uncertainties

On March 29, 2017, WEC and WECTEC, the two members of the Consortium, and certain of their affiliates filed petitions for protection under Chapter 11 of the U.S. Bankruptcy Code, citing a liquidity crisis arising from project contract losses attributable to the New Units and the Vogtle Units as a material factor that caused them to seek protection under the bankruptcy laws. As part of such filing, WEC and WECTEC publicly announced their inability to complete the New Units under the terms of the EPC Contract.

In connection with the bankruptcy filing, SCE&G, Santee Cooper, WEC and WECTEC entered into an Interim Assessment Agreement under which engineering and construction continued on the project and under which SCE&G and Santee Cooper were provided the right to discuss project status with Fluor and other subcontractors and vendors and to obtain from them relevant project information and documents that had been previously contractually unavailable in order for SCE&G and Santee Cooper to perform comprehensive analyses regarding whether or how to proceed with the project. As part of the Interim Assessment Agreement, and to avoid an immediate rejection of the EPC Contract upon the filing of the bankruptcy case, WEC and WECTEC required SCE&G and Santee Cooper to make estimated weekly payments to WEC, WECTEC, subcontractors and vendors, irrespective of the fixed price provisions of the EPC Contract, to permit the time to conduct analyses. SCE&G and Santee Cooper agreed to pay specified costs incurred by the Consortium, Fluor, other subcontractors and vendors for work performed or services rendered while the Interim Assessment Agreement remained in effect.

During the period of the Interim Assessment Agreement, as amended and extended, SCE&G and Santee Cooper evaluated the various elements of the new nuclear project, including forecasted costs and completion dates, while construction continued and SCE&G and Santee Cooper continued to make payments for such work.

As part of its evaluation, SCE&G considered that, as a result of the bankruptcy process (including WEC and WECTEC's public announcements that they could not perform under the terms of the EPC Contract), the EPC Contract would likely be rejected and that the benefit of the fixed-price terms provided by the EPC Contract would be lost. As such, any cost overruns that would have been absorbed by the Consortium would become the responsibility of SCE&G and Santee Cooper. Additionally, these cost increases and other costs identified by SCE&G would not be fully recoverable from the Consortium or from Toshiba under its payment guaranty or the related Toshiba Settlement Agreement, discussed below, and such costs would likely substantially exceed the amount of the Consortium's payment obligations guaranteed by Toshiba. SCE&G also considered that even the newly revised substantial completion dates identified by WEC of April and December 2020 for Unit 2 and Unit 3, respectively, would not be met, which would result in the nuclear production tax credits discussed below not being earned under current law.

On September 1, 2017, SCE&G, for itself and as agent for Santee Cooper, filed with the Bankruptcy Court Proofs of Claim for unliquidated damages against each of WEC and WECTEC. The Proofs of Claim are based upon the anticipatory repudiation and material breach by the Consortium of the EPC Contract, and assert against WEC and WECTEC any and all claims that are based thereon or that may be related thereto. These claims were sold to Citibank on September 27, 2017 as part of the monetization transaction discussed below. Notwithstanding the sale of the claims, SCE&G and Santee Cooper remain responsible for any claims that may be made by WEC and WECTEC against them relating to the EPC Contract.

Toshiba Settlement and Subsequent Monetization

Payment and performance obligations under the EPC Contract are joint and several obligations of WEC and WECTEC, and in connection with the October 2015 Amendment, Toshiba, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations.

In April of 2017, following WEC’s and WECTEC’s bankruptcy petitions, Toshiba announced that it had recorded an impairment charge of approximately $6.2 billion relating to its nuclear power systems business, leaving it with negative shareholders’ equity. Toshiba also disclosed that, although these conditions and events raised substantial doubt, it believed that its responses to such conditions, including the sale of a portion of its computer memory business as then anticipated by Toshiba, would enable it to continue to operate as a going concern. However, there could be no assurance that such sales or other actions would be successful.

As discussed above, Toshiba provided a parental guaranty for WEC’s payment obligations under the EPC Contract. In satisfaction of such guaranty obligations, on July 27, 2017, the Toshiba Settlement was executed under which Toshiba was to begin making periodic settlement payments from October 2017 through September 2022 in the total amount of approximately $2.2 billion ($1.2 billion for SCE&G’s 55% share). The $2.2 billion is subject to offset for payments by WEC that have the effect of satisfying the liens on the project discussed below.

On September 27, 2017, the scheduled payments under the Toshiba Settlement, exclusive of the payment due in October 2017, were purchased by Citibank for a one-time upfront payment of $1.847 billion (approximately $1.016 billion for SCE&G's 55% share), including amounts related to the contractor liens discussed below. The initial payment was then received from Toshiba on October 2, 2017, as scheduled, in the amount of $150 million ($82.5 million for SCE&G's 55% share). The purchase agreement provides that SCE&G and Santee Cooper (each according to its pro rata share) would indemnify Citibank for its losses arising from misrepresentations or covenant defaults under the purchase agreement. SCE&G and Santee Cooper have also assigned their claims under the WEC bankruptcy process to Citibank, and have agreed to use commercially reasonable efforts to cooperate with Citibank and provide reasonable support necessary for its enforcement of those claims. The proceeds received under or arising from the monetization of the Toshiba Settlement are reflected as a regulatory liability on the accompanying condensed consolidated balance sheets, as the net value of the proceeds will be utilized to benefit SCE&G's customers in a manner to be determined by the SCPSC. See further discussion in condensed consolidated Note 4.

A number of subcontractors and vendors to the Consortium have alleged non-payment by the Consortium for amounts owed for work performed on the New Units and have filed liens on property in Fairfield County, South Carolina, where the New Units were to be located. SCE&G is contesting the filed liens. SCE&G estimates that the aggregate amount of claims for which subcontractor and vendor liens have been filed was, as of September 30, 2017, approximately $302 million (SCE&G’s 55% portion being approximately $166 million). Payments under the Toshiba Settlement described above are subject to reduction if WEC pays creditors holding these liens directly. Under these circumstances, SCE&G and Santee Cooper, each in its pro rata share, would be required to make Citibank whole for the reduction. An estimate of amounts that may be necessary to satisfy project liens has been incorporated into the estimate of impairment loss described below.

Determination to Stop Construction and Related Regulatory, Political and Legal Developments

The BLRA provides that, in the event of abandonment prior to plant completion, costs incurred, including AFC, and a return on those costs, may be recoverable through rates, if the SCPSC determines that the decision to abandon the New Units was prudent. Based on the evaluation previously discussed, and in light of Santee Cooper's decision to suspend construction, on July 31, 2017, the Company determined to stop the construction of the New Units and to pursue recovery of costs incurred in connection with such construction under the abandonment provisions of the BLRA or through a general rate case or other regulatory means. On July 31, 2017, SCE&G gave WEC a five-day notice of termination of the Interim Assessment Agreement and notified WEC of its determination to stop construction of the New Units.

On August 1, 2017, SCE&G senior management provided an allowable ex parte briefing to the SCPSC regarding the project and this decision, and SCE&G also filed the Abandonment Petition with the SCPSC. Through the Abandonment Petition, SCE&G had sought recovery of such costs expended on the construction of the New Units, including certain costs incurred subsequent to SCE&G's last revised rates update, and certain other costs under the abandonment provisions of the BLRA. The Abandonment Petition included SCE&G's plan of abandonment and certain proposed actions which would mitigate related customer rate increases, including a proposal to return to customers the net value of proceeds received by SCE&G under or arising from the monetization of the Toshiba Settlement. Subsequently, SCE&G’s management met with various stakeholders and members of the South Carolina General Assembly, including legislative leaders, to discuss the abandonment of the new nuclear project and to hear their concerns. In response to those concerns, and to allow for adequate time for governmental officials to conduct their reviews, SCE&G voluntarily withdrew the Abandonment Petition from the SCPSC on August 15, 2017.

In August 2017, special committees of the South Carolina General Assembly, both in the House and in the Senate, began conducting public hearings regarding the decision to abandon the new nuclear project. Members of SCE&G's senior management, along with representatives from Santee Cooper, the ORS and other interested parties, testified before these committees. The reviews being conducted by each of these committees are continuing, and neither the Company nor Consolidated SCE&G can predict when their reviews will be complete or what actions, if any, may be proposed or taken, including legislative actions related to the BLRA.

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the new nuclear project. The subpoena requires the Company to produce a broad range of documents related to the project. Also in September 2017, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee requested that SLED conduct a criminal investigation into the handling of the new nuclear project by SCANA and SCE&G. In October 2017, the staff of the SEC's Division of Enforcement also issued a subpoena for documents related to an investigation they are conducting related to the new nuclear project. The Company and Consolidated SCE&G intend to fully cooperate with these investigations. Also in connection with the abandonment of the new nuclear project, various state or local governmental authorities may attempt to challenge, reverse or revoke one or more previously-approved tax or economic development incentives, benefits or exemptions and may attempt to apply such action retroactively. No assurance can be given as to the timing or outcome of these matters.

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, the ORS filed the Request with the SCPSC asking for an order directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS relied upon the opinion from the Office of Attorney General to assert that it is not just and reasonable or in the public interest to allow SCE&G to continue collecting revised rates. Further, the ORS noted the existence of an allegation that SCE&G failed to disclose information that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. SCE&G estimates that revised rates collections currently total approximately $445 million annually, and the amounts accumulated through September 30, 2017 total approximately $1.8 billion.

On September 28, 2017, citing numerous legal deficiencies in the Request, SCE&G filed a Motion to Dismiss the Request and a Request for Briefing Schedule and Hearing on Motion to Dismiss. On September 28, 2017, the SCPSC deferred action on the Request and ordered a hearing officer to establish a briefing schedule and hearing date on SCE&G's motion. The hearing has been scheduled for December 12, 2017, and the parties who have filed to intervene in the matter or have filed a letter in support of the request by the ORS include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, the SCEUC, certain large industrial customers, and several environmental groups. SCE&G intends to vigorously contest the request by the ORS, but cannot give any assurance as to the timing or outcome of this matter.

On October 17, 2017, the ORS filed with the SCPSC a motion to amend its Request, in which the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. It is possible that the outcome of regulatory or legal proceedings could result in requiring SCE&G's share of these proceeds to be placed in escrow pending their final disposition. Such a requirement would significantly harm the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

See also Claims and Litigation for more discussion of legal matters related to the new nuclear project.

Impairment Considerations

Under the current regulatory construct in South Carolina, pursuant to the BLRA or through a general rate case or other regulatory means, the ability of SCE&G to recover costs incurred in connection with the New Units, and a reasonable return on them, will be subject to review and approval by the SCPSC. In light of the contentious nature of ongoing reviews by legislative committees and others, and given the Request being considered by the SCPSC that could result in the suspension of rates being currently collected under the BLRA, as well as the return of such amounts previously collected, there is significant uncertainty as to SCE&G’s ultimate ability to fully recover its costs of the New Units and a return on them from its customers. The Company and Consolidated SCE&G have contested the specific challenges described above and do not currently anticipate that any of the $1.8 billion in revenue previously collected will be subject to refund. The Company and Consolidated SCE&G believe that the issues related to the recovery of the cost of the New Units and related to the rates currently being collected under the BLRA for financing costs should both be resolved in future proceedings before the SCPSC. However, based on the considerations described above, the Company and Consolidated SCE&G have determined that a disallowance of recovery of part of the cost of the abandoned plant is both probable and reasonably estimable under applicable accounting guidance. A pre-tax impairment loss of $210 million has been recorded as of September 30, 2017. This estimate represents costs in the amount of approximately $1.2 billion that have been expended on the project, exclusive of transmission costs, but which have not yet been determined to be prudent by the SCPSC in a revised rates proceeding under the BLRA, offset by the amount of approximately $1.0 billion, which amount represents the recovery of the Toshiba Settlement proceeds that are in excess of amounts from that settlement that the Company and Consolidated SCE&G estimate may be necessary to satisfy certain project liens. A full recovery of and a full return on the remaining balance of unrecovered nuclear project costs of approximately $4.5 billion is currently anticipated to be provided; however, it is reasonably possible that a change in this assessment and the estimated impairment loss could occur in the near term and the change could be material. The impact of any such change cannot be reasonably estimated.

Nuclear Production Tax Credits

In August 2014, the IRS notified SCE&G that, subject to a national megawatt capacity limitation, the electricity to be produced by each of the New Units would qualify for nuclear production tax credits under Section 45J of the IRC to the extent that such New Unit was operational before January 1, 2021 and other eligibility requirements were met. These nuclear production tax credits (related to SCE&G's 55% share of both New Units) could have totaled as much as approximately $1.4 billion. Due to the Company's determination to abandon the construction of the New Units, no such production tax credits will be earned.

Claims and Litigation

Following the Company’s decision to stop construction of the New Units, numerous lawsuits seeking class action status have been filed on behalf of customers and shareholders against SCANA, SCE&G, or both, and in certain cases some of their officers and/or directors. The plaintiffs allege various causes of action, including but not limited to waste, breach of fiduciary duty, negligence, unfair trade practices, unjust enrichment, conspiracy, fraud, constructive fraud, misrepresentation and negligent misrepresentation, promissory estoppel, constructive trust, and money had and received, among other causes of action. Plaintiffs generally seek compensatory and consequential damages and such further relief as the court deems just and proper. In addition, certain plaintiffs seek a declaration that SCE&G may not charge its customers for past and continuing costs of the nuclear project. Certain plaintiffs also seek to freeze or appoint a receiver for certain of SCE&G’s assets, including all money SCE&G has received under the Toshiba payment guaranty and related settlement agreement and money to be collected from customers for the new nuclear project.

In addition, lawsuits seeking class action status have been filed on behalf of investors in District Court against SCANA and certain of its executive officers. The plaintiffs allege, among other things, that defendants violated Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 promulgated thereunder (i.e., employment of manipulative and deceptive devices), and one suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs in each of these suits seek compensatory and consequential damages and such further relief as the court deems proper.

The Company has also been served with subpoenas issued by the United States Attorney’s Office for the District of South Carolina and the staff of the SEC's Division of Enforcement seeking documents relating to the new nuclear project. In addition, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee have requested that SLED conduct a criminal investigation into the handling of the new nuclear project by SCANA and SCE&G. The Company and Consolidated SCE&G intend to fully cooperate with any such investigations.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits which have been filed against them, they cannot predict the timing or outcome of these matters or others that may arise, and adverse outcomes from some of these matters would not be covered by insurance. The Company and Consolidated SCE&G cannot provide any estimate or range of potential loss for these matters at this time, and therefore, no accrual for these potential losses has been included in the condensed consolidated financial statements. Such outcomes could have a material adverse effect on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

Environmental

On August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule includes state-specific goals for reducing national CO2 emissions by 32% from 2005 levels by 2030, and establishes a phased-in compliance approach beginning in 2022. The rule gives each state from one to three years to issue its SIP, which will ultimately define the specific compliance methodology that will be applied to existing units in that state. On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. As a result of an Executive Order on March 28, 2017, the EPA placed the rule under review and the Court of Appeals agreed to hold the case in abeyance. On October 10, 2017, the Administrator of the EPA signed a notice proposing to repeal the rule on the grounds that it exceeds the EPA's statutory authority.  The EPA is further considering the scope of any potential replacement rule and plans to formally solicit information on systems of emission reduction that are in accord with the EPA's interpretation of its statutory authority. The Company and Consolidated SCE&G expect any costs incurred to comply with such rule to be recoverable through rates.

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

The CWA provides for the imposition of effluent limitations that require treatment for wastewater discharges. Under the CWA, compliance with applicable limitations is achieved under state-issued NPDES permits such that, as a facility’s NPDES permit is renewed, any new effluent limitations would be incorporated. The ELG Rule had become effective on January 4, 2016, after which state regulators could modify facility NPDES permits to match more restrictive standards, which would require facilities to retrofit with new wastewater treatment technologies. Compliance dates varied by type of wastewater, and some were based on a facility's five-year permit cycle and thus could range from 2018 to 2023. However, the ELG Rule is under reconsideration by the EPA and has been stayed administratively. The EPA has decided to conduct a new rulemaking that could result in revisions to certain flue gas desulfurization wastewater and bottom ash transport water requirements in the ELG Rule. Accordingly, in September 2017 the EPA finalized a rule that resets compliance dates under the ELG Rule to a range from November 1, 2020 to December 31, 2023. The EPA indicates that the new rulemaking process may take up to three years to complete, such that any revisions to the ELG Rule likely would not be final until the summer of 2020. While the Company and Consolidated SCE&G expect that wastewater treatment technology retrofits will be required at Williams and Wateree Stations, any costs incurred to comply with the ELG Rule are expected to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2018 and will cost an additional $9.9 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At September 30, 2017, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.7 million and are included in regulatory assets.

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

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended September 30, 2017
Electric Operations	$786	$1	$126	n/a
Gas Distribution	123	—	(7)	n/a
Gas Marketing	167	35	n/a	$1
All Other	—	90	—	(7)
Adjustments/Eliminations	—	(126)	1	40
Consolidated Total	$1,076	$—	$120	$34

Nine Months Ended September 30, 2017
Electric Operations	$2,042	$4	$549	n/a
Gas Distribution	584	1	109	n/a
Gas Marketing	623	93	n/a	$17
All Other	—	286	—	(14)
Adjustments/Eliminations	—	(384)	27	323
Consolidated Total	$3,249	$—	$685	$326

Three Months Ended September 30, 2016
Electric Operations	$817	$1	$364	n/a
Gas Distribution	111	—	(14)	n/a
Gas Marketing	165	35	n/a	$(1)
All Other	—	100	—	(7)
Adjustments/Eliminations	—	(136)	(2)	197
Consolidated Total	$1,093	$—	$348	$189

Nine Months Ended September 30, 2016
Electric Operations	$2,035	$4	$784	n/a
Gas Distribution	538	1	79	n/a
Gas Marketing	598	83	n/a	$23
All Other	—	302	—	(14)
Adjustments/Eliminations	—	(390)	37	462
Consolidated Total	$3,171	$—	$900	$471

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended September 30, 2017
Electric Operations	$787	$125	n/a
Gas Distribution	69	(2)	n/a
Adjustments/Eliminations	—	—	$39
Consolidated Total	$856	$123	$39

Nine Months Ended September 30, 2017
Electric Operations	$2,046	$549	n/a
Gas Distribution	285	42	n/a
Adjustments/Eliminations	—	—	$270
Consolidated Total	$2,331	$591	$270

Three Months Ended September 30, 2016
Electric Operations	$818	$364	n/a
Gas Distribution	64	(5)	n/a
Adjustments/Eliminations	—	—	$201
Consolidated Total	$882	$359	$201

Nine Months Ended September 30, 2016
Electric Operations	$2,039	$784	n/a
Gas Distribution	253	32	n/a
Adjustments/Eliminations	—	—	$423
Consolidated Total	$2,292	$816	$423

Segment Assets	The Company		Consolidated SCE&G
	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2017	2016	2017	2016
Electric Operations	$12,294	$11,929	$12,294	$11,929
Gas Distribution	3,080	2,892	856	825
Gas Marketing	187	230	n/a	n/a
All Other	970	1,124	n/a	n/a
Adjustments/Eliminations	3,488	2,532	4,283	3,337
Consolidated Total	$20,019	$18,707	$17,433	$16,091

11.    AFFILIATED TRANSACTIONS

The Company and Consolidated SCE&G:

SCE&G owns 40% of Canadys Refined Coal, LLC, which is involved in the manufacturing and sale of refined coal to reduce emissions. SCE&G accounts for this investment using the equity method. The net of the total purchases and total sales are recorded in Other expenses on the consolidated statements of income (for the Company) and of comprehensive income (for Consolidated SCE&G).

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2017	2016	2017	2016
Purchases from Canadys Refined Coal, LLC	$47.5	$41.8	$144.9	$138.6
Sales to Canadys Refined Coal, LLC	47.2	41.6	144.0	137.8

Millions of Dollars	September 30, 2017	December 31, 2016
Receivable from Canadys Refined Coal, LLC	$7.6	$16.0
Payable to Canadys Refined Coal, LLC	7.7	16.1

Consolidated SCE&G:

SCE&G purchases natural gas and related pipeline capacity from SCANA Energy to serve its retail gas customers and certain electric generation requirements.

SCANA Services, on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are recorded in Other operation and maintenance - nonconsolidated affiliate and Other expenses on the consolidated statements of comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2017	2016	2017	2016
Purchases from SCANA Energy	$35.3	$34.8	$93.4	$83.1
Direct and Allocated Costs from SCANA Services	78.1	80.4	233.6	236.4

Millions of Dollars	September 30, 2017	December 31, 2016
Payable to SCANA Energy	$10.7	$8.8
Payable to SCANA Services	45.3	63.5

Consolidated SCE&G's money pool borrowings from an affiliate are described in condensed consolidated Note 4. SCE&G's participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs is described in condensed consolidated Note 8.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2017
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

Earnings

Earnings were as follows:

	Third Quarter		Year to Date
The Company	2017	2016	2017	2016
Earnings per share	$0.24	$1.32	$2.28	$3.29

Consolidated SCE&G
Net income (millions of dollars)	$41.8	$204.0	$279.7	$432.9

Third Quarter
The Company's earnings per share and Consolidated SCE&G's net income reflect lower operating income from Electric Operations, which includes an impairment loss associated with the abandonment of the New Units, partially offset by improved operating income from Gas Distribution. These and other results are discussed below.

Year to Date
The Company's earnings per share and Consolidated SCE&G's net income reflect lower operating income from Electric Operations, which includes an impairment loss associated with the abandonment of the New Units, partially offset by higher operating income from Gas Distribution. The Company's earnings per share also reflects lower net income from Gas Marketing. These and other results are discussed below.

Matters Impacting Future Results

The Company's decision on July 31, 2017 to stop construction of the New Units and to pursue recovery of the cost of the abandoned plants could have significant impacts on the Company's and Consolidated SCE&G's future earnings, cash flows and financial position, including those related to the ultimate recovery of regulatory assets and the sustainability of their tax positions. The Company and Consolidated SCE&G continue to believe the decision to abandon was prudent and that costs incurred with respect to the project were prudent, have contested specific challenges to this decision, and believe that the issues related to the recovery of the cost of the New Units and related to the rates currently being collected under the BLRA for financing costs should both be resolved in future proceedings before the SCPSC. However, based on the events of the third quarter, including the contentious nature of ongoing reviews by legislative committees and others, and given the Request being considered by the SCPSC that could result in the suspension of rates currently being collected under the BLRA, as well as the return of such amounts previously collected, there is significant uncertainty as to SCE&G's ultimate ability to fully recover its costs of the New Units and a return on them from its customers.

The Company and Consolidated SCE&G have determined that a disallowance of recovery of part of the cost of the abandoned plant is both probable and reasonably estimable under applicable accounting guidance. A pre-tax impairment loss of approximately $210 million, the estimated amount which might be anticipated to be disallowed from rate recovery, has been recorded as of September 30, 2017. This estimate represents costs in the amount of $1.2 billion that have been expended on the project, exclusive of transmission costs, but which have not yet been determined to be prudent by the SCPSC in a revised rates proceeding under the BLRA, offset by the amount of approximately $1.0 billion, which amount represents the recovery of the Toshiba Settlement proceeds that are in excess of amounts from that settlement that the Company and Consolidated SCE&G estimate may be necessary to satisfy project liens. It is reasonably possible that a change in this estimate will occur in the near term and could be material; however, such a change cannot be reasonably estimated.

These matters impacting future results are further discussed under Impact of Abandonment of New Nuclear Project within LIQUIDITY AND CAPITAL RESOURCES, in Note 2 and Note 9 to the condensed consolidated financial statements, in OTHER MATTERS and in Part II, Item 1A. Risk Factors.

Dividends Declared

SCANA's Board of Directors declared the following dividends on common stock during 2017:

Declaration Date	Payment Date	Record Date	Dividend Per Share
February 16, 2017	April 1, 2017	March 10, 2017	$0.6125
April 27, 2017	July 1, 2017	June 12, 2017	$0.6125
August 3, 2017	October 1, 2017	September 11, 2017	$0.6125
October 26, 2017	January 1, 2018	December 12, 2017	$0.6125

When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

Electric Operations

Electric Operations for the Company and for Consolidated SCE&G is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric Operations operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$787.3	$818.4	$2,045.9	$2,038.5	$787.3	$818.4	$2,045.9	$2,038.5
Fuel used in electric generation	166.5	176.4	464.1	442.9	166.5	176.4	464.1	442.9
Purchased power	22.3	21.0	54.1	49.6	22.3	21.0	54.1	49.6
Other operation and maintenance	133.1	130.0	382.5	389.9	136.6	133.6	393.2	400.1
Impairment loss	210.0	—	210.0	—	210.0	—	210.0	—
Depreciation and amortization	73.8	71.9	219.9	213.4	70.8	68.8	211.0	204.7
Other taxes	56.4	55.4	166.8	159.0	55.9	54.9	165.0	157.5
Operating Income	$125.2	$363.7	$548.5	$783.7	$125.2	$363.7	$548.5	$783.7

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric revenue and fuel costs attributable to the effects of abnormal weather. Results in both 2017 and 2016 reflect milder than normal weather in the first quarter and warmer than normal weather in the second and third quarters. The summer of 2016 was exceptionally warmer than normal.

Third Quarter

•
Operating revenues decreased due to the effects of weather of $49.7 million, lower residential and commercial average use of $6.6 million and lower collections under the rate rider for pension costs of $3.8 million. The lower pension rider collections had no impact on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of lower pension costs. These decreases were partially offset due to base rate increases under the BLRA of $19.0 million, residential and commercial growth of $8.3 million and higher fuel cost recovery of $1.4 million.

•
Fuel used in electric generation and purchased power expenses decreased due to lower sales volumes associated with the effects of weather of $10.3 million, residential and commercial average use of $1.3 million and industrial usage of $0.7 million. These decreases were partially offset due to higher sales volumes associated with residential and commercial customer growth of $1.6 million, higher fuel handling expenses of $1.2 million and higher fuel prices of $1.4 million.

•
Other operation and maintenance expenses increased due to higher non-labor electric generation costs of $2.0 million and the recognition of nuclear abandonment-related severance costs of $12.3 million. These increases were partially offset by lower other labor costs of $12.6 million, primarily due to lower incentive compensation costs and lower pension costs associated with the lower pension rider collections.

•	Impairment loss represents the estimate of the probable disallowance of recovery associated with the abandonment of the New Units.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Operating revenues increased due to base rate increases under the BLRA of $50.1 million, residential and commercial growth of $23.0 million, industrial growth and usage of $3.6 million, revenue recognized under the DER program of $3.4 million and higher fuel cost recovery of $45.7 million. These revenue increases were partially offset by the effects of weather of $102.1 million and lower residential and commercial average use of $16.4 million.

•
Fuel used in electric generation and purchased power expenses increased due to higher fuel prices of $45.7 million, higher fuel handling expenses of $1.7 million and increased sales volumes associated with residential and commercial customer growth of $4.4 million. These increases were partially offset due to lower sales volumes associated with the effects of weather of $20.9 million, residential and commercial average use of $3.6 million and lower industrial usage of $2.3 million.

•
Other operation and maintenance expenses decreased due to lower other labor costs of $16.4 million, primarily due to lower incentive compensation costs. These lower other labor costs were partially offset by higher non-labor electric generation costs of $2.0 million and the recognition of nuclear abandonment-related severance costs of $12.3 million.

•	Impairment loss represents the estimate of the probable disallowance of recovery associated with the abandonment of the New Units.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations above, by class, were as follows:

	Third Quarter		Year to Date
Classification	2017	2016	2017	2016
Residential	2,384	2,648	5,936	6,450
Commercial	2,159	2,259	5,663	5,861
Industrial	1,652	1,676	4,676	4,760
Other	163	171	444	462
Total Retail Sales	6,358	6,754	16,719	17,533
Wholesale	257	276	699	725
Total Sales	6,615	7,030	17,418	18,258

Third Quarter and Year to Date
Retail and wholesale sales volumes decreased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G, and for the Company, also includes PSNC Energy.  Gas Distribution operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Operating revenues	$123.4	$111.9	$585.7	$539.3	$68.3	$64.0	$285.1	$253.2
Gas purchased for resale	57.8	51.2	254.1	238.2	38.5	36.5	146.5	126.0
Other operation and maintenance	39.8	42.9	126.2	129.7	16.9	18.4	52.9	54.1
Depreciation and amortization	21.4	20.8	63.3	60.9	7.4	6.8	21.6	20.3
Other taxes	10.5	10.4	32.4	31.3	7.2	7.0	21.6	20.3
Operating Income (Loss)	$(6.1)	$(13.4)	$109.7	$79.2	$(1.7)	$(4.7)	$42.5	$32.5

The effect of abnormal weather conditions on gas distribution operating income is mitigated by the WNA at SCE&G and the CUT at PSNC Energy, as further described in Note 1 of the consolidated financial statements in SCANA's and SCE&G's Form 10-K for December 31, 2016. The WNA and the CUT do not affect sales volumes.

Third Quarter

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA effective November 2016 of $0.6 million, customer growth of $1.8 million and higher average use of $1.2 million. In addition to these factors, operating revenues at the Company increased due to PSNC Energy's gas cost recovery of $3.0 million, a rate increase effective November 2016 of $1.8 million, higher industrial revenue of $1.3 million and customer growth of $1.0 million.

•
Gas purchased for resale at SCE&G increased primarily due to firm customer growth of $1.2 million and higher average use of $1.2 million. In addition to these factors, gas purchased for resale at the Company increased primarily due to PSNC Energy's higher commodity charges of $3.5 million and higher CUT of $1.6 million, partially offset by a refund of deferred income taxes of $0.7 million.

•
Other operation and maintenance expenses decreased primarily due to lower labor costs of $3.8 million at PSNC Energy and $1.7 million at SCE&G, primarily due to lower incentive compensation costs. These increases were partially offset by higher non-labor costs at PSNC Energy.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA effective November 2016 of $3.5 million, customer growth of $8.1 million and higher gas cost recovery of $16.4 million. In addition to these factors, operating revenues at the Company increased due to PSNC Energy's higher gas cost recovery and CUT of $33.4 million, a rate increase effective November 2016 of $14.7 million and customer growth of $6.9 million. These increases were partially offset by milder weather and lower average use of $33.1 million and an excess deferred income tax refund of $4.2 million at PSNC Energy.

•
Gas purchased for resale at SCE&G increased primarily due to higher gas prices of $21.2 million and increased sales volumes associated with firm customer growth of $4.7 million. These increases were partially offset by lower sales volumes due to weather of $5.1 million. This overall increase was partially offset at the Company by PSNC Energy's lower fixed gas costs of $6.3 million, milder weather of $16.6 million and an excess deferred income tax refund of $4.2 million partially offset by higher commodity charges of $23.7 million.

•
Other operation and maintenance expenses decreased primarily due to lower labor costs of $7.5 million at PSNC Energy and $3.1 million at SCE&G, primarily due to lower incentive compensation costs. These decreases were partially offset by higher non-labor costs of $1.9 million at SCE&G and $4.8 million at PSNC Energy.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) related to gas distribution above by class, including transportation, were as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Classification (in thousands)	2017	2016	2017	2016	2017	2016	2017	2016
Residential	2,196	2,073	21,958	27,055	742	696	6,690	8,473
Commercial	4,537	4,363	19,113	20,748	2,381	2,295	8,783	9,361
Industrial	4,644	4,493	14,723	14,380	4,289	4,141	13,289	12,762
Transportation	14,865	15,171	38,313	37,089	1,516	1,252	4,602	3,747
Total	26,242	26,100	94,107	99,272	8,928	8,384	33,364	34,343

Third Quarter
Residential and commercial firm sales volumes increased primarily due to customer growth. Industrial sales volumes increased primarily due to customer growth and average use at SCE&G. Transportation volumes at PSNC Energy decreased primarily due to a decline in natural gas fired electric generation, partially offset by a significant customer expansion, and increased at SCE&G due to higher transport volumes for industrial interruptible customers.

Year to Date
Residential and commercial firm sales volumes decreased primarily due to the effects of weather and lower average use, partially offset by customer growth. Industrial sales volumes increased at SCE&G primarily due to customer growth, higher average use and fewer curtailments in 2017 and decreased at PSNC Energy primarily due to the effects of weather. Transportation volumes increased at SCE&G primarily due to higher transport volumes for industrial interruptible customers and firm customers shifting from system supply to transportation only service and increased at PSNC Energy primarily due to a significant customer expansion mostly offset by a decline in natural gas fired electric generation as well as the effects of milder weather.

Gas Marketing

Gas Marketing is comprised of the Company's nonregulated marketing operation, SCANA Energy, which operates in the southeast and includes Georgia’s retail natural gas market.  Gas Marketing operating revenues and net income were as follows:

	Third Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016
Operating revenues	$202.1	$199.8	$716.4	$681.5
Net income (Loss)	0.7	(1.0)	16.9	22.9

Third Quarter
Revenues increased primarily due to higher commodity pricing. Net income increased primarily due to lower operating expenses.

Year to Date
Revenue increased primarily due to higher commodity pricing. Net income decreased primarily due to milder winter weather.

 Other Operating Expenses

Other operating expenses were as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Other operation and maintenance	$183.1	$186.6	$543.1	$557.9	$153.5	$152.0	$446.1	$454.2
Impairment loss	210.0	—	210.0	—	210.0	—	210.0	—
Depreciation and amortization	95.7	93.2	284.7	276.1	78.2	75.6	232.6	225.0
Other taxes	67.2	66.3	200.2	191.8	63.1	62.0	186.6	177.8

Changes in other operating expenses are primarily attributable to the electric operations and gas distribution segments and are addressed in their respective operating income discussions.

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities of regulated subsidiaries, the activities of certain non-regulated subsidiaries and AFC. AFC is a utility accounting practice whereby a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the condensed consolidated balance sheet as construction work in progress) is capitalized. An equity portion of AFC is included in nonoperating income and a debt portion of AFC is included in interest charges (credits), both of which have the effect of increasing reported net income. Components of other income (expense) and AFC were as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2017	2016	2017	2016	2017	2016	2017	2016
Other income	$28.4	$15.8	$61.0	$46.4	$20.8	$7.3	$36.1	$19.6
Other expense	(7.0)	(7.1)	(25.4)	(31.5)	(6.2)	(4.6)	(17.3)	(18.8)
AFC - equity funds	(0.6)	6.9	17.6	21.6	(3.5)	6.4	12.7	18.7

Third Quarter
Other income at the Company and at Consolidated SCE&G increased $10.9 million due to the accrual of carrying costs on unrecovered nuclear project costs and by $1.9 million due to SCPSC-approved carrying cost recovery on certain other deferred items. AFC decreased, and was negative for the quarter, due to an adjustment to a revised (lower) AFC rate as a result of removing new nuclear related capital costs from the average construction work in progress balance used to determine the annual AFC rate following the abandonment decision.

Year to Date
Other income at the Company and at Consolidated SCE&G increased $10.9 million due to the accrual of carrying costs on unrecovered nuclear project costs and by $4.6 million due to SCPSC-approved carrying cost recovery on certain other deferred items. Other income and other expense at the Company decreased due to lower billings to DCGT for transition services provided at cost following the sale of Carolina Gas Transmission Corporation in 2015. AFC decreased due to an adjustment to a revised (lower) AFC rate as a result of removing new nuclear related capital costs from the average construction work in progress balance used to determine the annual AFC rate following the abandonment decision.

Interest Expense

     Interest charges increased primarily due to increased borrowings.

Income Taxes

Income tax expense was lower primarily due to lower income before income taxes primarily attributable to the impairment loss.

LIQUIDITY AND CAPITAL RESOURCES

Impact of Abandonment of New Nuclear Project

Toshiba provided a parental guaranty for WEC’s payment obligations under the EPC Contract. In satisfaction of such guaranty obligations, on July 27, 2017, the Toshiba Settlement was executed under which Toshiba was to begin making periodic settlement payments from October 2017 through September 2022 in the total amount of approximately $2.2 billion ($1.2 billion for SCE&G's 55% share), including certain amounts with respect to contractor liens. These payments were to occur even if the project were abandoned. On September 27, 2017, the Toshiba Settlement, exclusive of the payment due in October 2017, was sold to Citibank for $1.847 billion (approximately $1.016 billion for SCE&G's 55% share), including amounts related to the contractor liens. The October payment was then received from Toshiba on October 2, 2017, as scheduled, in the amount of $150 million ($82.5 million for SCE&G's 55% share).

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, the ORS filed the Request with the SCPSC asking for an order directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS relied upon the opinion from the Office of Attorney General to assert that it is not just and reasonable or in the public interest to allow SCE&G to continue collecting revised rates. Further, the ORS noted the existence of an allegation that SCE&G failed to disclose information that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. SCE&G estimates that revised rates collections currently total approximately $445 million annually, and the amounts accumulated as of September 30, 2017 total approximately $1.8 billion.

On September 28, 2017, citing numerous legal deficiencies in the Request, SCE&G filed a Motion to Dismiss the request by the ORS and a Request for Briefing Schedule and Hearing on Motion to Dismiss. On September 28, 2017, the SCPSC deferred action on the Request and ordered a hearing officer to establish a briefing schedule and hearing date on SCE&G's motion. The hearing has been scheduled for December 12, 2017, and the parties who have filed to intervene in the matter or have filed a letter in support of the request by the ORS include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, the SCEUC, certain large industrial customers, and several environmental groups. SCE&G intends to vigorously contest the request by the ORS, but cannot give any assurance as to the timing or outcome of this matter. If the ORS ultimately prevails in the Request, however, the liquidity and capital resources of the Company and Consolidated SCE&G would be materially adversely affected.

On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G.

Pending the outcome of the Request, which may include consideration of how the proceeds received under or arising from the monetization of the Toshiba Settlement will be utilized for the benefit of customers, portions of those proceeds have been utilized to repay maturing commercial paper balances. These short-term borrowings had been incurred for the construction of the New Units prior to the decision to stop their construction (see condensed consolidated Note 9). Should the SCPSC or a court direct that these proceeds be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would reissue commercial paper or draw on its credit facilities to fund such requirement. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered nuclear project costs (see condensed consolidated Note 2) would be adversely impacted. Further, the recognition of significant additional impairment losses with respect to unrecovered nuclear project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities. Borrowing costs for long-term debt issuances could also be impacted.

For additional background on the new nuclear project and further details on the matters described above, see Note 9 to the condensed consolidated financial statements under New Nuclear Project - Toshiba Settlement and Subsequent Monetization
and Determination to Stop Construction and Related Regulatory, Political and Legal Developments, and also see OTHER MATTERS.

In the first quarter of 2017, credit ratings agencies placed SCANA and SCE&G’s credit ratings on negative outlook or watch status due to adverse developments relating to the new nuclear project. In the third quarter of 2017, two agencies lowered their ratings for SCANA and its rated subsidiaries, citing a decline in the regulatory environment as a principal reason for the downgrades, and both agencies maintained their negative outlook or watch status. Any actions taken by regulators or legislators that are viewed as adverse, including a requirement that SCE&G make credits to future bills or refunds to customers for prior revised rates collections, or deterioration of the rated companies’ commonly monitored financial credit metrics and additional adverse developments with respect to the new nuclear project could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, particularly any further decreases resulting in below investment grade ratings for long-term debt instruments, borrowing costs on new issuances would increase, which could adversely impact financial results or limit or eliminate refinancing opportunities, and the potential pool of investors and funding sources could decrease.

In addition, further ratings downgrades may result in lower collateral thresholds being applied to the Company's and Consolidated SCE&G's interest rate and commodity derivatives, or the removal of such thresholds altogether. This action would have the effect of requiring the Company to post additional collateral for derivative instruments with unfavorable fair values. Such further ratings downgrades would also significantly increase the cash required to be on deposit under certain gas supply and other agreements. See further discussion under the heading Credit Risk Considerations in Note 6 to the condensed consolidated financial statements.

Significant Tax Deductions and Credits

The Company and Consolidated SCE&G have claimed significant research and experimentation tax deductions and credits related to the design and construction activities of the New Units. A significant portion of these claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models. See Note 5 in the condensed consolidated financial statements. (See also Uncertain Income Tax Positions within the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the consolidated financial statements in the Registrants’ Form 10-K for the year ended December 31, 2016.)

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes. The permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, have been deferred within regulatory assets. As such, these claims have not had, and are not expected to have in the future, significant direct effects on the Company’s and Consolidated SCE&G’s results of operations.  Nonetheless, the claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows. Also, the claims have provided a significant source of capital and have lessened the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.  Similar benefits may be provided by claims for abandonment losses following the Company's determination to stop construction of the New Units.

The claims made to date are under examination, and may be considered controversial, by the IRS. Tax deductions which may be claimed in connection with the determination to abandon the construction of the New Units may also be considered controversial; therefore, it is also expected that the IRS will examine future tax returns. To the extent that any of these claims are not sustained on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts. Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's liquidity, cash flows and financial condition. In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed. Additionally, in such circumstances, the Company and Consolidated

SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access financial markets for other purposes.

Other Considerations

The Company anticipates that its cash obligations will be met through internally-generated funds and additional short- and long-term borrowings. The Company expects that, barring a future impairment of the capital markets and absent further negative credit ratings actions described above, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for refinancing maturing long-term debt. The Company’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2017 was 2.64 and 2.72, respectively. Consolidated SCE&G’s ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2017 was 2.78 and 2.80, respectively.

The Company is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. The letters of credit expire, subject to renewal, in the fourth quarter of 2019.

At September 30, 2017, the Company had net available liquidity of approximately $2.0 billion, comprised of cash on hand (including proceeds received under or arising from the monetization of the Toshiba Settlement described above) and available amounts under lines of credit. The credit agreements total an aggregate of $2.0 billion, of which $200 million is scheduled to expire in December 2018 and the remainder is scheduled to expire in December 2020. The Company regularly monitors the commercial paper and short-term credit markets to optimize the timing of repayment of outstanding balances on its draws, if any, from the credit facilities. The Company’s long term debt portfolio has a weighted average maturity of approximately 20 years at a weighted average effective interest rate of 5.8%. All of the long-term debt bears interest at fixed rates or is swapped to fixed. To further preserve liquidity, the Company rigorously reviews its projected capital expenditures and operating costs and adjusts them where possible without impacting safety and core customer service.

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

Cash flows from investing activities in 2017 were primarily related to the proceeds received under or arising from the monetization of the Toshiba Settlement described above offset by capital expenditures. In 2016, similar levels of capital expenditures were made in addition to funding of collateral deposit requirements with respect to interest rate swaps as interest rates changed.

Cash flows from financing activities in 2017 and 2016 included normal dividend payments and increases in commercial paper balances, as well as proceeds from the issuance of debt.

In June 2016, SCE&G issued $425 million of 4.1% first mortgage bonds due June 15, 2046. In addition, in June 2016 SCE&G issued $75 million of 4.5% first mortgage bonds due June 1, 2064, which constituted a reopening of $300 million of 4.5% first mortgage bonds issued in May 2014. Proceeds from these sales were used to repay short-term debt primarily incurred as a result of SCE&G’s construction program, to finance capital expenditures, and for general corporate purposes.

On November 1, 2016, Consolidated SCE&G paid at maturity $100 million related to a nuclear fuel financing which had an imputed interest rate of 0.78%

In June 2017, PSNC Energy issued $150 million of 4.18% senior notes due June 30, 2047. In June 2016, PSNC Energy issued $100 million of 4.13% senior notes due June 22, 2046. Proceeds from these sales were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

Capital Expenditures

Estimates of capital expenditures for construction and nuclear fuel are subject to continuing review and adjustment. As discussed in Note 2 and Note 9 of the condensed consolidated financial statements, the Company's July 31, 2017 decision to stop construction of the new nuclear project is the subject of ongoing reviews by legislative committees and others. No update to estimated capital expenditures for SCE&G - Electric Operations is available until these ongoing reviews have developed further.

Estimated capital expenditures for SCE&G - Gas and for PSNC Energy are as follows:

Estimated Annual Capital Expenditures

Millions of dollars	2017	2018	2019
SCE&G - Gas	$74	$100	$106
PSNC Energy	332	244	192
Total	$406	$344	$298

OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 9 of the condensed consolidated financial statements. For information related to the Company's and Consolidated SCE&G's unrecognized tax benefits, see Note 5 of the condensed consolidated financial statements.

Accounting for Plant Abandonments

On July 31, 2017, the Company determined to stop construction of the New Units and to pursue recovery of costs incurred in connection with their construction under the abandonment provisions of the BLRA. The BLRA provides that, in the event of abandonment prior to plant completion, costs incurred, including AFC, and a return on those costs may be recoverable through rates, if the SCPSC determines that the decision to abandon the New Units was prudent. In order to effect that recovery, the utility must initiate a proceeding by filing a petition with the SCPSC. Under the provisions of the BLRA, this petition would be heard by the SCPSC and ruled upon within six months.

SCE&G filed the Abandonment Petition on August 1, 2017, wherein it had sought recovery of costs expended on the project, including certain costs incurred subsequent to SCE&G's last revised rates update and certain other costs. The Abandonment Petition was voluntarily withdrawn by SCE&G on August 15, 2017. For additional information concerning the Company's abandonment decision and discussion of the reasons for the withdrawal of this petition, see Note 9 to the condensed consolidated financial statements under New Nuclear Project - Determination to Stop Construction and Related Regulatory, Political and Legal Developments. SCE&G expects to file a new petition under the abandonment provisions of the BLRA or to pursue recovery of costs through a general rate case or other regulatory means once the reviews being performed by the South Carolina House Utility Ratepayer Protection Committee, the South Carolina Senate's V.C. Summer Nuclear Project Review Committee and others have had sufficient opportunity to conclude and uncertainties involving an ORS request are known. See Note 2 and Note 9 to the condensed consolidated financial statements.

SCE&G intends to seek recovery of all amounts expended to date on the project, which costs had been capitalized within the Construction Work in Progress caption on the condensed consolidated balance sheet. Such capitalized costs totaled approximately $4.7 billion, against which an impairment loss of $210 million was recorded, and the remainder was reclassified as a regulatory asset as of September 30, 2017. The impairment loss is described below.

An application under the abandonment provisions of the BLRA and the regulatory process contemplated thereby have never been pursued or legally challenged. As a result, and in light of the contentious nature of the ongoing reviews by the South Carolina House Utility Ratepayer Protection Committee, the South Carolina Senate's V.C. Summer Nuclear Project Review Committee and others, it is uncertain whether SCE&G will be able to successfully recover such abandoned costs, and a reasonable return on them. Additionally, anticipated appeals of any ruling by the SCPSC could be protracted. Further, should the regulatory construct in South Carolina change in such a manner that relief is sought through other legal proceedings or through regulatory proceedings outside the provisions of the BLRA, such as in a general rate case, other uncertainties may arise.

GAAP requires that an entity determine whether recovery of any of the costs of an abandoned plant may be disallowed, and if so, the entity must recognize a loss to the extent the disallowance is probable and the amount is reasonably estimable. The entity must also determine whether any amount being recovered represents a full return on the abandoned plant. To the extent that a full return is not provided for, a loss must be recognized.

The Company and Consolidated SCE&G believe that the issues related to the recovery of the cost of the New Units and rates currently being collected under the BLRA for financing costs should be resolved in a future proceeding before the SCPSC. However, based on the considerations described above, the Company and Consolidated SCE&G have determined that a disallowance of recovery of part of the cost of the abandoned plant is both probable and reasonably estimable under applicable accounting guidance. A pre-tax impairment loss of $210 million, the estimated amount which might be anticipated to be disallowed from rate recovery, has been recorded as of September 30, 2017. This estimate represents costs in the amount of approximately $1.2 billion that have been expended on the project, exclusive of transmission costs, but which have not yet been determined to be prudent by the SCPSC in a revised rates proceeding under the BLRA, offset by the amount of approximately $1.0 billion, which amount represents the recovery of the Toshiba Settlement proceeds that are in excess of amounts from that settlement that the Company and Consolidated SCE&G estimate may be necessary to satisfy project liens.

These conclusions will be reevaluated as legislative and other reviews of the project develop, discovery and data request activities occur, or any settlement negotiations progress. If the Company and Consolidated SCE&G determine that an additional loss is probable and such loss or range of loss can be reasonably estimated, an additional impairment charge will be recognized.

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

Expected Maturity	2017	2018		2019	2020
Futures - Long
Settlement Price (a)	3.10	3.15		3.07	—
Contract Amount (b)	21.4	45.9		6.9	—
Fair Value (b)	20.1	45.4		7.1	—

Futures - Short
Settlement Price (a)	3.09	3.16		—	—
Contract Amount (b)	6.7	8.0		—	—
Fair Value (b)	6.0	7.7		—	—

Options - Purchased Call (Long)
Strike Price (a)	—	2.54		—	—
Contract Amount (b)	—	19.1		—	—
Fair Value (b)	—	1.0		—	—

Swaps - Commodity
Pay fixed/receive variable (b)	6.3	20.4		5.3	1.0
Average pay rate (a)	3.3022	3.2285		2.9381	2.8950
Average received rate (a)	3.1043	3.1288		2.9703	2.8219
Fair value (b)	5.9	19.8		5.4	0.9

Pay variable/receive fixed (b)	6.3	25.5		8.0	0.9
Average pay rate (a)	3.0973	3.0822		2.9796	2.8397
Average received rate (a)	3.1848	3.1643	2.9499	2.9499	2.8973
Fair value (b)	6.5	26.1		8.0	0.9

Swaps - Basis
Pay variable/receive variable (b)	7.1	8.0		0.3	—
Average pay rate (a)	3.0073	3.2222		3.2311	—
Average received rate (a)	2.9666	3.1828		3.1441	—
Fair value (b)	7.0	7.9		0.3	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2017, management for each of the Registrants has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures and (b) any change in internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2017, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended September 30, 2017 that has materially affected or is reasonably likely to materially affect internal control over financial reporting for either of the Registrants.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

SCANA and SCE&G:

The following describes certain legal proceedings through September 30, 2017. The Company and Consolidated SCE&G intend to vigorously contest the lawsuits which have been filed against them. For developments related to these or other proceedings subsequent to September 30, 2017, if any, see Note 2 and Note 9 to the condensed consolidated financial statements. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material or that such proceeding, items or matter is required to be referred to or disclosed in this Form 10-Q.

On August 11, 2017, a purported class action was filed against SCE&G by plaintiff LeBrian Cleckley (the “Cleckley Lawsuit”), on behalf of himself and all others similarly situated, in the State Court of Common Pleas in Richland County, South Carolina (the “Richland County Court”). The plaintiff alleges, among other things, that SCE&G was negligent and unjustly enriched and breached alleged fiduciary and contractual duties by failing to properly manage the V.C. Summer construction project. The plaintiff seeks to recover, on behalf of the purported class, unspecified damages and attorneys’ fees, specific performance of the alleged implied contract to construct the now abandoned project, and any other relief the court deems proper.
On August 14, 2017, a purported class action was filed against SCE&G by plaintiff Richard Lightsey, on behalf of himself and all others similarly situated, in the State Court of Common Pleas in Hampton County. The plaintiff makes substantially similar allegations as those alleged in the Cleckley Lawsuit and, in addition, alleges that SCE&G committed unfair trade practices and violated state anti-trust laws. The plaintiff seeks a declaratory judgment that SCE&G may not charge its customers for any past or continuing costs of the V.C. Summer construction project. The plaintiff also seeks compensatory, punitive and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. On August 25, 2017, SCE&G filed a motion to transfer venue to Lexington County, South Carolina.

On August 28, 2017, a purported class action was filed against SCANA and SCE&G by plaintiff Edwinda Goodman, on behalf of herself and all others similarly situated, in the State Court of Common Pleas in Fairfield County (the “Fairfield County Court”). The plaintiff makes substantially similar allegations as those alleged in the Cleckley Lawsuit and, in addition, alleges that SCE&G committed fraud and misrepresentation in failing to properly manage the V.C. Summer construction project. The plaintiff seeks to have the defendants’ assets frozen and all monies recovered from Toshiba and other sources be placed in a constructive trust for the benefit of ratepayers. The plaintiff also seeks compensatory, punitive and treble damages, attorneys’ fees, and any other relief the court deems proper.

On September 7, 2017, a purported class action was filed against Santee Cooper, SCE&G and Palmetto Electric Cooperative, Inc. by plaintiff Jessica Cook, on behalf of herself and all others similarly situated, in the Richland County Court. The plaintiff makes substantially similar allegations as the Cleckley Lawsuit and the Lightsey Lawsuit. The plaintiff seeks a declaratory judgment that defendants may not charge the purported class for reimbursement for past or future costs of the V.C. Summer Nuclear construction project, as well as other compensatory and statutory treble damages, attorneys’ fees, and any other relief the court deems proper.

Also on September 7, 2017, a purported class action was filed against Santee Cooper and SCANA by plaintiffs Hope Brown and Thomas Lott, on behalf of themselves and all others similarly situated, in the Richland County Court. The plaintiffs allege, among other things, that SCE&G conspired with Santee Cooper to unlawfully deprive plaintiffs of their property rights guaranteed under the United States and South Carolina Constitutions and were unjustly enriched by the V.C. Summer Nuclear construction project. The plaintiffs seek disgorgement of all monies spent by defendants on the project, as well as other compensatory and punitive damages, attorneys’ fees, and any other relief the court deems proper.

On September 25, 2017, a purported class action was filed against SCANA by plaintiff Christine Delmater, on behalf of herself and all others similarly situated, in United States District Court for the District of South Carolina (the “Federal District Court”). The plaintiff alleges, among other things, that SCE&G violated provisions of the Racketeer Influenced and Corrupt Organizations Act (“RICO”) 18 U.S.C. §1961, was negligent, breached alleged contractual duties, and was unjustly enriched by failing to properly manage the V.C. Summer construction project. The plaintiff seeks compensatory and consequential damages, and any other relief the court deems proper.

Also on September 25, 2017, a purported class action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Jimmy Addison, Stephen Byrne, and SCANA by plaintiff John Crangle, on behalf of himself and all others similarly situated, in the

Richland County Court. The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the V.C. Summer construction project, and that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the project. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper.

On September 27, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, Jimmy E. Addison, and Stephen A. Byrne by plaintiff Robert L. Norman, on behalf of himself and all others similarly situated, in the Federal District Court. The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants are liable under §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper.

On April 27, 2017, SCE&G filed a declaratory judgment lawsuit in the State Court of Common Pleas in Fairfield County, South Carolina (the “Lawsuit”), against Structural Preservation Systems, Inc., a subcontractor to WEC and several dozen other companies that were WEC subcontractors, or who otherwise provided such labor and materials for other companies for the use and benefit of WEC (collectively, the “WEC Subcontractors”), who claimed that WEC had not paid them for work on the V.C. Summer construction project. The Lawsuit was filed for the purpose of asserting SCE&G’s common defenses to such claims by the WEC Subcontractors that WEC owed them payment for labor or materials they supplied on the project. Since that time, more than 40 individual cases have been filed by WEC Subcontractors against SCE&G and Santee Cooper asserting statutory and common law claims against both entities for alleged non-payment by WEC.  On September 29, 2017, SCE&G obtained a court order consolidating all current and future lawsuits among SCE&G, Santee Cooper, and the WEC Subcontractors arising out of allegations of non-payment of the WEC Subcontractors by WEC. SCE&G also obtained a court order that designated all such lawsuits as complex and assigning them to one judge.  Finally, SCE&G obtained a third Court Order that stayed any party's otherwise required response to any lawsuit, claim, cross-claim, counterclaim, or third party claim in these lawsuits until the parties could work on case management issues and present a plan for case management to the judge assigned the cases.  The lawsuits are in the pleadings stage. The WEC Subcontractors have made claims including but not limited to foreclosure of mechanics liens, common law theories including but not limited to negligence and breach of contract, equitable theories including the imposition of a constructive trust on the Toshiba settlement proceeds, damages, and injunctive relief.

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the new nuclear project. The subpoena requires the Company to produce a broad range of documents related to the project. Also in September 2017, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee requested that SLED conduct a criminal investigation into the handling of the new nuclear project by SCANA and SCE&G.

On June 22, 2017, the Friends of the Earth and the Sierra Club filed a complaint against SCE&G with the SCPSC, requesting that the SCPSC initiate a formal proceeding to direct SCE&G to immediately cease and desist from expending any further capital costs related to the construction of the New Units; to determine the prudence of acts and omissions by SCE&G in connection with the construction of the New Units; to review and determine the prudence of abandonment of the New Units and of the available least cost efficiency and renewable energy alternatives; and to remedy, abate and make due reparations for the rates charged to ratepayers related to the construction of the New Units. SCE&G filed its answer to the complaint on July 19, 2017.

On September 26, 2017, the ORS filed the Request with the SCPSC asking for an order directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS relied upon an opinion of the South Carolina Office of Attorney General issued on the same date, to assert that it is not just and reasonable or in the public interest to allow SCE&G to continue collecting revised rates. Further, the ORS noted the existence of an allegation that SCE&G failed to disclose information that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections.

On September 28, 2017, SCE&G filed a Motion to Dismiss the Request and a Request for Briefing Schedule and Hearing on Motion to Dismiss. On September 28, 2017, the SCPSC deferred action on the Request and ordered a hearing officer to establish a briefing schedule and hearing date on SCE&G's motion. The hearing has been scheduled for December 12, 2017, and the parties who have filed to intervene in the matter include the state's Office of Attorney General and Speaker of the

House of Representatives, the Electric Cooperatives of South Carolina, a large industrial customer, and several environmental groups.

On March 29, 2017, WEC and WECTEC and certain of their affiliates filed petitions for protection under Chapter 11 of the U.S. Bankruptcy Code with the Bankruptcy Court. On September 1, 2017, SCE&G, for itself and as agent for Santee Cooper, filed with the Bankruptcy Court Proofs of Claim for unliquidated damages against each of WEC and WECTEC. The Proofs of Claim are based upon the anticipatory repudiation and material breach by the Consortium of the EPC Contract, and assert against WEC any and all claims that are based thereon or that may be related thereto. On September 27, 2017, SCE&G sold substantially all of its interest in the Toshiba Settlement and assigned all of its claims under the WEC bankruptcy process to Citibank. SCE&G has agreed to use commercially reasonable efforts to cooperate with Citibank and provide reasonable support necessary for its enforcement of those claims. Notwithstanding the sale of the claims, SCE&G and Santee Cooper remain responsible for any claims that may be made by WEC and WECTEC against them relating to the EPC Contract.

On August 8, 2017 a purported class action was filed against SCANA, SCE&G, and its co-defendants Fluor and Fluor Enterprises, Inc., by plaintiff Harry Pennington III, on behalf of himself and all others similarly situated, in Federal District Court. The plaintiff alleges, among other things, that the defendants violated the Worker Adjustment and Retraining Notification Act (“WARN Act”) in connection with the decision to stop construction on the new nuclear project. The plaintiff alleges that the defendants failed to provide adequate advance written notice of his termination of employment.

ITEM 1A. RISK FACTORS

The risk factors from the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 2016, and combined Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, have been updated and are restated below in their entirety.

The risk factors that follow relate in each case to the Company, and where indicated the risk factors also relate to Consolidated SCE&G.

There is uncertainty as to whether the Company and Consolidated SCE&G will be able to recover costs expended for the New Units, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through a general rate case or other regulatory means. In the event the Company and Consolidated SCE&G were to determine that all or a portion of their remaining unrecovered nuclear project costs are to be disallowed and that significant impairment losses must be recognized, material adverse impacts on their results of operations, cash flows and financial condition would occur.

During the term of the Interim Assessment Agreement, SCE&G and Santee Cooper evaluated the various elements of the new nuclear project, including forecasted costs and completion dates, while construction continued, and SCE&G and Santee Cooper continued to make payments for such work. Based on this evaluation, and in light of Santee Cooper's decision to suspend construction, on July 31, 2017, the Company determined to stop construction of the New Units and to pursue recovery of costs incurred in connection with such construction under the abandonment provisions of the BLRA or through a general rate case or other regulatory means. On July 31, 2017, SCE&G gave WEC a five-day notice of termination of the Interim Assessment Agreement, and notified WEC of its determination to stop construction of the New Units.

On August 1, 2017, SCE&G senior management provided an allowable ex parte briefing to the SCPSC regarding the project and this decision, and SCE&G also filed the Abandonment Petition with the SCPSC which included its plan of abandonment and also certain proposed actions which would mitigate related customer rate increases, including a proposal to return to customers the net value of the proceeds received by SCE&G under or arising from the Toshiba Settlement.

The BLRA provides that, in the event of abandonment prior to plant completion, costs incurred, including AFC, and a return on those costs may be recoverable through rates, if the SCPSC determines that the decision to abandon the New Units was prudent. Through the Abandonment Petition, SCE&G had sought recovery of such costs expended on the construction of the New Units, including certain costs incurred subsequent to SCE&G's last revised rates update, and a reasonable return on those costs, and certain other costs under the abandonment provisions of the BLRA. Subsequently, SCE&G’s management met with various stakeholders and members of the South Carolina General Assembly, including legislative leaders, to discuss the abandonment of the new nuclear project and to hear their concerns. In response to those concerns, and to allow for adequate time for governmental officials to conduct their reviews, SCE&G voluntarily withdrew the Abandonment Petition from the SCPSC on August 15, 2017.

In August 2017, special committees of the South Carolina General Assembly, both in the House and in the Senate, began conducting public hearings regarding the decision to abandon the new nuclear project. Members of SCE&G's senior management, along with representatives from Santee Cooper, the ORS and other interested parties, testified before these committees. The reviews being conducted by each of these committees are continuing and neither the Company nor Consolidated SCE&G can predict when their reviews will be complete or what actions, if any, may be proposed or taken, including legislative actions related to the BLRA.

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the new nuclear project. The subpoena requires the Company to produce a broad range of documents related to the project. Also in September 2017, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee requested that SLED conduct a criminal investigation into the handling of the new nuclear project by SCANA and SCE&G. In October 2017, the staff of the SEC's Division of Enforcement also issued a subpoena for documents related to an investigation they are conducting related to the new nuclear project. The Company and Consolidated SCE&G intend to fully cooperate with these investigations, and no assurance can be given as to the timing or outcome of these matters.

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, the ORS filed the Request with the SCPSC asking for an order directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS relied upon the opinion from the Office of Attorney General to assert that it is not just and reasonable or in the public interest to allow SCE&G to continue collecting revised rates. Further, the ORS noted the existence of an allegation that SCE&G failed to disclose information that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. SCE&G estimates that revised rates collections currently total approximately $445 million annually, and the amounts accumulated as of September 30, 2017 total approximately $1.8 billion.

On September 27, 2017, the scheduled payments under the Toshiba Settlement, exclusive of the payment due in October 2017, were purchased by Citibank for a one-time upfront payment of $1.847 billion (approximately $1.016 billion for SCE&G's 55% share), including amounts related to certain liens that SCE&G is contesting but for which SCE&G may ultimately be liable. The initial payment was then received from Toshiba on October 2, 2017, as scheduled, in the amount of $150 million ($82.5 million for SCE&G's 55% share). These proceeds have been reflected as a regulatory liability on the condensed consolidated balance sheets, as they will be utilized to benefit SCE&G's customers in a manner to be determined by the SCPSC. On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. It is possible that the outcome of regulatory or legal proceedings could result in requiring SCE&G's share of these proceeds to be placed in escrow pending their final disposition. Such a requirement would significantly harm the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition. In addition, the purchase agreement with Citibank provides that SCE&G and Santee Cooper (each according to its pro rata share) would indemnify Citibank for its losses arising from misrepresentations or covenant defaults under the purchase agreement. If Toshiba fails to make scheduled payments to Citibank under the Toshiba Settlement, it is possible that Citibank could allege that such misrepresentations or covenant defaults have occurred.

On September 28, 2017, citing numerous legal deficiencies in the Request, SCE&G filed a Motion to Dismiss the Request and a Request for Briefing Schedule and Hearing on Motion to Dismiss. On September 28, 2017, the SCPSC deferred action on the Request and ordered a hearing officer to establish a briefing schedule and hearing date on SCE&G's motion. The hearing has been scheduled for December 12, 2017, and the parties who have filed to intervene in the matter or have filed a letter in support of the request by the ORS include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, the SCEUC, certain large industrial customers, and several environmental groups. SCE&G intends to vigorously contest the Request, but cannot give any assurance as to the timing or outcome of this matter. Any adverse action by the SCPSC, such as that sought by the ORS in the Request, could have a material adverse impact on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

Portions of the proceeds received under or arising from the monetization of the Toshiba Settlement have been utilized to repay maturing commercial paper balances, which short-term borrowings had been incurred for the construction of the New

Units prior to the decision to stop their construction. Should the SCPSC or a court direct that these proceeds be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would reissue commercial paper or draw on its credit facilities to fund such requirement. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered nuclear project costs would be adversely impacted. Further, the recognition of significant additional impairment losses with respect to unrecovered nuclear project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities. Borrowing costs for long-term debt issuances could also be impacted.

The ability of SCE&G to recover its costs related to the construction and subsequent abandonment of the new nuclear project, and a reasonable return on them, through rates will be subject to review and approval by the SCPSC. An application under the abandonment provisions of the BLRA, and the regulatory process contemplated thereby, have never been pursued or legally challenged. As a result, and in light of the contentious nature of the ongoing reviews by the South Carolina House Utility Ratepayer Protection Committee, the South Carolina Senate's V.C. Summer Nuclear Project Review Committee and others, it is uncertain whether SCE&G will be able to successfully recover such abandoned costs, and a reasonable return on them. Under the BLRA, the SCPSC must consider and rule on a petition within six months; however, anticipated appeals of any ruling by the SCPSC could be protracted. Further, should the regulatory construct in South Carolina change in such a manner that recovery is sought through other legal proceedings or through regulatory proceedings outside the provisions of the BLRA, such as in a general rate case, other uncertainties may arise.

A downgrade in the credit rating of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect our ability to access capital and to operate our businesses, thereby adversely affecting results of operations, cash flows and financial condition.

Various rating agencies currently rate SCANA’s long-term senior unsecured debt, SCE&G’s long-term senior secured debt and the long-term senior unsecured debt of PSNC Energy as investment grade, except that SCANA's long-term senior unsecured debt is currently rated by one rating agency as below investment grade. In addition, rating agencies maintain ratings on the short-term debt of SCANA, SCE&G, Fuel Company (which ratings are based upon the guarantee of SCE&G) and PSNC Energy. Rating agencies consider qualitative and quantitative factors when assessing SCANA and its rated operating companies’ credit ratings, including regulatory environment, capital structure and the ability to meet liquidity requirements. In the first quarter of 2017, the agencies placed SCANA and SCE&G’s credit ratings on negative outlook or watch status due to adverse developments relating to the WEC bankruptcy. In the third quarter of 2017, two agencies lowered their ratings for SCANA and its rated subsidiaries, citing a decline in the regulatory environment as a principal reason for the downgrades, and both agencies maintained their negative outlook or watch status. Any actions taken by regulators or legislators that are viewed as adverse, including a requirement that SCE&G make credits to future bills or refunds to customers for prior revised rates collections, or deterioration of our rated companies’ commonly monitored financial credit metrics and additional adverse developments with respect to the new nuclear project could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, particularly any decreases resulting in additional below investment grade ratings for long-term debt instruments, borrowing costs on new issuances would increase, which could adversely impact financial results or limit or eliminate refinancing opportunities, and the potential pool of investors and funding sources could decrease. Any further lowering of these ratings could also trigger more stringent collateral requirements on interest rate and commodity hedges and under gas supply agreements and other contracts, as well as higher interest costs.

The Company and Consolidated SCE&G are defendants in numerous legal proceedings and the subject of ongoing governmental investigations and informal inquiries stemming from the decision to abandon the New Units. The outcome of each of these matters is uncertain, and any resolution adverse to the Company and Consolidated SCE&G could adversely affect results of operations, cash flows and financial condition.

Following the Company’s decision to abandon construction of the New Units, numerous lawsuits seeking class action status have been filed on behalf of customers and shareholders in state court against SCANA, SCE&G, or both, and in certain cases some of their officers and/or directors. The plaintiffs allege various causes of action, including but not limited to waste, breach of fiduciary duty, negligence, unfair trade practices, unjust enrichment, conspiracy, fraud, constructive fraud, misrepresentation and negligent misrepresentation, promissory estoppel, constructive trust, and money had and received, among other causes of action. Plaintiffs generally seek compensatory, consequential and statutory treble damages and such further relief as the court deems just and proper. In addition, certain plaintiffs seek a declaration that SCE&G may not charge its customers to reimburse itself for past and continuing costs of the nuclear project. Certain plaintiffs also seek to freeze certain of

SCE&G’s assets, namely all money SCE&G has received under the Toshiba payment guaranty and related settlement agreement, in addition to the freezing of certain assets of SCANA.

In addition, lawsuits seeking class action status have been filed on behalf of investors in federal court against SCANA and certain of its executive officers. The plaintiffs allege, among other things, that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder (i.e., employment of manipulative and deceptive devices), and one suit alleges violations of the Racketeer Influenced and Corrupt Organizations Act. The plaintiffs in each of these suits seek compensatory and consequential damages and such further relief as the court deems proper.

The Company has also been served with subpoenas issued by the United States Attorney’s Office for the District of South Carolina and the staff of the SEC's Division of Enforcement seeking documents relating to the Company’s new nuclear project. In addition, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee have requested that SLED conduct a criminal investigation into the handling of the new nuclear project by SCANA and SCE&G. The Company and Consolidated SCE&G intend to fully cooperate with any such investigations. Also in connection with the abandonment of the new nuclear project, various state or local governmental authorities may attempt to challenge, reverse or revoke one or more previously-approved tax or economic development incentives, benefits or exemptions and may attempt to apply such action retroactively.

The Company and Consolidated SCE&G cannot predict the outcome of these matters or other claims, allegations or assessments which may arise, and it is possible that adverse outcomes from some of these matters would not be covered by insurance. A resolution adverse to the Company and Consolidated SCE&G could adversely affect results of operations, cash flows and financial condition.

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

The Company and Consolidated SCE&G have claimed significant research and experimentation tax deductions and credits related to the design and construction activities of the New Units. A significant portion of these claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.  (See also Uncertain Income Tax Positions within the Critical Accounting Policies and Estimates section of Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations and Note 5 to the consolidated financial statements in the Registrants’ Form 10-K for the year ended December 31, 2016.)

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes. The permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, have been deferred within regulatory assets. As such, these claims have not had, and are not expected to have in the future, significant direct effects on the Company’s and Consolidated SCE&G’s results of operations.  Nonetheless, the claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows. Also, the claims have provided a significant source of capital and have lessened the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.  Similar benefits may be provided by claims for abandonment losses following the Company's determination to stop the construction of the New Units.

The claims made to date are under examination, and may be considered controversial, by the IRS.  Tax deductions which may be claimed in connection with the determination to abandon the construction of the New Units may also be considered controversial; therefore, it is also expected that the IRS will examine future tax returns.  To the extent that any of these claims are not sustained on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts.  Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's liquidity, cash flows and financial condition.  In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed.  Additionally, in such circumstances, the Company and Consolidated SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access financial markets for other purposes.

The Company and Consolidated SCE&G are subject to numerous environmental laws and regulations that require significant capital expenditures, can increase our costs of operations and may impact our business plans or expose us to environmental liabilities.

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing NOX, SO2, mercury and particulate matter). Some form of regulation is expected at the federal and state levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of CO2 from newly constructed fossil fuel-fired units. No new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company and Consolidated SCE&G are monitoring the final rule, but do not plan to construct new coal-fired units in the foreseeable future. In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. On October 10, 2017, the Administrator of the EPA signed a notice proposing to repeal the rule on the grounds that it exceeds the EPA's statutory authority. The EPA is further considering the scope of any potential replacement rule and plans to formally solicit information on systems of emission reduction that are in accord with the EPA's interpretation of its statutory authority. However, a number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none has yet been enacted. In April 2012, the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. The EPA's rule for cooling water intake structures to meet the best technology available became effective in October 2014, and the EPA also issued a final rule in December 2014 regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA finalized new standards under the CWA governing effluent limitation guidelines for electric generating units in September 2015.

Compliance with these environmental laws and regulations requires us to commit significant resources toward environmental monitoring, installation of pollution control equipment, emissions fees and permitting at our facilities. These expenditures have been significant in the past and are expected to continue or even increase in the future. Changes in compliance requirements, additional regulations and related costs, or more restrictive interpretations by governmental authorities of existing requirements may impose additional costs on us (such as more stringent clean-up of contaminated sites or reduced emission allowances) or require us to incur additional expenditures or curtail some of our cost savings activities (such as the recycling of fly ash and other coal combustion products for beneficial use). Compliance with any GHG emission reduction requirements, including any mandated renewable portfolio standards, also may impose significant costs on us, and the resulting price increases to our customers may lower customer consumption. Such costs of compliance with environmental regulations could negatively impact our businesses and our results of operations and financial position, especially if emissions or discharge limits are reduced or more onerous permitting requirements or additional regulatory requirements are imposed. Additionally, there can be no assurance that a federal tax or fee for carbon emitting generating facilities will not be imposed.

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

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects (including the construction or abandonment of the New Units as previously described), results of DSM Programs, results of DER programs, and/or increases in operating costs may lead to requests for regulatory relief, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits. Additionally, in 2017, legislation which would amend the current BLRA was proposed in the S.C. House of Representatives.  In the event this bill were to become law, as proposed, its provisions would not adversely impact SCE&G’s rate recovery with respect to the New Units.  However, there can be no assurance that other legislation which might modify or repeal the BLRA in a manner which would adversely impact SCE&G’s rate recovery, including its reasonable return on costs, with respect to its abandonment of the New Units will not be proposed and passed.

SCE&G’s electric operations in South Carolina and the Company’s gas distribution operations in South Carolina and North Carolina are regulated by state utilities commissions. In addition, the ability of SCE&G to recover the cost of the New Units, including abandonment costs, and a reasonable return on those costs, is subject to rate regulation by the SCPSC. Consolidated SCE&G’s generating facilities are subject to extensive regulation and oversight from the NRC and SCPSC. SCE&G's electric transmission system is subject to extensive regulations and oversight from the SCPSC, NERC and FERC. Implementing and maintaining compliance with the NERC's mandatory reliability standards, enforced by FERC, for bulk electric systems could result in higher operating costs and capital expenditures. Non-compliance with these standards could subject SCE&G to substantial monetary penalties. Our gas marketing operations in Georgia are subject to state regulatory oversight and, for a portion of its operations, to rate regulation. There can be no assurance that Georgia’s gas delivery regulatory framework will remain unchanged as market conditions evolve.

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

Although we have had constructive relationships with regulators in the past, our ability to obtain rate treatment that will allow us to maintain reasonable rates of return is dependent upon regulatory determinations, and there can be no assurance that we will be able to implement rate adjustments when sought.

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

The Company and Consolidated SCE&G are committed to comply with all laws and regulations, to assure reliability of provided services, to focus on the safety of employees, customers and the public, to ensure environmental compliance, to maintain the physical and cyber security of their operations and assets, to maintain the privacy of information related to our customers and employees, and to maintain effective communications with the public and key stakeholder groups, particularly during emergencies and times of crisis. Traditional news media and social media can very rapidly convey information, whether factual or not, to large numbers of people, including customers, investors, regulators, legislators and other stakeholders, and the failure to effectively manage timely, accurate communication through these channels could adversely impact our reputation. The Company and Consolidated SCE&G also are committed to operational excellence, to quality customer service, and, through our Code of Conduct and Ethics, to maintain high standards of ethical conduct in our business operations. A failure to meet these commitments, or a perceived failure to meet these commitments, may subject the Company and Consolidated SCE&G not only to fraud, regulatory action, litigation or financial loss, but also to reputational risk that could adversely affect the valuation of SCANA’s stock, adversely affect the Company’s and Consolidated SCE&G’s access to capital, and result in further regulatory oversight. Insurance may not be available or adequate to respond to these events.

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

The NRC has broad authority under federal law to impose licensing and safety-related requirements for the operation of nuclear generation facilities. In the event of non-compliance, the NRC has the authority to impose fines or shut down a unit, or both, depending upon its assessment of the severity of the situation, until compliance is achieved. Revised safety requirements promulgated by the NRC could necessitate capital expenditures at nuclear plants such as ours. In today’s environment, there is a heightened risk of terrorist attack on the nation’s nuclear facilities, which has resulted in increased security costs at our nuclear plant. Although we have no reason to anticipate a serious nuclear incident, a major incident at a nuclear facility anywhere in the world could cause the NRC to limit or prohibit the operation or licensing of any domestic nuclear unit, resulting in costly changes to units in operation and adversely impacting our results of operations, cash flows and financial condition. Furthermore, a major incident at a domestic nuclear facility could result in retrospective premium assessments under our nuclear insurance coverages.

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

The Company and Consolidated SCE&G use derivative instruments, including futures, forwards, options and swaps, to manage our financial market risks. The Company also uses such derivative instruments to manage certain commodity (i.e., natural gas) market risk. We could be required to provide cash collateral or recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities and financial contracts or if a counterparty fails to perform under a contract. We could also be required to provide additional cash collateral if credit rating agency downgrades of our debt trigger more stringent requirements.

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

From time to time, the Company and Consolidated SCE&G make strategic decisions that may impact our direction with regard to business opportunities, the services and technologies offered to customers or that are used to serve customers, and the generating plants and other infrastructure that form the basis of much of our business. These strategic decisions may not result in a return of or on our invested capital, and the effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes, including customers' concerns regarding rate increases, such as the current environment relating to proposed rate increases or recovery of costs, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through a general rate case or other regulatory means, may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously supported by legislation or approved by regulators), to the detriment of the Company or Consolidated SCE&G (e.g., revision or repeal of the BLRA). Over time, these strategic decisions or changing attitudes toward such decisions, which could be adverse to the Company’s or Consolidated SCE&G’s interests, may have a negative effect on our results of operations, cash flows and financial condition, as well as limit our ability to access capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - 31	5,935	$65.16	5,935
August 1 - 31	—	—	—
September 1 - 30	—	—	—
Total	5,935		5,935	*

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 3, 2017	James E. Swan, IV
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

3.02	X		Articles of Amendment dated April 27, 1995 (Filed as Exhibit 4-A to Registration Statement No. 33-62421 and incorporated by reference herein)
3.03	X		Articles of Amendment effective April 25, 2011 (Filed as Exhibit 4.03 to Registration Statement No. 333-174796 and incorporated by reference herein)
3.04		X	Restated Articles of Incorporation of SCE&G, as adopted on December 30, 2009 (Filed as Exhibit 1 to Form 8-A (File Number 000-53860) and incorporated by reference herein)
3.05	X		By-Laws of SCANA as amended and restated as of December 30, 2016 (Filed as Exhibit 3.05 to Form 10-K for the period ended December 31, 2016 (File No. 001-08809) and incorporated by reference herein)
3.06		X	By-Laws of SCE&G as revised and amended on February 22, 2001 (Filed as Exhibit 3.05 to Registration Statement No. 333-65460 and incorporated by reference herein)
10.01	X	X
Settlement Agreement dated as of July 27, 2017 by and among Toshiba Corporation, SCE&G and Santee Cooper (Filed as Exhibit 99.2 to Form 8-K dated July 27, 2017 (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein)

10.02*	X		Form of Indemnification Agreement (Filed as Exhibit 10.01 to Form 10-Q for the period ended June 30, 2012 and incorporated by reference herein)
10.03	X	X
Trade Confirmation dated September 25, 2017, between SCE&G, Santee Cooper and Citibank, N.A., and associated Assignment and Purchase Agreement, dated September 27, 2017, by and among SCE&G, Santee Cooper and Citibank, N. A. (Filed herewith)

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