Form 10-K/A
period 2017-12-31
SCANA CORP
filed 2018-04-27
CIK 754737

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
Amendment No. 1
FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017

Commission File Number	Registrant, State of Incorporation, Address and Telephone Number	I.R.S. Employer Identification No.
1-8809	SCANA Corporation (a South Carolina corporation) 100 SCANA Parkway, Cayce, South Carolina 29033 (803) 217-9000	57-0784499

Securities registered pursuant to Section 12(b) of the Act: Common stock, without par value, registered on The New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☒ No ☐
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).  Yes ☐ No ☒

The aggregate market value of voting stock held by non-affiliates of SCANA Corporation was $9.5 billion at June 30, 2017, the last business day of the registrant's most recently completed second fiscal quarter, based on the closing price of $67.01 per share. At February 20, 2018, SCANA Corporation had 142,638,371 shares outstanding of common stock, without par value.

EXPLANATORY NOTE

SCANA Corporation (the “Company,” “SCANA,” “we,” “our” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend our Annual Report on Form 10-K for the year ended December 31, 2017, originally filed with the Securities and Exchange Commission (the “SEC”) on February 22, 2018 (the “Original Filing”), to include information required by Items 10 through 13 of Part III of Form 10-K that was previously omitted from the Original Filing in reliance on General Instruction G(3) to Form 10-K. This Amendment No. 1 consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10, 11, 12 and 13 of Form 10-K, a signature page, an exhibit index and certifications required to be filed as exhibits.

The reference on the cover of the Original Filing to the incorporation by reference of portions of our definitive proxy statement into Part III of the Original Filing is hereby deleted. In addition, in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, Items 10 through 13 of the Original Filing are hereby amended and restated in their entirety. Also, the exhibit index has been amended to add the following (each of which is filed herewith).

31.05	Certification of Principal Executive Officer Required by Rule 13a-14
31.06	Certification of Principal Financial Officer Required by Rule 13a-14

This Amendment No. 1 does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures.

The section of this Amendment No. 1 entitled "Compensation Committee Report" is not deemed to be "soliciting material" or to be "filed" with the SEC under or pursuant to Section 18 of the Exchange Act or subject to Regulation 14A thereunder, and shall not be incorporated by reference or deemed to be incorporated by reference into any filing by the Company under either the Securities Act of 1933, as amended, or the Exchange Act, unless otherwise specifically provided for in such filing.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of SCANA’s executive officers was previously provided in Part I of the Original Filing under the heading "Executive Officers of SCANA Corporation" on page 34.

INFORMATION ABOUT EXPERIENCE AND QUALIFICATION OF DIRECTORS

We believe the combined business and professional experience of our directors ("Directors"), and their various areas of expertise, make them a useful resource to management and qualify them for service on our board of directors (the "Board"). Additionally, the business and personal experience, gender, racial, cultural, and geographic diversity of our Directors affords a broad range of perspectives as they consider, discuss, and act on the issues and challenges that face our Company.

Varying Degrees of Director Tenure - Depth of Institutional Experience Augmented by New Ideas and Perspectives

Many of our Directors, including Ms. Miller and Messrs. Bennett, Hagood, and Sloan, have served on our Board for over fifteen years. During their tenures, they have gained considerable institutional knowledge about our Company, its operations, and its various regulators, which has made them effective Directors. Because our Company’s operations and business structure are extremely complex and highly regulated, continuity of service and the development and retention of institutional knowledge help make our Board more efficient and effective at advising us regarding our long-range strategic plans, goals and objectives, as well as any immediate issues, than would be the case if there were frequent turnover in Board membership.

Nonetheless, we also believe it is important to have varying degrees of tenure on our Board, and we currently have three Directors with less than five years’ experience serving on our Board. We believe a wide range of tenure, and periodically bringing new members onto the Board, allows our Board the opportunity to consider new ideas, perspectives and processes, while the experience of our more tenured Directors provides specific, historical perspective and context relating to our strengths and weaknesses.

Long-Standing Commitment to Board Diversity

We have a long-standing commitment to board diversity and independence, and we are very intentional about maintaining them. Our current Board has a diversity rate of over 50%. We first elected a woman to our Board in 1994 and currently have two women on our Board. We first elected an African American to our Board in 1983, and continuously since 1997, we have had at least two African Americans on our Board. For decades, our Board has been comprised of women and minorities, and one of our most recently nominated and elected directors brings a unique cultural perspective with a Hispanic heritage. In addition, we seek geographic diversity in our directors and we have several directors who reside outside of our business territory. We also consider diversity of a potential director’s skill sets and business and personal experience, and we have historically selected directors with business backgrounds from global manufacturing, professional services such as accounting, financial, legal, agricultural, environmental and academia. All of our directors are independent.

Director Business Ownership, Financial, Operational and Regulatory Experience

In addition to their other qualifications, six of our directors, Ms. Miller and Mrs. Decker and Messrs. Cecil, Hagood, Roquemore and Sloan, are, or were prior to retirement, business owners with financial and operational experience on all levels of their businesses. Each of these directors brings a unique perspective to our Board. Furthermore, four of our directors, Ms. Miller and Messrs. Bennett, Roquemore and Sloan, are, or have been, directors or executive officers of banks and/or bank holding companies. This service has provided them with meaningful experience in another highly regulated industry, which provides them with valuable instincts and insights that can be translated to our industry. Three of our directors, Ms. Miller, Mrs. Decker and Mr. Trujillo have served on boards or as executives of businesses in multiple industries, which provides them with varied industry perspectives.

Relatively Young Director Mandatory Retirement Age

For over two decades, we have also had a relatively young mandatory director retirement age of 69, and we have not moved to increase our mandatory retirement age even as other companies have increased their mandatory retirement age to 72 or older. This relatively young mandatory retirement age has afforded us with ample opportunity to recruit new directors and thus seek new skills and expertise that closely align with our current needs and anticipated strategic initiatives.

When Directors reach mandatory retirement age or otherwise leave our Board, we seek replacements who we believe will make significant contributions to our Board for a variety of reasons, including among others, business and financial experience and expertise, business and government contacts, relationship skills and industry knowledge.

Information about Directors

The Board has set the number of Directors at nine. The Board is divided into three classes with the members of each class usually serving a three-year term.

The following information about the directors has been furnished to us by such persons. Each of the Directors is also a Director of our subsidiary, South Carolina Electric & Gas Company ("SCE&G"). There are no family relationships among any of our Directors or executive officers.

If we complete the merger transaction with Dominion Energy, Inc. ("Dominion Energy"), the terms of all of our directors will terminate at the effective date of the merger.

Class I Directors - Terms to Expire at the Annual Meeting in 2018

James A. Bennett South Carolina Central Area Executive, First-Citizens Bank & Trust Company Director since 1997 Age 57
Biographical Information

Mr. Bennett has been South Carolina Central Area Executive for First-Citizens Bank & Trust Company in Columbia, South Carolina, since January 2015. Immediately prior to that date, he had served as Executive Vice President and Director of Public Affairs for First Citizens Bank and Trust Company, Inc. (which was merged into First-Citizens Bank & Trust Company in January 2015) since August 2002. From May 2000 to July 2002, he was President and Chief Executive Officer of South Carolina Community Bank, in Columbia, South Carolina. Mr. Bennett has been actively involved with the Columbia Urban League for more than 25 years, and served as League Chairman in 2000. Mr. Bennett serves on the boards of Palmetto Health Alliance, headquartered in Columbia, South Carolina, and Claflin University, located in Orangeburg, South Carolina.

Experience and Qualifications

Mr. Bennett has been a banker for over 25 years. In 1989, he became the youngest bank president in South Carolina when he was named President of Victory Savings Bank (the predecessor of South Carolina Community Bank), a position he held before joining First Citizens Bank. Mr. Bennett’s business experience, coupled with his tenure on our Board, makes him an effective advisor. His high visibility in communities we serve makes him an effective liaison between our Company and members of those communities.

Lynne M. Miller Environmental Consultant Director since 1997 Age 66
Biographical Information

Ms. Miller co-founded Environmental Strategies Corporation, an environmental consulting firm in Reston, Virginia, in 1986, and served as President from 1986 until 1995, and as Chief Executive Officer from 1995 until September 2003 when the firm was acquired by Quanta Capital Holdings, Inc., a specialty insurer, and its name was changed to Environmental Strategies Consulting LLC. She was Chief Executive Officer of Environmental Strategies Consulting LLC, a division of Quanta Technical Services LLC, from September 2003 through March 2004. From April 2004 through July 2005, she was President of Quanta Technical Services LLC. From August 2005 until her retirement in August 2006, she was a Senior Business Consultant at Quanta Capital Holdings. Since her retirement, Ms. Miller has been an environmental consultant, and since December 2016 she has served as a director of Gannett Fleming Affiliates, Inc., the holding company for an engineering design and construction management firm. Ms. Miller previously served as a director of Adams National Bank, a subsidiary of Abigail Adams National Bancorp, Inc., in Washington, D.C. from May 1998 until October 2008.

Experience and Qualifications

Ms. Miller has over 25 years of environmental consulting experience. She founded a successful environmental consulting firm, which she grew to over 180 professional staff before selling it in 2003. Ms. Miller’s experience as an environmental consulting firm owner and as an environmental consultant makes her an astute advisor on the environmental issues facing our Company, and her prior service on the board of a financial institution provided her with valuable experience in financial and regulatory matters.

James W. Roquemore Chief Executive Officer and Chairman, Patten Seed Company; General Manager, Super-Sod/Carolina Director since 2007 Age 63
Biographical Information

Mr. Roquemore is Chief Executive Officer and Chairman of Patten Seed Company, headquartered in Lakeland, Georgia, and General Manager of Super-Sod/Carolina, a company that produces and markets turf grass, sod and seed. He has held these positions for more than five years. Mr. Roquemore is a director of South State Bank, N.A., and South State Corporation (formerly South Carolina Bank and Trust, N.A., and SCBT Financial Corporation, respectively). He also serves as chairman of the board of directors of Orbis Health Solutions, and chairman of the board of directors of South Carolina Conservation Bank.

Experience and Qualifications

Mr. Roquemore is a highly successful agricultural business owner who resides in our service territory. Because agriculture is an important component of the economy in our South Carolina service area, his knowledge of this sector and his contacts are important to us. Mr. Roquemore’s business experience and economic development activities in our state make him an effective advisor on issues unique to us and the customers we serve. His service on the boards of a financial institution and its holding company, which is also a public company, gives him valuable experience in financial and regulatory matters.

Maceo K. Sloan Chairman, President and Chief Executive Officer, Sloan Financial Group, Inc. Director since 1997 Age 68
Biographical Information

Mr. Sloan is Chairman, President and Chief Executive Officer of Sloan Financial Group, Inc., a financial holding company, in Durham, North Carolina and he has held these positions for more than five years. From 1986 to September 2016, Mr. Sloan was affiliated with NCM Capital Management Group, Inc. and NCM Capital Advisors, Inc. During that time he held the following positions: Chairman (1991 to September 2016), Chief Executive Officer (1986 to September 2016), Chief Investment Officer (1991 to 2012), and Chief Compliance Officer (2015 to September 2016). Mr. Sloan served as the Principal Officer of the NCM Capital Investment Trust from 2007 to 2011. From 2009 to 2012, Mr. Sloan was Chairman of, and since 1991 has served as a member of, the College Retirement Equities Fund (CREF) Board of Trustees. Mr. Sloan previously served as Chairman of the Board of M&F Bancorp, Inc. from June 2005 to December 2008, as a member of its Board from 2001 to 2008, and as a director of its subsidiary, Mechanics and Farmers Bank, in Durham, North Carolina, from 1980 to 2001 and from 2005 to 2008.

Experience and Qualifications

Mr. Sloan is an attorney and a chartered financial analyst. His experience owning and operating investment management companies and a financial holding company has provided him with an investment background and understanding of global financial matters, all of which make him an important resource to us. Additionally, his service with these companies, as well as with a financial institution and a major retirement fund, has provided him with experience in highly regulated industries and valuable instincts and insights.

Class II Directors - Terms to Expire at the Annual Meeting in 2019

Gregory E. Aliff Certified Public Accountant and Retired Partner, Deloitte & Touche LLP Director since 2015 Age 64
Biographical Information

Mr. Aliff, a certified public accountant, retired from Deloitte & Touche LLP in May 2015, after serving as a Partner for 28 years. During his career at Deloitte, Mr. Aliff served as the Vice Chairman and Senior Partner of Energy & Resources, and he was a leader of Deloitte’s Energy and Natural Resources Management Services. Since September 2015, Mr. Aliff has been a director of California Water Service Group, Inc. in San Jose, California. He also serves as a director of Grid Alternatives in Oakland, California.

Experience and Qualifications

Mr. Aliff’s experience as a long-term partner at Deloitte & Touche LLP, including in particular his focus on energy and natural resources and energy and natural resources management, provided him not only with a financial and accounting background that add depth to our Audit Committee, but also a focus on our industry that uniquely qualifies him to serve on our Board. His service on the board of directors of another regulated entity that is also a public company provides him with important experience and perspectives with respect to operations and the regulatory compliance required for highly regulated businesses and public company best practices.

Sharon A. Decker Chief Operating Officer for Tryon Equestrian Partners Carolinas Operations Director since 2015; previously a director from 2005 until 2013 Age 61
Biographical Information

Mrs. Decker served as Senior Vice President of Strategic Initiatives for Tryon International Equestrian Center in Mill Spring, North Carolina, beginning in September 2015 until December 2015 when she was named Chief Operating Officer for Tryon Equestrian Partners Carolinas Operations. She currently serves in that capacity with responsibility for the Tryon International Equestrian Center, Tryon Resort and related Carolina-based businesses. Mrs. Decker had been President of NURAY Media, dba NURAY Digital, from January 2015 until August 2015, and served as the Secretary of Commerce for the State of North Carolina from January 2013 until December 2014. Mrs. Decker was the founder and principal of The Tapestry Group, a faith-based, non-profit organization, located in Rutherfordton, North Carolina, from August 2004 until January 2013. Mrs. Decker previously served as President of Tanner Holdings, LLC and Doncaster, apparel manufacturers, from August 1999 until September 2004. Mrs. Decker is a director of Coca-Cola Bottling Company Consolidated, Inc. in Charlotte, North Carolina. She also served as a director of Family Dollar Stores, Inc., in Charlotte, North Carolina, until June 2015. She previously served as a Director of our Company from 2005 until April 2013, when she resigned to become North Carolina’s Secretary of Commerce.

Experience and Qualifications

Mrs. Decker’s prior service on our Board and various committees of the Board provide her with experience relative to our operations and initiatives. Mrs. Decker’s service as Secretary of Commerce for the State of North Carolina provided her with economic development experience, as well as experience dealing with various aspects of government, including working with the executive and legislative branches of state government. Her executive-level experience, along with her experience serving on the boards of two other public companies, prepared her well to offer our Board and management insights on various aspects of corporate operations. Prior to first joining our Board in 2005, Mrs. Decker served as an executive officer of another public utility. Her role there focused on residential service matters and implementation of demand side management programs, both extremely important to our Company’s future success.

Class III Directors - Terms to Expire at the Annual Meeting in 2020

John F.A.V. Cecil President, Biltmore Farms, LLC Director since 2013 Age 61
Biographical Information

Mr. Cecil has served as President of Biltmore Farms, LLC, a fourth generation family-owned business with a primary focus on sustainable community development, including home building, residential communities, apartments, hotels, and retail properties since 1992. He currently serves on Wells Fargo Bank, N.A.’s Western North Carolina Regional Advisory Board, as well as on other community and non-profit boards throughout North Carolina.

Experience and Qualifications

Mr. Cecil has decades of business experience within our service territory. In addition to his business expertise, he has leadership-level experience with many community-related endeavors, and has also served on community and private boards within our service territory for many years. As President of Biltmore Farms, LLC, Mr. Cecil brings to the Board the perspective of a private business owner, as well as the environmental perspective of the owner of a business that seeks to balance sustainability and business growth, both of which we believe are important to our customers and our strategic initiatives.

D. Maybank Hagood Chairman and Chief Executive Officer, Southern Diversified Distributors, Inc.; Chief Executive Officer, William M. Bird and Company, Inc. Director since 1999 Age 56
Biographical Information

Mr. Hagood has been Chief Executive Officer of Southern Diversified Distributors, Inc., located in Charleston, South Carolina, since 2003, and its Chairman since 2012. Southern Diversified Distributors, Inc. is the parent company of William M. Bird and Company, Inc., Southern Tile Distributors, LLC and TranSouth Logistics, LLC, providers of logistic, distribution and flooring distribution services. Mr. Hagood has also been Chief Executive Officer of William M. Bird and Company, Inc., a wholesale distributor of floor covering materials, in Charleston, South Carolina, since 1993. He previously served as President of William M. Bird and Company, Inc., until June 2009.

Experience and Qualifications

Mr. Hagood resides in our Charleston, South Carolina service territory, and brings significant community presence and business development experience to our Board. Mr. Hagood is particularly experienced in economic, environmental, and business development issues facing the manufacturing and building construction industries generally, and specifically the issues faced by manufacturers in South Carolina.

Alfredo Trujillo President and Chief Operating Officer, The Georgia Tech Foundation Director since 2013 Age 58
Biographical Information

Mr. Trujillo was appointed President and Chief Operating Officer of The Georgia Tech Foundation in July 2013. He has also served as a self-employed investment fund advisor since 2007. Prior to 2007, Mr. Trujillo served as President and Chief Executive Officer of Recall Corporation, a global information management company. Since 2003, Mr. Trujillo has served on the board of directors of Haverty Furniture Companies, Inc.

Experience and Qualifications

Mr. Trujillo has domestic and international business expertise in areas as diverse as aerospace engineering, document management, and academic leadership. Additionally, Mr. Trujillo’s service on the board of directors of another public company provides him with relevant board experience and perspectives on other public company best practices.

Section 16(a) Beneficial Ownership Reporting Compliance

The rules of the SEC require that we disclose late filings of reports of beneficial ownership and changes in beneficial ownership of our common stock by our directors, executive officers and greater than 10% beneficial owners. To our knowledge, based solely on a review of Forms 3, 4 and 5 and amendments to such forms furnished to us and written representations made to us, all filings on behalf of such persons were made on a timely basis in 2017.

SCANA’s Code of Conduct & Ethics

All of our employees (including the Chief Executive Officer, Chief Financial Officer, President and Controller) and Directors are required to abide by the SCANA Code of Conduct & Ethics (the “Code of Conduct”) to ensure that our business is conducted in a consistently legal and ethical manner. The Code of Conduct forms the foundation of a comprehensive process that promotes compliance with corporate policies and procedures, an open relationship among colleagues that contributes to good business conduct, and a belief in the integrity of our employees. Our policies and procedures cover all areas of business conduct and require adherence to all laws and regulations applicable to the conduct of our business.
The full text of the Code of Conduct is published on our website, at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not part of this Amendment No. 1 or any report filed with the SEC) under the “About - Corporate Governance” caption, and a copy is also available in print upon request to the Corporate Governance Office, SCANA Corporation, 220 Operation Way, Mail Code D133, Cayce, South Carolina 29033. We intend to disclose future amendments to, or waivers from, certain provisions of the Code of Conduct on our website within two business days following the date of such amendment or waiver.

Changes to Procedures for Director Nominations

There have been no material changes to the procedures by which holders of our common stock may recommend nominees to our Board since the last time such procedures were disclosed.

Audit Committee

The Board has established a separately-designated standing Audit Committee in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee is comprised of the following members: Gregory E. Aliff, James A. Bennett, John F.A.V. Cecil, and Lynne M. Miller. The Board has determined that Mr. Aliff is our “audit committee financial expert” as defined under Item 407(d)(5) of the SEC’s Regulation S-K. Mr. Aliff is independent as defined by the New York Stock Exchange Listing Standards.

ITEM 11.  EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION

Compensation Committee Processes and Procedures

Our Compensation Committee, which is comprised entirely of independent directors, administers our senior executive compensation program. Compensation decisions for all senior executive officers are approved by the Compensation Committee and recommended by the Committee to the full Board for final approval. The Committee considers recommendations from our Chairman and Chief Executive Officer (and beginning in 2018, these are separate roles) in setting compensation for senior executive officers.

In addition to attendance by members of the Compensation Committee, the Committee’s meetings are also regularly attended by our Chairman and Chief Executive Officer, our Senior Vice President of Administration and Human Resources Department employees, as well as management’s and the Board’s compensation consultants. At each meeting the Committee also meets in executive session without members of management present. The Chairman of the Committee reports the Committee’s recommendations on executive compensation to the Board of Directors. Our Human Resources, Tax and Finance Departments support the Compensation Committee in its duties, and the Committee may delegate authority to these departments to fulfill administrative duties relating to our compensation programs.

The Committee has the authority under its Charter to retain, approve fees for, and terminate advisors, consultants and others as it deems appropriate to assist in the fulfillment of its responsibilities. Pursuant to this authority, the Committee engages the services of its own independent compensation consultant, Pearl Meyer & Partners. Management engages the services of Willis Towers Watson as its executive officer and director compensation consultant. In consultation with Pearl Meyer & Partners, the Committee also uses relevant information provided by Willis Towers Watson to assist it in carrying out its responsibilities for overseeing matters relating to compensation plans and compensation of our senior executive officers. Using information provided by Willis Towers Watson, which is a national compensation consultant, helps assure the Committee that our policies for compensation and benefits are competitive and aligned with utility and general industry practices. However, the Committee believes that also engaging its own independent compensation consultant eliminates the appearance of any potential conflict of interest that might arise because management’s consultant also performs other services for the Company. Pearl Meyer & Partners does not perform any additional services for the Company.

The Compensation Committee has assessed the independence of Pearl Meyer & Partners pursuant to Securities and Exchange Commission rules and New York Stock Exchange Listing Standards and determined that Pearl Meyer & Partners’ work for the Compensation Committee does not raise any conflict of interest.

Compensation Committee Interlocks and Insider Participation

During 2017, decisions on various elements of executive compensation were made by the Compensation Committee. No officer, employee, former officer or any related person of SCANA or any of its subsidiaries served as a member of the Compensation Committee.

The directors who served on the Compensation Committee during 2017 were:

Mr. James A. Bennett, Chair
Mr. John F. A. V. Cecil
Mrs. Sharon A. Decker
Mr. James M. Micali
Mr. James W. Roquemore
Mr. Maceo K. Sloan

Compensation Risk Assessment
Our Human Resources, Risk Management, and Legal Departments have jointly reviewed our compensation policies and procedures to determine whether they present a significant risk to the Company. Based on this review we have concluded that our compensation policies and procedures for all employees are not reasonably likely to have a material adverse effect on the Company. Our annual incentive compensation plans for all employees are structured such that appropriate limits are in place to discourage excessive risk taking. In addition, all leadership level employees who are in a position to effect significant policies or projects have compensation at risk on both a short- and long-term basis, which we believe discourages excessive risk taking and encourages supervision of any risk related activities by other employees. Our compensation programs and policies, including our senior executive officer share ownership requirements, reward consistent, long-term performance by heavily weighting leadership level compensation to long-term incentives that reward stock, financial, and operating performance. All of our senior executive officers participate in our Risk Management process either by serving as a member of, or as counsel to, the Risk Management Committee.  In addition, each senior executive officer also oversees and approves individual and business unit objectives for their areas of responsibility so they are positioned to report any risk associated with such individual or business unit objectives to the Risk Management Committee.

Compensation Discussion and Analysis

Objectives and Philosophy of Executive Compensation

Our senior executive compensation program is designed to support our overall objective of increasing shareholder value by: hiring and retaining premier executive talent; having a pay-for-performance philosophy that links total rewards to achievement of corporate, business unit and individual goals, and places a substantial portion of pay for senior executives at risk; aligning the interests of executives with the long-term interests of shareholders through long-term equity-based incentive compensation; and ensuring that the elements of the compensation program focus on and appropriately balance our financial, customer service, operational and strategic goals, all of which are crucial to achieving long-term results for our shareholders.

We have designed our compensation program to reward senior executive officers for their individual and collective performance and for our collective performance in achieving goals for growth in earnings per share and total shareholder return and other annual and long-term business objectives. We believe our program performs a vital role in keeping executives focused on improving our performance and enhancing shareholder value while rewarding successful individual executive performance in a way that helps to assure retention.

The following discussion provides an overview of our compensation program for all of our senior executive officers (for 2017, a group of 10 people who are at the level of senior vice president and above), as well as a specific discussion of compensation for our Chief Executive Officer, our Chief Financial Officer and the other executive officers named in the Summary Compensation Table that follows this “Compensation Discussion and Analysis.” In this discussion, we refer to the executives named in the Summary Compensation Table as “Named Executive Officers.”

Principal Components of Executive Compensation

During 2017, senior executive compensation consisted primarily of three key components: base salary, short-term cash incentive compensation, and long-term equity-based incentive compensation (under the shareholder-approved Long-Term Equity Compensation Plan). We also provide various additional benefits to senior executive officers, including health, life and disability insurance plans, retirement plans, change in control arrangements, limited perquisites, and, if appropriate, severance and termination benefits. The Compensation Committee makes its decisions about how to allocate senior executive officer compensation among base salary, short-term cash incentive compensation and long-term equity-based incentive compensation on the basis of market information and analysis provided by management’s compensation consultant, and our goals of remaining competitive with the compensation practices of a group of surveyed companies and of linking compensation to our corporate performance and individual senior executive officer performance. We also evaluate the market information for specific positions and consider internal equity issues when making pay adjustments. At the Committee’s discretion, information used or provided by management, or provided by management’s compensation consultant to assist the Committee in making its decisions, may be reviewed by the Committee’s independent compensation consultant, Pearl Meyer & Partners.

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

Factors Considered in Setting Senior Executive Officer Compensation

Use of Market Surveys and Peer Group Data

We believe it is important to consider comparative market information about compensation paid to executive officers of other companies in order to remain competitive in the executive workforce marketplace. We want to attract and retain highly skilled and talented senior executive officers who have the ability to carry out our short- and long-term goals. To do so, we must be able to compensate them at levels that are competitive with compensation offered by other companies in our business or geographic marketplace that seek similarly skilled and talented executives. Accordingly, we consider market survey results in establishing all components of compensation. The market survey information is provided to us approximately every other year by management’s compensation consultant. In years in which management’s consultant does not provide us with market survey information, and when we require updated information, our process may be to apply an aging factor to the prior year’s information with assistance from management’s consultant, based on its experience in the marketplace. Compensation decisions for 2017 were based on a compensation survey performed in 2015 by management’s compensation consultant, Willis Towers Watson. Prior to management’s consultant conducting the market survey, we assist management’s consultant in understanding the key duties and responsibilities of our positions, which enables the consultant to match our positions with benchmark positions in its database. If management’s consultant is unable to find an exact match for one of our positions in the consultant’s database due to variances in duties and/or position level, we may assist management’s consultant in identifying the most similar position. The market survey information may then be adjusted upward or downward as necessary to match the position as closely as possible.

Our goal is to set base salary and short- and long-term incentive compensation for our senior executive officers at the median (50th percentile) of compensation paid for similar positions by the companies included in the market surveys. We generally set our target at the median because we believe this target will meet the requirements of most of the persons we seek to hire and retain in our geographic area, and because we believe it is fair both to us and to the executives. Variations to this objective may, however, occur as dictated by the experience level of the individual, internal equity, need for specialized talent, and market factors. We do not set a target level for broad-based benefits for our senior executive officers, but we believe our broad-based benefits are approximately at the median.

The companies included in the market survey are a group of utilities and general industry companies of various sizes in terms of revenue. Approximately half of the companies included in the 2015 market survey had substantially the same levels of annual revenues as we had, while the remainder had revenues ranging from one-third to not greater than 3.8 times our revenues with the exception of the inclusion of three utilities that are geographically close to us and have nuclear operations and are competitors for our talent. Market survey results for positions may be size-adjusted using regression analysis to account for these differences in company revenues, which in turn are viewed as a proxy for measuring the relative scope and complexity of the business operations.

The companies included in the 2015 market survey we used in connection with setting base salaries and short- and long-term incentive compensation for 2017, and the states in which they are headquartered are listed below:

Utility Industry: AGL Resources, Inc. (GA); Alliant Energy Corporation (WI); Ameren Corporation (MO); Avista Corp. (WA); CenterPoint Energy, Inc. (TX); CMS Energy Corporation (MI); Consolidated Edison, Inc. (NY); Dominion Resources, Inc. (VA); Duke Energy Corporation (NC); Edison International (CA); Entergy Corporation (LA); Eversource Energy (CT); MDU Resources Group, Inc. (ND); NextEra Energy, Inc. (FL); OGE Energy Corporation (OK); Pepco Holdings, Inc. (DC); Pinnacle West Capital Corporation (AZ); Portland General Electric Co. (OR); Public Service Enterprise Group, Inc. (NJ); Sempra Energy (CA); Southern Company (GA); TECO Energy, Inc. (FL); UIL Holdings Corporation (CT); Vectren Corporation (IN); WEC Energy Group (WI); Westar Energy, Inc. (KS); Xcel Energy, Inc. (MN).

General Industry: Armstrong World Industries, Inc. (PA); Ball Corporation (CO); Curtiss-Wright, (NC); Eastman Chemical Company (TN); Hanesbrands, Inc. (NC); The Hershey Company (PA); Level 3 Communications, Inc. (CO); Mattel, Inc. (CA); Pitney Bowes, Inc. (CT); PolyOne Corporation, (OH); Rockwell Automation, Inc. (WI); Rockwell Collins, Inc. (IA); Sealed Air Corporation (NJ); Snap-on, Inc. (WI); Steelcase Inc. (MI); Terex Corporation (CT); The Scotts Miracle-Gro Company (OH); Tupperware Brands, (FL); Unisys Corporation (PA); WestRock Company (VA).

We believe the utilities included in our market survey are an appropriate group to use for compensation comparisons because they align well with our revenues (other than three utilities included because they are geographically close to us, have nuclear operations and are competitors for our talent), the nature of our business and workforce, and the talent and skills required for safe and successful operations. We believe the additional non-utility companies included in our market survey are appropriate to include in our comparisons because they align well with our revenues, and are the types of companies that might be expected to seek executives with the same general skills and talents as the executives we are trying to attract and retain in our geographic area. The companies we use for comparisons may change from time to time based on the factors discussed above as well as their participation in the consultant’s executive compensation surveys.

To make comparisons with the market survey results, we generally divide all of our senior executive officers into utility and non-utility executive groups - that is, executive officers whose responsibilities are primarily related to utility businesses and require a high degree of technical or industry-specific knowledge (such as electrical engineering, nuclear engineering or gas pipeline transmission), and those whose responsibilities are more general and do not require such specialized knowledge (such as business, finance, and other corporate support functions). We then attempt to match to the greatest degree possible our positions with similar positions in the survey results. We may blend the survey results to achieve what we believe is an appropriate comparison.

We also use performance data covering a larger peer group of utilities in determining long-term equity incentive compensation under our shareholder-approved Long-Term Equity Compensation Plan, as discussed under “Long-Term Equity Compensation Plan.”

Personal Qualifications

In addition to considering market survey comparisons, we consider each senior executive officer’s knowledge, skills, scope of authority and responsibilities, job performance and tenure with us as a senior executive officer.

Prior to his retirement, Mr. Marsh had served as our Chairman and Chief Executive Officer since December 2011, and also as our President and Chief Operating Officer since January 2011. Prior to January 2011, he served as our Senior Vice President from 1998 to January 2011, and as our Chief Financial Officer from 1996 to April 2006. He previously served as President of SCE&G, our largest subsidiary from April 2006 to November 2011, and as SCE&G’s Chief Operating Officer from April 2006 to January 2011. Mr. Marsh previously practiced as a certified public accountant and was with us for over 30 years. As our Chief Executive Officer, Mr. Marsh was responsible for strategic planning, development of our senior executive officers and oversight of our operations.

Mr. Addison was appointed President, Chief Executive Officer and Chief Operating Officer in January 2018. Prior to these appointments, Mr. Addison had served as Executive Vice President of SCANA since January 2012, and had also served as our Chief Financial Officer since April 2006. Additionally, from May 2014 to January 2018, Mr. Addison was President and Chief Operating Officer of our subsidiary, SCANA Energy Marketing, Inc. Prior to January 2012, Mr. Addison had served as a Senior Vice President of SCANA since 2006 and Vice President of Finance from 2001 to 2006. As Chief Financial Officer, he was responsible for all of our financial operations, including accounting, treasury, shareholder and investor relations, taxation and financial planning, and until November of 2016, he was responsible for senior oversight of our information technology functions. Mr. Addison is also a certified public accountant and has been with us for more than 25 years.

Mr. Byrne served as Executive Vice President of SCANA, as well as Chief Operating Officer and President of Generation and Transmission for SCE&G (from September 2009, January 2011, and December 2011 respectively) until his retirement. In these positions he was responsible for overseeing a diversified fleet of coal, natural gas, hydro, nuclear and renewable generating facilities as well as the operation and planning of our high voltage transmission system. His nuclear responsibilities included overseeing the construction of our new nuclear project. He was previously our Chief Nuclear Officer. He is a degreed engineer with over 30 years of utility experience and has held a Nuclear Regulatory Commission Senior Reactor Operator’s license. Mr. Byrne was with us for over 20 years.

Mr. Kissam is a Senior Vice President of SCANA, and since January 2018 has served as the Chief Operating Officer and President of Generation, Transmission and Distribution for SCE&G. He was President of Retail Operations for SCE&G from December 2011 until January 2018. He is responsible for providing leadership and strategic planning for the safe and reliable construction, maintenance, and operations of our electric transmission and distribution systems. Since January 1, 2018, he is also responsible for all of our electric generation. He also oversees the Company’s renewable energy initiatives. Mr. Kissam has been with us for 30 years.

Mr. Archie is a Senior Vice President of SCANA, and since May 2010 he has served as Chief Nuclear Officer for SCE&G. In these positions, Mr. Archie is responsible for all nuclear matters, including the day-to-day management of our nuclear operations. Mr. Archie has been with us for 39 years.

Mr. Lindsay was a Senior Vice President and the General Counsel of SCANA and its subsidiaries prior to his departure during 2017. He was responsible for oversight of all legal, legal regulatory, environmental, and corporate governance functions. Mr. Lindsay was with us for over 8 years and has more than 40 years experience as an attorney, which includes more than 25 years serving in a General Counsel role.

Other Factors Considered

In addition to the foregoing information, we consider the fairness of the compensation paid to each senior executive officer in relation to what we pay our other senior executive officers. Our Compensation Committee also considers recommendations from our Chairman and Chief Executive Officer (beginning in 2018 these positions are separate) in setting compensation for senior executive officers. We review our compensation program and levels of compensation paid to all of our senior executive officers, including the Named Executive Officers, annually and may make adjustments based on the foregoing factors as well as other subjective factors.

In 2017, our Compensation Committee reviewed summaries of compensation components (“tally sheets”) for all of our senior executive officers, including the Named Executive Officers. These tally sheets reflect changes in compensation during the prior year, if any, and affix dollar amounts to each component of compensation. Although the Committee did not make any adjustments to executive compensation in 2017 based solely on its review of the tally sheets, it intends to continue to use such tally sheets in the future to review each component of the total compensation package, including base salaries, short- and long-term incentives, severance plans, insurance, retirement and other benefits, as a factor in determining the total compensation package for each senior executive officer.

The Committee does not have a practice of adjusting the size of current and future compensation awards or compensation program components to reflect amounts realized or unrealized by an individual from prior equity grants. In other words, awards are not increased to compensate for prior performance below target, nor are they decreased because of prior performance above target. Likewise, since earnings on equity compensation are not included in any pension calculation formula, any gains, or lack thereof, from prior awards are not considered in setting or earning retirement benefits.

Timing of Senior Executive Officer Compensation Decisions

Annual salary reviews are routinely conducted and any adjustments are made, and short- and long-term incentive compensation awards are routinely granted in February of each year at the first regularly scheduled Compensation Committee and Board meetings. Determinations are also made at those meetings as to whether to pay out awards under the most recently completed cycle of short- and long-term incentive compensation (which include equity based incentive compensation). Compensation determinations also may be made by the Committee at its other quarterly meetings in the case of newly hired executives, employee promotions, or adjustments of existing employees’ compensation that could not be deferred until the February meeting. In prior years, we have routinely released our annual and quarterly earnings information to the public in conjunction with the quarterly meetings of our Board.

Base Salaries

Senior executive officer base salaries are divided into grade levels based on market data for similar positions, experience and certain internal equity considerations. The Compensation Committee believes it is appropriate to set base salaries at a reasonable level that will provide executives with a predictable income base. Accordingly, base salaries are targeted at the median (50th percentile) of the market survey data with the exception of Mr. Marsh’s salary, which was targeted at the 75th percentile. The Compensation Committee reviews base salaries annually and makes adjustments, if appropriate, on the basis of an assessment of individual performance, relative levels of accountability, prior experience, breadth and depth of knowledge, specialized talent required for new operational initiatives, changes in market compensation practices as reflected in market survey data, and relative compensation levels within our Company. In February 2017, the Named Executive Officers received base salary increases in the following percentages: Mr. Marsh, 4%; Mr. Addison, 4%; Mr. Byrne, 4%; Mr. Archie, 3.5%; Mr. Kissam, 4%; and Mr. Lindsay, 3%. Such increases were based on individual performance and the degree to which the Named Executive Officers’ base salaries were below the market rate for their positions and certain internal equity considerations.

Short-Term and Long-Term Incentive Compensation

Our senior executive officer compensation program provides for both short-term incentive compensation in the form of annual cash incentive compensation, and long-term equity-based incentive compensation payable at the end of periods which have historically lasted three years. Both our Short-Term Annual Incentive and Long-Term Equity Compensation Plans promote our pay-for-performance philosophy, as well as our goal of having a meaningful amount of pay at-risk, and we believe both plans provide us a competitive advantage in recruiting and retaining top quality talent.

We believe the Short-Term Annual Incentive Plan provides our senior executive officers with an annual stimulus to achieve short-term individual and business unit or departmental goals and short-term corporate earnings goals that ultimately help us achieve our long-term corporate goals. We believe the Long-Term Equity Compensation Plan counterbalances the emphasis of short-term incentive compensation on short-term results by focusing our senior executive officers on achievement of our long-term corporate goals, providing additional incentives for them to remain our employees by ensuring that they have a continuing stake in the long-term success of the Company, and significantly aligning the interests of senior executive officers with those of our shareholders.

Our plan designs are summarized below, and discussed in greater detail in the sections that follow:

Short-Term Annual Incentive Compensation	2015, 2016 and 2017 Awards
Plan Weightings
50% of the annual cash incentive award is earned based on the extent to which we meet designated earnings per share goals; and 50% of the award is earned based on our Named Executive Officers and the other participants achieving individual and business unit performance objectives. The Compensation Committee will continue to review and approve all senior executive officer individual and business unit objectives.

Discretionary Awards Above Target
Payouts up to 130% of target awards based solely on the earnings per share goals are formulaic and not subject to discretion. The Board has the discretion to award up to an additional 20% above that amount, for a total potential payout of up to 150% of target.

Long-Term Equity Compensation	2015, 2016 and 2017 Awards
Plan Cycles
Performance measurement and award determinations for the performance shares for the three year periods are made for the entire three-year cycle with vesting and payment of awards after the end of the three-year cycle.

Maximum Payout	For each of the Total Shareholder Return and earnings per share growth components, the maximum payout is 200% of target.
Mix of Performance Shares and Restricted Stock Units	Annual grants are comprised of a mix of 70% performance shares and 30% restricted stock units.
Short-Term Annual Incentive Plan

Our Short-Term Annual Incentive Plan provides financial incentives for performance in the form of opportunities for annual incentive cash payments. Participants in the Short-Term Annual Incentive Plan currently include not only our senior executive officers, but also approximately 240 additional employees, including other officers, senior management, division heads and other professionals whose positions or levels of responsibility make their participation in the Plan appropriate. Our Chief Executive Officer recommends, and the Compensation Committee approves, the performance measures, operational goals and other terms and conditions of incentive awards for senior executive officers, including the Named Executive Officers, except the Chief Executive Officer, for whom such determinations are made by the Committee along with the other independent directors.

The Compensation Committee reviews and approves target short-term incentive awards at its first regularly scheduled meeting each year based on percentages assigned to each executive salary grade. Payouts of actual short-term incentive awards are based both on the Company’s achieving pre-determined earnings per share goals in the coming year, and on each senior executive officer’s level of performance in achieving his or her individual and business unit financial and strategic objectives. The Committee selected these performance metrics because it believes they are key measures of financial and operational success, and that achieving our earnings and strategic goals supports the interests of our shareholders. In assessing accomplishment of objectives, the Committee considers the difficulty of achieving each objective, unforeseen obstacles or favorable circumstances that might have altered the level of difficulty in achieving the objective, overall importance of the objective to our long-term and short-term goals, and importance of achieving the objective to enhancing shareholder value. Changes in annual target short-term incentive awards can be made if there are changes in the senior executive officer’s salary grade level or a change in the competitive market target that warrant a target short-term incentive award change.

The Short-Term Annual Incentive Plan also allows the Committee (or the Board in the case of the Chief Executive Officer), in its sole discretion, to increase or decrease any award otherwise payable to any or all participants by an amount up to 20% of the award otherwise payable. The Committee may also redefine for any performance period the levels of performance required, as well as the payout percentage of target incentive awards.

For 2017, the awards under the Short-Term Annual Incentive Plan provided that:

•	50% of the target annual cash incentive award would be earned based on the extent to which we met designated earnings per share goals; and

•
50% of the target award would be earned based on our Named Executive Officers and the other participants’ achieving individual and business unit performance objectives. The Committee reviewed and approved all senior executive officer individual and business unit objectives, and the Committee, along with the other independent directors, approved the Chief Executive Officer’s individual and business unit objectives.

Payouts of awards would be scaled based on the levels at which these goals were met. The 2017 Short-Term Annual Incentive Plan further provided that, if we exceeded our earnings per share goals, payouts of up to 130% of the target awards could be earned, which would also be scaled based on the extent to which we exceeded such earnings per share goals.

The estimated possible payouts that could have been earned under the 2017 Short-Term Annual Incentive Plan if performance objectives were met at threshold, target and maximum levels are set forth in the “2017 Grants of Plan-Based Awards” table under the columns beneath the caption “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards.”

As reflected in the “Summary Compensation Table” under the column “Non-Equity Incentive Plan Compensation,” our Named Executive Officers did not receive any payouts in 2017 under the Short-Term Annual Incentive Plan. We did not meet our earnings per share goals under the Plan. Although all of our Named Executive Officers achieved at least a portion of their individual and business unit performance objectives under the Plan, the Board exercised its negative discretion under the Plan and determined that no payouts would be made to any of them, even on these earned awards. See “-Objectives on Which the 2017 Annual Incentive Award Were Based.”

No payouts were made to our Named Executive Officers under the 2017 Short-Term
Annual Incentive Plan.

Objectives on Which the 2017 Annual Incentive Award Were Based

Earnings Per Share Component of the 2017 Annual Incentive Award

Up to 50% of the total 2017 annual incentive award could be earned based on the extent to which we met our earnings per share goals. For 2017, our earnings per share goals were $4.15 for a threshold payout, $4.25 for a target payout, and $4.35 for a maximum payout.

No portion of the Earnings Per Share Award was earned for 2017.

During 2017, we incurred a loss of $.83 per share due to, (i) the recording of a significant impairment loss arising from consideration under generally accepted accounting principles of negative developments in the legislative, political and regulatory environment following the Company’s decision to abandon the construction of Unit 2 and Unit 3 at the VC Summer Nuclear Station prior to their completion, (ii) the required remeasurement of deferred income taxes upon the enactment of the Tax Cuts and Jobs Act of 2017, and (iii) the effects of abnormally mild weather in the Company’s electric business. As a result, our senior executive officers, and the other participants in the Short-Term Annual Incentive Plan, did not earn a payout on the 50% portion of the earnings per share component of the 2017 annual incentive award.

Individual and Business Unit Strategic Objectives Component of 2017 Annual Incentive Award

The remaining 50% of the 2017 annual incentive award was based on our senior executive officers’ level of performance in helping us achieve our annual business objectives by achieving their individual and business unit performance objectives.

Although all of our Named Executive Officers met certain of their 2017 Short-Term Annual Incentive Plan objectives, in the exercise of its negative discretion under the Plan, our Board determined that no payouts would be made to any of them on the earned awards.

No payouts were made to Named Executive Officers for achievement of individual or business unit objectives for 2017, even for objectives that were met by the Executives.

Discretionary Bonus Awards

Our Short-Term Annual Incentive Plan also allows for discretionary awards as may be recommended by our Compensation Committee and approved by our full Board (or all independent directors in the case of the Chief Executive Officer) up to 20% of target awards. The discretion may be applied for all or for individual participants, but no participant’s award may exceed 150% of the participant’s target award.

No Discretionary Bonus Awards were made to Named Executive Officers for 2017.

Long-Term Equity Compensation Plan

The potential value of long-term equity-based incentive compensation opportunities comprises a significant portion of the total compensation package for senior executive officers and key employees. The Compensation Committee believes that emphasizing this component of total compensation provides the appropriate long-range focus for senior executive officers and other key employees who are charged with responsibility for managing the Company and achieving success for our shareholders because it links the amount of their compensation to our long-term business and financial performance.

A portion of each senior executive officer’s potential compensation consists of awards under the Long-Term Equity Compensation Plan. The types of long-term equity-based compensation the Compensation Committee may award under the Plan include incentive and non-qualified stock options, stock appreciation rights (either alone or in tandem with a related stock option), restricted stock, restricted stock units, performance units and performance shares. In recent years, our long-term equity-based awards have been in the form of performance shares and restricted stock units. These long-term equity-based awards are granted subject to satisfaction of specific performance goals and vesting schedules. For each of the 2015-2017, 2016-2018 and 2017-2019 performance periods, awards under the Long-Term Equity Compensation Plan consisted of 70% performance shares and 30% restricted stock units. The Committee has not awarded stock options since 2002 and has no plans to do so in the foreseeable future, and the Committee has not awarded any stock appreciation rights under the Plan.

We believe awards of performance shares align the interests of our executives with those of shareholders because the value of such awards is tied to our achieving financial and business goals that would be expected to affect the value of our common stock. We believe awards of restricted stock units align the interests of our executives with those of shareholders in that they ensure a long-term view of success, and we believe the three-year vesting schedule aids in retention of executives. Although restricted stock unit awards may be subjected to certain performance criteria, they generally have a much lower risk of forfeiture for failure to meet performance thresholds than the risks associated with performance shares, and they have no upside potential for payout above target level. Nonetheless, for the first time, as discussed under “2015-2017 Restricted Stock Unit Awards,” the 2015-2017 restricted stock units did not meet performance criteria and were forfeited.

Performance Share Awards

For several years prior to 2015, the Compensation Committee granted performance share awards that were earned, if at all, over a three-year period measured in three one-year cycles based on comparative Total Shareholder Return (“TSR”) and earnings per share growth components. Beginning with grants made in February 2015, however, the three-year periods are measured in a single three-year cycle. Performance share awards based on these components place a portion of executive compensation at risk because executives are compensated pursuant to the awards only when the objectives for TSR and earnings growth are met. Additionally, comparing our TSR to the TSR of a group of other utilities reflects our recognition that investors could have invested their funds in other entities and measures how well we performed over time when compared to others in the group.

Performance share awards are denominated in shares of our common stock. The number of target performance shares into which awards are denominated is calculated by multiplying the Named Executive Officer’s base salary by a target percentage based on positions cited in the market survey data and dividing the product by a valuation factor applied to our opening stock price on the date of grant. The target percentage is derived from market survey data of the peer companies listed under “Factors Considered in Setting Senior Executive Officer Compensation - Use of Market Surveys and Peer Group Data.” The valuation factor is provided to us by management’s compensation consultant and is intended as a means to establish a grant date salary equivalent value that takes into consideration such factors as dividend treatment, and potential for maximum performance. Performance share awards may be paid in stock or cash or a combination of stock and cash at the Committee’s discretion, but are most frequently paid in cash. In recent years, all payouts have been in cash. Payouts are based on the closing market price of our stock on the last business day of the three-year performance period.  Performance share awards accrue dividend equivalents prior to vesting, which are paid at vesting based on the level at which the awards are earned.

2015-2017 Performance Share and Restricted Stock Unit Awards

For the 2015-2017 performance period, the awards granted under the Long-Term Equity Compensation Plan to each of the Named Executive Officers were comprised of a combination of 70% performance shares and 30% restricted stock units.

Components of 2015-2017 Performance Share Awards

The components on which we based the 2015-2017 performance share awards were as follows: (1) one half to be earned based on our level of achieving TSR relative to the TSR of a peer group of companies; and (2) the remaining one half to be earned based on our level of achieving average growth in GAAP-adjusted weather-normalized net earnings per share targets.

Reconciliation of GAAP-adjusted weather-normalized net earnings per share to GAAP net earnings per share:
“GAAP-adjusted weather-normalized net earnings per share” as used throughout this Amendment No. 1 is a term that we have used over time in our periodic reports and external communications to refer to a non-GAAP financial measure. We believe that this non-GAAP financial measure provides a consistent basis upon which to measure performance from year to year. The measure has historically excluded from earnings such items as the effects arising from abnormal weather, the Company’s adoption of new accounting guidance, the favorable settlement of certain litigation, the gains on sales of certain investments, and certain other unusual items. Management uses this measure when determining earnings guidance and growth projections and uses the measure in part in making budgetary and operational decisions. During 2015, our GAAP-adjusted weather-normalized net earnings of $3.73 were lower than our GAAP net earnings per share of $5.22 due to the exclusion of $1.41 ($2.39 pre-tax less a tax effect of $0.98) attributable to gains on the sales of two subsidiaries and $0.08 ($0.12 pre-tax less a tax effect of $0.04) attributable to the effects of abnormally severe weather in the Company’s electric business.  During 2016, our GAAP-adjusted weather-normalized net earnings per share of $3.97 were lower than our GAAP net earnings per share of $4.16 due to the exclusion of $0.19 ($0.28 pre-tax less a tax effect of $0.09) attributable to the effects of abnormally severe weather in the Company’s electric business. During 2017, our GAAP-adjusted weather-normalized net earnings per share were $4.31 while our GAAP net loss per share incurred was $.83 due to, (i) the recording of a $4.83 per share impairment loss arising from consideration under generally accepted accounting principles of negative developments in the legislative, political and regulatory environment following the Company’s decision to abandon the construction of Unit 2 and Unit 3 at the VC Summer Nuclear Station prior to their completion ($7.82 pre-tax, less a tax benefit of $2.99), (ii) the required remeasurement of deferred income taxes upon the enactment of the Tax Cuts and Jobs Act of 2017 ($.21 deferred tax cost), and (iii) the effects of abnormally mild weather in the Company’s electric business of $0.10 ($0.15 pre-tax less a tax effect of $0.05).

Using a 20 trading day average prior to the start and end of the performance period, the TSR over the performance period was equal to the change in our common stock price, plus cash dividends paid on our common stock during the period, divided by the common stock price as of the beginning of the period.  Performance measurement and award determination for the performance shares for the 2015-2017 performance period were made for the entire three-year cycle with vesting and payment of awards after the end of the three-year cycle. Vesting and payment were deferred until the end of the three-year period and were contingent upon the participant still being employed with us at the end of the three-year period, subject to certain exceptions in the event of retirement, death or disability. Payouts would also have been accelerated in the event of certain change in control events. See “- Potential Payments Upon Termination or Change in Control.”

Performance Criteria for the 2015-2017 Performance Share Awards and Earned and Vested Awards for the 2015-2017 Performance Period

For the half of the 2015-2017 performance share awards based on the TSR component, payouts were scaled according to our ranking against a peer group of utilities. Executives could earn threshold payouts (equal to 25% of target award) if our TSR for the entire three-year period ranked at the 25th percentile in relation to the peer group’s TSR performance for the three-year period. Target payouts (equal to 100% of target award) could be earned if our TSR for the entire three-year period ranked at the 50th percentile in relation to the peer group’s TSR performance for the three-year period. Maximum payouts (equal to 200% of target award) could be earned if our TSR for the entire three-year period ranked at or above the 90th percentile in relation to the peer group’s performance for the three-year period. Payouts were scaled between 25% and 200% based on the actual percentile achieved for the three-year period. No payout could be earned if our performance over the three-year period was less than the 25th percentile, and no payout could exceed 200% of the target award. Threshold, target and maximum payouts at the 25th, 50th and 90th percentiles were used because these generally matched the levels used by the companies in the market survey data.

The peer group of utilities with which we compared our TSR for the 2015-2017 period are set forth below:
Alliant Energy Corporation; Ameren Corporation; American Electric Power Company, Inc.; Avista Corporation; CenterPoint Energy Inc.; CMS Energy Corporation; Consolidated Edison, Inc.; Dominion Energy, Inc.; DTE Energy Company; Duke Energy Corporation; Edison International; Entergy Corporation; Eversource Energy; Exelon Corporation; FirstEnergy Corp.; Great Plains Energy, Inc.; Hawaiian Electric Industries, Inc.; NextEra, Inc.; NiSource Inc.; NorthWestern Corporation; OGE Energy Corp.; PG&E Corporation; Pinnacle West Capital Corporation; PNM Resources, Inc.; PPL Corporation; Public Service Enterprise Group, Inc.; Southern Company; Vectren Corporation; Westar Energy, Inc.; WEC Energy Group; XCEL Energy, Inc.

The number of utilities included in the peer group used for TSR comparisons is larger than the number included in the market survey utility peer group we use for purposes of setting base salary and short- and long-term incentive targets because information about TSR is publicly available for a larger number of utilities. We include only utilities in the TSR peer group because we have assumed that shareholders would measure our performance against performance of other utilities in which they might have invested.

For the 2015-2017 performance period, our TSR over the three-year period, calculated as described in the preceding section, was less than all of our peers, which resulted in 0% being earned on the TSR component. Accordingly, there was no payout on the TSR portion of the performance shares for the 2015-2017 performance period.

For the half of performance shares based on our level of achieving growth in GAAP-adjusted weather-normalized net earnings per share targets, we determined the growth achieved by calculating GAAP-adjusted weather-normalized net earnings per share for each year in the three-year period and averaging the amounts. Executives could earn threshold payouts (equal to 25% of target award) if for the three-year period, average annual growth in GAAP-adjusted weather-normalized net earnings per share equaled 1%. Executives could earn target payouts (equal to 100% of target award) if for the three-year period, such average annual growth equaled 4.5%, and maximum payouts (equal to 200% of target award) if for the three-year period, such average annual growth equaled or exceeded 8%. Potential payouts were scaled between 25% and 200% based on the actual average growth in GAAP-adjusted weather-normalized net earnings per share for the entire three-year period. No payouts could be earned if growth in GAAP-adjusted weather-normalized net earnings per share were less than 1% for the three-year period, and no payouts could exceed 200% of target award.

For the first, second and third years of the 2015-2017 period, our growth in GAAP-adjusted weather-normalized net earnings per share was 4.2%, 6.4% and 8.6%, respectively (37.7%, 20.3% and (119.9%), respectively, in GAAP net earnings per share (see above for a reconciliation of our GAAP-adjusted weather-normalized net earnings per share to our GAAP net earnings per share)), which resulted in a three-year average of 6.4% on the earnings per share component. Accordingly, the payout of the GAAP-adjusted net earnings per share portion of the performance shares, which occurred in March 2018, was 157.1%.

The overall payout of the total TSR and GAAP-adjusted weather-normalized net earnings per share components of the performance share awards for the 2015-2017 cycle, which occurred in March 2018, was 78.55%, and is reflected in the “2017 Option Exercises and Stock Vested” table.

2015-2017 Restricted Stock Unit Awards

The 2015-2017 restricted stock unit awards were granted on February 19, 2015, and were based on the fair market value of our common stock on the date of grant.  The restricted stock units were subject to a three-year vesting period, did not have voting rights prior to vesting, and accrued dividend equivalents prior to vesting. Vesting of the restricted stock units was subject to forfeiture: (i) in the event of termination of employment prior to the end of the vesting period, subject to certain exceptions for retirement, death, disability, or change in control; or (ii) if the Company did not achieve 2017 year-end positive earnings per share, as determined in the sole discretion of the Compensation Committee. The Compensation Committee also had sole discretion to adjust the number of restricted stock units downward, including to zero, if the participant’s individual performance during the three year period warranted reduction. We did not achieve 2017 year-end positive earnings per share. Accordingly, the restricted stock units did not vest and were forfeited.  See the “2017 Option Exercises and Stock Vested” table.

2015-2017 Restricted Stock Units did not vest and were forfeited.

2016-2018 Performance Share and Restricted Stock Unit Awards

For the 2016-2018 performance period, we again granted awards under the Long-Term Equity Compensation Plan to each of the Named Executive Officers comprised of a combination of 70% performance shares and 30% restricted stock units.

Components of 2016-2018 Performance Share Awards

The components on which we based the 2016-2018 performance share awards, and the TSR measurement for the 2016-2018 performance share awards, were the same as for the 2015-2017 awards. Like the 2015-2017 performance share awards, performance measurement and award determination for the performance shares for the 2016-2018 performance period will be made for the entire three-year cycle with vesting and payment of awards after the end of the three-year cycle. See “-Components of 2015-2017 Performance Share Awards.”

Performance Criteria for the 2016-2018 Performance Share Awards

Payouts based on the TSR component of the 2016-2018 performance share awards will be scaled according to our ranking against the same peer group of utilities used for the 2015-2017 performance period as discussed above under “Performance Criteria for the 2015-2017 Performance Share Awards and Earned and Vested Awards for the 2015-2017 Performance Period,” unless a company could no longer be included due to a merger, dissolution or other similar transaction.

For the half of performance shares based on our level of achieving growth in GAAP-adjusted weather-normalized net earnings per share targets, we will determine the growth achieved by calculating GAAP-adjusted weather-normalized net earnings per share for each year in the three-year period and averaging the amounts. Executives can earn threshold payouts (equal to 25% of target award) if for the three-year period, average annual growth in GAAP-adjusted weather-normalized net earnings per share equals 1%. Executives can earn target payouts (equal to 100% of target award) if for the three-year period, such average annual growth equals 5%, and maximum payouts (equal to 200% of target award) if for the three-year period, such average annual growth equals or exceeds 9%. Potential payouts will be scaled between 25% and 200% based on the actual average growth in GAAP-adjusted weather-normalized net earnings per share for the entire three-year period. No payouts can be earned if growth in GAAP-adjusted weather-normalized net earnings per share is less than 1% for the three-year period, and no payouts can exceed 200% of target award.

See the “Outstanding Equity Awards at 2017 Fiscal Year-End” table for information about performance share awards outstanding at the end of 2017.

2016-2018 Restricted Stock Unit Awards

The 2016-2018 restricted stock unit awards were granted on February 18, 2016, and were based on the fair market value of our common stock on the date of grant. The restricted stock units have the same terms as the 2015-2017 restricted stock units as discussed above under “2015-2017 Restricted Stock Unit Awards.” See the “Outstanding

Equity Awards at 2017 Fiscal Year-End” table for information about restricted stock unit awards outstanding at the end of 2017.

2017-2019 Performance Share and Restricted Stock Unit Awards

For the 2017-2019 performance period, we again granted awards under the Long-Term Equity Compensation Plan to each of the Named Executive Officers comprised of a combination of 70% performance shares and 30% restricted stock units.

Components of 2017-2019 Performance Share Awards

The components on which we based the 2017-2019 performance share awards, and the TSR measurement for the 2017-2019 performance share awards, were the same as for the 2015-2017 and the 2016-2018 awards. Like the 2015-2017 and 2016-2018 performance share awards, performance measurement and award determination for the performance shares for the 2017-2019 performance period will be made for the entire three-year cycle with vesting and payment of awards after the end of the three-year cycle. See “-Components of 2015-2017 Performance Share Awards” and “-Components of 2016-2018 Performance Share Awards.”

Performance Criteria for the 2017-2019 Performance Share Awards

Payouts based on the TSR component of the 2017-2019 performance share awards will be scaled according to our ranking against the same peer group of utilities used for the 2015-2017 and 2016-2018 periods as discussed above under “Performance Criteria for the 2015-2017 Performance Share Awards and Earned and Vested Awards for the 2015-2017 Performance Period,” and “Performance Criteria for the 2016-2018 Performance Share Awards,” unless a company could no longer be included due to a merger, dissolution or other similar transaction.

For the half of performance shares based on our level of achieving growth in GAAP-adjusted weather-normalized net earnings per share targets, the performance criteria for the 2017-2019 period were again the same as those used for the 2016-2018 period, as discussed under “-Performance Criteria for the 2016-2018 Performance Share Awards.”

See the “2017 Grants of Plan-Based Awards” table for information about 2017 grants of performance share awards, and “Outstanding Equity Awards at 2017 Fiscal Year-End” table for information about performance share awards outstanding at the end of 2017.

2017-2019 Restricted Stock Unit Awards

The 2017-2019 restricted stock unit awards were granted on February 16, 2017, and were based on the fair market value of our common stock on the date of grant. The restricted stock units have the same terms as the 2015-2017 and 2016-2018 restricted stock units as discussed under “2015-2017 Restricted Stock Unit Awards” and “2016-2018 Restricted Stock Unit Awards.” Information about the restricted stock unit awards granted for the 2017-2019 three-year period is provided in the “2017 Grants of Plan-Based Awards” table. See also the “Outstanding Equity Awards at 2017 Fiscal Year-End” table.

Other 2018 Compensation Decisions

At its February 2018 meeting, the Board, on recommendation of the Compensation Committee did not make any increases to base salaries of the Named Executive Officers.

Retirement and Other Benefit Plans

We currently sponsor the following retirement benefit plans:

•	A tax qualified defined benefit retirement plan (the “Retirement Plan”) (closed to new employees and rehired employees as of December 31, 2013);

•	A nonqualified defined benefit Supplemental Executive Retirement Plan (the “SERP”) (closed to new employees and rehired employees as of December 31, 2013);

•	A tax qualified defined contribution plan (the “401(k) Plan” also known as the “SCANA Corporation 401(k) Retirement Savings Plan”); and

•	A nonqualified defined contribution Executive Deferred Compensation Plan (the “EDCP”).

All employees who have met eligibility requirements may participate in the Retirement Plan and the 401(k) Plan.

The SERP and the EDCP are designed to provide a benefit to senior executive officers who participate in the Retirement Plan or 401(k) Plan (our tax qualified retirement plans) and whose participation in those tax qualified plans at the same percentage of salary as all other employees is otherwise limited by government regulation. The SERP and EDCP participants are provided with the benefits to which they would have been entitled under the Retirement Plan or 401(k) Plan had their participation not been limited. At present, certain senior executive officers, including the Named Executive Officers, are participants in the SERP and/or EDCP. The SERP is described under the caption “Potential Payments Upon Termination or Change in Control - Retirement Benefits - Supplemental Executive Retirement Plan” and the EDCP is described under the caption “2017 Nonqualified Deferred Compensation - Executive Deferred Compensation Plan.” We provide the SERP and the EDCP benefits because they allow our senior executive officers the opportunity to defer the same percentage of their compensation as other employees. We also believe, based on market survey data, that these plans may be necessary to make our senior executive officer retirement benefits competitive.

As of December 31, 2013, the Retirement Plan and the SERP were both closed to new employees and rehired employees. Current participants in the Retirement Plan and the SERP who continue to meet eligibility requirements will continue to earn benefits until December 31, 2023. Effective January 1, 2024, participants will no longer earn any future benefit accruals under these plans except that participants under the cash balance formula will continue to earn interest credits.

We also provide other benefits such as medical, dental, life and disability insurance, which are available to all of our employees. In addition, we provide our executive officers with additional long-term disability insurance and retiree medical and term life insurance.

Termination, Severance and Change in Control Arrangements

Our retirement and benefit plans include provisions that provide for payments to our senior executive officers, including our Named Executive Officers, in the event of a change in control of our Company. These arrangements, including the triggering events for payments and possible payment amounts, are described under the caption “Potential Payments Upon Termination or Change in Control.” We believe that these arrangements are not uncommon for executives at the level of our Named Executive Officers and senior executive officer participants, including executives of the companies included in our compensation market survey information. We believe these arrangements are important factors in attracting and retaining our senior executive officers by assuring them financial and employment status protections in the event control of our Company changes. We believe such assurances of financial and employment protections help free executives from personal concerns over their futures, and thereby, can help to align their interests more closely with those of shareholders in negotiating transactions that could result in a change in control.

Perquisites

We provide limited perquisites to senior executive officers as summarized below.

Company Aircraft

The Company leases two aircraft for the use of officers and managers in their travels to various operations throughout our service areas, as well as to meet with regulatory bodies, industry groups, financial groups, and to conduct other Company business. Our senior executive officers may use the aircraft for business purposes on a non-exclusive basis. The aircraft may also be used to transport directors to and from meetings and committee meetings of the Board of Directors. Spouses or close family members of directors and senior executive officers occasionally accompany a director or senior executive officer on the aircraft when the director or executive officer is flying for our business purposes. On rare occasions, a senior executive officer may use the aircraft for personal use that is not in connection with a business purpose. We impute income to the executive for certain expenses related to such use.

For purposes of determining total 2017 compensation, we valued the aggregate incremental cost of the personal use of our aircraft, if any, using a method that takes into account the variable expenses associated with operating the aircraft, which variable expenses are only incurred if the planes are flying. The following items are included in our aggregate incremental cost: aircraft fuel and oil expenses per hour of flight; maintenance, parts and external labor (inspections and repairs) per hour of flight; landing/parking/flight planning services expenses; crew travel expenses; supplies and food.

Medical Examinations

We offer all employees who participate in our health plans a preventive annual medical examination at no cost. Additionally, in order that we might plan for any executive-level health related retirements or resignations, we also provide each of our senior executive officers the opportunity to have a comprehensive annual medical examination from Lexington Medical Center, or the physician of his or her choice.

Security Systems

We offer installation and monitoring of home security systems for our senior executive officers. Because we operate a nuclear facility and provide essential services to the public, we believe we have a duty to help assure uninterrupted and safe operations by protecting the safety and security of our senior executive officers. We provide such installation and monitoring at more than one home for some senior executive officers.

Other Perquisites

We provide a taxable allowance to our senior executive officers for financial counseling services, including tax preparation and estate planning services. We value this benefit based on the actual charges incurred. We also pay the fees and monthly dues for civic and lunch club memberships for senior executive officers which are used for business purposes. We sometimes invite spouses to accompany directors and senior executive officers to our quarterly Board meetings because we believe social gatherings of directors and senior executive officers in connection with these meetings increases collegiality.

Accounting and Tax Treatment of Compensation and Effect of Financial Restatement on Executive Compensation

Deductibility of Executive Compensation

Section 162(m) of the Internal Revenue Code establishes a limit on the tax deductibility of annual compensation in excess of $1,000,000 for certain senior executive officers, including the Named Executive Officers. Certain performance-based compensation approved by shareholders is not subject to the tax deduction limit. Our Long-Term Equity Compensation Plan is currently qualified so that most performance-based awards under that Plan constitute compensation that is not subject to Section 162(m). Our Short-Term Annual Incentive Plan does not meet Section 162(m) tax deductibility requirements. To maintain flexibility in compensating senior executive officers in a manner designed to promote various corporate goals, the Compensation Committee has not adopted a policy that all compensation must be tax deductible. Because Mr. Marsh’s salary exceeded the $1,000,000 threshold, we may not deduct a portion of his compensation for tax purposes. The Compensation Committee considered these tax effects in connection with its deliberations on senior executive compensation. The tax reform legislation signed into law in December, 2017, made significant amendments to IRC Section 162(m), including, with limited exceptions, repeal of the exception to the $1 million deductibility limit for performance-based compensation.   A number of these amendments are ambiguous, and will likely be subject to corrective legislation or interpretive advice from the IRS.   Accordingly, the impact of the amendments on deductibility of our performance-based compensation is unclear.  The Compensation Committee will continue to monitor relevant developments in making its decisions about the structure of our compensation programs.

Accounting for Stock Based Compensation

We account for stock based compensation in accordance with the requirements of FASB ASC Topic 718. All stock based compensation awards since 2009 have been accounted for as liability awards.

Financial Restatement

Although we have never experienced such a situation, our Board of Directors’ policy would be to consider, on a case-by-case basis, a retroactive adjustment to any cash or equity-based incentive compensation paid to our senior executive officers where payment was conditioned on achievement of certain financial results that were subsequently restated or otherwise adjusted in a manner that would reduce the size of a prior award or payment.

Security Ownership Guidelines for Executive Officers

The Board has established minimum stock ownership guidelines for senior executive officers with a title of Senior Vice President and above. The Chief Executive Officer is required to hold a minimum of five times his or her annual base salary in the form of SCANA Corporation common stock and all other senior executive officers are required to hold a minimum of three times their annual base salary in the form of SCANA Corporation common stock. Any newly elected Chief Executive Officer or Senior Vice President will have a period of five years from their election to meet the required minimum ownership requirement. Once a senior executive officer complies with the minimum ownership guidelines, compliance will not be jeopardized by fluctuations in the price of the Company’s common stock as long as the senior executive officer has not sold shares of the Company’s common stock which were included to meet the minimum ownership requirements. The Compensation Committee of the Board monitors compliance with the policy, and also has the authority to grant a temporary waiver of the minimum share ownership requirement upon demonstration by the senior executive officer that, due to a financial hardship or other good reason, he or she cannot meet the requirement. For purposes of meeting the applicable guidelines, the following will be considered SCANA common stock: (i) shares held directly; (ii) shares held in any defined contribution, employee stock ownership plan or other stock-based plan; (iii) performance shares/units under an incentive or base salary deferral plan; (iv) performance shares/units earned and/or deferred in any long-term incentive plan account; and (v) vested and unvested restricted stock and restricted stock unit awards. The Board directed that the Company institute appropriate policies and administrative processes to ensure the minimums are effectively monitored and communicated with annual reports to the Compensation Committee. The Committee reviews security ownership at its third quarter meeting each year, and as of the measurement in July 2017, all executives were in compliance or newly appointed executives were on track to meet the ownership guidelines by their measurement dates.

Non-binding Shareholder Advisory Vote on Executive Compensation and Frequency of Vote on Executive Compensation

Pursuant to the requirements of Section 14A of the Exchange Act and related SEC regulations, at our 2017 Annual Meeting of Shareholders, we submitted to our shareholders a non-binding advisory vote on approval of executive compensation. At its Committee meetings in July and October of 2017, the Compensation Committee took into consideration that 93% of the shares voting on the non-binding advisory vote on executive compensation had voted in favor of the proposal, and the Committee concluded that no material changes to executive compensation decisions and policies were necessary in 2017. In February 2018, the Committee discussed the structure of executive compensation and noted that both the short- and long-term incentive plans were designed such that awards would fail to vest when performance measures were not met. The Committee also noted that, under each of the short- and long-term incentive plan, one performance measure was not met and, as a result, one of the components of each of the plans failed to vest at the end of 2017, resulting in no payout under those components of the awards. Additionally, in order to further maintain alignment of executive compensation with operational and financial results for 2017, the Committee, and the Board, also exercised negative discretion pursuant to the terms of the Short-Term Annual Incentive Plan, and determined that no payouts would be made to any officer under the plan, even on components of their awards that were earned. See “-Short-Term Annual Incentive Plan - Individual and Business Unit Strategic Objectives Component of 2017 Annual Incentive Award.”

At our 2017 Annual Meeting, we submitted to our shareholders a non-binding advisory vote on whether to hold the non-binding advisory vote on executive compensation every year, every two years, or every three years. The Committee took into consideration that, of the shares voting on the non-binding advisory vote on frequency of the vote on executive compensation, more shares voted in favor of an every year frequency than on either of the other frequency alternatives, and, accordingly, has set the current frequency of the non-binding advisory vote on executive compensation at every year. The next vote on the frequency of the advisory (non-binding) vote relating to executive compensation will be held at the Annual Meeting in 2023.

Compensation Committee Report

The Compensation Committee has reviewed and discussed with management the section entitled “Compensation Discussion and Analysis” above. Based on that review and discussion, the Compensation Committee recommended to our Board of Directors that the section entitled “Compensation Discussion and Analysis” above be included in our Annual Report on Form 10-K, as amended, for the year ended December 31, 2017 for filing with the SEC.

Mr. James A. Bennett, Chair
Mr. John F. A. V. Cecil
Mrs. Sharon A. Decker
Mr. James W. Roquemore
Mr. Maceo K. Sloan

SUMMARY COMPENSATION TABLE

The following table summarizes information about compensation paid or accrued during 2017, 2016 and 2015 to our Chief Executive Officer, our Chief Financial Officer and our three next most highly compensated executive officers. (As noted in the section entitled “Compensation Discussion and Analysis,” we refer to these persons as our Named Executive Officers.) Mr. Archie was not a Named Executive Officer in 2015 or 2016.

		Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name and Principal Position	Year	($)(1)	($)(2)	($)(3)	($)	($)(4)	($)(5)	($)(6)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
K. B. Marsh
Chief Executive Officer,	2017	$1,267,057	—	$3,263,991	—	—	$425,089	$279,038	$5,235,175
President and	2016	$1,216,901	—	$2,902,015	—	$1,432,431	$395,640	$161,817	$6,108,804
Chief Operating Officer	2015	$1,202,590	—	$2,763,823	—	$1,364,220	$251,586	$151,039	$5,733,258
J. E. Addison	2017	$657,652	—	$1,185,943	—	—	$214,951	$82,086	$2,140,632
Executive Vice President and	2016	$631,619	—	$1,054,398	—	$619,574	$194,123	$81,160	$2,580,874
Chief Financial Officer	2015	$624,112	—	$1,004,157	—	$590,070	$102,816	$84,264	$2,405,419
S. A. Byrne	2017	$657,652	—	$1,185,943	—	—	$227,615	$119,520	$2,190,730
Executive Vice President	2016	$631,619	—	$1,054,398	—	$619,574	$199,358	$77,192	$2,582,141
	2015	$624,112	—	$1,004,157	—	$531,063	$85,545	$69,161	$2,314,038
W. K. Kissam	2017	$400,068	—	$453,457	—	—	$129,568	$45,097	$1,028,190
Senior Vice President	2016	$384,681	—	$403,139	—	$276,396	$112,099	$43,541	$1,219,856
	2015	$383,739	—	$387,644	—	$265,767	$38,396	$45,262	$1,120,808
J. B. Archie	2017	$397,182	—	$449,906	—	—	$135,662	$45,756	$1,028,506
Senior Vice President
R. T. Lindsay	2017	$232,389	—	$624,131	—	—	$62,766	$299,329	$1,218,615
Senior Vice President	2016	$452,921	—	$560,366	—	$354,589	$87,243	$52,190	$1,507,309
and General Counsel	2015	$456,209	—	$544,044	—	$344,261	$88,881	$55,012	$1,488,407

(1)	2017 base salary increases for our Named Executive Officers are discussed under “- Compensation Discussion and Analysis - Base Salaries.”

(2)	No discretionary bonus awards were granted to any Named Executive Officers in 2017 under the Short-Term Annual Incentive Plan.

(3)
February 2017 grants of performance share and restricted stock unit awards (liability awards) under the Long-Term Equity Compensation Plan, as discussed under “- Compensation Discussion and Analysis - Long-Term Equity Compensation Plan.” The amounts in this column represent the aggregate grant date fair value of the awards computed in accordance with FASB ASC Topic 718. The value of performance share awards is based on the probable outcome of performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the service period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures. For 2017, the grant date maximum values of the performance shares, assuming the highest levels of performance, would be as follows: Mr. Marsh $4,618,062; Mr. Addison $1,677,930; Mr. Byrne $1,677,930; Mr. Kissam $641,554; Mr. Archie $636,596; and Mr. Lindsay

$883,058. The assumptions made in the valuation of stock awards are set forth in Note 9 to our audited financial statements for the year ended December 31, 2017, which are included in the Original Filing.
Although the 2017 and 2016 Long-Term Equity Compensation awards in the table below are included in column (e) of the Summary Compensation Table at grant date fair value, a portion of these awards was forfeited as a result of Messrs. Marsh, Byrne and Lindsay’s separations from service. The amounts in the table below represent the forfeited awards under the 2017-2019 and 2016-2018 Long-Term Equity Compensation Plan performance periods:

	2016	2017	Total Forfeited Award
K. B. Marsh	$661,265	$1,539,354	$2,200,619
S. A. Byrne	$240,259	$559,310	$799,569
R. T. Lindsay	$127,688	$294,352	$422,040

(4)
Although all of our Named Executive Officers achieved at least a portion of their objectives under the Short-Term Annual Incentive Plan, our Board made a determination that no payout would be made even on earned awards. The Board’s application of negative discretion on these awards is discussed in further detail under “ - Compensation Discussion and Analysis - Short-Term Annual Incentive Plan.”

(5)
The aggregate change in the actuarial present value of each Named Executive Officer’s accumulated benefits under SCANA’s Retirement Plan and Supplemental Executive Retirement Plan from the pension plan measurement date used for financial statement reporting purposes with respect to the audited financial statements for the prior completed fiscal year to the pension plan measurement date used for financial statement reporting purposes with respect to the audited financial statements for the covered fiscal year shown, determined using interest rate and mortality rate assumptions consistent with those used in our financial statements. These plans are discussed under “- Compensation Discussion and Analysis - Retirement and Other Benefit Plans,” “- Defined Benefit Retirement Plan,” “- Supplemental Executive Retirement Plan,” and “- Potential Payments Upon Termination or Change in Control - Retirement Benefits - Supplemental Executive Retirement Plan.”

(6)
Includes all other compensation paid to each Named Executive Officer, including Company contributions to the 401(k) Plan and the Executive Deferred Compensation Plan, imputed income for disability insurance and aircraft use, if any, and life insurance premiums on policies owned by Named Executive Officers. For 2017, the Company contributions to defined contribution plans were as follows: Mr. Marsh $161,630; Mr. Addison $76,458; Mr. Byrne $76,458; Mr. Archie $40,271; Mr. Kissam $40,481; and Mr. Lindsay $39,764. For 2017 perquisites did not exceed an aggregate of $10,000 for any of our Named Executive Officers. For Mr. Marsh, includes payout of vacation time accrued during 2017 in the amount of $111,717. For Mr. Byrne, includes payout of vacation time accrued during 2017 in the amount of $36,857. For Mr. Lindsay, includes payout of vacation time accrued during 2017 in the amount of $23,299. In addition, for Mr. Lindsay, includes $234,119 pursuant to his post-employment consulting agreement.

2017 GRANTS OF PLAN-BASED AWARDS

The following table sets forth information about each grant of an award made to a Named Executive Officer under our compensation plans during 2017.

The amounts under the columns “Estimated Possible Payouts Under Non-Equity Incentive Plan Awards” were estimates made at the grant date in February, 2017, of amounts that could have been paid if performance criteria were met under the Short-Term Annual Incentive Plan. However, as reflected in the “Summary Compensation Table” under the column “Non-Equity Incentive Plan Compensation,” no payouts were made for 2017 under the Short-Term Annual Incentive Plan.

		Estimated Possible Payouts Under Non-Equity Incentive Plan			Estimated Future Payouts Under Equity Incentive Plan			All Other Stock Awards: Number of Shares of Stock or Units	All Other Option Awards: Number of Securities Underlying Options	Exercise or Base Price of Option Awards	Grant Date Fair Value of Stock and Option Awards
		Awards(1)			Awards(2)(4)
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)(3)(4)	(#)	($/Sh)	($)(5)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)	(l)
K. B. Marsh	2-16-2017	$572,972	$1,145,945	$1,718,917
	2-16-2017				8,615	34,458	68,916		—	—	$2,309,031
	2-16-2017							14,251			$954,960
J. E. Addison	2-16-2017	$247,829	$495,659	$743,488
	2-16-2017				3,130	12,520	25,040		—	—	$838,965
	2-16-2017							5,178			$346,978
S. A. Byrne	2-16-2017	$247,829	$495,659	$743,488
	2-16-2017				3,130	12,520	25,040		—	—	$838,965
	2-16-2017							5,178			$346,978
J. B. Archie	2-16-2017	$109,696	$219,392	$329,088
	2-16-2017				1,188	4,750	9,500		—	—	$318,298
	2-16-2017							1,964			$131,608
W. K. Kissam	2-16-2017	$110,559	$221,117	$331,676
	2-16-2017				1,197	4,787	9,574		—	—	$320,777
	2-16-2017							1,980			$132,680
R. T. Lindsay	2-16-2017	$140,472	$280,943	$421,415
	2-16-2017				1,647	6,589	13,178		—	—	$441,529
	2-16-2017							2,725			$182,602

(1)
The amounts in columns (c), (d) and (e) represent the threshold (50% of target), target (100%) and maximum (150% of target) awards that could have been paid for 2017 under the Short-Term Annual Incentive Plan if performance criteria were met. Awards were based 50% on our achieving earnings per share objectives and 50% on our Named Executive Officers achieving individual and business unit performance objectives. The 2017 Short-Term Annual Incentive Plan also provided for a formulaic scaling of the total target awards up to 130% of the total target award if our net earnings per share for 2017 exceeded our goals, and for an additional 20% potential discretionary award, for a total potential payout of up to 150% of target award. For 2017, our net earnings per share goal was $4.25 and our actual results were a net loss of $.83 per share. We did not meet our 2017 earnings per share goals, and our Named Executive Officers only partially met their individual and business unit financial and strategic objectives. Our Board determined that no payout would be made for the individual and business unit objectives including for those that were met, and as such no payouts were made to our Named Executive Officers under the 2017 Short-Term Annual Incentive Plan. See “-Compensation Discussion and Analysis - Short-Term Annual Incentive Plan.”

(2)
Represents total potential future payouts of the 2017-2019 performance share awards under the Long-Term Equity Compensation Plan. Payout of performance share awards at the end of the 2017-2019 performance period will be dictated by our performance against pre-determined measures of TSR and average growth in GAAP-adjusted weather-normalized net earnings per share for the three-year period. See - “Compensation Discussion and Analysis - Long-Term Equity Compensation Plan - Components of 2017-2019 Performance Share Awards,” and “-Performance Criteria for the 2017-2019 Performance Share Awards.” As reflected in footnote 3 to the Summary Compensation Table, Messrs. Marsh, Byrne, and Lindsay forfeited a pro rata portion of these awards due to their separations from service.

(3)
Represents restricted stock unit awards. Restricted stock unit awards are time based and vest after three years if the Named Executive Officer is still employed by us at that date, and if additional conditions are met, subject to exceptions for retirement, death, disability, or a change in control. See “- Compensation Discussion and Analysis - Long-Term Equity Compensation Plan - 2017-2019 Restricted Stock Unit Awards.”

(4)
A discussion of the components of the performance share and restricted stock unit awards is included under “- Compensation Discussion and Analysis - Long-Term Equity Compensation Plan - Components of 2017-2019 Performance Share Awards,” “- Performance Criteria for the 2017-2019 Performance Share Awards,” and “- 2017-2019 Restricted Stock Unit Awards.”

(5)
The grant date fair value of restricted stock unit awards is computed in accordance with FASB ASC Topic 718. The grant date fair value of performance share awards is based on the probable outcome of the performance conditions, consistent with the estimate of aggregate compensation cost to be recognized over the performance period determined as of the grant date under FASB ASC Topic 718, excluding the effect of estimated forfeitures.

OUTSTANDING EQUITY AWARDS AT 2017 FISCAL YEAR-END
The following table sets forth certain information regarding equity incentive plan awards for each Named Executive Officer outstanding as of December 31, 2017.

		Stock Awards
		Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name		(#)(1)	($)(2)	(#)(3)(4)	($)(2)(4)
(a)	Date of Grant	(g)	(h)	(i)	(j)
K. B. Marsh	2-16-17			38,765	$1,542,072
	2-16-17	14,251	$566,905
	2-18-16			34,351	$1,366,483
	2-18-16	14,133	$562,211
J. E. Addison	2-16-17			14,085	$560,301
	2-16-17	5,178	$205,981
	2-18-16			12,481	$496,494
	2-18-16	5,135	$204,270
S. A. Byrne	2-16-17			14,085	$560,301
	2-16-17	5,178	$205,981
	2-18-16			12,481	$496,494
	2-18-16	5,135	$204,270
J. B. Archie	2-16-17			5,344	$212,584
	2-16-17	1,964	$78,128
	2-18-16			4,758	$189,273
	2-18-16	1,958	$77,889
W. K. Kissam	2-16-17			5,385	$214,215
	2-16-17	1,980	$78,764
	2-18-16			4,772	$189,830
	2-18-16	1,963	$78,088
R. T. Lindsay	2-16-17			7,413	$294,889
	2-16-17	2,725	$108,401
	2-18-16			6,633	$263,861
	2-18-16	2,729	$108,560

(1)
The awards granted on February 16, 2017 and February 18, 2016 represent restricted stock units awarded for the 2017-2019 and 2016-2018 performance periods of the Long-Term Equity Compensation Plan that have not vested. The restricted stock units will vest December 31, 2019 and December 31, 2018, respectively, if the Named Executive Officer is still employed by us at that date, subject to exceptions for retirement, death, disability, or change in control. Additionally, each of the Named Executive Officers would also be entitled to dividend equivalents for each share that vests. For the awards granted on February 16, 2017 and February 18, 2016, respectively, assuming cumulative dividend rates as of December 31, 2017, dividend equivalents of $4.75 and $2.45, respectively, would be paid on each vested share and dividend equivalents would continue to accrue during the remaining performance period at the then current dividend rate. Although Messrs. Marsh, Byrne, and Lindsay have separated from service, they will be entitled to these awards prorated through December 31, 2017, if performance conditions are met at the end of the performance periods, in the sole discretion of the Committee.

(2)	The market value of these awards is based on the closing market price of our common stock on the New York Stock Exchange on December 29, 2017 of $39.78.

(3)
The awards granted on February 16, 2017 and February 18, 2016 represent performance shares that have not been earned. Assuming the performance criteria are met and the reported payout levels are sustained, these performance shares will vest on December 31, 2019 and December 31, 2018, respectively, subject to exceptions for retirement, death, disability, or change in control. Additionally, each of the Named Executive Officers would also be entitled to dividend equivalents for each share that vests. For the awards granted on February 16, 2017 and February 18, 2016, respectively, assuming cumulative dividend rates as of December 31, 2017, dividend equivalents of $4.75 and $2.45, respectively, would be paid on each vested share and dividend equivalents would continue to accrue during the remaining performance period at the then current dividend rate. Although Messrs. Marsh, Byrne, and Lindsay have separated from service during 2017, they will be entitled to these awards on a pro-rated basis through December 31, 2017, if performance conditions are met at the end of the performance periods.

(4)
For the 2017-2019 awards, performance shares tracking against TSR (50% of performance share award) are reflected at a threshold payout since our TSR for the most recently completed fiscal year was below threshold. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the threshold performance measure for the TSR portion of the performance shares. Performance shares tracking against average growth in GAAP-adjusted weather-normalized net earnings per share (50% of performance share award) for the 2017-2019 awards are reflected at a maximum payout since our growth in GAAP-adjusted weather-normalized net earnings per share for the most recently completed fiscal year was above target. Therefore, the number of shares and payout value shown in columns (i)

and (j) are based on the maximum performance measure for the growth in GAAP-adjusted weather-normalized net earnings per share portion of the performance shares.
For the 2016-2018 awards, performance shares tracking against TSR (50% of performance share award) are reflected at a threshold payout since our TSR for the most recently completed fiscal year was below threshold. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the threshold performance measure for the TSR portion of the performance shares. Performance shares tracking against average growth in GAAP-adjusted weather-normalized net earnings per share (50% of performance share award) for the 2016-2018 awards are reflected at a maximum payout since our average growth in GAAP-adjusted weather-normalized net earnings per share for the most recently completed fiscal year was above target. Therefore, the number of shares and payout value shown in columns (i) and (j) are based on the maximum performance measure for the growth in GAAP-adjusted weather-normalized net earnings per share portion of the performance shares.

2017 OPTION EXERCISES AND STOCK VESTED

The following table sets forth information about stock awards that vested for each Named Executive Officer during 2017. None of our employees, including the Named Executive Officers, currently hold stock options.

	Option Awards		Stock Awards
	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)(1)	($)(1)(2)(3)
(a)	(b)	(c)	(d)	(e)
K. B. Marsh	—	—	24,984	$993,864
	—	—	—	—
J. E. Addison	—	—	9,077	$361,083
	—	—	—	—
S. A. Byrne	—	—	9,077	$361,083
	—	—	—	—
J. B. Archie	—	—	3,510	$139,628
	—	—	—	—
W. K. Kissam	—	—	3,503	$139,349
	—	—	—	—
R. T. Lindsay	—	—	4,917	$195,598
	—	—	—	—

(1)
Represents the portion of the 2015-2017 performance share awards that vested at the end of the three-year vesting period. For a discussion of these awards, see “- Compensation Discussion and Analysis - Long-Term Equity Compensation Plan - Performance Criteria for the 2015-2017 Performance Share Awards and Earned and Vested Awards for the 2015-2017 Performance Period.”

(2)
The 2015-2017 restricted stock unit awards did not vest and were forfeited. For a discussion of these forfeitures, see “- Compensation Discussion and Analysis - Long-Term Equity Compensation Plan - 2015-2017 Restricted Stock Unit Awards.”

(3)
Dollar amounts in column (e) are calculated by multiplying the number of performance shares shown in column (d) by the closing price of SCANA common stock on the vesting date (December 31, 2017). In addition to the amounts above, on the vesting date, each Named Executive Officer also received dividend equivalents of $6.93 per share on the shares listed above. These amounts were paid in March of 2018.

PENSION BENEFITS

The following table sets forth certain information relating to our Retirement Plan and our SERP.

		Number of Years Credited Service	Present Value of Accumulated Benefit	Payments During Last Fiscal Year
Name	Plan Name	(#)(1)	($)(1)(2)(3)	($)
(a)	(b)	(c)	(d)	(e)
K. B. Marsh	SCANA Retirement Plan	33	$1,009,421	—
	SCANA Supplemental Executive Retirement Plan	33	$2,406,811	—
J. E. Addison	SCANA Retirement Plan	26	$510,039	—
	SCANA Supplemental Executive Retirement Plan	26	$897,325	—
S. A. Byrne	SCANA Retirement Plan	22	$472,677	—
	SCANA Supplemental Executive Retirement Plan	22	$1,153,957	—
J. B. Archie	SCANA Retirement Plan	39	$1,058,636	—
	SCANA Supplemental Executive Retirement Plan	39	$311,799	—
W. K. Kissam	SCANA Retirement Plan	29	$488,102	—
	SCANA Supplemental Executive Retirement Plan	29	$269,956	—
R. T. Lindsay	SCANA Retirement Plan	8	—	$205,731
	SCANA Supplemental Executive Retirement Plan	8	$346,579	—

(1)
Computed as of December 31, 2017, the plan measurement date used for financial statement reporting purposes with respect to the audited financial statements for the last completed fiscal year. Other than as set forth in disclosures related to our Change in Control Plans, we do not provide extra years of credited service under these plans. See “Potential Payments Upon Termination or Change in Control.”

(2)
Present value calculation determined using current account balances for each Named Executive Officer as of December 31, 2017, based on assumed retirement at normal retirement age (specified as age 65) and other assumptions as to valuation method, interest rate, discount rate and other material factors as set forth in Note 8 to our audited financial statements for the year ended December 31, 2017, which are included in the Original Filing.

(3)
Messrs. Marsh, Byrne, and Lindsay have separated from service. The amounts reflected in this column are the amounts to which they were entitled upon separation from service. However, these amounts were not paid in 2017.

The Retirement Plan is a tax qualified defined benefit plan and the SERP is a nonqualified deferred compensation plan. The plans provide for full vesting after three years of service or after reaching age 65. All Named Executive Officers are fully vested in both plans. As of December 31, 2013, the Retirement Plan and the SERP were both closed to new employees and rehired employees. Current participants in the Retirement Plan and the SERP who continue to meet eligibility requirements will continue to earn benefits until December 31, 2023. Effective January 1, 2024, participants will no longer earn any future benefit accruals under these plans except that participants under the cash balance formula of the Retirement Plan will continue to earn interest credits.

Defined Benefit Retirement Plan

The Retirement Plan uses a mandatory cash balance benefit formula for employees hired on or after January 1, 2000. Effective July 1, 2000, SCANA employees hired prior to January 1, 2000 were given the choice of remaining under the Retirement Plan’s final average pay formula or switching to the cash balance formula. All the Named Executive Officers participate under the cash balance formula of the Retirement Plan.

The cash balance formula is expressed in the form of a hypothetical account balance. Account balances are increased monthly by interest and compensation credits. The interest rate used for accumulating account balances is determined annually based on 30-year treasury securities and the applicable segment rates determined under Internal Revenue Code Section 417(c)(3)(D) calculated using the rates for December of the previous calendar year. Compensation credits equal 5% of compensation up to the Social Security wage base and 10% of compensation in excess of the Social Security wage base.

Supplemental Executive Retirement Plan
In addition to the Retirement Plan, we provide the SERP for certain eligible employees hired before December 31, 2013, including the Named Executive Officers. The SERP is an unfunded plan that provides for benefit payments in addition to benefits payable under the qualified Retirement Plan in order to replace benefits lost under the Retirement Plan because of Internal Revenue Code maximum benefit limitations on tax qualified plans. The SERP is discussed under the caption “- Potential Payments Upon Termination or Change in Control - Retirement Benefits,” and under the caption “- Compensation Discussion and Analysis - Retirement and Other Benefit Plans.”

2017 NONQUALIFIED DEFERRED COMPENSATION

The following table sets forth information with respect to the EDCP:

	Executive Contributions in Last FY	Registrant Contributions in Last FY	Aggregate Earnings in Last FY	Aggregate Withdrawals Distributions	Aggregate Balance at Last FYE
Name	($)(1)	($)(1)	($)(1)	($)	($)(1)(2)
(a)	(b)	(c)	(d)	(e)	(f)
K. B. Marsh	$145,656	$145,430	$(281,766)	—	$3,494,969
J. E. Addison	$251,562	$60,258	$58,427	—	$1,960,913
S. A. Byrne	$60,375	$60,258	$(941,774)	—	$1,576,738
J. B. Archie	$92,390	$24,071	$205,980	—	$1,978,760
W. K. Kissam	$24,352	$24,281	$1,233	—	$401,902
R. T. Lindsay	$1,025,641	$23,564	$459,867	—	$4,944,173

(1)
The amounts reported in columns (b) and (c) are reflected in columns (c) and (i), respectively, of the Summary Compensation Table. No amounts in column (d) are reported, or have been previously reported, in the Summary Compensation Table as there were no above market or preferential earnings credited to any Named Executive Officer’s account. The portions of the amounts reported in column (f), that represent Named Executive Officer and Company contributions, were previously reported in columns (c) and (i), respectively, of the 2016 and 2015 Summary Compensation Tables in the following amounts: Mr. Marsh $277,397 for 2016, $251,542 for 2015; Mr. Addison $296,073 for 2016, $305,848 for 2015; Mr. Byrne $107,443 for 2016, $94,876 for 2015; Mr. Kissam $46,117 for 2016, $47,917 for 2015 and Mr. Lindsay $762,760 for 2016, $826,584 for 2015. Mr. Archie was not a Named Executive Officer in 2016 or 2015. For prior years, amounts would have been included in the Summary Compensation Table when required by the rules of the Securities and Exchange Commission.

(2)
Messrs. Marsh, Byrne, and Lindsay have separated from service. The amounts reflected in this column reflect the amounts to which they were entitled upon separation from service. However, these amounts were not paid in 2017.

Executive Deferred Compensation Plan

The EDCP is a nonqualified deferred compensation plan in which our senior executive officers, including Named Executive Officers, and our Directors, may participate if they choose to do so. Each employee participant may elect to defer up to 25% of that part of his or her eligible earnings (as defined in our 401(k) Plan), that exceeds the limitation on compensation otherwise required under Internal Revenue Code Section 401(a)(17), without regard to any deferrals or the foregoing of compensation. For 2017, employee participants could defer eligible earnings in excess of $270,000. In addition, an employee participant may elect to defer up to 100% of any performance share award for the year under our Long-Term Equity Compensation Plan. We match the amount of compensation deferred by each employee participant up to 6% of the employee participant’s eligible earnings (excluding performance share awards) in excess of the Internal Revenue Code Section 401(a)(17) limit.

In 2014, we amended and restated the EDCP to allow non-employee directors to participate after they have accumulated sufficient shares of our stock to satisfy our minimum share ownership guidelines. A director may defer all or a portion of his or her cash retainer fee amounts for a year under the Director Compensation and Deferral Plan or under the EDCP. A director who has not elected to defer all or a portion of his or her stock retainer fee amounts under the Director Compensation and Deferral Plan for a year may also elect to defer under the EDCP 100% (but not less than 100%) of his or her stock retainer fee amounts for a year.

We record the amount of each participant’s deferred compensation and the amount we match in a ledger account and credit a rate of return to each participant’s ledger account based on hypothetical investment alternatives chosen by the participant. The internal committee that administers the EDCP designates various hypothetical investment alternatives from which the participants may choose. Using the results of the hypothetical investment alternatives chosen, we credit each participant’s ledger account with the amount it would have earned if the account amount had been invested in that alternative. If the chosen hypothetical investment alternative loses money, the participant’s ledger account is reduced by the corresponding amount. All amounts credited to a participant’s ledger accounts continue to be credited or reduced pursuant to the chosen investment alternatives until such amounts are paid in full to the participant or his or her beneficiary. No actual investments are made. The investment alternatives are only used to generate a rate of increase (or decrease) in the ledger accounts, and amounts paid to participants are solely our obligation. All payouts under the EDCP are made in cash. In connection with this Plan, the Board has established a grantor trust (known as the “SCANA Corporation Executive Benefit Plan Trust”) for the purpose of accumulating funds to satisfy the obligations we incur under the EDCP and other benefit plans. In connection with this Plan, we have transferred assets to the trust. Notwithstanding the establishment of the trust, the right of participants to receive future payments is an unsecured claim against us.

In 2017, the Named Executive Officers’ ledger accounts were credited with earnings or losses based on the following hypothetical investment alternatives and rates of returns:

Wells Fargo Stable Return Fund (1.69%); Vanguard Total Bond Market Index Fund (3.56%); PIMCO Total Return Fund (5.14%); Dodge & Cox Stock Fund (18.33%); Vanguard Institutional Index Fund (21.79%); T Rowe Price Mid Cap Value Fund (11.79%); AMG TimesSquare Mid Cap Growth Fund (22.63%); DFA US Small Cap Value Portfolio Fund (7.21%); Vanguard Extended Market Index Fund (18.11%); Voya Smallcap Opportunities Fund (18.30%); Janus Research Fund (26.30%); Dodge & Cox International Stock Fund (23.94%); Vanguard Total International Stock Index Fund (27.55%); SCANA Corporation Stock (-43.35%); Vanguard Institutional Target Retirement Income Fund (8.54%); Vanguard Institutional Target Retirement 2015 (11.50%); Vanguard Institutional Target Retirement 2020 (14.13%); Vanguard Institutional Target Retirement 2025 (15.94%); Vanguard Institutional Target Retirement 2030 (17.57%); Vanguard Institutional Target Retirement 2035 (19.14%); Vanguard Institutional Target Retirement 2040 (20.73%); Vanguard Institutional Target Retirement 2045 (21.47%); Vanguard Institutional Target Retirement 2050 (21.47%); Vanguard Institutional Target Retirement 2055 (21.47%); Vanguard Institutional Target Retirement 2060 (21.42%).

The measures for calculating interest or other plan earnings are based on the investments chosen by the manager of each investment vehicle, except the SCANA Corporation stock, the earnings of which are based on the value of our common stock.

The hypothetical investment alternatives may be changed at any time on a prospective basis by the participants in accordance with the telephone, electronic, and written procedures and forms adopted by the committee for use by all participants on a consistent basis.

Participants may elect the deferral period for each separate deferral made under the Plan. Employee participants may elect to defer payment of eligible earnings or performance share awards until their separation from service or until a date certain. Any post-2004 deferrals and hypothetical earnings thereon must be payable at the same date certain if the date certain payment alternative is chosen. Notwithstanding a participant’s election of a date certain deferral period or any modification thereof as discussed above, deferred amounts will be paid, or begin to be paid as soon as practicable after the earliest to occur of participant’s death, separation from service, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability. “Separation from service” is defined by the EDCP (i) with respect to an employee, as any termination of the participant’s employment relationship with us and any of our affiliates, and, with respect to post-2004 deferrals and hypothetical earnings thereon, the participant’s separation from service from us and our affiliates as determined under Internal Revenue Code Section 409A and the guidelines issued thereunder, and (ii) with respect to a non-employee director, any separation from service with us and our affiliates in a manner consistent with Code Section 409A and the guidelines issued thereunder. Directors may elect to defer cash and stock retainer fees only until separation from service as a director.

Participants also elect the manner in which their deferrals and hypothetical earnings thereon will be paid. For amounts earned and vested after January 1, 2005, distribution and withdrawal elections are subject to Internal Revenue Code Section 409A. All amounts payable at a date certain prior to an employee participant’s separation from service, death, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability, must be paid in the form of a single cash payment. Payments made after separation from service, death, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, disability, will also be paid in the form of a single cash payment. Instead of a single cash payment, a participant may, however, elect to have all amounts payable as a result of separation from service after attainment of age 55, death while employed or serving as a director and after attainment of age 55, or, with respect to pre-2005 deferrals and hypothetical earnings thereon, separation from service due to disability, paid in the form of annual installments over a period not to exceed five years with respect to post-2004 deferrals and hypothetical earnings thereon or 15 years with respect to pre-2005 deferrals and hypothetical earnings thereon.

In accordance with procedures established by the Compensation Committee, with respect to any deferrals to a date certain, an employee participant may request that the Compensation Committee approve an additional deferral period of at least 60 months as to any post-2004 deferrals and hypothetical earnings thereon, or at least 12 months as to any pre-2005 deferrals and hypothetical earnings thereon. The request must be made at least 12 months before the expiration of the date certain deferral period for which an additional deferral period is being sought.

Payments as a result of a separation from service of post-2004 deferrals and hypothetical earnings thereon to persons who are “specified employees” under our procedures adopted in accordance with Internal Revenue Code Section 409A and guidance thereunder (certain officers and executive officers) must be deferred until the earlier of (i) the first day of the seventh month following the participant’s separation from service or (ii) the date of the participant’s death.

A participant may request and receive, with the approval of the Compensation Committee, an acceleration of the payment of some or all of the participant’s ledger account due to severe financial hardship as the result of certain extraordinary and unforeseeable circumstances arising as a result of events beyond the individual’s control. With respect to pre-2005 deferrals and hypothetical earnings thereon, a participant may also obtain a single lump sum payment of any or all of his or her ledger account on an accelerated basis by forfeiting 10% of the amount accelerated, or by making the election, not less than 12 months prior to the date on which the accelerated payment is to be made, to accelerate the payment to a date not earlier than 12 months after the election request is received by the Committee. Additionally, the Plan provides for the acceleration of payments following a change in control of our Company. The change in control provisions are discussed under “- Potential Payments Upon Termination or Change in Control - Change in Control Arrangements.”

Potential Payments Upon Termination or Change in Control

Change in Control Arrangements

Effective December 31, 2009, we terminated the SCANA Corporation Key Executive Severance Benefits Plan, which provided for payment of benefits immediately upon a change in control unless the Plan was terminated prior to the change in control. Also as of December 31, 2009, we amended our change in control benefits to eliminate excise tax gross ups.

Triggering Events for Payments under the Supplementary Key Executive Severance Benefits Plan

The SCANA Corporation Supplementary Key Executive Severance Benefits Plan (the “Supplementary Severance Plan”) provides for payments to our senior executive officers in connection with a change in control of our Company. The Supplementary Severance Plan provides for payment of benefits if, within 24 months after a change in control, we terminate a senior executive officer’s employment without just cause or if the senior executive officer terminates his or her employment for good reason.

Our Supplementary Severance Plan is intended to advance the interests of our Company by providing highly qualified executives and other key personnel with an assurance of equitable treatment in terms of compensation and economic security and to induce continued employment with the Company in the event of certain changes in control. We believe that an assurance of equitable treatment will enable valued executives and key personnel to maintain productivity and focus during a period of significant uncertainty inherent in change in control situations. We also believe that compensation plans of this type aid the Company in attracting and retaining the highly qualified professionals who are essential to our success. The structure of the Plan, and the benefits which might be paid in the event of a change in control, are reviewed as part of the Compensation Committee’s annual review of tally sheets for each senior executive officer.

The Supplementary Severance Plan provides that a “change in control” will be deemed to occur under the following circumstances:

•	if any person or entity becomes the beneficial owner, directly or indirectly, of 25% or more of the combined voting power of the outstanding shares of our common stock;

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

•
if (i) we consummate a merger or consolidation of our Company with another corporation (except a merger or consolidation in which our outstanding voting shares prior to such transaction continue to represent at least 80% of the combined voting power of the surviving entity’s outstanding voting shares after such transaction), or (ii) our shareholders approve a plan of complete liquidation of our Company, or an agreement to sell or dispose of all or substantially all of our assets; or

•
if we consummate the sale of the stock of, or our shareholders approve a plan of complete liquidation of, or an agreement for the sale or disposition of substantially all of the assets of any of our subsidiaries that the Board designates to be a material subsidiary. This last provision would constitute a change in control only with respect to participants exclusively assigned to the affected subsidiary.

As noted above, benefits under the Supplementary Severance Plan would be triggered if, within 24 months after a change in control, we terminated the senior executive officer’s employment without just cause or if the senior executive officer terminated his or her employment for good reason. Under the Plan, we would be deemed to have “just cause” for terminating the employment of a senior executive officer if he or she:

•	willfully and continually failed to substantially perform his or her duties after we made demand for substantial performance;

•	willfully engaged in conduct that is demonstrably and materially injurious to us; or

•	were convicted of a felony or certain misdemeanors.

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

•	a material diminution in the budget over which he or she retains authority;

•	a material change in the geographic location at which he or she must perform services; or

•	any other action or inaction that constitutes a material breach by us of the agreement under which he or she provides services.

Potential Benefits Payable Under the Supplementary Severance Plan

The benefits we would be required to pay our senior executive officers under the Supplementary Severance Plan immediately upon the occurrence of a triggering event subsequent to a change in control are as follows:

•
an amount intended to approximate 2.5 times the sum of: (i) his or her annual base salary (before reduction for certain pre-tax deferrals) in effect as of the change in control, plus (ii) his or her full targeted annual incentive opportunity in effect as of the change in control;

•	an amount equal to the participant’s full targeted annual incentive opportunity in effect under each existing annual incentive plan or program for the year in which the change in control occurs;

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

•
an amount equal to the value of all amounts credited to each participant’s EDCP ledger account as of the date of the change in control, plus interest on the benefits payable under the EDCP at a rate equal to the sum of the prime interest rate as published in the Wall Street Journal on the most recent publication date prior to the date of the change in control plus 3%, calculated through the end of the month preceding the month in which the benefits are distributed, reduced by the value of his or her benefit under the EDCP as of the date of the change in control; and

•
an amount equal to the projected cost for medical, long-term disability and certain life insurance coverage for three years following the change in control as though he or she had continued to be our employee.

In addition to the benefits above (unless their agreements with us provide otherwise), our senior executive officers would also be entitled to benefits under our other plans in which they participate as follows:

•	a benefit distribution under the Long-Term Equity Compensation Plan equal to 100% of the target awards for all performance periods not completed as of the date of the change in control, if any; and

•	any amounts previously earned, but not yet paid, under the terms of any of our other plans or programs.

Calculation of Benefits Potentially Payable to our Named Executive Officers under the Supplementary Severance Plan if a Triggering Event had Occurred as of December 29, 2017

The Supplementary Severance Plan provides that, if (i) we had been subject to a change in control in the past 24 months, and (ii) as of December 29, 2017, either we had terminated the employment of any of our Named Executive Officers without just cause or they had terminated their employment for good reason, such terminated Named Executive Officer would have been immediately entitled to all of the benefits outlined below, together with interest, calculated as outlined above under “ - Potential Benefits Payable Under the Supplementary Severance Plan,” on his or her EDCP account balance. The actual amount of any such additional interest payment would depend upon the date the change in control occurred.

Although we are required by SEC rules to report the following amounts for Messrs. Marsh, Byrne, and Lindsay because they were Named Executive Officers in 2017, they will not be entitled to any of these amounts under the Supplementary Severance Plan because they separated from service prior to any change in control.

Mr. Marsh would have been entitled to the following: an amount equal to 2.5 times his 2017 base salary and target short-term incentive award - $6,048,043; an amount equal to the excess payable under the SERP as calculated under the assumptions described above - $0; an amount equal to insurance continuation benefits for three years - $82,446; an amount equal to the difference between target and actual annual incentive award under the Short-Term Annual Incentive Plan - $1,145,945; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan for all performance periods not completed - $2,814,833; and an amount equal to the value of 100% of his restricted stock units under the Long-Term Equity Compensation Plan - $1,231,191. The total value of these change in control benefits would have been $11,322,458. In addition, Mr. Marsh would have been paid amounts previously earned, but not yet paid, as follows: 2017 actual short-term annual incentive award - $0; 2017 actual long-term equity award - $1,167,003; EDCP account balance - $3,494,969; SERP and Retirement Plan account balances - $3,390,099; vacation accrual - $0; as well as his 401(k) Plan account balance.

Mr. Addison would have been entitled to the following: an amount equal to 2.5 times his 2017 base salary and target short-term incentive award - $2,891,343; an amount equal to the excess payable under the SERP as calculated under the assumptions described above - $661,034; an amount equal to insurance continuation benefits for three years - $69,312; an amount equal to the difference between target and actual annual incentive award under the Short-Term Annual Incentive Plan - $495,659; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan for all performance periods not completed - $1,022,744; and an amount equal to the value of 100% of his restricted stock units under the Long-Term Equity Compensation Plan - $447,326. The total value of these change in control benefits would have been $5,587,418. In addition, Mr. Addison would have been paid amounts previously earned, but not yet paid, as follows: 2017 actual short-term annual incentive award - $0; 2017 actual long-term equity award - $423,987; EDCP account balance - $1,960,913; SERP and Retirement Plan account balances - $1,376,915; vacation accrual - $47,024; as well as his 401(k) Plan account balance.

Mr. Byrne would have been entitled to the following: an amount equal to 2.5 times his 2017 base salary and target short-term incentive award - $2,891,343; an amount equal to the excess payable under the SERP as calculated under the assumptions described above - $0; an amount equal to insurance continuation benefits for three years - $69,678; an amount equal to the difference between target and actual annual incentive award under the Short-Term Annual Incentive Plan - $495,659; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan for all performance periods not completed - $1,022,744; and an amount equal to the value of 100% of his restricted stock units under the Long-Term Equity Compensation Plan - $447,326. The total value of these change in control benefits would have been $4,926,750. In addition, Mr. Byrne would have been paid amounts previously earned, but not yet paid, as follows: 2017 actual short-term annual incentive award - $0; 2017 actual long-term equity award - $423,987; EDCP account balance - $1,576,738; SERP and Retirement Plan account balances - $1,595,148; vacation accrual - $0; as well as his 401(k) Plan account balance.

Mr. Archie would have been entitled to the following: an amount equal to 2.5 times his 2017 base salary and target short-term incentive award - $1,545,715; an amount equal to the excess payable under the SERP as calculated under the assumptions described above - $258,589; an amount equal to insurance continuation benefits for three years - $65,457; an amount equal to the difference between target and actual annual incentive award under the Short-Term Annual Incentive Plan - $219,392; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan for all performance periods not completed - $388,929; and an amount equal to the value of 100% of his restricted stock units under the Long-Term Equity Compensation Plan - $170,139. The total value of these change in control benefits would have been $2,648,221. In addition, Mr. Archie would have been paid amounts previously earned, but not yet paid, as follows: 2017 actual short-term annual incentive award - $0; 2017 actual long-term equity award - $163,952; EDCP account balance - $1,978,760; SERP and Retirement Plan account balances - $1,351,749; vacation accrual - $30,301; as well as his 401(k) Plan account balance.

Mr. Kissam would have been entitled to the following: an amount equal to 2.5 times his 2017 base salary and target short-term incentive award - $1,557,870; an amount equal to the excess payable under the SERP as calculated under the assumptions described above - $316,714; an amount equal to insurance continuation benefits for three years - $90,558; an amount equal to the difference between target and actual annual incentive award under the Short-Term Annual Incentive Plan - $221,117; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan for all performance periods not completed - $391,077; and an amount equal to the value of 100% of his restricted stock units under the Long-Term Equity Compensation Plan - $171,014. The total value of these change in control benefits would have been $2,748,350. In addition, Mr. Kissam would have been paid amounts previously earned, but not yet paid, as follows: 2017 actual short-term annual incentive award - $0; 2017 actual long-term equity award - $163,625; EDCP account balance - $401,902; SERP and Retirement Plan account balances - $730,523; vacation accrual - $29,959; as well as his 401(k) Plan account balance.

Mr. Lindsay would have been entitled to the following: an amount equal to 2.5 times his 2017 base salary and target short-term incentive award - $1,872,955; an amount equal to the excess payable under the SERP as calculated under the assumptions described above - $0; an amount equal to insurance continuation benefits for three years - $53,676; an amount equal to the difference between target and actual annual incentive award under the Short-Term Annual Incentive Plan - $280,943; an amount equal to the value of 100% of his target performance shares under the Long-Term Equity Compensation Plan for all performance periods not completed - $355,275; and an amount equal to the value of 100% of his restricted stock units under the Long-Term Equity Compensation Plan - $236,611. The total value of these change in control benefits would have been $2,799,460. In addition, Mr. Lindsay would have been paid amounts previously earned, but not yet paid, as follows: 2017 actual short-term annual incentive award - $0; 2017 actual long-term equity award - $229,673; EDCP account balance - $4,944,173; SERP and Retirement Plan account balances - $346,579; vacation accrual - $0; as well as his 401(k) Plan account balance.

Retirement Benefits

Supplemental Executive Retirement Plan

The SERP is an unfunded nonqualified defined benefit plan. The SERP was established for the purpose of providing supplemental retirement income to certain of our employees, including the Named Executive Officers, whose benefits under the Retirement Plan are limited in accordance with the limitations imposed by the Internal Revenue Code on the amount of annual retirement benefits payable to employees from qualified pension plans or on the amount of annual compensation that may be taken into account for all qualified plan purposes, or by certain other design limitations on determining compensation under the Retirement Plan.

Subject to the terms of the SERP, a participant becomes eligible to receive benefits under the SERP upon termination of his or her employment with us (or at such later date as may be provided in a participant’s agreement with us), if the participant has become vested in his or her accrued benefit under the Retirement Plan prior to termination of employment. However, if a participant is involuntarily terminated following or incident to a change in control and prior to becoming fully vested in his or her accrued benefit under the Retirement Plan, the participant will automatically become fully vested in his or her benefit under the SERP and a benefit will be payable under the SERP. The term “change in control” has the same meaning in the SERP as in the Supplementary Severance Plan. See the discussion under “-Change in Control Arrangements.”

The amount of any benefit payable to a participant under the SERP will depend upon whether the participant’s benefit under the SERP is determined using the final average pay formula under the Retirement Plan or the cash balance pay formula under the Retirement Plan. All of our Named Executive Officers participate under the cash balance pay formula of the Retirement Plan. Unless otherwise provided in a participant agreement, the amount of any SERP benefit payable pursuant to the SERP to a participant whose benefit is determined using the final average pay formula under the Retirement Plan will be determined at the time the participant first becomes eligible to receive benefits under the SERP and will be equal to the excess, if any, of:

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

A participant whose benefit under the SERP is determined using the cash balance formula under the Retirement Plan who first became an eligible employee after 2008, and who was not eligible to participate in the EDCP before becoming eligible to participate in the SERP, may elect at any time during the first 30 days following the date he becomes an eligible employee to receive a distribution of his or her non-grandfathered benefit in one of the forms specified above.

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

Unless otherwise provided in a participant agreement, if a participant dies before the payment date, a single sum distribution equal to the value of the participant’s benefit that otherwise would have been payable under the SERP will be paid to the participant’s designated beneficiary as soon as administratively practicable following the participant’s death.

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

If a participant is involuntarily terminated following or incident to a change in control, the participant shall automatically become fully vested in his or her benefit under the SERP and such benefits shall become payable.

Calculation of Benefits Potentially Payable to our Named Executive Officers under the SERP if a Triggering Event had Occurred as of December 29, 2017

The lump sum or annuity amounts that would have been payable under the SERP to each of our Named Executive Officers if they had become eligible for benefits as of December 29, 2017 are set forth below. Also set forth below are the payments that would have been made to each Named Executive Officer’s designated beneficiary if the officer had died December 29, 2017.

Messrs. Marsh, Byrne, and Lindsay have separated from service and each of them was eligible for benefits at the time of their separation. The lump sum or monthly payments shown below are the benefits to which they became entitled upon separation from service. However, these amounts were not paid in 2017. Because Messrs. Marsh, Byrne, and Lindsay separated from service prior to any change in control, they will not be entitled to any further benefits under the SERP upon a change in control. Because they retired prior to death, their beneficiaries will not be entitled to any of the beneficiary payments shown below.

For Mr. Marsh, the lump sum amount would have been $2,388,400. Alternatively, Mr. Marsh could have elected to receive a lump sum of $1,967,300 as of December 29, 2017 and monthly payments of $2,283 commencing January 1, 2018 for the remainder of his lifetime. In the event Mr. Marsh had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $1,370 for up to 15 years upon Mr. Marsh’s death. If Mr. Marsh had died December 29, 2017 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $2,388,400.

For Mr. Addison, the lump sum amount would have been $877,911. Alternatively, Mr. Addison could have elected to receive a lump sum of $815,499 as of December 29, 2017 and monthly payments of $305 commencing January 1,

2018 for the remainder of his lifetime. In the event Mr. Addison had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $183 for up to 15 years upon Mr. Addison’s death. If Mr. Addison had died December 29, 2017 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $877,911.

For Mr. Byrne, the lump sum amount would have been $1,131,620. Alternatively, Mr. Byrne could have elected to receive a lump sum of $949,669 as of December 29, 2017 and monthly payments of $904 commencing January 1, 2018 for the remainder of his lifetime. In the event Mr. Byrne had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $542 for up to 15 years upon Mr. Byrne’s death. If Mr. Byrne had died December 29, 2017 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $1,131,620.

For Mr. Archie, the lump sum amount would have been $307,548. Alternatively, Mr. Archie could have elected to receive a lump sum of $305,028 as of December 31, 2017 and monthly payments of $13 commencing January 1, 2018 for the remainder of his lifetime. In the event Mr. Archie had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $8 for up to 15 years upon Mr. Archie’s death. If Mr. Archie had died December 31, 2017 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $307,548.

For Mr. Kissam, the lump sum amount would have been $260,150. Alternatively, Mr. Kissam could have elected to receive a lump sum of $243,318 as of December 29, 2017 and monthly payments of $75 commencing January 1, 2018 for the remainder of his lifetime. In the event Mr. Kissam had been eligible to receive benefits and had elected to receive the aforementioned monthly annuity, his designated beneficiary would have received monthly payments of $45 for up to 15 years upon Mr. Kissam’s death. If Mr. Kissam had died December 29, 2017 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $260,150.

For Mr. Lindsay, the lump sum amount would have been $346,579. Mr. Lindsay was not eligible for the alternative election providing for a reduced lump sum and lifetime monthly payments. If Mr. Lindsay had died December 29, 2017 before becoming eligible for benefits, his beneficiary would have been entitled to the full lump sum payment of $346,579.

Executive Deferred Compensation Plan

The EDCP is described in the narrative following the 2017 Nonqualified Deferred Compensation table. As discussed in that section, amounts deferred under the EDCP are required to be paid, or begin to be paid, as soon as practicable following the earliest of a participant’s death, separation from service, or with respect to pre-2005 deferrals and hypothetical earnings thereon, disability.

The “Aggregate Balance at Last FYE” column of the 2017 Nonqualified Deferred Compensation table shows the amounts that would have been payable under the EDCP to each of our Named Executive Officers, as of December 29, 2017, (i) with respect to amounts payable at a date certain prior to separation from service, death, or, as to pre-2005 deferrals and hypothetical earnings thereon, disability, and (ii) with respect to amounts payable after separation from service, death, or, as to pre-2005 deferrals and hypothetical earnings thereon, disability, if they had been paid using the single sum form of payment. If the Named Executive Officers instead chose payment of the deferrals in annual installments, the annual installment payments over the payment periods selected by the Named Executive Officers are estimated as set forth below: Mr. Marsh - $698,994; Mr. Addison - $392,183; Mr. Byrne - $315,348; Mr. Archie - $395,752; Mr. Kissam - $80,380; and Mr. Lindsay - $988,835. Messrs. Marsh, Byrne, and Lindsay became eligible upon their separations from service to receive these amounts on the payment terms they individually elected at the time of deferral. However, these amounts were not paid in 2017. Because Messrs. Marsh, Byrne, and Lindsay separated from service prior to any change in control, they will not be entitled to any additional benefits under the EDCP as a result of a change in control.

Discussions of Plans are Summaries Only
The discussions of our various compensation plans in this “Executive Compensation” section of the Amendment No. 1 are merely summaries of the Plans and do not create any rights under any of the Plans and are qualified in their entirety by reference to the Plans themselves.

DIRECTOR COMPENSATION

Board Fees

Our Board reviews director compensation every year with guidance from the Nominating and Governance Committee. In making its recommendations, the Committee is required by our Governance Principles to consider that compensation should fairly pay directors for work required in a company of our size and scope, compensation should align directors’ interests with the long-term interests of shareholders, and the compensation structure should be transparent and easy for shareholders to understand. We also consider the risks inherent in board service. Approximately every other year, the Nominating and Governance Committee considers relevant publicly available data and information provided by management’s compensation consultant in making compensation recommendations. The Committee may also consider recommendations from our Chairman and our Chief Executive Officer. Officers who are also directors do not receive additional compensation for their service as directors.

In 2017 we provided the following compensation for non-employee directors:

•
$219,000 in annual fees, consisting of a $131,400 stock retainer which is paid in shares of our common stock and an $87,600 cash retainer. The stock retainer and the cash retainer are generally payable on a quarterly basis.

•
Committee Chair and Lead Director annual leadership retainer fees, payable in cash, in the following additional amounts: Lead Director - $25,000, Audit Committee Chair - $15,000, Compensation Committee Chair - $12,000, Nominating and Governance Committee Chair - $10,000, Nuclear Oversight Committee Chair - $12,000. A director may only earn one annual leadership retainer fee in the form of either a Committee Chair retainer fee or the Lead Director retainer fee. Such additional Committee Chair and Lead Director retainer fees are also generally payable on a quarterly basis.

All director compensation is pro-rated for any year of partial service. The annual stock retainer and all fees payable in cash may be deferred at the director’s election pursuant to the terms of the Director Compensation and Deferral Plan discussed below. Beginning in 2015, non-employee directors are also permitted to choose to defer all or a portion of their annual cash retainer fees and all (but not less than all) of their annual stock retainer fees under the EDCP instead of the Director Compensation and Deferral Plan. See “Executive Compensation - Executive Deferred Compensation Plan.”

Director Compensation and Deferral Plan

Since January 1, 2001, non-employee directors have had the option to defer annual stock and cash retainer fees pursuant to the terms of the SCANA Director Compensation and Deferral Plan. Amounts deferred by directors in previous years under the SCANA Voluntary Deferral Plan continue to be governed by that Plan.

Under the Director Compensation and Deferral Plan, instead of receiving quarterly payments of the stock retainer, a director may make an annual irrevocable election to defer all or a portion of the stock retainer into an investment in our common stock, with distribution from the Plan to be ultimately payable in shares of our common stock. A director also may elect to defer all or a portion of all other fees into an investment in our common stock or into a growth increment ledger which is credited with growth increments based on the prime interest rate charged from time to time by Wells Fargo Bank, N.A., as determined by us, with distribution from the Plan to be ultimately payable in cash or stock as the Plan may dictate. Amounts payable in our common stock accrue earnings during the deferral period at our dividend rate. All dividends attributable to shares of our common stock credited to each director’s stock ledger account will be converted to additional credited shares of our common stock as though reinvested as of the next business day after the dividend is paid. These dividends are included in the number of hypothetical shares reflected for each director in footnote 2 to the “Security Ownership of Management” table. Directors do not have voting rights with respect to shares credited to their accounts under the Plan. A director’s growth increment ledger will be credited on the first day of each calendar quarter, with a growth increment computed on the average balance in the director’s growth increment ledger during the preceding calendar quarter. The growth increment will be equal to the amount in the director’s growth increment ledger multiplied by the average interest rate we select during the preceding calendar quarter times a fraction the numerator of which is the number of days during such quarter and the denominator of which is 365. Growth increments will continue to be credited until all of a director’s benefits have been paid out of the Plan.

We establish a ledger account for each director that reflects the amounts deferred on his or her behalf and the deemed investment of such amounts into a stock ledger account or a growth investment ledger account. Each ledger account will separately reflect the pre-2005 and post-2004 deferrals and earnings thereon, and the portion of the post-2004 deferrals and earnings thereon payable at a date certain and the portion payable when the director separates from service from the Board. In this discussion, we refer to pre-2005 deferrals as the “pre-2005 ledger account” and to post-2004 deferrals as the “post-2004 ledger account.”

Directors may elect for payment of any post-2004 deferrals to be deferred until the earlier of separation from service from the Board for any reason or a date certain, subject to any limitations we may choose to apply at the time of election. If a participant does not make a payment election with respect to amounts deferred for any deferral period, such deferrals will be paid in a lump sum payment as soon as practicable after the director’s separation from service from the Board.

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

•
in the case of a post-2004 ledger account, payments in the form of annual installments with the first installment being a single sum payment of 10% of the post-2004 ledger account determined immediately prior to the date such payment is made and with the balance of the post-2004 ledger account being paid in annual installments over a total specified period not in excess of 20 years.

Such payments will be paid or commence to be paid as soon as practicable after the conclusion of the deferral period elected.

Notwithstanding any payment election made by a director:

•	payments will be paid, or begin to be paid, as soon as practicable following the director’s separation from service from the Board for any reason except as otherwise provided below;

•
if a director dies prior to the payment of all or a portion of the amounts credited to his or her ledger account, the balance of any amount payable will be paid in a cash lump sum to his designated beneficiaries;

•
if a director ceases to be a non-employee director but thereafter becomes our employee, all pre-2005 ledger accounts will be paid as soon as practicable after he or she becomes our employee in a single lump sum payment and all post-2004 ledger accounts will be paid as soon as practicable after he or she has incurred a separation from service as a nonemployee director (as determined in accordance with Internal Revenue Code Section 409A);

•	if a director’s post-2004 ledger account balance is less than $100,000 ($5,000 for pre-2005 ledger accounts) at the time for payment specified, such amount will be paid in a single payment; and

•
in the case of any post-2004 ledger accounts that are payable on separation from service from the Board and that are subject to an additional deferral period of 60 months as a result of the modification of the manner of payment, no payment attributable to any post-2004 ledger accounts will be accelerated to a date earlier than the expiration of the 60 month period.

We, at our sole discretion, may alter the timing or manner of payment of deferred amounts if the director establishes, to our satisfaction, an unanticipated and severe financial hardship that is caused by an event beyond the director’s control. In such event, we may:

•	provide that all, or a portion of, the amount previously deferred by the director immediately be paid in a lump sum cash payment;

•	provide that all, or a portion of, the installments payable over a period of time immediately be paid in a lump sum cash payment; or

•	provide for such other installment payment schedules as we deem appropriate under the circumstances.

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

During 2017, Ms. Miller, Mr. Micali and Mr. Roquemore elected to defer 100% of their director compensation and earnings and Messrs. Aliff, Bennett, Cecil and Hagood deferred a portion of their earnings under either or both of the Director Compensation and Deferral Plan and/or the EDCP.

As discussed under “Executive Compensation - Executive Deferred Compensation Plan,” in 2014, we amended the EDCP to allow non-employee directors, who have met our minimum share ownership guidelines and who have not deferred such fees under the Director Deferral and Compensation Plan to defer all or a portion of their annual cash retainer fees and all (but not less than all) of their annual stock retainer fees into the EDCP, with payments ultimately to be paid in cash. Non-employee directors first became eligible to participate in the EDCP in 2015.

Endowment Plan

In July 2013, the Board closed the SCANA Director Endowment Plan to new participants effective January 1, 2013 after considering management’s recommendation that such a plan may not be perceived as a best corporate governance practice. However, for eligible participants, the SCANA Director Endowment Plan provides for us to make tax deductible, charitable contributions totaling $500,000 to institutions of higher education designated by the director. The Plan was intended to reinforce our commitment to quality higher education and to enhance our ability to attract and retain qualified directors. A portion is contributed upon retirement of the director and the remainder upon the director’s death. As of December 31, 2017, the cash obligation under the Plan was $7,500,000 pre-tax and $4,631,250 after-tax (assuming a 38.25% tax rate). The Plan is funded through insurance policies on the lives of certain of the participating directors. The 2017 premium for such insurance was $21,717. Currently the premium estimate for 2018 is $21,717.

Designated institutions of higher education in South Carolina, North Carolina and Georgia must be approved by our Chief Executive Officer. Institutions in other states must be approved by the Compensation Committee. The designated institutions are reviewed on an annual basis by the Chief Executive Officer to assure compliance with the intent of the Plan.

Discussions of Plans are Summaries Only

The discussions of our various plans, including the Director Compensation and Deferral Plan and the Director Endowment Plan, are merely summaries of the Plans and do not create any rights under any of the Plans, and are qualified in their entirety by reference to the Plans themselves.

2017 DIRECTOR COMPENSATION TABLE

The following table sets forth the compensation we paid to each of our non-employee directors in 2017.

	Fees Earned or Paid in Cash(1)	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Name	($)	($)(2)	($)	($)	($)(3)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
G. E. Aliff	$102,600	$131,400	—	—	—	—	$234,000
J. A. Bennett	$99,600	$131,400	—	—	$4,551	—	$235,551
J. F.A.V. Cecil	$87,600	$131,400	—	—	—	—	$219,000
S. A. Decker	$87,600	$131,400	—	—	—	—	$219,000
D. M. Hagood	$112,600	$131,400	—	—	—	—	$244,000
J. M. Micali(4)	$48,800	$65,700	—	—	—	$109,500	$224,000
L. M. Miller	$87,600	$131,400	—	—	—	—	$219,000
J. W. Roquemore	$99,600	$131,400	—	—	—	—	$231,000
M. K. Sloan	$87,600	$131,400	—	—	—	—	$219,000
A. Trujillo	$92,600	$131,400	—	—	—	—	$224,000

(1)	Cash retainer fees greater than $87,600 represent quarterly leadership fees for directors holding a Committee Chair or Lead Director position.
(2)
The annual stock retainer is required to be paid quarterly in shares of our common stock. The quarterly stock retainer shares for the directors were issued on January 13, 2017, at a weighted average purchase price of $70.56, April 17, 2017, at a weighted average purchase price of $65.34, July 14, 2017, at a weighted average purchase price of $63.59, and October 13, 2017, at a weighted average purchase price of $49.38.

(3)	Represents above market earnings on Mr. Bennett’s previous cash deferrals into the cash deferral account ($3,549) and into the now closed Voluntary Deferral Plan ($1,002).
(4)
Mr. Micali no longer served on the Board of Directors following the 2017 Annual Meeting held on April 27, 2017. Mr. Micali’s All Other Compensation in the amount of $109,500 represents his earnings pursuant to a post-retirement consulting agreement.

CEO Pay Ratio

As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act and the rules of the Securities and Exchange Commission, we are providing the following information about the relationship of the annual total compensation of all our employees, except our Chief Executive Officer, and the annual total compensation of Mr. Marsh, who was our Chief Executive Officer and President as of December 31, 2017. Based on the analysis below, for 2017, our last completed fiscal year, we estimate that the ratio of the annual total compensation of Mr. Marsh to the median of all of our other employees was 46 to 1.

To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of our median employee, we determined that, as of October 1, 2017, our employee population consisted of approximately 5,255 individuals, all of whom are located in the United States. This population consisted of our full-time, part-time, and temporary employees. To identify the median employee from our employee population as of October 1, 2017, we compared the amount of wages and other compensation of our employees as reflected in our payroll records and as reported to the Internal Revenue Service in Box 1 of Form W-2 for 2016. Using this compensation measure, which was consistently applied to all our employees, we selected as our median employee an employee who we felt was reasonably representative of our median employee and who was not readily identifiable as any particular individual employee.

Our median employee has been with us for approximately 30 years, and at his retirement, Mr. Marsh had also been with us for approximately 30 years. Our median employee is in a professional role and has a salary of approximately $91,500. Once we identified our median employee, we combined all of the elements of such employee’s compensation for 2017 in accordance with the SEC’s requirements for the “Total” column of the Summary Compensation Table, resulting in annual total compensation for our median employee of $113,394. This amount includes, in addition to salary, the median employee’s annual incentive compensation earned during 2017, the Company contributions to the 401(k) Plan (employee contributions are included in salary), and an amount representing the median employee’s change in pension value.

Mr. Marsh’s total compensation as reflected in the Summary Compensation table is $5,235,175, and includes his salary, annual incentive compensation, his contributions (included in his salary) and the Company’s contributions to the 401(k) Plan, and the change in his pension and nonqualified deferred compensation value. Mr. Marsh’s total compensation in the Summary Compensation Table also includes in column (e) the grant date fair value of the 2017 equity based incentive plan awards under our Long-Term Equity Compensation Plan, in which the median employee is not eligible to participate. In addition, for Mr. Marsh, the “Total” column of the Summary Compensation Table includes $5,691 in Company-provided health and welfare benefits for premiums associated with a disability plan in which the median employee was not eligible to participate.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SHARE OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Security Ownership of Management

The following table lists the amounts of our common stock beneficially owned on February 12, 2018, by each director, each person named in the Summary Compensation Table (under Item 11 above), and all directors and executive officers as a group.

	Amount and
	Nature of
	Beneficial	Percent of
Name of Beneficial Owner	Ownership(1)(2)(3)(4)	Class
K. B. Marsh	48,203	*
J. E. Addison	27,149	*
S. A. Byrne	27,002	*
J. B. Archie	44,659	*
W. K. Kissam	20,581	*
R. T. Lindsay	3,504	*
G. E. Aliff	5,421	*
J. A. Bennett	55,115	*
J. F. A. V. Cecil	10,377	*
S. A. Decker	5,490	*
D. M. Hagood	23,465	*
L. M. Miller	77,108	*
J. W. Roquemore	48,425	*
M. K. Sloan	71,702	*
A. Trujillo	10,377	*
All executive officers and directors as group (21 persons)	536,885	*

*	Less than 1%
(1)	Includes shares purchased through February 12, 2018 by the Trustee under the SCANA Corporation 401(k) Retirement Savings Plan.
(2)
Includes hypothetical shares acquired under the Director Compensation and Deferral Plan and dividends accrued thereon. These hypothetical shares are paid out in shares and directors do not have voting rights. As of February 12, 2018, the following directors had acquired the following numbers of hypothetical shares: Messrs. Aliff - 5,421; Bennett - 51,751; Cecil - 4,892; Hagood - 21,988; Roquemore - 34,325; Sloan - 68,697; and Ms. Miller - 72,290.

(3)	Includes shares owned by close relatives and/or shares held in trust for others, as follows: other executive officers as a group - 12,806.
(4)	The total number of shares listed for each of Messrs. Marsh, Byrne, and Lindsay are as reflected in the Company’s records on the date of their separations from service.

Five Percent Beneficial Ownership of SCANA Common Stock

The following table provides information about persons known by us to be the beneficial owners of more than five percent of our common stock as of December 31, 2017. This information was obtained from Schedules 13G filed with the Securities and Exchange Commission and we have not independently verified it.

	Amount and Nature
	of Beneficial		Percent of
Name and Address of Beneficial Owner	Ownership		Class
The Vanguard Group, Inc.
100 Vanguard Boulevard
Malvern, PA 19355	14,636,034	(1)	10.26%
BlackRock, Inc.
55 East 52nd Street
New York, NY 10055	12,276,978	(2)	8.60%
(1)
In its most recently filed Schedule 13G, The Vanguard Group, Inc. reported sole voting power with respect to 217,382 shares, shared voting power with respect to 67,482 shares, sole dispositive power with respect to 14,380,611 shares, and shared dispositive power with respect to 255,423 shares.

(2)
In its most recently filed Schedule 13G, BlackRock, Inc. reported sole voting power with respect to 11,074,912 shares, sole dispositive power with respect to all 12,276,978 shares, and shared voting and shared dispositive power with respect to no shares.

Change in Control

On January 2, 2018, SCANA, Sedona Corp. and Dominion Energy entered into an Agreement and Plan of Merger (the "Merger Agreement") pursuant to which Sedona Corp. (a wholly-owned subsidiary of Dominion Energy) agreed to merge into SCANA in a stock-for-stock transaction in which SCANA shareholders would receive 0.6690 of a share of Dominion Energy common stock for each share of SCANA common stock. The completion of the merger is subject to a variety of closing conditions, including the receipt of approvals from SCANA's shareholders and is also subject to consents and approvals or findings from governmental entities, which may impose conditions that could have an adverse effect on the Company or could cause either SCANA or Dominion Energy to abandon the merger. The completion of the merger is also subject to an absence of substantive changes in certain South Carolina laws that would reasonably be expected to have an adverse effect on SCANA or its subsidiaries, or if any governmental entity enacts any order or there is any change in law which imposes any material change to the terms, conditions or undertakings set forth in a joint application and petition of SCE&G and Dominion Energy for review and approval of a proposed business combination as set forth in the Merger Agreement and for a prudency determination regarding the abandonment of a nuclear project and associated merger benefits and cost recovery plans, filed with the Public Service Commission of South Carolina on January 12, 2018 (the "Joint Petition") or any significant changes to the economic value of the Joint Petition.

Equity Securities Issuable

Equity securities issuable under SCANA’s compensation plans at December 31, 2017 were provided in the Original Filing.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Party Transactions

Our Governance Principles and Nominating and Governance Committee Charter address independence requirements for our Directors. As part of our independence analysis, our Nominating and Governance Committee must review and assess any related party transactions involving our Directors and their immediate family members and certain of their affiliates as required by the New York Stock Exchange Listing Standards. Our Governance Principles also address Director requirements for avoidance of conflicts of interest and disclosure of conflicts of interest or potential conflicts of interest, and prohibit loans or extensions of credit to Directors. Our Code of Conduct addresses requirements for avoidance of conflicts of interest by all of our employees. Our Governance Principles, Nominating and Governance Committee Charter and Code of Conduct are all written documents. With the exception of annual director and officer questionnaires, our Governance Principles, our Code of Conduct, and our Nominating and Governance Committee Charter, there are no additional written policies and procedures relating to the review, approval or ratification of related party transactions by the Board.

To help us perform our independence and related party transaction analysis, we require that each senior executive officer, officer, director and director nominee complete an annual questionnaire and report all transactions with us in which such persons (or their immediate family members and certain of their affiliates) had or will have a direct or indirect material interest (except for salaries and other compensation and benefits, directors’ fees, and dividends on our stock). It is our general intention to avoid such transactions. Our General Counsel reviews responses to the questionnaires and any other information about related party transactions that may be brought to his attention. We use the questionnaires and the annual Code of Conduct training to help ensure the effective implementation and monitoring of compliance with such policies and procedures. If any such related party transactions are disclosed, they are reviewed by the Nominating and Governance Committee pursuant to the requirements of its Charter. If appropriate, any such transactions are submitted to the Board for approval.

The Nominating and Governance Committee does not use any formal written standards in determining whether to submit a related party transaction to the Board for approval. As noted above, we attempt to avoid such transactions altogether. On the rare occasions when such transactions have arisen, our Nominating and Governance Committee, which is comprised solely of independent Board members, reviewed the proposed or actual transactions and utilized their business judgment to determine which of them should be submitted for review to the full Board. In practice, all such transactions that have arisen in recent years have been reviewed by the full Board, even when they were well below the threshold for proxy statement disclosure and below the threshold at which director independence could be compromised. The types of transactions that have been reviewed in the past include the purchase and sale of goods, services or property from companies for which our Directors serve as executive officers or directors, the purchase of financial services and access to lines of credit from banks for which our directors serve as executive officers or directors, senior executive officer relocation and severance benefits, and requests by our Directors to serve on other boards.

In connection with the departure of Mr. Lindsay, our former Senior Vice President and General Counsel, in 2017 we entered into a post-employment consulting agreement. The amounts paid to Mr. Lindsay pursuant to this agreement are disclosed in a footnote to the "Summary Compensation Table" under Item 11 above. Upon his retirement from the Board of Directors in April, 2017, we entered into a post-retirement consulting agreement with Mr. Micali. The amounts paid pursuant to this agreement are disclosed in a footnote to the "2017 Director Compensation Table" under Item 11 above. All other related party reviews by the Board or the Nominating and Governance Committee during 2017 were related to requests for directors to serve on boards of other companies and no related party transactions resulted from these reviews.

Director Independence

Our Governance Principles require that a majority of our directors be independent under the New York Stock Exchange Listing Standards and under any Director Qualification Standards recommended by the Board of Directors. To be considered “independent” pursuant to the SCANA Director Qualification Standards, a director must be determined by resolution of the Board as a whole, following thorough deliberation and consideration of all relevant facts and circumstances, to have no material relationship with us except that of director and to satisfy the independence standards of the New York Stock Exchange. Under the SCANA Director Qualification Standards, a director is required to be unencumbered and unbiased and able to make business judgments in our long-term interests and those of our shareholders as a whole, to deal at arm’s length with us, and to disclose all circumstances material to the director that might be perceived as a conflict of interest. The Director Qualification Standards are set forth in our Governance Principles, which are available on our website at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA's website is not part of this Amendment No. 1 or any report filed with the SEC) under the "About - Corporate Governance" caption.

Our Governance Principles also prohibit Audit Committee members from having any direct or indirect financial relationship with us other than the ownership of our securities and compensation as directors and committee members.

The Board has determined that all of our current directors are independent under the New York Stock Exchange Listing Standards and our Governance Principles. Mr. Micali, who served as a director until the 2017 Annual Meeting, was also independent under the New York Stock Exchange Listing Standards and our Governance Principles. Mr. Marsh, who served as our Chairman and Chief Executive Officer until his retirement was not independent. The Board has also determined that each member of the Audit Committee, Compensation Committee, and Nominating and Governance Committee is independent under the New York Stock Exchange Listing Standards and our Governance Principles.

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
SCANA Director Compensation and Deferral Plan (including amendments through August 25, 2016) (Filed as Exhibit 10.06 to Form 10-K for the year ended December 31, 2017 (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein)

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
Description of SCANA Whole Life Option (Filed as Exhibit 10-F for the year ended December 31, 1991, under cover of Form SE (File No. 001-08809 (SCANA); File No. 001-03375 (SCE&G)) and incorporated by reference herein). (Filed on paper - hyperlink is not required pursuant to Rule 105 of Regulation S-T).

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

12.01	X	X	Statement Re Computation of Ratios (Filed as Exhibit 12.01 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
21.01	X		Subsidiaries of the registrant (Filed as Exhibit 21.01 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
23.01	X
Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed as Exhibit 23.01 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)

23.02		X
Consents of Experts and Counsel (Consent of Independent Registered Public Accounting Firm) (Filed as Exhibit 23.02 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)

24.01	X		Power of Attorney (Filed as Exhibit 24.01 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
24.02		X	Power of Attorney (Filed as Exhibit 24.02 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
31.01	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed as Exhibit 31.01 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
31.02	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed as Exhibit 31.02 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
31.03		X	Certification of Principal Executive Officer Required by Rule 13a-14 (Filed as Exhibit 31.03 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
31.04		X	Certification of Principal Financial Officer Required by Rule 13a-14 (Filed as Exhibit 31.04 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
31.05	X		Certification of Principal Executive Officer Required by Rule 13a-14 (Filed herewith)
31.06	X		Certification of Principal Financial Officer Required by Rule 13a-14 (Filed herewith)
32.01	X
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished as Exhibit 32.01 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)

32.02		X
Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350 (Furnished as Exhibit 32.02 to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)

101. INS***	X	X	XBRL Instance Document (Furnished as Exhibit 101.INS to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)

101. SCH***	X	X	XBRL Taxonomy Extension Schema (Furnished as Exhibit 101.SCH to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
101. CAL***	X	X	XBRL Taxonomy Extension Calculation Linkbase (Furnished as Exhibit 101.CAL to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
101. DEF***	X	X	XBRL Taxonomy Extension Definition Linkbase (Furnished as Exhibit 101.DEF to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
101. LAB***	X	X	XBRL Taxonomy Extension Label Linkbase (Furnished as Exhibit 101.LAB to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)
101. PRE***	X	X	XBRL Taxonomy Extension Presentation Linkbase (Furnished as Exhibit 101.PRE to Form 10-K for the year ended December 31, 2017 and incorporated by reference herein)

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

SCANA CORPORATION

BY:	/s/ J. E. Addison
J. E. Addison, Chief Executive Officer and President

DATE:	April 27, 2018

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
(Principal Financial Officer)

/s/ J. E. Swan, IV
J. E. Swan, IV, Vice President and Controller
(Principal Accounting Officer)

Directors*:
G. E. Aliff	L. M. Miller
J. A. Bennett	J. W. Roquemore
J. F. A. V. Cecil	M. K. Sloan
S. A. Decker	A. Trujillo
D. M. Hagood

* Signed on behalf of each of these persons by Jim Odell Stuckey, Attorney-in-Fact

DATE: April 27, 2018