Form 10-Q
period 2018-03-31
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2018-05-01
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at April 24, 2018
SCANA Corporation	Without Par Value	142,628,142
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning the proposed merger with Dominion Energy, recovery of Nuclear Project abandonment costs, key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated capital and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “targets,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements due to the information being of a preliminary nature and subject to further and/or continuing review and adjustment. Other important factors that could cause such material differences include, but are not limited to, the following:

(1) the occurrence of any event, change or other circumstances that could give rise to the failure by SCANA to consummate the proposed merger with Dominion Energy; (2) the ability of SCE&G to recover through rates the costs expended the Nuclear Project, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through other means; (3) uncertainties relating to the bankruptcy filing by WEC and WECTEC; (4) further changes in tax laws and realization of tax benefits and credits, and the ability or inability to realize credits and deductions, particularly in light of the abandonment of the Nuclear Project; (5) legislative and regulatory actions, particularly changes related to electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations including any imposition of fees or taxes on carbon emitting generating facilities, the BLRA, and any actions affecting the abandonment of the Nuclear Project; (6) current and future litigation, including particularly litigation or government investigations or actions involving or arising from the construction or abandonment of the Nuclear Project or arising from the proposed merger with Dominion Energy; (7) the impact of any decision by SCANA to pay quarterly dividends to its shareholders or the reduction, suspension or elimination of the amount thereof; (8) the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity, and the effect of rating agency actions on the cost of and access to capital and sources of liquidity of SCANA and its subsidiaries (the Company); (9) the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed which may be highly specialized or in short supply, at agreed upon quality and prices, for our construction program, operations and maintenance; (10) the results of efforts to ensure the physical and cyber security of key assets and processes; (11) changes in the economy, especially in areas served by subsidiaries of SCANA; (12) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets; (13) the impact of conservation and demand side management efforts and/or technological advances on customer usage; (14) the loss of electricity sales to distributed generation, such as solar photovoltaic systems or energy storage systems; (15) growth opportunities for SCANA’s regulated and other subsidiaries; (16) the effects of weather, especially in areas where the generation and transmission facilities of the Company are located and in areas served by SCANA’s subsidiaries; (17) changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies; (18) payment and performance by counterparties and customers as contracted and when due; (19) the results of efforts to license, site, construct and finance facilities, and to receive related rate recovery, for generation and transmission; (20) the results of efforts to operate the Company's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation; (21) the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power; (22) the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses, particularly in light of uncertainties with respect to legislative and regulatory actions surrounding recovery of Nuclear Project costs and the announced potential merger; (23) labor disputes; (24) performance of SCANA’s pension plan assets and the effect(s) of associated discount rates; (25) inflation or deflation; (26) changes in interest rates; (27) compliance with regulations; (28) natural disasters, man-made mishaps and acts of terrorism that directly affect our operations or the regulations governing them; and (29) the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations or terms used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
Citibank	Citibank, N.A.
CO2	Carbon Dioxide
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and WECTEC
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker (decoupling mechanism)
CWA	Clean Water Act
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
District Court	United States District Court for the District of South Carolina
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dominion Energy	Dominion Energy, Inc.
DOR	South Carolina Department of Revenue
DSM Programs	Electric Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
EPA	United States Environmental Protection Agency
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
FILOT	Fee in Lieu of Taxes
Fluor	Fluor Corporation
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among SCE&G, Santee Cooper, WEC and WECTEC
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
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

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of January 2, 2018, by and among Dominion Energy, Sedona and SCANA
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NAV	Net Asset Value
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
Nuclear Project	Project to construct Unit 2 and Unit 3 under the EPC Contract
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PHMSA	United States Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Registrants	SCANA and SCE&G
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by WEC
Request	Request for Rate Relief filed by the ORS on September 26, 2017, as subsequently amended
RICO	The Racketeer Influenced and Corrupt Organizations Act
RSA	Natural Gas Rate Stabilization Act
RTO/ISO	Regional Transmission Organization/Independent System Operator
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	SCANA Energy Marketing, Inc.
SCANA Services	SCANA Services, Inc.
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee
SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
Sedona	Sedona Corp., a wholly-owned subsidiary of Dominion Energy
SIP	State Implementation Plan
SLED	South Carolina Law Enforcement Division
SO2	Sulfur Dioxide
Summer Station	V. C. Summer Nuclear Station
Supreme Court	United States Supreme Court
Tax Act
An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

Toshiba	Toshiba Corporation, parent company of WEC

Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, SCE&G and Santee Cooper
Unit 1	Nuclear Unit 1 at Summer Station
Unit 2	Nuclear Unit 2 at Summer Station (abandoned prior to construction completion)
Unit 3	Nuclear Unit 3 at Summer Station (abandoned prior to construction completion)
VIE	Variable Interest Entity
WEC	Westinghouse Electric Company LLC
WEC Subcontractors	Subcontractors to the Consortium
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of WEC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	March 31, 2018	December 31, 2017
Assets
Utility Plant In Service	$14,465	$14,370
Accumulated Depreciation and Amortization	(4,659)	(4,611)
Construction Work in Progress	487	471
Nuclear Fuel, Net of Accumulated Amortization	191	208
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	10,694	10,648
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $137 and $133	268	270
Assets held in trust, net-nuclear decommissioning	133	136
Other investments	174	68
Nonutility Property and Investments, Net	575	474
Current Assets:
Cash and cash equivalents	199	409
Receivables:
Customer, net of allowance for uncollectible accounts of $7 and $6	578	665
Income taxes	198	198
Other	88	105
Inventories (at average cost):
Fuel and gas supply	119	143
Materials and supplies	165	161
Prepayments	85	99
Other current assets	15	17
Derivative financial instruments	—	54
Total Current Assets	1,447	1,851
Deferred Debits and Other Assets:
Regulatory assets	5,578	5,580
Other	290	186
Total Deferred Debits and Other Assets	5,868	5,766
Total	$18,584	$18,739

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2018	December 31, 2017
Capitalization and Liabilities
Common Stock - no par value, 143 million shares outstanding	$2,389	$2,390
Retained Earnings	2,997	2,915
Accumulated Other Comprehensive Loss	(42)	(50)
Total Common Equity	5,344	5,255
Long-Term Debt, net	6,001	5,906
Total Capitalization	11,345	11,161
Current Liabilities:
Short-term borrowings	248	350
Current portion of long-term debt	727	727
Accounts payable	266	438
Customer deposits and customer prepayments	206	112
Taxes accrued	64	214
Interest accrued	94	87
Dividends declared	86	86
Derivative financial instruments	4	6
Other	80	93
Total Current Liabilities	1,775	2,113
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,315	1,261
Asset retirement obligations	572	568
Pension and other postretirement benefits	359	360
Unrecognized tax benefits	19	19
Regulatory liabilities	3,008	3,059
Other	191	198
Total Deferred Credits and Other Liabilities	5,464	5,465
Commitments and Contingencies (Note 10)
Total	$18,584	$18,739

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars, except per share amounts	2018	2017
Operating Revenues:
Electric	$546	$577
Gas - regulated	361	322
Gas - nonregulated	273	274
Total Operating Revenues	1,180	1,173
Operating Expenses:
Fuel used in electric generation	159	136
Purchased power	52	11
Gas purchased for resale	406	370
Other operation and maintenance	201	175
Impairment loss	4	—
Depreciation and amortization	99	95
Other taxes	70	66
Total Operating Expenses	991	853
Operating Income	189	320
Other Income (Expense), net	128	12
Interest charges, net of allowance for borrowed funds used during construction of $3, and $6	(97)	(87)

Income Before Income Tax Expense	220	245
Income Tax Expense	51	74
Net Income	$169	$171

Earnings Per Share of Common Stock	$1.18	$1.19
Weighted Average Common Shares Outstanding (millions)	143	143
Dividends Declared Per Share of Common Stock	$0.6125	$0.6125

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2018	2017
Net Income	$169	$171
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Arising during period, net of tax of $1 and $(1)	3	(2)
Reclassified as increases to interest expense, net of tax of $1 and $1	2	2
Reclassified as increases (decreases) to gas purchased for resale, net of tax of $1 and $(1)	2	(2)
Net unrealized gains (losses) on cash flow hedging activities	7	(2)
Deferred cost of employee benefit plans, net of tax of $- and $-	1	—
Other Comprehensive Income	8	(2)
Total Comprehensive Income	$177	$169

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2018	2017
Cash Flows From Operating Activities:
Net income	$169	$171
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	4	—
Deferred income taxes, net	52	27
Depreciation and amortization	106	100
Amortization of nuclear fuel	13	14
Allowance for equity funds used during construction	(4)	(9)
Carrying cost recovery	(1)	(5)
Changes in certain assets and liabilities:
Receivables	75	67
Income taxes receivable	—	136
Inventories	2	6
Prepayments	17	(5)
Regulatory assets	(9)	(4)
Regulatory liabilities	(115)	(3)
Accounts payable	(40)	(48)
Unrecognized tax benefits	—	55
Taxes accrued	(150)	(142)
Derivative financial instruments	(1)	(3)
Other assets	(113)	(2)
Other liabilities	87	(46)
Net Cash Provided From Operating Activities	92	309
Cash Flows From Investing Activities:
Property additions and construction expenditures	(227)	(342)
Proceeds from investments and sales of assets (including derivative collateral returned)	32	19
Purchase of investments (including derivative collateral posted)	(125)	(20)
Proceeds upon interest rate derivative contract settlements	115	—
Net Cash Used For Investing Activities	(205)	(343)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	100	—
Repayment of long-term debt	(8)	(8)
Dividends	(87)	(82)
Short-term borrowings, net	(102)	(72)
Net Cash Used For Financing Activities	(97)	(162)
Net Decrease In Cash and Cash Equivalents	(210)	(196)
Cash and Cash Equivalents, January 1	409	208
Cash and Cash Equivalents, March 31	$199	$12
Supplemental Cash Flow Information:
Cash for–Interest paid (net of capitalized interest of $3 and $6)	$82	$76
–Income taxes received	—	123
Noncash Investing and Financing Activities:
Accrued construction expenditures	36	57
Capital leases	3	—

 See Combined Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock					Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings		Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI		Total
Balance as of January 1, 2018	143	$2,402	$(12)	$2,915		$(37)	$(13)	$(50)		$5,255
Net Income				169						169
Other Comprehensive Income (Loss)
Losses arising during the period						3	—	3		3
Losses/amortization reclassified from AOCI						4	1	5		5
Total Comprehensive Income				169		7	1	8		177
Purchase of Treasury Stock	—	—	(1)							(1)
Dividends Declared				(87)						(87)
Balance as of March 31, 2018	143	$2,402	$(13)	$2,997	0.000002	$(30)	$(12)	$(42)	0.000004	$5,344

Balance as of January 1, 2017	143	$2,402	$(12)	$3,384		$(36)	$(13)	$(49)		$5,725
Net Income				171						171
Other Comprehensive Income (Loss)
Losses arising during the period						(2)	—	(2)		(2)
Losses/amortization reclassified from AOCI						—	—	—		—
Total Comprehensive Income				171		(2)	—	(2)		169
Purchase of Treasury Stock	—	—	(1)							(1)
Dividends Declared				(87)						(87)
Balance as of March 31, 2017	143	$2,402	$(13)	$3,468		$(38)	$(13)	$(51)		$5,806

Dividends declared per share of common stock were $0.6125 for each period presented.

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	March 31, 2018	December 31, 2017
Assets
Utility Plant In Service	$12,224	$12,161
Accumulated Depreciation and Amortization	(4,163)	(4,124)
Construction Work in Progress	382	375
Nuclear Fuel, Net of Accumulated Amortization	191	208
Utility Plant, Net ($691 and $711 related to VIEs)	8,634	8,620
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	71	71
Assets held in trust, net-nuclear decommissioning	133	136
Other investments	2	2
Nonutility Property and Investments, Net	206	209
Current Assets:
Cash and cash equivalents	190	395
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $4	339	390
Affiliated companies	159	32
Income taxes	198	198
Other	65	85
Inventories (at average cost):
Fuel	84	90
Materials and supplies	152	149
Prepayments	74	82
Derivative financial instrument	—	54
Other current assets	2	2
Total Current Assets ($110 and $191 related to VIEs)	1,263	1,477
Deferred Debits and Other Assets:
Regulatory assets	5,471	5,476
Other	264	164
Other affiliate	111	—
Total Deferred Debits and Other Assets ($34 and $50 related to VIEs)	5,846	5,640
Total	$15,949	$15,946

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	March 31, 2018	December 31, 2017
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,860
Retained Earnings	2,034	1,982
Accumulated Other Comprehensive Loss	(4)	(4)
Total Common Equity	4,890	4,838
Noncontrolling Interest	144	142
Total Equity	5,034	4,980
Long-Term Debt, net	4,536	4,441
Total Capitalization	9,570	9,421
Current Liabilities:
Short-term borrowings	146	252
Current portion of long-term debt	723	723
Accounts payable	129	251
Affiliated payables	256	102
Customer deposits and customer prepayments	159	70
Taxes accrued	58	208
Interest accrued	72	67
Dividends declared	74	82
Derivative financial instruments	1	2
Other	40	47
Total Current Liabilities	1,658	1,804
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,212	1,173
Asset retirement obligations	533	529
Pension and other postretirement benefits	217	217
Unrecognized tax benefits	19	19
Regulatory liabilities	2,617	2,667
Other	105	97
Other affiliate	18	19
Total Deferred Credits and Other Liabilities	4,721	4,721
Commitments and Contingencies (Note 10)
Total	$15,949	$15,946

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended
	March 31,
Millions of dollars	2018	2017
Operating Revenues:
Electric	$546	$577
Electric - nonconsolidated affiliate	1	1
Gas	155	141
Total Operating Revenues	702	719
Operating Expenses:
Fuel used in electric generation	128	112
Fuel used in electric generation - nonconsolidated affiliate	31	24
Purchased power	52	11
Gas purchased for resale	75	66
Other operation and maintenance	102	101
Other operation and maintenance - nonconsolidated affiliate	44	41
Impairment loss	4	—
Depreciation and amortization	80	77
Other taxes	63	60
Other taxes - nonconsolidated affiliate	2	1
Total Operating Expenses	581	493
Operating Income	121	226
Other Income (Expense), net	123	7
Interest charges, net of allowance for borrowed funds used during construction of $2, and $6	(77)	(69)

Income Before Income Tax Expense	167	164
Income Tax Expense	39	52
Net Income and Total Comprehensive Income	128	112
Less Net Income and Total Comprehensive Income Attributable to Noncontrolling Interest	4	3
Earnings and Comprehensive Income Available to Common Shareholder	$124	$109

Dividends Declared on Common Stock	$74	$79

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
Millions of dollars	2018	2017
Cash Flows From Operating Activities:
Net income	$128	$112
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	4	—
Deferred income taxes, net	39	12
Depreciation and amortization	84	79
Amortization of nuclear fuel	13	14
Allowance for equity funds used during construction	(3)	(9)
Carrying cost recovery	(1)	(5)
Changes in certain assets and liabilities:
Receivables	41	45
Receivables - affiliate	(6)	2
Income tax receivable	—	53
Inventories	(9)	(7)
Prepayments	8	—
Regulatory assets	(6)	(2)
Regulatory liabilities	(112)	—
Accounts payable	(15)	(11)
Accounts payable - affiliate	(5)	(21)
Taxes accrued	(150)	(93)
Unrecognized tax benefit	—	97
Other assets	(112)	1
Other liabilities	95	(14)
Net Cash (Used For) Provided From Operating Activities	(7)	253
Cash Flows From Investing Activities:
Property additions and construction expenditures	(159)	(282)
Proceeds from investments and sales of assets (including derivative collateral returned)	25	10
Purchase of investments (including derivative collateral posted)	(10)	(12)
Purchase of investments - affiliate	(111)	—
Proceeds from interest rate derivative contract settlement	115	—
Investment in affiliate	(121)	—
Net Cash Used For Investing Activities	(261)	(284)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	100	—
Repayment of long-term debt	(8)	(8)
Dividends	(82)	(79)
Money pool borrowings, net	159	(1)
Short-term borrowings, net	(106)	(34)
Net Cash Provided From (Used For) Financing Activities	63	(122)
Net Decrease In Cash and Cash Equivalents	(205)	(153)
Cash and Cash Equivalents, January 1	395	164
Cash and Cash Equivalents, March 31	$190	$11

Supplemental Cash Flow Information:
Cash for–Interest (net of capitalized interest of $2 and $6)	$63	$61
– Income taxes paid	—	3
– Income taxes received	—	143
Noncash Investing and Financing Activities:
Accrued construction expenditures	21	46
Capital leases	3	—

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2018	40	$2,860	$1,982	$(4)	$142	$4,980
Earnings available to common shareholder			124		4	128
Total Comprehensive Income			124	—	4	128
Cash dividend declared			(72)		(2)	(74)
Balance at March 31, 2018	40	$2,860	$2,034	$(4)	$144	$5,034

Balance at January 1, 2017	40	$2,860	$2,481	$(3)	$134	$5,472
Earnings available to common shareholder			109		3	112
Total Comprehensive Income			109	—	3	112
Cash dividend declared			(77)		(2)	(79)
Balance at March 31, 2017	40	$2,860	$2,513	$(3)	$135	$5,505

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

The following condensed notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in each company's Annual Report on Form 10-K for the year ended December 31, 2017, which also were a combined presentation. These are interim financial statements and, due to the seasonality of each company's business and matters that may occur during the rest of the year, including the matters described in Note 10 under Impairment Considerations, the amounts reported in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management of the respective companies, the information furnished herein reflects all adjustments, all of a normal recurring nature, which are necessary for a fair statement of the results for the interim periods reported. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $500 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 5.

Income Statement Presentation

Revenues and expenses arising from regulated businesses and, in the case of the Company, the retail natural gas marketing business (including those activities of segments described in Note 11) are presented within Operating Income, and other activities are presented within Other Income (Expense).

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held, through an agency relationship, 32% and 39% of PSNC Energy’s natural gas inventory at March 31, 2018 and December 31, 2017, respectively, with a carrying value of $5.5 million and $11.5 million, respectively.  Under the terms of this agreement, PSNC Energy receives storage asset management fees of which 75% are credited to customers. This agreement expires on March 31, 2019.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. When applicable, the Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method.

Reclassifications
In the statement of operations, amounts previously reported under the captions “Other income”, “Other expense” and “Allowance for equity funds used during construction” have been combined into a single caption titled “Other Income (Expense), Net”. Details of the composition of this caption are described in Note 12. Also, the subtotal captioned “Total Other Expense” that previously appeared on the statements of operations has been eliminated.

New Accounting Matters

Recently Adopted

In the first quarter of 2018, the Company and Consolidated SCE&G adopted the following accounting guidance, as applicable, issued by the FASB. The adoption of this guidance had no impact on their respective financial statements except as indicated.

•
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The guidance is effective for years beginning in 2020, though early adoption after January 1, 2017 is allowed. The Company adopted this guidance on January 1, 2018, and its adoption had no impact on its financial statements.

•
Effective January 1, 2018, the Company and Consolidated SCE&G adopted new accounting guidance for revenue arising from contracts with customers. This guidance uses a five-step analysis in determining when and how revenue is recognized, and requires that revenue recognition depict the transfer of control of promised goods or services to customers in an amount that reflects the consideration a company expects to receive in exchange for those goods or services. As permitted, this guidance was adopted using the modified retrospective method whereby amounts and disclosures for prior periods are not restated. Revenue recognition patterns did not change as a result of adopting this guidance, and no cumulative effect adjustment to Retained Earnings was required. For additional required disclosures, see Note 3.

•
Effective January 1, 2018, the Company and Consolidated SCE&G adopted accounting guidance that changed the required presentation of net periodic pension and postretirement benefit costs. As a result, net periodic pension and postretirement benefit costs have been separated into their service cost components and non-service cost components. Service cost components continue to be included within operating income and are presented in the same line item as other compensation costs arising from services rendered by employees during the period. Non-service cost components are now excluded from operating income. This guidance has been applied on a retrospective basis for the presentation of the service cost components and other components, and resulted in the following changes to the amounts reported in 2017.

For the three months ended March 31, 2017
Increase (Decrease) Millions of dollars	The Company	Consolidated SCE&G
Other operation and maintenance	$(4)	$(4)
Total Operating Expenses	(4)	(4)
Operating Income	4	4
Other Income (Expense), Net	(4)	(4)

In addition, this guidance limits eligibility for capitalization of net periodic pension and postretirement benefit costs to only the service cost components, and requires this change to be applied prospectively. Accordingly, no reclassifications were made related to the capitalization of service costs, and the adoption of this guidance did not result in a material impact on the Company’s and Consolidated SCE&G’s respective financial statements. Amounts which otherwise would have been capitalized to plant accounts under prior guidance are now being deferred within regulatory assets.

•
Guidance issued in January 2016 changed how entities measure certain equity investments and financial liabilities, among other things. Entities were required to record a cumulative-effect adjustment to beginning retained earnings as of the beginning of the fiscal year in which the guidance was effective, with certain exceptions. The Company and Consolidated SCE&G adopted this guidance when required in the first quarter of 2018 and its adoption did not have a significant impact on their respective financial statements.

•
Guidance issued in August 2016 is intended to reduce diversity in cash flow statement classification related to certain transactions, and entities must apply the guidance retrospectively to all periods presented. The adoption of this guidance had no impact on the financial statements of the Company and Consolidated SCE&G.

•
Guidance issued in November 2016 clarified how restricted cash should be presented on the statement of cash flows, and entities were to apply the guidance retrospectively to all periods presented. The adoption of this guidance had no impact on the financial statements of the Company and Consolidated SCE&G.

Pending Adoption

The Company and Consolidated SCE&G will adopt the following accounting guidance issued by the FASB when indicated below.

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, and without consideration of any regulatory accounting requirements which may apply, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. In the first quarter of 2018, FASB amended this accounting guidance to clarify that land easements are within the scope of the new guidance and to provide an optional transition practical expedient, that the Company and Consolidated SCE&G currently intend to adopt, that allows adopters to not evaluate under the new guidance existing or expired land easements that were not previously accounted for as leases. FASB also approved a new transition option in the first quarter of 2018, that the Company and Consolidated SCE&G are evaluating, that will allow the new standard to be adopted without revising comparative period reporting or disclosures. The new guidance is effective for years beginning in 2019, and the Company and Consolidated SCE&G do not anticipate that its adoption will impact their respective financial statements other than increasing amounts reported for assets and liabilities on the balance sheet and changing the location on their respective statements of operations where certain expenses are recorded. No impact on net income is expected. The identification and analysis of leasing and related contracts to which the guidance might be applicable continues. In addition, the Company and Consolidated SCE&G have begun implementation of a third party software tool that will assist with initial adoption and ongoing compliance. Preliminary system configuration has been completed and data from certain leases are being entered.

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

In August 2017, the FASB issued accounting guidance intended to simplify the application of hedge accounting. Among other things, the new guidance will enable more hedging strategies to qualify for hedge accounting, will allow entities more time to perform an initial assessment of hedge effectiveness, and will permit an entity to perform a qualitative assessment of effectiveness for certain hedges instead of a quantitative one. For cash flow hedges that are highly effective, all changes in the fair value of the derivative hedging instrument will be recorded in other comprehensive income and will be reclassified to earnings in the same period that the hedged item impacts earnings. Fair value hedges will continue to be recorded in current earnings, and any ineffectiveness will impact the income statement. In addition, changes in the fair value of a derivative will be recorded in the same income statement line as the earnings effect of the hedged item, and additional disclosures will be required related to the effect of hedging on individual income statement line items. The guidance must be applied to all outstanding instruments using a modified retrospective method, with any cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2019, though early adoption is permitted, and have not determined what impact such adoption will have on their respective financial statements.

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

2.RATE AND OTHER REGULATORY MATTERS

Rate Matters

Tax Act Regulatory Proceedings

The Tax Act contained provisions that lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018. In response, the SCPSC and the NCUC have sought information from utilities under their respective jurisdictions that would disclose the impact of the Tax Act on their individual company's operations and would propose procedures for changing customer rates to reflect those impacts. SCE&G and PSNC Energy provided to their respective commissions the requested information. The ORS filed a petition with the SCPSC that, among other things, requested that the SCPSC order that rates in effect as of January 1, 2018, be subject to refund so that ratepayers receive the benefit of the tax law changes as of January 1, 2018. The ORS has made subsequent filings with the SCPSC making specific recommendations for how it should direct SCE&G to account for the effects of the Tax Act and for the accrual of interest on deferred amounts until new customer rates are made effective. On April 25, 2018, the SCPSC issued an order that requires utilities to track and defer as a regulatory liability the effects resulting from the Tax Act.

SCE&G and PSNC Energy cannot determine when their respective commissions will take final action on this matter or what form that action will take. In the first quarter of 2018, estimates of income tax amounts charged through customer rates that relate to the effects of the Tax Act are being deferred as amounts subject to refund. Such deferrals include the accrual of estimated carrying costs. Such estimates totaled $40.0 million for the Company, of which $33.2 million was attributable to Consolidated SCE&G, and are included within Customer Deposits and Customer Prepayments on their respective condensed consolidated balance sheets. In addition, as further discussed under Regulatory Assets and Regulatory Liabilities below, certain accumulated deferred income taxes contained within regulatory liabilities represent excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the Tax Act. Certain of these amounts are protected under normalization regulations and will be amortized over the remaining lives of related property, and certain of these amounts will be amortized to the benefit of customers over a prescribed period as instructed by regulators.

Electric - Cost of Fuel

On April 25, 2018, the SCPSC approved SCE&G’s proposal to increase the total fuel cost component of retail electric rates. Specifically, the SCPSC approved SCE&G’s increase to certain environmental, avoided capacity and DER cost components and SCE&G’s agreement to maintain its base fuel component to produce a projected under-recovered balance of approximately $1.3 million at the end of the 12-month period beginning with the first billing cycle of May 2018. This projected under-recovered balance includes the effect of offsetting fuel costs recovery with the gains realized from the settlement of certain interest rate derivatives. SCE&G also agreed to recover, over a 12-month period beginning with the first billing cycle of May 2018, projected DER program costs of approximately $29.3 million.

Electric - Base Rates

In January 2018, SCE&G requested in its annual DSM Programs filing to recover approximately $33.0 million of costs and net lost revenues associated with DSM programs, along with an incentive to invest in such programs. On April 25, 2018, the SCPSC approved SCE&G’s request effective beginning with the first billing cycle of May 2018.

Electric - BLRA and Joint Petition

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

On January 19, 2018, the ORS filed a report with the SCPSC in response to the SCPSC's order for a thorough inspection and audit of SCE&G's statements regarding potential adverse effects that could result from the removal of annual BLRA revenues. SCE&G subsequently filed responses to the ORS report. On January 31, 2018, the SCPSC ordered the ORS to complete the previously ordered thorough audit, inspection and examination of SCE&G's accounting records by March 30, 2018, encouraged them to employ the assistance of a utility financial professional if needed, and indicated that a request by the ORS for an extension of time would not be considered unreasonable. On February 7, 2018, the ORS requested clarification of the SCPSC's January 31, 2018 order. On February 15, 2018, the SCPSC instructed the ORS to evaluate a total of eight different scenarios to be included in its report and instructed the ORS to inform them by March 2, 2018 whether the ORS needed additional time to complete its work, By letter dated March 2, 2018, the ORS informed the SCPSC that it anticipates completing its scope of work in June 2018.

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

Rates Effective	Incremental Increase
March 1, 2017	$1.9 million
September 1, 2017	$0.7 million
March 1, 2018	$14.7 million

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

	The Company		Consolidated SCE&G
Millions of dollars	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Regulatory Assets:
Unrecovered Nuclear Project costs	$3,966	$3,976	$3,966	$3,976
AROs and related funding	447	434	423	410
Deferred employee benefit plan costs	300	305	269	273
Deferred losses on interest rate derivatives	451	456	451	456
Other unrecovered plant	102	105	102	105
DSM Programs	59	59	59	59
Pipeline integrity management costs	55	51	8	8
Environmental remediation costs	29	30	24	25
Deferred storm damage costs	24	24	24	24
Other	145	140	145	140
Total Regulatory Assets	$5,578	$5,580	$5,471	$5,476

Regulatory Liabilities:
Monetization of guaranty settlement	$1,094	$1,095	$1,094	$1,095
Accumulated deferred income taxes	1,072	1,076	914	914
Asset removal costs	763	757	530	527
Deferred gains on interest rate derivatives	79	131	79	131
Total Regulatory Liabilities	$3,008	$3,059	$2,617	$2,667

Regulatory assets for unrecovered Nuclear Project costs have been recorded based on such amounts not being probable of loss in accordance with the accounting guidance on abandonments, whereas the other regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under applicable GAAP for regulated operations. The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including unrecovered nuclear project costs that are the subject of regulatory proceedings as further discussed in Note 10. In recording such costs as regulatory assets, management believes the costs would be allowable under existing rate-making concepts that are embodied in rate orders or current state law. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements or other adverse legislative or regulatory developments, the Company or Consolidated SCE&G could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on the Company's and Consolidated SCE&G's financial statements in the period the write-off would be recorded.

Unrecovered Nuclear Project costs represents expenditures by SCE&G that have been reclassified from construction work in progress as a result of the decision to stop construction of Unit 2 and Unit 3 and to pursue recovery of costs under the abandonment provisions of the BLRA or through other regulatory means, net of an estimated impairment loss and of certain assets that have been or will be placed in service.

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

Deferred losses or gains on interest rate derivatives represent (i) the effective portions of changes in fair value and payments made or received upon settlement of certain interest rate derivatives designated as cash flow hedges and (ii) the changes in fair value and payments made or received upon settlement of certain other interest rate derivatives not so designated. The amounts recorded with respect to (i) are expected to be amortized to interest expense over the lives of the underlying debt through 2043. The amounts recorded with respect to (ii) are expected to be similarly amortized to interest expense through 2065.

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

Pipeline integrity management costs represent operating costs incurred to comply with federal regulatory requirements related to natural gas pipelines. PSNC Energy is recovering costs totaling $4.1 million annually through 2021. PSNC Energy is continuing to defer pipeline integrity costs, and as of March 31, 2018 costs of $30.6 million have been deferred pending future approval of rate recovery. SCE&G amortizes $1.9 million of such costs annually.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G or PSNC Energy. SCE&G's remediation costs are expected to be recovered over periods of up to approximately 17 years, and PSNC Energy's remediation costs totaling $6.9 million are being recovered over a five year period that will end in 2021.

Deferred storm damage costs represent costs incurred in excess of amounts previously collected through SCE&G’s SCPSC-approved storm damage reserve, and for which SCE&G expects to receive future recovery through customer rates.

Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.

Monetization of guaranty settlement represents proceeds received under or arising from the monetization of the Toshiba Settlement, net of certain expenses. The SCPSC is expected to determine how SCE&G's customers will realize the value of these net proceeds in connection with its consideration of the Request by the ORS and the Joint Petition (see Note 10).

Accumulated deferred income taxes contained within regulatory liabilities represent (i) excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the Tax Act (certain of which are protected under normalization regulations and will be amortized over the remaining lives of related property, and certain of which will be amortized to the benefit of customers over a prescribed period as instructed by regulators) and (ii) deferred income taxes arising from investment tax credits, offset by (iii) deferred income taxes that arise from utility operations that have not been included in customer rates (a portion of which relate to depreciation and are expected to be recovered over the remaining lives of the related property which may range up to approximately 85 years). See also Note 6.

Asset removal costs represent estimated net collections through depreciation rates of amounts to be incurred for the removal of assets in the future.

3.    REVENUE RECOGNITION

Identifying Revenue Streams and Related Performance Obligations

Operating Revenues

Operating revenues arise primarily from the sale and transmission of electricity and the sale and transportation of natural gas. Electric and Gas regulated revenues consist primarily of retail sales to residential, commercial and industrial customers under various tariff rates approved by state regulatory commissions. These tariff rates generally include charges for the energy consumed and a standard basic facilities or demand charge designed to recover certain fixed costs incurred to provide service to the customer. Tariff rates also include commission-approved regulatory mechanisms in the form of adjustments or riders, such as for weather normalization, fuel and environmental cost recovery, energy conservation programs, interruptible service and real time pricing provisions, among others. Electric revenues also include wholesale sales and transmission service, primarily to municipal customers and other service providers, under contracts or tariffs approved by the FERC.

Gas nonregulated revenues arise from natural gas sales at market-based rates. Such sales to residential and certain commercial customers include charges for natural gas delivered, at either variable or fixed prices, together with any applicable customer service charges, charges originating from an interstate pipeline company, and other incidental charges. The Company has determined that its gas marketing subsidiary serves as an agent for distribution services provided by a nonaffiliated company in its retail market. Accordingly, the pass-through charges to customers related to such services are not considered revenues. Sales to other commercial and to industrial customers include commodity and transportation charges for natural gas delivered at contracted rates, together with applicable fees for storage, injection, demand, and charges originating from one or more interstate pipeline companies.

Performance obligations which have not been satisfied by the Company or Consolidated SCE&G relate primarily to demand or standby service for natural gas. Demand or standby charges for natural gas arise when an industrial customer reserves capacity on assets controlled by the service provider and may use that capacity to move natural gas it has acquired from other suppliers. For all periods presented, the amount of revenue recognized by the Company and Consolidated SCE&G for these charges is equal to the amount of consideration they have a right to invoice, and corresponds directly to the value transferred to the customer. As a result, amounts related to performance obligations that have not been fully satisfied are not disclosed.

Contracts governing the transactions above do not have a significant financing component. Also, due to the nature of the commodities underlying these transactions, no performance obligations arise for returns, refunds or warranties. In addition, taxes billed to customers are excluded from the transaction price. Such amounts are recorded as liabilities until they are remitted to the respective taxing authority and are not included in revenues or expenses in the statements of operations.

Non-Operating Revenues

Non-operating revenues are derived from the sale of appliances and water heaters, as well as from contracts covering the repair of certain appliances, wiring, plumbing and similar systems and fees received for such repairs from customers not under a repair contract. In addition, the portion of fees received under asset management agreements that regulators have recognized to be incentives for the Company and Consolidated SCE&G to engage in such transactions is recorded as non-operating revenues.

Revenues from sales are recorded when the appliance or water heater is delivered to the customer. Repair contract coverage fees are recorded when invoiced, generally on a monthly basis in advance of the period of coverage. Additional charges for service calls and non-covered repairs are billed and collected at the time service is rendered. Revenues from asset management agreements are recorded when the related fixed monthly amounts are due, which corresponds to timing of the value received by the customer.

The point at which the customer controls the use of a purchased product, or has obtained substantially all of the benefits from repair services, corresponds to when revenues are recorded and performance obligations are fulfilled. Contract assets arising from invoicing repair contract fees in advance of the coverage period are not material. Income earned from financing sales of appliances and other products is recorded within interest income. Any performance obligations arising from returns, refunds or warranties are not material.

Non-operating revenues also arise from sources unrelated to contracts with customers, such as carrying costs recorded on certain regulatory assets, gains from property sales and income from rentals and from equity method investments, among others. In 2018, such amounts include gains realized upon the settlement of certain interest rate swaps (see Note 12). Such revenues are outside the scope of revenues from contracts with customers.

Non-operating revenues are further disclosed in Note 12. Such revenues arising from contracts with customers were not material for any period presented, and accordingly, detailed revenue disclosures are not provided.

Significant Judgments and Estimates

Electricity and natural gas are sold and delivered to the customer for immediate consumption and the customer controls the use of, and obtains substantially all of the benefits from, the energy and related services as they are delivered. As such, the related performance obligations are satisfied over time and revenue is recognized over the same period. The Company and Consolidated SCE&G have determined that their right to consideration from a customer directly corresponds to the value of the performance completed at the date each customer invoice is rendered. As a result, the Company and Consolidated SCE&G recognize revenue in the amounts for which they have a right to invoice. This includes estimated amounts unbilled at a balance sheet date but which are to be invoiced in the normal cycle.

Regulatory mechanisms exist within electric and gas tariffs or orders from regulators that result in adjustments to customer bills. These regulatory mechanisms are designed:

•	To recover costs related to fuel, pension, pipeline integrity and energy conservation, among others;

•	To recover carrying costs associated with debt-based financing;

•	To replace revenues lost as a result of the utility implementing DER programs and DSM Programs; and,

•	For gas revenues, to achieve weather normalization or to decouple gas revenues from weather and other factors, such as through the WNA at SCE&G or the CUT at PSNC Energy.

Recovery of deferred costs and carrying costs and the replacement of lost revenues are components of approved tariffs, and therefore, adjustments to customer bills occur as electricity or natural gas is sold and delivered to the customer. As such, the Company and Consolidated SCE&G have concluded that performance obligations related to these adjustments are not capable of being distinct from the underlying tariff based sales. Accordingly, revenues arising from these adjustments are recorded within Operating Revenues - Electric or Gas regulated on the statements of operations, consistent with revenues from underlying tariff based sales.

Adjustments for SCE&G’s WNA increase customer bills when weather is milder than normal and decrease customer bills when weather is colder than normal. These adjustments are made during the same period that the underlying natural gas is sold and delivered to the customer, and the performance obligations associated with these adjustments are not capable of being distinct from tariff based sales. Such adjustments are recorded within Operating Revenues - Gas regulated on the statements of operations. When weather is significantly milder than normal, SCE&G limits such adjustments on a customer’s bill to an amount that would be added if weather were 50% milder than normal. Adjustments exceeding this limit, though still recorded as operating revenue, are deferred within regulatory assets until customers are subsequently billed for the excess with the approval of the SCPSC.

PSNC Energy’s CUT is a decoupling mechanism that adjusts bills for residential and commercial customers based on per customer average consumption. When average consumption exceeds actual usage, PSNC Energy records increased revenue associated with this undercollection and defers it within regulatory assets. Likewise, when actual usage exceeds average consumption, a decrement to revenue associated with this overcollection is recorded and deferred within regulatory liabilities. PSNC Energy’s tariff based rates are adjusted semiannually, with the approval of the NCUC, to collect or refund these deferred amounts over the subsequent 12 month period.

Amounts deferred for the WNA and the CUT arise under specific arrangements with regulators rather than customers. As a result, the Company and Consolidated SCE&G have concluded that these arrangements represent alternative revenue programs. Revenue from alternative revenue programs is included within Operating Revenues - Gas-regulated on the statements of operations in the month such adjustments are deferred within regulatory accounts, and is shown as Other revenues when disaggregated in the table below. As permitted, the Company and Consolidated SCE&G have elected to reduce the regulatory accounts in the period when such amounts are reflected on customer bills without affecting operating revenues.

Disaggregation of Revenues

The impact of several factors on the amount, timing and uncertainty of operating revenues and cash flows can vary significantly by customer class. For electric revenues and nonregulated gas revenues, which do not have weather normalization mechanisms in place, the impact of weather and conservation measures on energy usage typically affect residential and commercial customers to a greater degree than other customer classes. For utilities, revenue requirements result in increases or decreases in tariff rates approved by regulatory bodies and often vary by customer class. Also, certain cost recovery and other mechanisms may have an uneven impact on a particular customer class depending on the underlying tariffs affected. For nonregulated gas, revenues are impacted by competitive market rates tailored to appeal to specific customer classes. The Company and Consolidated SCE&G have disaggregated operating revenues by customer class as follows:

The Company	Consolidated SCE&G		PSNC Energy	Total Gas-regulated	Gas-nonregulated
Segments (Millions of dollars)	Electric	Gas-regulated	Gas-regulated
Three months ended March 31, 2018
Customer class:
Residential	$252	$86	$145	$231	$106
Commercial	169	39	48	87	34
Industrial	85	24	6	30	120
Other	37	5	8	13	13
Revenues from contracts with customers	543	154	207	361	273
Other operating revenues	3	1	(1)	—	—
Total Operating Revenues	$546	$155	$206	$361	$273

Contract Costs

Costs to obtain contracts are generally expensed when incurred. In limited instances, SCE&G provides economic development grants intended to support economic growth within SCE&G’s electric service territory and defers such grants as regulatory assets on the condensed consolidated balance sheet. Whenever these grants are contingent on a customer entering into a long-term electric supply contract with SCE&G, they are considered costs to obtain that underlying contract. Such costs are amortized on a straight-line basis over the term of the related service contract, which generally ranges from ten to 15 years.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

The Company and Consolidated SCE&G
Millions of dollars	Regulatory Assets
January 1, 2018	$16.3
Additional costs	—
Amortization	(0.4)
Impairment	—
March 31, 2018	$15.9
4.    COMMON EQUITY

SCANA had 200 million shares of common stock authorized as of March 31, 2018 and December 31, 2017.

Authorized shares of SCE&G common stock were 50 million as of March 31, 2018 and December 31, 2017. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of March 31, 2018 and December 31, 2017. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

SCE&G’s bond indenture under which it issues First Mortgage Bonds contains provisions that could limit the payment of cash dividends on its common stock. SCE&G's bond indenture permits the payment of dividends on SCE&G's common stock only either (1) out of its Surplus (which is defined as the excess of net assets over capital) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At March 31, 2018 and 2017, retained earnings of approximately $95.3 million and $80.6 million, respectively, were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

PSNC Energy’s note purchase and debenture purchase agreements contain provisions that could limit the payment of cash distributions, including dividends, on PSNC Energy's common stock. These agreements generally limit the sum of distributions to an amount that does not exceed $30 million plus 85% of Consolidated Net Income (as therein defined) accumulated after December 31, 2008 plus the net proceeds of issuances by PSNC Energy of equity or convertible debt securities (as therein defined). As of March 31, 2018, this limitation would permit PSNC Energy to pay cash distributions in excess of $100 million.

5.     LONG-TERM DEBT AND LIQUIDITY

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

March 31, 2018 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:	+
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
LOC advances	100.0	—	100.0	—
Weighted average interest rate		—	2.97%	—
Outstanding commercial paper (270 or fewer days)	248.0	10.9	145.8	91.3
Weighted average interest rate		2.70%	2.75%	2.52%
Letters of credit supported by LOC	46.7	46.4	0.3	—
Available	$1,605.3	$342.7	$1,153.9	$108.7

December 31, 2017 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	350.3	—	251.6	98.7
Weighted average interest rate		—	1.92%	1.93%
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$1,646.4	$397.0	$1,148.1	$101.3

In March 2018, SCE&G borrowed $100 million under the five-year credit agreement expiring December 2020. The interest rate on this draw at March 31, 2018 was 2.97%, and this draw is classified as long term debt. Proceeds from the draw were deposited with a natural gas supplier to provide contractually required credit support. The interest rate on this deposit currently exceeds the interest rate on the draw. Also, in February 2018 SCANA issued a $43.4 million letter of credit in favor of a natural gas supplier to provide contractually required credit support.

Portions of the proceeds received under or arising from the monetization of the Toshiba Settlement in late September and early October 2017 have been utilized to repay maturing commercial paper balances, which short-term borrowings had been incurred for the construction of Unit 2 and Unit 3 prior to the decision to stop their construction (see Note 10). Should the SCPSC or a court direct that these proceeds be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would issue commercial paper, draw on its credit facilities or issue long-term debt to fund such requirement. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered nuclear project costs would be adversely impacted (see Note 2). Further, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities. Borrowing costs for long-term debt issuances could also be impacted.

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $197 million and investments due from an affiliate of $149 million at March 31,

2018. At December 31, 2017 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $37 million and investments due from an affiliate of $28 million. For each period presented, money poo1 borrowings were made by Fuel Company and GENCO, and money pool investments were made by SCE&G. On its condensed consolidated balance sheet, Consolidated SCE&G includes money pool borrowings within Affiliated payables and money pool investments within Affiliated companies receivables.

6.    INCOME TAXES

The Company files consolidated federal income tax returns which include Consolidated SCE&G, and the Company and its subsidiaries file various applicable state and local income tax returns.

The Company’s federal returns through 2007 are closed. In addition, federal returns for 2008 and 2009 are closed except to the extent of the examination of amended return claims discussed below. The IRS is also currently examining SCANA's federal returns for years 2010 through 2016 as a result of those claims. With few exceptions, the Company, including Consolidated SCE&G, is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

During 2013 and 2014, the Company amended certain of its income tax returns for 2008 through 2012 to claim additional tax-defined research and experimentation deductions (under IRC Section 174) and credits (under IRC Section 41) and to reflect related impacts on other items such as domestic production activities deductions (under IRC Section 199). The Company also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively. In 2016 and 2017, the Company claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the design and construction activities of the Nuclear Project, in its 2015 and 2016 income tax returns. The Company expects to claim similar deductions and credits in its 2017 tax return when it is filed in 2018. These claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.

The IRS examined the claims in the amended returns, and as the examination progressed without resolution, the Company and Consolidated SCE&G evaluated and recorded adjustments to unrecognized tax benefits; however, none of these changes materially affected the Company's and Consolidated SCE&G's effective tax rate. In October 2016, the examination of the amended tax returns progressed to the IRS Office of Appeals. In addition, the IRS has begun an examination of SCANA's 2013 through 2016 income tax returns, and it is expected that the IRS will also examine later returns.

These IRC Section 174 income tax deductions and IRC Section 41 credits were considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities were recorded as unrecognized tax benefits in the financial statements. Following the abandonment of the Nuclear Project, the Company and Consolidated SCE&G anticipate that an abandonment loss deduction under IRC Section 165 will be claimed on the 2017 tax return. As such, certain of the IRC Section 174 deductions, to the extent they are denied, would instead be deductible in 2017 under IRC Section 165. The abandonment loss deduction is also considered an uncertain tax position; however, under relevant accounting guidance, no estimated unrecognized tax benefits were recorded as of March 31, 2018. The remaining unrecognized tax benefits include the impact of the IRC Section 174 deductions on domestic production activities deductions, credits, and certain unrecognized state tax benefits.

As of March 31, 2018, the Company and Consolidated SCE&G have recorded an unrecognized tax benefit of $98 million ($19 million net of the impact of state deductions on federal returns, net of NOL and credit carryforwards, and net of receivables related to the uncertain tax positions). If recognized, $98 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rates. These unrecognized tax benefits are not expected to increase significantly within the next 12 months. It is also reasonably possible that these unrecognized tax benefits may decrease by $11 million within the next 12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through March 31, 2018 (see Note 10).

                In connection with the research and experimentation deduction and credit claims reflected on the 2015 and 2016 income tax returns and similar claims made in determining taxable income for 2017, and under the terms of an SCPSC order, the Company and Consolidated SCE&G recorded regulatory assets for estimated foregone domestic production activities deductions, offset by estimated tax credits, with the expectation that these deferred costs and related interest thereon would be recoverable through customer rates in future years (see Note 2). However, an impairment loss with respect to such deferred regulatory asset was recorded in 2017.

Also under the terms of an SCPSC order, estimated interest expense accrued with respect to the unrecognized tax benefits related to the research and experimentation deductions in the 2015 and 2016 income tax returns was deferred as a regulatory asset through December 31, 2017 and was expected to be recoverable through customer rates in future years. An impairment loss with respect to these deferred amounts was also recorded as of December 31, 2017 (see Note 10). Otherwise, the Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses. Related to the unrecognized tax benefits noted above, the Company and Consolidated SCE&G accrued interest expense of $4.5 million and interest income of $0.7 million during 2018. Amounts recorded for such interest income and interest expense were mostly deferred within regulatory assets during 2017 and were subsequently included within the impairment loss recorded by the Company and Consolidated SCE&G in 2017. Penalties were not material in either period presented.

In December of 2017, the Tax Act was enacted to lower the federal statutory tax rate from 35% to 21%. The rate change resulted in the remeasurement of all federal deferred income tax assets and liabilities to reflect a 21% federal statutory tax rate as of December 31, 2017. Due to the regulated nature of the Company’s and Consolidated SCE&G’s operations, the effect of this remeasurement is primarily reflected in deferred income tax balances within regulatory liabilities. As of March 31, 2018, the amortization of amounts arising from remeasurement have not affected the Company’s or Consolidated SCE&G’s effective tax rate due to such amortizations being deferred until such time as regulators determine how the benefits of such excess deferred tax amounts will be realized by customers. Upon the filing of the Company’s 2017 consolidated income tax return, adjustments to deferred income taxes may be recorded; however, these adjustments are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

The State of North Carolina lowered its corporate income tax rate to 3.0% in 2017 and 2.5% effective January 1, 2019. In connection with these changes in tax rates, related state deferred tax amounts were remeasured, with the change in their balances being credited to a regulatory liability. The changes in income tax rates did not and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

7.    DERIVATIVE FINANCIAL INSTRUMENTS

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 are not designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps have generally been amortized over the lives of subsequent debt issuances and gains have been amortized to interest expense or may be applied as otherwise directed by the SCPSC. See Note 2 and Note 12 regarding the settlement gain recorded in the first quarter of 2018.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Gas Marketing	Total
As of March 31, 2018
Commodity contracts	6,190,000	11,310,000	17,500,000
Energy management contracts (a)	—	34,281,713	34,281,713
Total (a)	6,190,000	45,591,713	51,781,713

As of December 31, 2017
Commodity contracts	6,430,000	13,433,000	19,863,000
Energy management contracts (a)	—	41,856,890	41,856,890
Total (a)	6,430,000	55,289,890	61,719,890

(a)  Includes amounts related to basis swap contracts totaling 236,000 MMBTU in 2018 and 2,582,000 MMBTU in 2017.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
Designated as hedging instruments	$111.2	$111.2	$36.4	$36.4
Not designated as hedging instruments	35.0	735.0	35.0	735.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the consolidated balance sheet, the fair values presented below are shown gross, and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
	As of March 31, 2018
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	—	$2	—	$1
	Other deferred credits and other liabilities	—	20	—	7
	Commodity contracts
	Prepayments	—	1	—	—
	Total	—	$23	—	$8

	Not designated as hedging instruments
	Interest rate contracts
	Other deferred credits and other liabilities	—	$3	—	$3
	Commodity contracts
	Other current assets	$1	—	—	—
	Energy management contracts
	Prepayments	—	1	—	—
	Other current assets	2	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Derivative financial instruments	—	2	—	—
Total		$4	$6	—	$3

	As of December 31, 2017
	Designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	—	$3	—	$1
	Other deferred credits and other liabilities	—	24	—	9
	Commodity contracts
	Prepayments	—	2	—	—
	Other current assets	—	1	—	—
	Total	—	$30	—	$10

	Not designated as hedging instruments
	Interest rate contracts
	Derivative financial instruments	$54	$1	$54	$1
	Other deferred credits and other liabilities	—	4	—	4
	Commodity contracts
	Other current assets	1	—	—	—
	Energy management contracts
	Prepayments	—	1	—	—
	Other current assets	3	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Derivative financial instruments	—	2	—	—
Total		$59	$8	$54	$5

Derivatives Designated as Fair Value Hedges

The Company had no interest rate or commodity derivatives designated as fair value hedges for either period presented.

The effect of derivative instruments on the consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Gain Deferred in Regulatory Accounts			Loss Reclassified from Deferred Accounts into Income

Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended March 31,
Interest rate contracts	$2	—	Interest expense	—	$(1)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended March 31,
Interest rate contracts	$2	—	Interest expense	$(2)	$(2)
Commodity contracts	1	$(2)	Gas purchased for resale	(2)	2
Total	$3	$(2)		$(4)	—

As of March 31, 2018, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $0.6 million as an increase to gas cost, assuming natural gas markets remain at their current levels, and approximately $7.8 million as an increase to interest expense.  As of March 31, 2018, all of the Company’s commodity cash flow hedges settle by their terms before the end of 2020.

As of March 31, 2018, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $1.2 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives Not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Gain Deferred in Regulatory Accounts			Gain (Loss) Reclassified from Deferred Accounts into Income
Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended March 31,
Interest rate contracts	$65	$11	Interest Expense	—	$(1)
			Other Income	$115	—

As of March 31, 2018, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $2.7 million as an increase to interest expense.

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

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$26.2	$33.7	$10.8	$14.7
Fair value of collateral already posted	27.1	28.9	10.9	10.1
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$(0.9)	$4.8	$(0.1)	$4.6

in Net Asset Position
Aggregate fair value of derivatives in net asset position	—	$53.5	—	$53.5
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	—	$53.5	—	$53.5

In addition, for fixed price supply contracts offered to certain of SCANA Energy's customers, the Company could have called on letters of credit in the amount of $0.9 million related to $3.2 million in commodity derivatives that are in a net asset position at March 31, 2018, compared to letters of credit in the amount of $1.2 million related to derivatives of $4.0 million at December 31, 2017, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of March 31, 2018
Gross Amounts of Recognized Assets	—	$1	$3	$4	—
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	—	1	3	4	—
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	—	$1	$3	$4	—
Balance sheet location
Other current assets				$3	—
Other deferred debits and other assets				1	—
Total				$4	—

As of December 31, 2017
Gross Amounts of Recognized Assets	$54	$1	$4	$59	$54
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	54	1	4	59	54
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$54	$1	$4	$59	$54
Balance sheet location
Other current assets				$58	$54
Other deferred debits and other assets				1	—
Total				$59	$54

Information related to the offsetting of derivative liabilities follows:

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of March 31, 2018
Gross Amounts of Recognized Liabilities	$25	$1	$3	$29	$11
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	25	1	3	29	11
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	(26)	—	(1)	(27)	(11)
Net Amount	$(1)	$1	$2	$2	$—
Balance sheet location
Prepayments				$2	—
Derivative financial instruments				4	$1
Other deferred credits and other liabilities				23	10
Total				$29	$11

As of December 31, 2017
Gross Amounts of Recognized Liabilities	$32	$3	$3	$38	$15
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	32	3	2	37	15
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	28	—	(1)	27	—
Net Amount	$60	$3	$1	$64	$15
Balance sheet location
Other current assets				$2	—
Derivative financial instruments				7	$2
Other deferred credits and other liabilities				28	13
Total				$37	$15

8.    FAIR VALUE MEASUREMENTS, INCLUDING DERIVATIVES

The Company and Consolidated SCE&G value available for sale securities using quoted prices from a national stock exchange, such as the NASDAQ, on which the securities are actively traded or are open-ended mutual funds registered with the SEC and maintain a stable NAV and are invested in government money market agreements or fully collateralized repurchase agreements. For commodity derivative and energy management assets and liabilities, the Company uses unadjusted NYMEX prices to determine fair value, and considers such measures of fair value to be Level 1 for exchange traded instruments and Level 2 for over-the-counter instruments. The Company’s and Consolidated SCE&G's interest rate swap agreements are valued using discounted cash flow models with independently sourced data. Fair value measurements, and the level within the fair value hierarchy in which the measurements fall, were as follows:

	As of March 31, 2018			As of December 31, 2017
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$19	—	—	$119	—	$100	—
Held to maturity securities	—	$6	—	—	$6	—	—
Interest rate contracts	—	—	—	—	54	—	$54
Commodity contracts	1	—	—	1	—	—	—
Energy management contracts	—	3	—	—	4	—	—
Liabilities:
Interest rate contracts	—	25	$11	—	32	—	15
Commodity contracts	1	—	—	2	1	—	—
Energy management contracts	1	4	—	1	4	—	—

The Company and Consolidated SCE&G had no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during either period presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	March 31, 2018		December 31, 2017
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,728.9	$7,220.1	$6,632.9	$7,399.7
Consolidated SCE&G	5,259.0	5,649.1	5,163.3	5,790.3

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

In connection with the impairment loss described in Note 10, the Company and Consolidated SCE&G determined that the fair value of certain of their nuclear fuel was lower than its carrying amount. At March 31, 2018, this nuclear fuel had an estimated fair value of $40.2 million. This estimate is based on quoted prices received from vendors of nuclear fuel, which are considered to be Level 3 fair value measurements. The Company and Consolidated SCE&G assess the fair value of nuclear fuel in connection with the analysis of impairment described in Note 10 on a quarterly basis.

9.    EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three months ended March 31,
Service cost	$5.0	$5.3	$1.2	$1.2
Interest cost	8.5	9.4	2.7	2.9
Expected return on assets	(14.3)	(13.8)	—	—
Prior service cost amortization	0.1	0.4	—	—
Amortization of actuarial losses	3.0	3.9	0.5	0.4
Net periodic benefit cost	$2.3	$5.2	$4.4	$4.5

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
	2018	2017	2018	2017
Three months ended March 31,
Service cost	$4.1	$4.4	$1.0	$1.0
Interest cost	7.2	8.1	2.1	2.4
Expected return on assets	(12.1)	(11.8)	—	—
Prior service cost amortization	0.1	0.3	—	—
Amortization of actuarial losses	2.5	3.4	0.4	0.3
Net periodic benefit cost	$1.8	$4.4	$3.5	$3.7

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

10.    COMMITMENTS AND CONTINGENCIES

Abandoned Nuclear Project

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium in 2008 for the design and construction of Unit 2 and Unit 3. Various difficulties were encountered which affected the ability of the Consortium to adhere to established budgets and construction schedules for the Nuclear Project and which, in light of Santee Cooper's decision to suspend construction of the Nuclear Project, led to the Company's decision on July 31, 2017 to stop the construction and seek recovery under the abandonment provisions of the BLRA. These difficulties and other developments occurring prior to the bankruptcy filing by WEC and WECTEC and other matters are described in Note 10 to the consolidated financial statements included in the Company's and Consolidated SCE&G's combined Form 10-K for the year ended December 31, 2017. Significant developments and continuing contingencies regarding the abandoned Nuclear Project subsequent to December 31, 2017 are disclosed below.

EPC Contract and BLRA Matters

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

On September 1, 2017, SCE&G, for itself and as agent for Santee Cooper, filed with the Bankruptcy Court Proofs of Claim for unliquidated damages against each of WEC and WECTEC. These Proofs of Claim are based upon the anticipatory repudiation and material breach by the Consortium of the EPC Contract, and assert against WEC and WECTEC any and all claims that are based thereon or that may be related thereto. These claims were sold to Citibank on September 27, 2017 as part of a monetization transaction discussed below. Notwithstanding the sale of the claims, SCE&G and Santee Cooper remain responsible for any claims that may be made by WEC and WECTEC against them relating to the EPC Contract.

WEC’s Reorganization Plan was confirmed by the Bankruptcy Court on March 28, 2018. WEC has projected that its Reorganization Plan will pay in full or nearly in full its pre-petition trade creditors, including several of the WEC Subcontractors which have alleged non-payment by the Consortium for amounts owed for work performed on the Nuclear Project and have filed liens on property in Fairfield County, South Carolina, where Unit 2 and Unit 3 were to be located (Unit 2/3 Property). SCE&G is contesting approximately $290 million of filed liens in Fairfield County. Most of these asserted liens are “pre-petition” claims that relate to work performed by WEC Subcontractors before the WEC bankruptcy, although some of them are “post-petition” claims arising from work performed after the WEC bankruptcy.

WEC has indicated that Fluor may attempt to include an approximately$270 million claim (Fluor Claim) for contractual termination damages arising from a breach of Fluor’s subcontract with WEC, in a class of general unsecured creditors that includes the pre-petition trade creditors. However, amounts approved in the Reorganization Plan to pay general unsecured creditors did not contemplate the Fluor Claim. As such, if Fluor is successful in its attempt to include the Fluor Claim as part of the class of general unsecured creditors, it is possible that the Reorganization Plan will not provide for payment in full or nearly in full its pre-petition trade creditors. See also discussion below regarding limitations with respect to SCE&G’s pre-petition lien obligations arising from its monetization of the Toshiba Settlement.

SCE&G and Santee Cooper are responsible for amounts owed to WEC for work performed by WEC Subcontractors on the Nuclear Project after the WEC bankruptcy filing, to the extent such owed amounts exceeded (1) the amounts advanced to WEC for such purposes while the IAA was in effect or (2) the amounts held by WEC after the IAA was terminated. Sufficient funds were not advanced to WEC under the IAA to pay the Fluor claim. If the Fluor Claim is asserted against SCE&G, whether directly or indirectly by a claim through the IAA, SCE&G intends to oppose that claim. To the extent any of these claims are determined to be valid, SCE&G may be responsible for paying its 55% share thereof.

Toshiba Settlement and Subsequent Monetization

Payment and performance obligations under the EPC Contract are joint and several obligations of WEC and WECTEC. In 2015 Toshiba, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations. In satisfaction of such guaranty obligations, on July 27, 2017, the Toshiba Settlement was executed under which Toshiba was to make periodic settlement payments beginning in October 2017 in the total amount of approximately $2.2 billion ($1.2 billion for SCE&G’s 55% share), subject to certain offsets for payments by WEC in bankruptcy that would have the effect of satisfying the liens discussed below.

In September and October 2017, proceeds totaling approximately $1.997 billion were received in full satisfaction of the Toshiba Settlement ($1.094 billion for SCE&G's 55% share, net of certain expenses). The proceeds were obtained through the receipt of a payment from Toshiba and a payment from Citibank arising from its purchase of all other scheduled payments, including amounts related to the contractor liens discussed below. The purchase agreement with Citibank provides that SCE&G and Santee Cooper (each according to its pro rata share) would indemnify Citibank for its losses arising from misrepresentations or covenant defaults under the purchase agreement. SCE&G and Santee Cooper also assigned their claims under the WEC bankruptcy process to Citibank, and agreed to use commercially reasonable efforts to cooperate with Citibank and provide reasonable support necessary for its enforcement of those claims. The proceeds received under or arising from the monetization of the Toshiba Settlement were recorded as a regulatory liability on the accompanying consolidated balance sheets, as the net value of the proceeds will be utilized to benefit SCE&G's customers in a manner to be determined by the SCPSC. While this determination is pending, SCE&G has utilized the proceeds to repay maturing commercial paper balances, which short-term borrowings had been incurred primarily for the construction of Unit 2 and Unit 3 prior to the decision to stop their construction. See further discussion in Note 5.

As described above, several WEC Subcontractors have filed liens against the Unit 2/3 Property, which SCE&G is contesting. Payments under the Toshiba Settlement are subject to reduction if WEC pays WEC Subcontractors holding pre-petition liens directly. Under these circumstances, SCE&G and Santee Cooper, each in its pro rata share, would be required to make Citibank whole for the reduction. On January 2, 2018, the purchase agreement with Citibank was amended to limit the amount that SCE&G and Santee Cooper could be required to reimburse Citibank for valid subcontractor and vendor pre-petition liens to $60 million ($33 million for SCE&G's 55% share).

Regulatory, Political and Legal Developments

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the Nuclear Project. The subpoena requires the Company to produce a broad range of documents related to the project. Also in September 2017, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee requested that SLED conduct a criminal investigation into the handling of the Nuclear Project by SCANA and SCE&G. In October 2017, the staff of the SEC's Division of Enforcement also issued a subpoena for documents related to an investigation they are conducting related to the Nuclear Project. The investigations have continued since those events. The Company and Consolidated SCE&G intend to fully cooperate with these investigations. Also in connection with the abandonment of the Nuclear Project, various state or local governmental authorities have attempted and may further attempt to challenge, reverse or revoke previously-approved tax or economic development incentives, benefits or exemptions and may attempt to apply such action retroactively. No assurance can be given as to the timing or outcome of these matters. See Claims and Litigation for a description of specific challenges.

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, and in reliance on the opinion from the Office of Attorney General, the ORS filed the Request seeking an order from the SCPSC directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS noted the existence of an allegation that SCE&G failed to disclose information to the ORS that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the South Carolina General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. SCE&G estimates that revised rates collections, including collections related to transmission assets which have been or are expected to be placed into service, currently total approximately $445 million annually, and such amounts accumulated as of March 31, 2018 total approximately $2.0 billion. On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which motion the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G.

On September 28, 2017, SCE&G filed a motion to dismiss the Request. After conducting a hearing, the SCPSC denied SCE&G's motion on December 20, 2017 and requested that the ORS carry out an inspection, audit and examination of SCE&G's revenue requirements to assist the SCPSC in determining whether SCE&G's present schedule of rates is fair and reasonable. Parties who have intervened and continue to intervene in the Request or who filed a letter in support of the Request include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. The hearing on the Request has not been scheduled. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter. See also Note 2.

In 2017, special committees of the South Carolina General Assembly, both in the House of Representatives and in the Senate, conducted public hearings regarding the Company's decision to abandon the Nuclear Project. Several legislative proposals adverse to the Company and Consolidated SCE&G resulted from the work of these committees and certain adverse proposals have been or are being considered by the General Assembly in 2018. In January 2018, these committees also reconvened for the purpose of considering the effects of the proposed merger discussed below on Nuclear Project stakeholders. More recent actions by the General Assembly are discussed below.

On January 31, 2018, the South Carolina House of Representatives passed a bill (H. 4375) that would create an experimental rate by effectively suspending collections from rates previously approved by the SCPSC under the BLRA. This experimental rate would remain in effect during the pendency of administrative proceedings currently before the SCPSC or any appeal therefrom. On April 18, 2018, the South Carolina Senate passed a joint resolution (S. 954) which would, among other things, (1) create a temporary experimental rate that reduces SCE&G electric rates related to nuclear construction costs from 18% to 5%, which reduction would remain in effect from April 1, 2018 until the SCPSC issues a final order on the merits of a docket currently before the SCPSC made pursuant to the BLRA (which docket (i.e., Joint Petition) is discussed below); (2) require the SCPSC to conduct a hearing within 30 days of the experimental rate being ordered to determine if an adjustment to the rate is necessary to ensure SCANA does not become insolvent prior to the SCPSC issuing a final order on the merits of such docket; (3) prohibit the SCPSC from holding a hearing on the merits for such docket (other than administrative or procedural hearings), or making any final determination on any related requests, before November 1, 2018; and (4) require the SCPSC to issue a final order for such docket no later than December 21, 2018. Also, S. 954 would require the SCPSC to order each investor-owned utility to provide an accounting of its estimated tax savings arising from the enactment of the Tax Act for calendar year 2018 and to provide that customers of such utility receive the benefit of these estimated savings, subject to an adjustment in 2019 for the actual savings and benefits realized. On April 25, 2018, the House voted to "non-concur" on S. 954. As a result, differences between legislation approved by the House and Senate will be the subject of conference committee proceedings.

Any bill or joint resolution, including any legislation resulting from a conference committee proceeding, must be approved by both legislative chambers and be signed by, or allowed to become law without the signature of, the Governor before it would be enacted. Neither the Company nor Consolidated SCE&G can predict if or when either of these pieces of legislation will become law, or what additional actions, if any, may be proposed or taken, including other legislative actions related to the BLRA.

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

On January 2, 2018, SCANA entered into the Merger Agreement with Dominion Energy, and on January 12, 2018, SCE&G and Dominion Energy filed the Joint Petition requesting SCPSC approval of the merger or a finding that either the merger is in the public interest or that there is an absence of harm arising from the merger. In this petition, the parties commit to providing an up-front, one time rate credit to SCE&G's electric customers totaling approximately $1.3 billion within 90 days of the merger's closing, providing at least a 5% reduction in customer bills, shortening the amortization period for costs related to the Nuclear Project to 20 years, forgoing recovery of approximately $1.7 billion in costs related to the Nuclear Project, and to SCE&G's purchasing an existing 540-MW natural gas fired power plant with no initial investment borne by customers. No assurance can be given as to the timing or outcome of efforts to consummate the Merger Agreement or to obtain approval of the Joint Petition.

Impairment Considerations

Under the current regulatory construct in South Carolina, pursuant to the BLRA or through other means, the ability of SCE&G to recover costs incurred in connection with Unit 2 and Unit 3, and a reasonable return on them, will be subject to review and approval by the SCPSC. In light of the contentious nature of the reviews by legislative committees and others, the adverse impact that would result if proposed legislation is enacted, and the Request being considered by the SCPSC that could result in the suspension of rates currently being collected under the BLRA, as well as the return of such amounts previously collected, there is significant uncertainty as to SCE&G’s ultimate ability to fully recover its costs of Unit 2 and Unit 3 and a return on them from its customers. SCE&G continues to contest the specific challenges described above. However, based on the consideration of those challenges, and particularly in light of SCE&G's proposed solution announced on November 16, 2017 and details in the Joint Petition filed by SCE&G and Dominion Energy with the SCPSC on January 12, 2018, the Company and Consolidated SCE&G have determined that a disallowance of recovery of part of the cost of the abandoned Nuclear Project is both probable and reasonably estimable under applicable accounting guidance. In addition, the Company and Consolidated SCE&G have determined that full recovery of certain other related costs deferred within regulatory assets is less than probable. As a result, in 2017 the Company and Consolidated SCE&G recognized a pre-tax impairment loss totaling $1.118 billion ($690 million net of tax). For the three months ended March 31, 2018, the Company and Consolidated SCE&G have recognized an additional pre-tax impairment loss of approximately $3.6 million ($2.7 million net of tax) in order to further reduce to estimated fair value the carrying value of nuclear fuel which had been acquired for use in Unit 2 and Unit 3.

It is reasonably possible that a change in estimated impairment loss could occur in the near term and could be material; however, all such changes cannot be reasonably estimated. The impairment loss recorded in 2017 reflects impacts similar to those that would have resulted had the proposed solution announced on November 16, 2017 been implemented.. If the merger benefits and cost recovery plan outlined in the Joint Petition are implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss and other charges totaling as much as approximately $1.7 billion (approximately $1.3 billion net of tax) would be expected to be recorded. This additional impairment loss would result from the write-off of unrecovered Nuclear Project costs of approximately $846 million recorded within regulatory assets and the recording of additional liabilities for customer refunds totaling approximately $1.875 billion, net of approximately $1.061 billion, which amount represents the monetization of guaranty settlement of $1.094 billion recorded within regulatory liabilities less amounts that may be required to settle contractor liens. If instead the Joint Petition is not approved and the Request by the ORS is approved, if the BLRA is found to be unconstitutional or if the General Assembly amends or revokes the BLRA or approves other legislation with a similar effect, the Company and Consolidated SCE&G may be required to record an additional impairment loss and other charges totaling as much as approximately $4.9 billion (approximately $3.7 billion net of tax). This additional impairment loss would result from the write-off of the remaining unrecovered Nuclear Project costs of $3.966 billion recorded within regulatory assets and the refund of revised rates collections under the BLRA described above of approximately $2.0 billion, net of approximately $1.061 billion, which amount represents the monetization of guaranty settlement of $1.094 billion recorded within regulatory liabilities less amounts that may be required to settle contractor liens. The Company and Consolidated SCE&G do not currently anticipate that any of the $2.0 billion in revenue previously collected will be subject to refund; however, no assurance can be given as to the outcome of this matter.

Liquidity Considerations

              As a result of the decision to stop construction of Unit 2 and Unit 3, downgrades by credit ratings agencies occurred.  The Company and Consolidated SCE&G have significant obligations that must be paid within the next 12 months, including long-term debt maturities and capital lease payments of $727 million for the Company (including $723 million for Consolidated SCE&G), short-term borrowings of $248 million for the Company (including $146 million for Consolidated SCE&G), interest payments of approximately $301 million for the Company (including $256 million for Consolidated SCE&G), and future minimum payments for operating leases of $33 million for the Company (including $26 million for Consolidated SCE&G). Working capital requirements, such as those for fuel supply and similar obligations, also arise due to the lag between when such amounts are paid and when related collection of such costs through customer rates occurs.

              Management believes as of the date of issuance of these financial statements that it has access to available sources of cash to pay obligations when due over the next 12 months. These sources include committed, long-term lines of credit that expire in December 2020 totaling $1.8 billion for the Company (including $1.2 billion for Consolidated SCE&G). In addition, as of the date of issuance of these financial statements, SCE&G continues to collect in customer rates amounts previously approved under the BLRA, as well as amounts provided for in other orders related to non-BLRA electric and gas rates. However, certain of SCANA's credit ratings have fallen below investment grade, which has constrained its ability and that of Fuel Company to issue commercial paper.

Regulatory and legislative proceedings described above, and/or proceedings described under Claims and Litigation below, which are outside of the Company’s and Consolidated SCE&G’s control, may result in the temporary or permanent suspension of all or a portion of the approximately $445 million annually of rates being collected currently under the BLRA, the return of such amounts previously collected of $2.0 billion, or the requirement that SCE&G's share of payments received from the Toshiba Settlement ($1.094 billion) be placed in escrow or be refunded to customers in the near term. Neither the Company nor Consolidated SCE&G can predict if or when these matters may be resolved or what additional actions, if any, may be proposed or taken, including other legislative or regulatory actions related to the BLRA or other litigation.

Were the SCPSC to grant the relief sought by the ORS in the Request or grant similar relief resulting from legislative action, and as further discussed above in Impairment Considerations, an additional impairment loss or other charges totaling as much as approximately $4.9 billion (approximately $3.7 billion net of tax) may be required. Such an impairment loss or other charges would further stress the Company’s and Consolidated SCE&G’s debt to total capitalization ratio and may result in the Company’s and Consolidated SCE&G’s ratio of debt to total capitalization exceeding maximum levels prescribed in their respective credit agreements. Such an event likely would limit the Company’s and Consolidated SCE&G’s ability to borrow under their commercial paper programs and credit facilities and their ability to pay future dividends or may trigger events of default under such agreements.

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

Claims and Litigation

Following the Company’s decision to stop construction of Unit 2 and Unit 3, purported derivative and class action lawsuits have been filed in multiple state circuit courts and federal district court on behalf of customers, shareholders and SCANA (in the case of the derivative shareholder actions), against SCANA, SCE&G, or both, and in certain cases some of their officers and/or directors. The plaintiffs allege various causes of action, including but not limited to waste, breach of fiduciary duty, negligence, unfair trade practices, unjust enrichment, conspiracy, fraud, constructive fraud, misrepresentation and negligent misrepresentation, promissory estoppel, constructive trust, and money had and received, among other causes of action. Plaintiffs generally seek compensatory and consequential damages and statutory treble damages and such further relief as the court deems just and proper. In addition, certain plaintiffs seek a declaration that SCE&G may not charge its customers to reimburse itself for past and continuing costs of the Nuclear Project. Certain plaintiffs also seek to freeze or appoint a receiver for certain of SCE&G’s assets, including all money SCE&G has received under the Toshiba payment guaranty and related settlement agreement and money to be collected from customers for the Nuclear Project.

Purported class action lawsuits have been filed on behalf of investors in federal court against SCANA and certain of its current and former executive officers and directors. The plaintiffs allege, among other things, that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and RICO. In addition, one plaintiff alleges that director defendants violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs in each of these suits seek compensatory and consequential damages and such further relief as the court deems proper.

Lawsuits seeking class action status have also been filed on behalf of investors in the Court of Common Pleas in the Counties of Lexington and Richland, South Carolina, against SCANA, its CEO and directors, Dominion Energy and Sedona. The plaintiffs allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the Merger Agreement or to have the Merger Agreement amended to provide more favorable terms for plaintiffs, monetary damages, attorneys' fees and such further relief as the court deems proper.

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

On January 26, 2018, the DOR notified SCANA that it was initiating an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The Company and Consolidated SCE&G understand that the DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. The Company and Consolidated SCE&G intend to vigorously contest the DOR's position.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims, and audit positions which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or others that may arise, including any claims that may be asserted by Santee Cooper, and adverse outcomes from some of these matters would not be covered by insurance. As noted above, the various claims for damages do not specify an amount for those damages and the number of plaintiffs that are ultimately certified in the potential class action lawsuits is unknown. In addition, each of the cases referred to above is in its early stages. For these reasons, the Company and Consolidated SCE&G cannot provide any estimate or range of potential loss for these matters at this time, and no accrual for these potential losses has been included in the condensed consolidated financial statements. However, outcomes could have a material adverse effect on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

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

Environmental

On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of CO2 from newly constructed fossil fuel-fired units. The final rule required all new coal-fired power plants to meet a carbon emission rate of 1,400 pounds CO2 per MWh and new natural gas units to meet 1,000 pounds CO2 per MWh. While most new natural gas plants will not be required to include any new technologies, no new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company and Consolidated SCE&G are monitoring the final rule, but do not plan to construct new coal-fired units in the foreseeable future.

On August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. The rule included state-specific goals for reducing national CO2 emissions by 32% from 2005 levels by 2030, and established a phased-in compliance approach beginning in 2022. The rule gave each state from one to three years to issue its SIP, which would ultimately define the specific compliance methodology that would be applied to existing units in that state. On February 9, 2016, the Supreme Court stayed the rule pending disposition of a petition of review of the rule in the Court of Appeals. As a result of an Executive Order on March 28, 2017, the EPA placed the rule under review and the Court of Appeals agreed to hold the case in abeyance. On October 10, 2017, the Administrator of the EPA signed a notice proposing to repeal the rule on the grounds that it exceeded the EPA's statutory authority. In a separate but related action, the EPA issued an Advance Notice of Proposed Rulemaking on December 18, 2017, to solicit information from the public about a potential future rulemaking to limit greenhouse gas emissions from existing units. The Company and Consolidated SCE&G expect any costs incurred to comply with such rule to be recoverable through rates.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2019 and will cost an additional $9.9 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At March 31, 2018, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $24.3 million and are included in regulatory assets.

Other

The Company and Consolidated SCE&G have recorded an estimated liability for amounts collected in customer rates during the period that arise from the impact of the Tax Act. Such amounts have been recorded subject to refund, and are described in Note 2.

11.    SEGMENT OF BUSINESS INFORMATION

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

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended March 31, 2018
Electric Operations	$546	$1	$74	n/a
Gas Distribution	361	—	113	n/a
Gas Marketing	273	31	n/a	$17
All Other	—	105	—	(25)
Adjustments/Eliminations	—	(137)	2	177
Consolidated Total	$1,180	$—	$189	$169

Three Months Ended March 31, 2017
Electric Operations	$577	$1	$182	n/a
Gas Distribution	322	—	113	n/a
Gas Marketing	274	24	n/a	$15
All Other	—	94	—	—
Adjustments/Eliminations	—	(119)	25	156
Consolidated Total	$1,173	$—	$320	$171

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended March 31, 2018
Electric Operations	$547	$74	n/a
Gas Distribution	155	47	n/a
Adjustments/Eliminations	—	—	$124
Consolidated Total	$702	$121	$124

Three Months Ended March 31, 2017
Electric Operations	$578	$182	n/a
Gas Distribution	141	44	n/a
Adjustments/Eliminations	—	—	$109
Consolidated Total	$719	$226	$109

Segment Assets	The Company		Consolidated SCE&G
	March 31,	December 31,	March 31,	December 31,
Millions of dollars	2018	2017	2018	2017
Electric Operations	$11,876	$11,979	$11,876	$11,979
Gas Distribution	3,256	3,259	883	869
Gas Marketing	227	230	n/a	n/a
All Other	1,199	1,042	n/a	n/a
Adjustments/Eliminations	2,026	2,229	3,190	3,098
Consolidated Total	$18,584	$18,739	$15,949	$15,946

12.          OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	The Company		Consolidated SCE&G
	Three Months Ended		Three Months Ended
	March 31,		March 31,
Millions of dollars	2018	2017	2018	2017
Revenues from contracts with customers	$5	$—	$1	$—
Other income	129	17	126	8
Other expense	(10)	(14)	(7)	(10)
Allowance for equity funds used during construction	4	9	3	9
Other income (expense), net	$128	$12	$123	$7

The recording of revenue from contracts with customers within other income (expense) arose upon the adoption of related accounting guidance described in Note 1, and as permitted, prior periods have not been restated. Other income in 2018 includes gains from the settlement of interest rate derivatives of approximately $115 million (see Note 7). Non-service cost components of pension and other postretirement benefits are included in Other expense.

13.    AFFILIATED TRANSACTIONS

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

	Three Months Ended March 31,
Millions of Dollars	2018	2017
Purchases from Canadys Refined Coal, LLC	$32.5	$44.6
Sales to Canadys Refined Coal, LLC	32.3	44.4

Millions of Dollars	March 31, 2018	December 31, 2017
Receivable from Canadys Refined Coal, LLC	$9.9	$4.9
Payable to Canadys Refined Coal, LLC	10.0	4.9

Consolidated SCE&G:

SCE&G purchases natural gas and related pipeline capacity from SCANA Energy to serve its retail gas customers and certain electric generation requirements.

SCANA Services, on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are recorded in Other operation and maintenance - nonconsolidated affiliate and Other Income (Expense), net on the consolidated statements of comprehensive income.

SCE&G provided $110.7 million to a rabbi trust consolidated with SCANA in connection with the potential change in control arising from the Merger Agreement. This funding is recorded as long-term Other affiliate assets on the condensed consolidated balance sheet of Consolidated SCE&G.

	Three Months Ended March 31,
Millions of Dollars	2018	2017
Purchases from SCANA Energy	$31.3	$23.9
Direct and Allocated Costs from SCANA Services	59.4	72.5

Millions of Dollars	March 31, 2018	December 31, 2017
Payable to SCANA Energy	$8.1	$10.0
Payable to SCANA Services	36.7	42.0

Consolidated SCE&G's money pool borrowings from an affiliate are described in Note 5. Certain disclosures regarding SCE&G's participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 9.

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS ENDED MARCH 31, 2018
AS COMPARED TO THE CORRESPONDING PERIOD IN 2017

The following discussion should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations appearing in SCANA’s and SCE&G’s Annual Report on Form 10-K for the year ended December 31, 2017. The results of operations of the Company include those of the parent holding company and each of its subsidiaries, including Consolidated SCE&G. Accordingly, discussions regarding the Company's results of operations necessarily include those of Consolidated SCE&G.

Earnings

Earnings were as follows:

The Company	2018	2017
Earnings per share	$1.18	$1.19

Consolidated SCE&G
Net income (millions of dollars)	$127.7	$112.3

The Company's earnings per share and Consolidated SCE&G's net income reflect the impacts of colder weather in 2018 than in 2017, while the Company's earnings per share also reflect higher legal costs and costs incurred in connection with the Company's announced merger with Dominion Energy in 2018. These and other results are discussed below.

Matters Impacting Future Results

The Company's decision on July 31, 2017 to stop construction of Unit 2 and Unit 3 and to pursue recovery of the cost of the abandoned Nuclear Project has had and could continue to have significant adverse impacts on the Company's and Consolidated SCE&G's future earnings, cash flows and financial position, including those related to the ultimate recovery of regulatory assets and the sustainability of tax positions. The Company continues to believe the decision to abandon the Nuclear Project was prudent and that costs incurred with respect to the Nuclear Project were prudent, has contested specific challenges to this decision, and believes that the issues related to the recovery of the cost of the abandoned Nuclear Project and related to the rates currently being collected under the BLRA for financing costs should be resolved in future proceedings before the SCPSC. However, based on various events following the abandonment, there is significant uncertainty as to SCE&G's ultimate ability to fully recover its costs of Unit 2 and Unit 3 and a return on them from its customers. These events include the contentious nature of ongoing reviews by legislative committees and others, legislative proposals being considered by the General Assembly and promoted by the Governor, and the Request being considered by the SCPSC that could result in the suspension of all or a portion of rates currently being collected under the BLRA, as well as the return of such amounts previously collected.

In 2017, the Company and Consolidated SCE&G determined that a disallowance of recovery of part of the cost of the abandoned Nuclear Project was both probable and reasonably estimable under applicable accounting guidance, and recorded a pre-tax impairment loss with respect to disallowance of unrecovered Nuclear Project costs and other related deferred costs totaling approximately $1.118 billion ($690 million net of tax). In the first quarter of 2018, the Company and Consolidated SCE&G recorded an additional impairment totaling approximately $3.6 million ($2.7 million net of tax) related to the decline in the fair value of nuclear fuel that had been acquired for use in Unit 2 and Unit 3. See additional discussion at Note 10 to the condensed consolidated financial statements.

It is reasonably possible that further changes in these estimates will occur in the near term and could be material; however, all such changes cannot be reasonably estimated. The impairment loss recorded in 2017 reflects impacts similar to those that would have resulted had the proposed solution announced on November 16, 2017 been implemented. If the merger benefits and cost recovery plan outlined in the Joint Petition is implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss and other charges totaling as much as approximately $1.7 billion (approximately $1.3 billion net of tax) would be expected to be recorded. If instead the Joint Petition is not approved and the Request by the ORS is approved, if the BLRA is found to be unconstitutional or if the General Assembly amends or revokes the BLRA or approves other legislation with a similar effect, the Company and Consolidated SCE&G may be required to record an additional impairment loss and other charges totaling as much as approximately $4.9 billion (approximately $3.7 billion net of tax). This additional impairment loss would result from the write-off of the remaining unrecovered Nuclear Project costs of $3.966 billion recorded within regulatory assets and the refund of revised rates collections under the BLRA described above of approximately $2.0 billion, net of approximately $1.061 billion, which amount represents the monetization of guaranty settlement of $1.094 billion recorded within regulatory liabilities less amounts that may be required to settle contractor liens. The Company and Consolidated SCE&G do not currently anticipate that any of the $2.0 billion in revenue previously collected will be subject to refund; however, no assurance can be given as to the outcome of this matter.

                In December 2017, the Tax Act was enacted, resulting in the remeasurement of all federal deferred income tax assets and liabilities to reflect a 21% federal statutory corporate tax rate. Due to the regulated nature of the Company’s and Consolidated SCE&G’s operations, the effect of this remeasurement is primarily reflected in excess deferred income tax balances within regulatory liabilities. As described in Note 2 to the condensed consolidated financial statements, SCE&G and PSNC Energy have responded to orders from state regulators seeking information regarding the effects the Tax Act would have on their respective operations. The Company and Consolidated SCE&G cannot determine the amount or timing of any refunds to customers that may result. However, in 2018, the Company and SCE&G are recording estimates of revenue that will be subject to refund to customers of its regulated operations. Such amounts result in reductions to revenue and are included as current liabilities within customer deposits and customer prepayments on the condensed consolidated balance sheet. Such reductions in revenue largely correspond to reductions in current period tax expense. Going forward, once state regulators order reductions in customer rates, the lower tax expense resulting from the reduced federal statutory tax rate will result in similar reductions to amounts collected from customers through electric and gas rates, and no significant impact on financial results is expected. See also Note 6 to the condensed consolidated financial statements for additional discussion related to deferred tax assets and liabilities.

These matters impacting future results are further discussed under Impact of Abandonment of Nuclear Project within LIQUIDITY AND CAPITAL RESOURCES, in Note 2 and Note 10 to the condensed consolidated financial statements and in Part II, Item 1A. Risk Factors.

Dividends Declared

On February 22, 2018, SCANA's Board of Directors declared a dividend for the quarter ending March 31, 2018 of $0.6125 per share. This dividend was payable on April 1, 2018 to shareholders of record on March 12, 2018. When a dividend payment date falls on a weekend or holiday, the payment is made the following business day.

SCANA's Board of Directors evaluates the payment of dividends each quarter. A determination regarding the payment of a dividend for the quarter ending June 30, 2018, will be made closer to the record date. Dividends declared would be payable July 1, 2018 to shareholders of record on June 11, 2018.

Electric Operations

Electric Operations for the Company and for Consolidated SCE&G is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric Operations operating income (including transactions with affiliates) was as follows:

	The Company		Consolidated SCE&G
Millions of dollars	2018	2017	2018	2017
Operating revenues	$547.4	$578.5	$547.4	$578.5
Fuel used in electric generation	159.3	136.4	159.3	136.4
Purchased power	52.1	11.1	52.1	11.1
Other operation and maintenance	125.1	120.9	128.5	124.5
Impairment loss	3.6	—	3.6	—
Depreciation and amortization	75.9	73.0	73.0	70.0
Other taxes	57.3	54.7	56.8	54.1
Operating Income	$74.1	$182.4	$74.1	$182.4

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric revenue and fuel costs attributable to the effects of abnormal weather. Results in both 2018 and 2017 reflect milder than normal weather in the first quarter; however, 2017 was significantly milder than 2018.

•
Operating revenues decreased by $113.7 million in 2018 pursuant to a previously received SCPSC order whereby fuel cost recovery is offset with gains realized upon the settlement of certain interest rate derivative contracts, as further described in Other Income (Expense) below. Operating revenues also decreased by $25.6 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act, lower collections under the rate rider for pension costs of $2.3 million and lower residential and commercial average use of $1.9 million. The downward adjustment related to fuel cost recovery had no effect on net income as it was fully offset by the recognition within other income of gains realized upon the settlement of certain derivative interest rate contracts. The lower pension rider collections had no impact on net income as they were fully offset by the recognition, within other operation and maintenance expenses and other expense, of lower pension costs. These revenue decreases were partially offset by the effects of weather of $48.7 million, residential and commercial growth of $6.5 million, industrial growth and higher usage of $2.6 million, higher revenue recognized under the DER program of $2.1 million and higher fuel cost recovery of $48.3 million.

•
Fuel used in electric generation and purchased power expenses increased due to higher fuel prices of $48.3 million, higher amortization of DER program costs of $1.6 million, increased sales volumes associated with residential and commercial customer growth of $1.4 million, higher industrial usage of $0.8 million, higher sales volumes associated with the effects of weather of $10.6 million and higher fuel handling expenses of $1.4 million. These increases were partially offset by lower residential and commercial average use of $0.2 million.

•	Other operation and maintenance expenses increased due to wind down costs associated with the abandonment of the Nuclear Project of $3.7 million.

•	Impairment loss represents the writedown of nuclear fuel acquired for use in Unit 2 and Unit 3 to its estimated fair value.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations above, by class, were as follows:

Classification	2018	2017
Residential	1,987	1,636
Commercial	1,704	1,635
Industrial	1,489	1,459
Other	131	134
Total Retail Sales	5,311	4,864
Wholesale	242	213
Total Sales	5,553	5,077

Retail and wholesale sales volumes increased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G, and for the Company, also includes PSNC Energy.  Gas Distribution operating income (including transactions with affiliates) was as follows:

	The Company		Consolidated SCE&G
Millions of dollars	2018	2017	2018	2017
Operating revenues	$361.0	$322.1	$154.6	$140.9
Gas purchased for resale	170.6	134.8	75.4	65.9
Other operation and maintenance	42.0	42.4	17.3	17.3
Depreciation and amortization	22.9	20.8	7.5	7.0
Other taxes	12.1	10.9	8.1	7.2
Operating Income	$113.4	$113.2	$46.3	$43.5

The effect of abnormal weather conditions on gas distribution operating income is mitigated by the WNA at SCE&G and the CUT at PSNC Energy as further described in Revenue Recognition in Note 3 of the condensed consolidated financial statements. The WNA and the CUT do not affect sales volumes.

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA of $4.6 million, customer growth of $3.8 million, higher average use of $1.2 million and higher gas cost recovery of $6.7 million. These increases were partially offset by a decrease of $3.3 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act. In addition to these factors, operating revenues at the Company increased due to colder weather at PSNC Energy of $53.9 million and customer growth of $5.0 million. These increases were partially offset by a CUT adjustment of $17.8 million, decreased cost of gas recoveries of $14.3 million and $6.7 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act.

•
Gas purchased for resale at SCE&G reflects increased sales volumes due to weather of $12.6 million, firm customer growth of $1.8 million and higher average use of $1.1 million. These increases were partially offset by lower gas prices of $5.9 million. In addition to these factors, gas purchased for resale at the Company reflects increased sales volumes due to weather at PSNC of $27.0 million, customer growth of $2.4 million, and the effect of a CUT adjustment that decreased gas purchased for resale by $9.0 million in 2017. These increases were partially offset by decreased gas costs of $14.3 million.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) related to gas distribution above by class, including transportation, were as follows:

	The Company		Consolidated SCE&G
Classification (in thousands)	2018	2017	2018	2017
Residential	23,189	16,560	7,035	4,905
Commercial	12,057	9,469	4,418	3,752
Industrial	5,507	5,322	4,650	4,654
Transportation	12,147	10,954	1,502	1,556
Total	52,900	42,305	17,605	14,867

Residential and commercial firm sales volumes for the Company and Consolidated SCE&G increased due to the effects of weather and customer growth. Industrial sales and transportation volumes at the Company increased due to the effects of weather at PSNC Energy. Transportation volumes also increased at the Company due to a significant customer expansion and increased natural gas fired electric generation at PSNC Energy, partially offset at Consolidated SCE&G due to increased curtailments in 2018.

Gas Marketing

Gas Marketing is comprised of the Company's nonregulated marketing operation, SCANA Energy, which operates in the southeast and includes Georgia’s retail natural gas market.  Gas Marketing operating revenues and net income were as follows:

Millions of dollars	2018	2017
Operating revenues	$304.1	$298.0
Net income	17.0	15.1

Revenues and net income increased primarily due to colder weather.

Other Operating Expenses

Other operating expenses were as follows:

	The Company		Consolidated SCE&G
Millions of dollars	2018	2017	2018	2017
Other operation and maintenance	$200.8	$175.2	$145.8	$141.8
Impairment loss	3.6	—	3.6	—
Depreciation and amortization	99.2	94.4	80.5	77.0
Other taxes	69.9	65.9	64.9	61.3

Other operation and maintenance increased primarily due to certain legal and other costs incurred in connection with the proposed merger with Dominion Energy. Changes in other operating expenses are also largely attributable to the electric operations and gas distribution segments and are addressed in those discussions.

Other Income (Expense)

Other income (expense) includes the results of certain incidental non-utility activities of regulated subsidiaries, the activities of certain non-regulated subsidiaries, the costs of certain governance activities at the parent company and AFC. AFC is a utility accounting practice under which a portion of the cost of both equity and borrowed funds used to finance construction (which is shown on the condensed consolidated balance sheet as construction work in progress) is capitalized. Each of the Company and Consolidated SCE&G includes an equity portion of AFC in nonoperating income and a debt portion of AFC in interest charges (credits), both of which have the effect of increasing reported net income. Components of other income (expense) and AFC were as follows:

	The Company		Consolidated SCE&G
Millions of dollars	2018	2017	2018	2017
Other income	$134.0	$17.0	$127.4	$7.7
Other expense	(10.5)	(13.7)	(6.9)	(9.5)
AFC - equity funds	4.2	9.1	2.9	8.6

Other income at the Company and at Consolidated SCE&G increased primarily due to the recognition of $113.7 million of gains realized upon the settlement of certain interest rate derivative contracts and $8.2 million of gains from land sales. The gains related to the settlement of interest rate derivative contracts were fully offset by downward adjustments to electric revenues pursuant to a previously received SCPSC order related to fuel cost recovery and had no effect on net income. These increases were partially offset by $4.1 million of lower carrying costs on certain regulatory assets. Other expense at the Company and at Consolidated SCE&G decreased $2.2 million and $2.0 million, respectively, due to varying levels of non-service costs components of pension and other postretirement benefit expense recognized within other expense. AFC decreased primarily due to the abandonment of the Nuclear Project.

Interest Expense

     Interest charges increased primarily due to the accrual of interest related to uncertain tax positions. In 2017, certain of such interest accruals were deferred in regulatory assets, and such deferred amounts were subsequently included in an impairment loss recorded in the fourth quarter of 2017.

Income Taxes

Income tax expense decreased in 2018 due to lower income before taxes and an impairment loss (see Note 10 to the condensed consolidated financial statements) as well as a lower effective tax rate.  The lower effective tax rate in 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Act.

LIQUIDITY AND CAPITAL RESOURCES

The Company and Consolidated SCE&G have experienced significant adverse events leading up to their decision to stop construction of Unit 2 and Unit 3, as well as significant adverse events since that decision was made. These difficulties and other developments occurring prior to the bankruptcy filing by WEC and WECTEC and other matters are described in Liquidity and Capital Resources and in Note 10 to the consolidated financial statements included in the Company's and Consolidated SCE&G's combined Form 10-K for the year ended December 31, 2017. Significant developments affecting liquidity subsequent to December 31, 2017 are discussed below.

Liquidity Considerations

The Company and Consolidated SCE&G have significant obligations that must be paid within the next 12 months, including long-term debt maturities and capital lease payments of $727 million for the Company (including $723 million for Consolidated SCE&G), short-term borrowings of $248 million for the Company (including $146 million for Consolidated SCE&G), interest payments of approximately $301 million for the Company (including $256 million for Consolidated SCE&G), and future minimum payments for operating leases of $33 million for the Company (including $26 million for Consolidated SCE&G). Working capital requirements, such as those for fuel supply and similar obligations, also arise due to the lag between when such amounts are paid and when related collection of such costs through customer rates occurs.

Current maturities of long-term debt at the Company and Consolidated SCE&G include $160 million at GENCO due June 1, 2018. Capital markets for entities whose assets are comprised solely of coal-fired facilities have become increasingly constrained. As a result, the debt at GENCO may be paid at maturity through a combination of money pool borrowings and a capital contribution from SCANA.

              Management believes as of the date of issuance of these financial statements that it has access to available sources of cash to pay obligations when due over the next 12 months. These sources include committed long-term lines of credit that expire in December 2020 totaling $1.8 billion for the Company (including $1.2 billion for Consolidated SCE&G). In addition, as of the date of issuance of these financial statements, SCE&G continues to collect in customer rates amounts previously approved under the BLRA, as well as amounts provided for in other orders related to non-BLRA electric and gas rates. In 2018, however, certain of SCANA's credit ratings have fallen to below investment grade, which has constrained its ability and that of Fuel Company to issue commercial paper.

As described in Note 10, on January 31, 2018, the South Carolina House of Representatives passed a bill (H.4375) that would create an experimental rate by effectively suspending collections from rates previously approved by the SCPSC under the BLRA. This experimental rate would remain in effect during the pendency of administrative proceedings currently before the SCPSC or any appeal therefrom. On April 18, 2018, the South Carolina Senate passed a joint resolution (S. 954) which would, among other things, (1) create a temporary experimental rate that reduces SCE&G electric rates related to nuclear construction costs from 18% to 5%, which reduction would remain in effect from April 1, 2018 until the SCPSC issues a final order on the merits of a docket currently before the SCPSC made pursuant to the BLRA (which docket (i.e., Joint Petition) is discussed below); (2) require the SCPSC to conduct a hearing within 30 days of the experimental rate being ordered to determine if an adjustment to the rate is necessary to ensure SCANA does not become insolvent prior to the SCPSC issuing a final order on the merits of such docket; (3) prohibit the SCPSC from holding a hearing on the merits for such docket (other than administrative or procedural hearings), or making any final determination on any related requests, before November 1, 2018; and (4) require the SCPSC to issue a final order for such docket no later than December 21, 2018. Also, S. 954 would require the SCPSC to order each investor-owned utility to provide an accounting of its estimated tax savings for calendar year 2018 and to provide that customers of such utility receive these estimated savings, subject to a true up in 2019 for the actual savings and benefits realized. On April 25, 2018, the House voted to "non-concur" on S. 954. As a result, differences between the legislation approved by the House and Senate will be the subject of conference committee proceedings. Any bill or joint resolution, including any legislation resulting from a conference committee proceeding, must be approved by both legislative chambers and be signed by, or allowed to become law without the signature of, the Governor before it would be enacted. Neither the Company nor Consolidated SCE&G can predict if or when either of these pieces of legislation will become law, or what additional actions, if any, may be proposed or taken, including other legislative actions related to the BLRA.

Were the SCPSC to grant the relief sought by ORS in the Request or grant similar relief resulting from legislative action, as further discussed in Note 10 in the condensed consolidated financial statements, an additional impairment loss or other charges totaling as much as approximately $4.9 billion (approximately $3.7 billion net of tax) may be required. Such an impairment loss or other charges would further stress the Company’s and Consolidated SCE&G’s debt to total capitalization ratio and may result in the Company’s and Consolidated SCE&G’s ratio of debt to total capitalization exceeding maximum levels prescribed in their respective credit agreements. Such an event likely would limit the Company’s and Consolidated SCE&G’s ability to borrow under their commercial paper programs and credit facilities and their ability to pay future dividends or may trigger events of default under such agreements.

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

Impact of Abandonment of Nuclear Project

Regulatory proceedings being considered by the SCPSC include the Request filed by the ORS which, if granted, would require SCE&G to (1) immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA, and (2) make credits to future bills or refunds to customers for prior revised rates collections in the event that the BLRA is found to be unconstitutional or the South Carolina General Assembly amends or revokes it. SCE&G estimates that revised rates collections, including collections related to transmission assets which have been or are expected to be placed into service, currently total approximately $445 million annually, and such amounts accumulated as of March 31, 2018 total approximately $2.0 billion. In an amendment to the Request, the ORS has asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. SCE&G's 55% share of such amounts total $1.094 billion, net of certain expenses.

On September 28, 2017, SCE&G filed a motion to dismiss the Request. After conducting a hearing, the SCPSC denied SCE&G's motion to dismiss the Request on December 20, 2017 and requested that the ORS carry out an inspection, audit and examination of SCE&G's revenue requirements to assist the SCPSC in determining whether SCE&G's present schedule of rates is fair and reasonable. Parties who have intervened and continue to intervene in the Request or who filed a letter in support of the Request, as amended, include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. The hearing on the Request has not been scheduled. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter. Any adverse action by the SCPSC, such as that sought by the ORS in the Request, could have a material adverse impact on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

Should the SCPSC or a court direct that proceeds arising from the Toshiba Settlement be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would issue commercial paper, draw on its credit facilities or issue long-term debt to fund such requirement if such sources are available. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs (see Note 2 to the condensed consolidated financial statements) would be adversely impacted and additional impairment losses would likely be recorded. Further, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities and also could constitute a default under these credit facilities. Borrowing costs for long-term debt issuances and access to capital markets could also be negatively impacted.

For additional background on the Nuclear Project and further details on the matters described above, see Note 10 to the condensed consolidated financial statements under Abandoned Nuclear Project - Toshiba Settlement and Subsequent Monetization and Regulatory, Political and Legal Developments.

Adverse developments relating to the WEC bankruptcy and a decline in the regulatory and legislative environment in 2017 and 2018 have caused credit ratings agencies to place SCANA and SCE&G’s credit ratings on negative outlook or watch status. On January 3, 2018, after SCANA announced a proposed merger with Dominion Energy, each of the three agencies affirmed or reported no change to their respective credit ratings, and one agency revised its rating outlook for SCANA and its rated operating companies from negative to evolving. However, on January 31, 2018, the South Carolina House of Representatives overwhelmingly approved a bill (H. 4375) that, if enacted, would temporarily repeal rates SCE&G collects under the BLRA. As a result, on February 5, 2018, one agency downgraded its ratings for SCANA and SCE&G, and attributed the downgrade to the action taken by the House of Representatives and the politically charged environment that is expected to weigh heavily on any decisions by the SCPSC related to SCE&G's electric rates. As of March 31, 2018, the issuer ratings and the senior unsecured debt ratings for SCANA are considered below investment grade by two credit agencies; the issuer ratings for SCE&G are considered to be at the threshold for investment grade by two credit agencies while its senior secured debt ratings remain above investment grade; and the issuer ratings for PSNC Energy are considered to be at the threshold for investment grade by one credit agency while its senior secured debt ratings remain above investment grade. All of the ratings for SCANA, SCE&G and PSNC Energy are either under review for possible downgrade or have a negative or evolving outlook.

Any adverse final judgment by a court in any matter of litigation, or any levy for amounts assessed by a regulatory agency, including but not limited to matters described in Part II, Item 1. Legal Proceedings, could require the Company and/or Consolidated SCE&G to post a bond equal to the monetary amount of the judgment or assessment while the decision is being appealed or challenged.

Any actions taken by or anticipated to be taken by regulators or legislators that are viewed as adverse, including a change to the BLRA or a requirement that SCE&G make credits to future bills or refunds to customers or any requirement that SCE&G make such credits or refunds in the absence of the merger being consummated, or deterioration of the rated companies’ commonly monitored financial credit metrics or any additional adverse developments with respect to the Nuclear Project, could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, borrowing costs on new issuances of long-term debt and commercial paper would increase, which could adversely impact financial results or limit or eliminate refinancing opportunities, and the potential pool of investors and funding sources could decrease. In addition, further ratings downgrades may result in lower collateral thresholds being applied to the Company's and Consolidated SCE&G's commodity derivatives, or the removal of such thresholds altogether. This action would have the effect of requiring the Company to post additional collateral for commodity derivative instruments with unfavorable fair values. Ratings downgrades have also resulted in prepayments and demands from vendors for letters of credit, cash deposits, or other forms of credit support under certain gas supply and other agreements. In February 2018 SCANA obtained a letter of credit of $43.4 million in favor of a natural gas distributor, which is in addition to a $3 million letter of credit that previously existed, and in March 2018, SCE&G borrowed $100 million under a credit agreement to fund a deposit with one of its natural gas transporters. These actions have reduced amounts available under the credit facilities (see Note 5 to the condensed consolidated financial statements). Further ratings downgrades could result in requirements for additional deposits or the provision of additional credit support in order to conduct business under these agreements.

Significant Tax Deductions and Credits

The Company and Consolidated SCE&G have claimed significant research and experimentation tax deductions and credits related to the design and construction activities of Unit 2 and Unit 3. A significant portion of these claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models. (See also Note 6 to the condensed consolidated financial statements.) The Company and Consolidated SCE&G also expect to claim a significant tax deduction related to the decision to stop construction and to abandon the Nuclear Project in 2017.

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes, and their permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, had been deferred within regulatory assets until December 31, 2017, at which time it was determined to treat these deferrals as impaired. These claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows by providing a significant source of capital and lessening the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.

The claims made to date are under examination, and are considered controversial, by the IRS. Tax deductions which are expected to be claimed in connection with the determination to abandon the construction of Unit 2 and Unit 3 may also be considered controversial; therefore, it is also expected that the IRS will examine future tax returns.  To the extent that any of these claims are not sustained as ordinary losses on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts. Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's liquidity, cash flows, results of operations and financial condition. In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed. Additionally, in such circumstances, the Company and Consolidated SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access those markets for other purposes.

Other Liquidity Requirements and Restrictions

The terms of the Merger Agreement place limits on the Company and its subsidiaries as to certain investing and financing transactions. While the Merger Agreement permits the Company and its subsidiaries to refinance and issue certain long-term debt, make capital expenditures at certain levels, consummate certain planned investments, and make regular quarterly dividend payments to its shareholders at certain levels, transactions above these levels would require consent from Dominion Energy, which consent cannot be unreasonably withheld. Permitted transactions include, but are not limited to, the planned refinancing of $710 million of long-term debt maturing in 2018 at Consolidated SCE&G and the planned new issuance of $100 million of long-term debt at PSNC Energy, the purchase of an existing 540-MW gas fired power plant, and the payment by SCANA of regular quarterly dividends to its shareholders subject to certain limits. In addition, SCANA’s Supplementary Key Executive Severance Benefits Plan provides certain payments to qualified senior executive officers in connection with a change in control. In January 2018, approximately $110.7 million was placed in a rabbi trust, designated as irrevocable subject to the change in control, to fund payments pursuant to this and certain other deferred compensation, incentive and retirement plans, which might arise in connection with a change in control and/or a termination of employment or service if and when such payments become due. Under the terms of the rabbi trust, if the change in control does not occur, SCANA could request a return of all or part of those funds.

The Company expects to meet contractual cash obligations in 2018 through internally generated funds and additional short- and long-term borrowings. Subject to the outcome of the regulatory, legislative and legal proceedings discussed above, the Company expects that, barring a future impairment of the capital markets or its access to such markets, it has or can obtain adequate sources of financing to meet its projected cash requirements for the foreseeable future, including the cash requirements for refinancing maturing long-term debt. As noted above, adverse developments in regulatory, legislative or legal proceedings could alter these conclusions. The Company's ratio of earnings to fixed charges for the three and 12 months ended March 31, 2018 was 3.19 and 0.37, respectively. Consolidated SCE&G's ratio of earnings to fixed charges for the three and 12 months ended March 31, 2018 was 3.10 and (0.07), respectively. These ratios reflect impairment losses recorded in 2017 and 2018 related to the Nuclear Project are discussed in Note 10 to the condensed consolidated financial statements and in SCANA's and SCE&G's combined Form 10-K for the year ended December 31, 2017.

 SCANA's ability to pay dividends on its common stock may be limited by existing or future covenants limiting the right of its subsidiaries to pay dividends on their common stock. Further, SCANA has agreed to obtain the consent of Dominion Energy, which consent cannot be unreasonably withheld, prior to making dividend payments to shareholders greater than $0.6125 per share for any quarter while the Merger Agreement is pending. Any significant reduction in SCANA's payment of dividends in the future may result in a decline in the value of its common stock. Such a decline in value could limit SCANA's ability to raise debt and equity capital.

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

Cash provided from operating activities in 2017 reflects significant tax benefits (reductions in income tax payments and tax refunds) arising from the deductions previously described under Significant Tax Deductions and Credits. The Company's decision in 2017 to stop construction of Unit 2 and Unit 3 and to abandon the Nuclear Project is expected to result in a significant tax deduction and an associated NOL for tax purposes. The Company expects to obtain a refund of taxes paid in certain prior years as a result of the carryback of the NOL, and expects to benefit from the carryforward of the NOL in future years. These cash flows are expected to supplant portions of financing which would otherwise be obtained in the capital markets.

Enactment of the Tax Act resulted in the remeasurement of deferred income tax assets and liabilities and the recognition as regulatory liabilities of certain excess deferred income taxes (see Note 2 and Note 6 to the condensed consolidated financial statements). Certain of these regulatory liabilities will be amortized to the benefit of customers in accordance with the normalization provisions of the IRC and Code of Federal Regulations, which will serve to mitigate significant negative cash impact. However, since the majority of the Company’s and Consolidated SCE&G's businesses are rate regulated, lower income taxes payable in future years due to the Tax Act will also result in lower collections from customers in rates.

Cash flows from operating activities in 2018 reflect the posting of a trade deposit with a natural gas transporter.

Cash flows from investing activities in both periods were primarily related to capital expenditures. In 2018, investing inflows included proceeds received upon the settlement of certain interest rate swaps, while investing outflows included an investment in the rabbi trust, as discussed above.

Cash flows from financing activities in 2017 and 2018 included dividend payments and increases in commercial paper balances. Proceeds from the issuance of long-term debt under a credit facility were seen in 2018.

OTHER MATTERS

For information related to environmental matters, nuclear generation, and claims and litigation, see Note 10 of the condensed consolidated financial statements. For information related to the Company's and Consolidated SCE&G's unrecognized tax benefits, see Note 6 of the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SCANA:

Interest Rate Risk - Interest rates on all outstanding long-term debt are fixed either through the issuance of fixed rate debt or through the use of interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

For further discussion of changes in long-term debt and interest rate derivatives, including changes in the Company's market risk exposures relative to interest rate risk, see the Liquidity and Capital Resources section in Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2, 5, 7 and 8 of the condensed consolidated financial statements.

Commodity price risk - The Company uses derivative instruments to hedge forward purchases and sales of natural gas, which create market risks of different types. See Note 7 and 8 of the condensed consolidated financial statements. The following tables provide information about the Company’s financial instruments, which are limited to financial positions of SCANA Energy and PSNC Energy, that are sensitive to changes in natural gas prices.  Weighted average settlement prices are per 10,000 MMBTU. Fair value represents quoted market prices for these or similar instruments.

Expected Maturity	2018	2019	2020
Futures - Long
Settlement Price (a)	2.86	2.92	2.95
Contract Amount (b)	32.3	22.2	0.7
Fair Value (b)	31.8	21.8	0.7

Futures - Short
Settlement Price (a)	2.80	—	—
Contract Amount (b)	2.1	—	—
Fair Value (b)	2.1	—	—

Options - Purchased Call (Long)
Strike Price (a)	3.06	3.13	—
Contract Amount (b)	10.3	8.9	—
Fair Value (b)	0.4	0.7	—

Swaps - Commodity
Pay fixed/receive variable (b)	9.0	7.0	3.1
Average pay rate (a)	3.2275	2.9260	2.8725
Average received rate (a)	2.8484	2.8411	2.7870
Fair value (b)	8.0	6.8	3.0

Pay variable/receive fixed (b)	20.7	14.9	2.8
Average pay rate (a)	2.8512	2.8410	2.7894
Average received rate (a)	3.0724	2.9137	2.8758
Fair value (b)	22.3	15.3	2.9

Swaps - Basis
Pay variable/receive variable (b)	0.4	0.3	—
Average pay rate (a)	2.8855	3.0809	—
Average received rate (a)	2.8071	3.0111	—
Fair value (b)	0.4	0.3	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of March 31, 2018, management for each of the Registrants has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures and (b) any change in internal control over financial reporting.  Based on this evaluation, the CEO and CFO concluded that, as of March 31, 2018, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended March 31, 2018 that has materially affected or is reasonably likely to materially affect internal control over financial reporting for either of the Registrants.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

SCANA and SCE&G:

The following describes certain legal proceedings that originated or have been terminated during the three months ended March 31, 2018 or for which developments have occurred during the period. The Company and Consolidated SCE&G intend to vigorously contest the lawsuits which have been filed against them. For developments related to these or other proceedings subsequent to March 31, 2018, if any, see Note 2 and Note 10 to the condensed consolidated financial statements. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material or that such proceeding, item or matter is required to be referred to or disclosed in this Form 10-Q.

Ratepayer Class Actions

On August 11, 2017, a purported class action was filed against SCE&G by plaintiff LeBrian Cleckley (the “Cleckley Lawsuit”), on behalf of himself and all others similarly situated, in the State Court of Common Pleas in Richland County, South Carolina (the “Richland County Court”). The plaintiff alleges, among other things, that SCE&G was negligent and unjustly enriched and breached alleged fiduciary and contractual duties by failing to properly manage the Nuclear Project. The plaintiff seeks to recover, on behalf of the purported class, unspecified damages and attorneys’ fees, specific performance of the alleged implied contract to construct the now abandoned project, and any other relief the court deems proper. By order dated October 31, 2017, the South Carolina Supreme Court consolidated all pending state court ratepayer class actions and assigned the consolidated cases to a single Circuit Court judge. On March 2, 2018, the Circuit Court judge issued orders denying SCE&G’s Motion to Dismiss the pending state court ratepayer class actions. The Circuit Court's order denied SCE&G’s motion on the grounds that the Circuit Court does have subject matter jurisdiction to determine plaintiffs’ claims; that plaintiffs have stated causes of action that state a claim upon which relief can be granted; that the filed rate doctrine does not bar plaintiffs’ claims; and that the Circuit Court has concurrent jurisdiction with the SCPSC on specific issues raised in plaintiffs’ complaint. On March 8, 2018, SCE&G received an order that its appeal of this decision was dismissed by the South Carolina Court of Appeals. On March 12, 2018, the Circuit Court judge indicated that discovery could proceed. At March 31, 2018, the following motions regarding this matter were pending: Plaintiff’s Motion for Class Certification, filed November 1, 2017; and Plaintiff's Motion to Appoint a Receiver, filed November 1, 2017.

On August 14, 2017, a purported class action was filed against SCE&G by plaintiff Richard Lightsey (the "Lightsey Lawsuit"), on behalf of himself and all others similarly situated, in the State Court of Common Pleas in Hampton County (the "Hampton County Court"). The plaintiff makes substantially similar allegations as those alleged in the Cleckley Lawsuit and, in addition, alleges that SCE&G committed unfair trade practices and violated state anti-trust laws. The plaintiff seeks a declaratory judgment that SCE&G may not charge its customers for any past or continuing costs of the Nuclear Project. The plaintiff also seeks compensatory, punitive and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. On August 25, 2017, SCE&G filed a motion to transfer venue to Lexington County, South Carolina. The Circuit Court's ruling on SCE&G's Motion to Dismiss in the Cleckley Lawsuit has been applied to this case, and this case is expected to proceed along the same discovery timeline as the Cleckley Lawsuit. At March 31, 2018, the following motions regarding this matter were pending: Plaintiff’s Motion for Class Certification, filed August 23, 2017; and Plaintiff’s Motion to Compel, filed October 12, 2017.

On August 28, 2017, a purported class action was filed against SCANA and SCE&G by plaintiff Edwinda Goodman, on behalf of herself and all others similarly situated, in the State Court of Common Pleas in Fairfield County (the “Fairfield County Court”). The plaintiff makes substantially similar allegations as those alleged in the Cleckley Lawsuit and, in addition, alleges that SCE&G committed fraud and misrepresentation in failing to properly manage the Nuclear Project. The plaintiff seeks to have the defendants’ assets frozen and all monies recovered from Toshiba and other sources be placed in a constructive trust for the benefit of ratepayers. The plaintiff also seeks compensatory, punitive and treble damages, attorneys’ fees, and any other relief the court deems proper. The Circuit Court's ruling on SCE&G's Motion to Dismiss in the Cleckley Lawsuit has been applied to this case, and this case is expected to proceed along the same discovery timeline as the Cleckley Lawsuit. At March 31, 2018, the following motions regarding this matter were pending: Plaintiff's Motion to Appoint Receiver and Expedite Hearing, served November 2, 2017; and Plaintiff’s Motion for Temporary and Permanent Injunction, filed December 15, 2017.

On September 7, 2017, a purported class action was filed against Santee Cooper, SCE&G, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. by plaintiff Jessica Cook, on behalf of herself and all others similarly situated, in the Hampton County Court (the "Cook Lawsuit"). The plaintiff makes substantially similar allegations as the Cleckley Lawsuit and the Lightsey Lawsuit. The plaintiff seeks a declaratory judgment that defendants may not charge the purported class for reimbursement for past or future costs of the Nuclear Project, as well as other compensatory and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. The Circuit Court's ruling on SCE&G's Motion to Dismiss in the Cleckley Lawsuit has been applied to this case, and this case is expected to proceed along the same discovery timeline as the Cleckley Lawsuit. On March 27, 2018, the plaintiff and additional named plaintiffs (those that had been pursuing claims in the hereinafter defined Kolbe Lawsuit, which is discussed below) filed an amended complaint including as additional named defendants current and former directors of Santee Cooper and SCANA.

On September 25, 2017, a purported class action was filed against SCANA by plaintiff Christine Delmater, on behalf of herself and all others similarly situated, in the District Court. The plaintiff alleges, among other things, that SCE&G violated provisions of RICO 18 U.S.C. §1961, was negligent, breached alleged contractual duties, and was unjustly enriched by failing to properly manage the Nuclear Project. The plaintiff seeks compensatory and consequential damages, and any other relief the court deems proper. Plaintiff filed its Second Amended Complaint on November 7, 2017, and filed a Motion for Injunctive Relief on November 8, 2017. SCANA filed a motion to dismiss the Second Amended Complaint and an opposition to the Motion for Injunctive Relief on December 21, 2017. Plaintiff has requested a status conference with the court to discuss potential consolidation for hearings on Defendants' Motions to Dismiss this case and the Glibowski Lawsuit (as hereinafter defined). At March 31, 2018, a date for this conference had not been set.

On October 9, 2017, plaintiffs Chris Kolbe and Ruth Ann Keffer filed an amended complaint in a purported class action, on behalf of themselves and all others similarly situated, against Santee Cooper and certain of its directors and officers, in the Berkeley County Court of Common Pleas, naming SCE&G and SCANA as additional defendants (the "Kolbe Lawsuit"). The plaintiffs allege, among other things, that SCE&G and SCANA were grossly negligent, reckless, breached contracts, were unjustly enriched, and violated principles of equity in connection with their management of the Nuclear Project. The plaintiffs seek compensatory damages, attorneys’ fees, and a declaratory judgment as to Santee Cooper’s rates. The plaintiffs have since joined the Cook Lawsuit and on March 27, 2018, voluntarily dismissed the Kolbe Lawsuit.

On January 31, 2018, a purported class action was filed against SCANA, SCE&G, Kevin Marsh, Jimmy Addison, Stephen Byrne, Martin Phalen, Mark Cannon, Russell Harris, Jeffrey B. Archer, Sarena Burch, W. Keller Kissam, Ronald T. Lindsay, and James Micali by Plaintiff Timothy Glibowski, on behalf of himself and all others similarly situated, in District Court (the "Glibowski Lawsuit"). The plaintiff alleges, among other things, that the Company, SCE&G and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO 18 U.S.C. §1961 et seq., and conspired to violate RICO 18 U.S.C. §1962(c) by fraudulently inflating utility bills to generate unlawful proceeds. Plaintiff seeks treble damages, attorneys’ fees, and any other relief the court deems proper. SCANA, SCE&G and Mr. Archie (improperly named as Jeffrey B. Archer in the complaint) have moved to dismiss the complaint. As of March 31, 2018, the motion remains pending.

Shareholder Derivative and 10b-5 Class Actions

On September 26, 2017, a purported shareholder derivative action was filed against defendants Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Jimmy Addison, Stephen Byrne, and nominal defendant SCANA by plaintiff John Crangle, purportedly on behalf of SCANA, in the Richland County Court (the "Crangle Lawsuit"). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the Nuclear Project, and that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the project. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. Defendants filed a Motion for Consolidation and appointment of lead plaintiff's counsel in this case and the Todd Lawsuit (as hereinafter defined) on November 29, 2017, and also filed a motion to have these cases transferred to the Richland County Business Court. On January 8, 2018, the court notified the parties that the Crangle Lawsuit and the Todd Lawsuit would be transferred to the Business Court Pilot Program in Richland County. On March 5, 2018, Defendants' Motion to Stay these shareholder derivative actions pending the resolution of the ongoing related regulatory proceedings, ratepayer class actions, securities class actions, and government investigations was denied. At March 31, 2018, various motions to consolidate the cases and appoint lead plaintiffs’ counsel remain pending.

On September 27, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, Jimmy E. Addison, and Stephen A. Byrne by plaintiff Robert L. Norman, on behalf of himself and all others similarly situated, in the District Court (the "Norman Lawsuit"). The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants are liable under §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. After a hearing on January 18, 2018, the District Court granted consolidation of the Norman Lawsuit, the Evans Lawsuit, the Fox Lawsuit, and the West Palm Beach Lawsuit, (as such terms are hereinafter defined), and granted plaintiffs’ requests for appointment of lead counsel. The plaintiffs filed a consolidated amended complaint on March 30, 2018.

On October 5, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, and Jimmy E. Addison by plaintiff Kenneth Evans on behalf of himself and all others similarly situated in the District Court (the "Evans Lawsuit"). The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants violated §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. After a hearing on January 18, 2018, the District Court granted consolidation of the Norman Lawsuit, the Evans Lawsuit, the Fox Lawsuit, and the West Palm Beach Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. The plaintiffs filed a consolidated amended complaint on March 30, 2018.

On October 30, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynn Miller, James Roquemore, Maceo Sloan, Aldredo Trujillo, Jimmy Addison, Stephen Byrne, and SCANA by plaintiff R. Wayne Todd, purportedly on behalf of SCANA in Richland County Court (the “Todd Lawsuit”). The plaintiff makes substantially similar allegations as those alleged in the Crangle Lawsuit, and alleges that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the Nuclear Project. The plaintiff seeks compensatory and consequential damages, punitive damages, attorneys’ fees, and any other relief the court deems proper. Defendants filed a Motion for Consolidation and appointment of lead plaintiff in this case and the Crangle Lawsuit on November 29, 2017, and also filed a motion to have these cases transferred to the Richland County Business Court. On January 8, 2018, the court notified the parties that the Crangle Lawsuit and the Todd Lawsuit would be transferred to the Business Court Pilot Program in Richland County. On March 5, 2018, Defendants' Motion to Stay these shareholder derivative actions pending the resolution of the ongoing related regulatory proceedings, ratepayer class actions, securities class actions, and government investigations was denied. At March 31, 2018, various motions to consolidate the cases and appoint lead plaintiffs’ counsel remain pending.

On November 10, 2017, a purported class action was filed against SCANA, Kevin Marsh, Jimmy Addison, and Steve Byrne by plaintiff Marsha Fox on behalf of herself and all others similarly situated in the District Court (the "Fox Lawsuit"). The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants violated §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. After a hearing on January 18, 2018, the District Court granted consolidation of the Norman Lawsuit, the Evans Lawsuit, the Fox Lawsuit, and the West Palm Beach Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. The plaintiffs filed a consolidated amended complaint on March 30, 2018.

On November 17, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, Jimmy E. Addison, and Steve B. Byrne by plaintiff West Palm Beach Firefighters’ Pension Fund on behalf of itself and all others similarly situated in the District Court (the "West Palm Beach Lawsuit"). The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants violated §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. After a hearing on January 18, 2018, the District Court granted consolidation of the Norman Lawsuit, the Evans Lawsuit, the Fox Lawsuit, and the West Palm Beach Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. The plaintiffs filed a consolidated amended complaint on March 30, 2018.

On November 21, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynn Miller, James Roquemore, Maceo Sloan, Aldredo Trujillo, Jimmy Addison, Stephen Byrne, and SCANA by plaintiff Colleen Witmer, purportedly on behalf of SCANA in the District Court (the "Witmer Lawsuit"). The plaintiff alleges, among other things, that the defendants violated their fiduciary duties to shareholders by disseminating false and misleading information about the Nuclear Project, failing to maintain proper internal controls, failing to properly oversee and manage the company, and that the individual defendants were unjustly enriched in their compensation. The plaintiff seeks compensatory and consequential damages, disgorgement of compensation, punitive damages, attorneys’ fees, and any other relief the court deems proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. After a hearing on January 18, 2018, the District Court granted consolidation of the Wickstrom Lawsuit (as hereinafter defined), and the Witmer Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. At March 31, 2018, Defendants' Motion to Dismiss was pending.

On November 22, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynn Miller, James Roquemore, Maceo Sloan, Aldredo Trujillo, and SCANA by plaintiff Richard Wickstrom, purportedly on behalf of SCANA in the District Court (the "Wickstrom Lawsuit"). The plaintiff alleges, among other things, that the defendants violated their fiduciary duties to shareholders by affirmatively making and allowing material misstatements to be made to shareholders regarding the Nuclear Project. The plaintiff seeks compensatory and consequential damages, disgorgement of Marsh’s compensation, attorneys’ fees, and any other relief the court deems proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. After a hearing on January 18, 2018, the District Court granted consolidation of the Wickstrom Lawsuit, and the Witmer Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. At March 31, 2018, Defendants' Motion to Dismiss was pending.

On December 5, 2017, a purported shareholder derivative action was filed against Kevin B. Marsh, Stephen A. Byrne, Jimmy Addison, Gregory E. Aliff, James A. Bennett, John F.A.V. Cecil, Sharon A. Decker, D. Maybank Hagood, Lynne M. Miller, James W. Roquemore, Maceo K. Sloan, Aldredo Trujillo, James M. Micali, Harold C. Stowe, and nominal defendant SCANA by plaintiff City of Hollywood Employees Retirement Fund in the District Court. The plaintiff alleges, among other things, that the defendants violated their fiduciary duties to shareholders by their gross mismanagement of the Nuclear Project, committed corporate waste, were unjustly enriched, and that the director defendants violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued in 2016 and 2017. Plaintiff sought equitable and injunctive relief related to corporate governance functions, as well as compensatory and consequential damages, disgorgement of compensation, attorneys’ fees, and any other relief the court deemed proper. In November and December 2017, competing Motions for Consolidation and Motions for Appointment of Lead Counsel were filed by plaintiffs’ firms. On January 18, 2018, plaintiff's counsel filed a Notice of Voluntary Dismissal of this action.

On December 13, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Jimmy Addison, Stephen Byrne, Maybank Hagood, Lynne Miller, James Bennett, Maceo Sloan, Sharon Decker, James Roquemore, Alfredo Trujillo, John F.A.V. Cecil, Gregory Aliff, James Micali, Harold Stowe, and nominal defendant SCANA by plaintiff Firemen's Retirement System of St. Louis, purportedly on behalf of SCANA, in the Richland County Court. The plaintiff makes substantially similar allegations as those alleged in the Crangle and Todd Lawsuits. On January 8, 2018, the court notified the parties that this lawsuit, the Crangle Lawsuit and the Todd Lawsuit would be consolidated in the Business Court Pilot Program in Richland County. On January 12, 2018, the suit was amended to add Dominion Energy and Sedona as defendants and to assert putative class action claims alleging, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin defendants from finalizing and consummating the proposed merger and seeks compensatory and consequential damages, injunctive relief, restitution, attorneys’ fees, and any other relief the court deems proper. On March 5, 2018, Defendants' Motion to Stay these consolidated shareholder derivative actions pending the resolution of the ongoing related regulatory proceedings, ratepayer class actions, securities class actions, and government investigations was denied. At March 31, 2018, various motions to consolidate the cases and appoint lead plaintiffs’ counsel remain pending. On February 21, 2018, Dominion Energy removed the case to District Court. Plaintiff filed its Motion for Remand on March 2, 2018.

FILOT Litigation

On November 29, 2017, Fairfield County filed a Complaint and a Motion for Temporary Injunction against SCE&G in the Fairfield County Court, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and unfair trade practices related to SCE&G’s termination of the FILOT agreement. Plaintiff sought a temporary and permanent injunction to prevent SCE&G from terminating the FILOT; actual and consequential damages; treble damages; punitive damages; and attorneys’ fees. Plaintiff sought a hearing within ten days on their motion for temporary injunction. The court heard arguments on December 15, 2017 on the motion for temporary injunction, and asked the parties to submit supplemental briefing and proposed orders by December 20, 2017. Plaintiff voluntarily withdrew the Motion for Temporary Injunction on December 20, 2017. The court heard SCE&G's Motion to Transfer Venue on February 8, 2018.

Merger Litigation

In addition to the amended complaint filed in the Firemen's Retirement System of St. Louis suit described above, the following additional suits have been filed challenging the proposed merger transaction involving SCANA, Dominion Energy, and Sedona:

On January 23, 2018, a purported class action was filed against SCANA, Dominion Energy, Sedona, Jimmy Addison, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, and Alfredo Trujillo, by plaintiff City of Warren Police and Fire Retirement System in the State Court of Common Pleas in Lexington County, South Carolina. The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the proposed merger, as well as unspecified monetary damages, attorneys’ fees, costs and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to District Court, and filed its Motion to Dismiss on March 9, 2018.

On February 8, 2018, a purported class action was filed against Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Dominion Energy, and Sedona by plaintiffs Metzler Asset Management GmbH and Joseph Heinz in the Richland County Court. The plaintiffs allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin and/or rescind the proposed merger, as well as unspecified monetary damages, attorneys’ fees, and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to District Court, and filed its Motion to Dismiss on March 9, 2018.

On March 15, 2018, a purported class action was filed against SCANA, Dominion Energy, Sedona, Jimmy E. Addison, Gregory E. Aliff, James A. Bennett, John F.A.V. Cecil, Sharon A. Decker, D. Maybank Hagood, Lynne M. Miller, James W. Roquemore, Maceo K. Sloan, and Alfredo Trujillo by plaintiff Mary Turner, on behalf of herself and all others similarly situated in the District Court. The plaintiff alleges, among other things, that the defendants violated provisions of Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs alternatively seek to enjoin the merger, monetary damages, attorneys’ fees, and any other relief the court deems proper.

Regulatory and Governmental Proceedings and Investigations

On January 26, 2018, the DOR notified SCANA that it was initiating an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The Company and Consolidated SCE&G understand that the DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. The Company and Consolidated SCE&G intend to vigorously contest the DOR's position.

Employment Class Action

On August 8, 2017, a purported class action was filed against SCANA, SCE&G, and its co-defendants Fluor and Fluor Enterprises, Inc., by plaintiffs Harry Pennington III and Timothy Lorenz, on behalf of themselves and all others similarly situated, in the District Court. The plaintiffs allege, among other things, that the defendants violated the Worker Adjustment and Retraining Notification Act (“WARN Act”) in connection with the decision to stop construction on the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment. SCANA's and SCE&G's Motion to Dismiss was heard by the District Court on February 14, 2018.

ITEM 1A. RISK FACTORS

The risk factors from the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 2017, have been updated and are restated below in their entirety.

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

Dominion Energy and SCANA are not required to complete the merger until after the requisite authorizations, approvals, consents and/or permits are received from the FERC, NRC, SCPSC, NCUC and GPSC. The GPSC has approved the merger. Any of the remaining relevant governmental entities may oppose the merger, fail to approve the merger, fail to make required findings in favor of the merger, or impose certain requirements or obligations as conditions for their consent, approval or findings or in connection with their review. Regulatory approvals of the merger or findings with respect to the merger may not be obtained on a timely basis or at all, and such approvals or findings may include conditions that could have an adverse effect on the Company or Consolidated SCE&G, and/or result in the termination of the merger. The terms of any conditions imposed in order to obtain the requisite regulatory approvals or findings may not be known by the date of the special meeting of SCANA shareholders to vote on the merger proposal. No assurance can be given that the necessary approvals or findings will be obtained or that any required conditions will not have an adverse effect on Dominion Energy following the merger. If SCANA shareholders vote in favor of the merger proposal at the special meeting, Dominion Energy or SCANA may make decisions after the special meeting to waive a condition or approve certain actions required to obtain regulatory approvals or findings without seeking further approval of the SCANA shareholders.

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

The Merger Agreement further provides that Dominion Energy (but not SCANA) will have the right to refuse to complete the merger if there shall have occurred any substantive change in the BLRA or other laws governing South Carolina public utilities which has or would reasonably be expected to have an adverse effect on SCANA or any of its subsidiaries. Two pieces of legislation (H. 4375 and S. 954) have passed one chamber of the South Carolina General Assembly, and S. 954 is the subject of conference committee proceedings. Each of these pieces of legislation would make substantive changes to the BLRA or would reduce collections from rates previously approved by the SCPSC under the BLRA. If either of them becomes law, Dominion Energy would not be obligated to complete the merger if it is determined that the enacted legislation has or would reasonably be expected to have an adverse effect on SCANA or any of its subsidiaries.

Certain lawsuits and regulatory actions have been filed against SCANA and SCE&G, and several motions are currently pending, in connection with the abandonment of the Nuclear Project. If the relief requested in these matters (including a request for declaratory judgment that the BLRA is unconstitutional) is granted, Dominion Energy might not be obligated to complete the merger.

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

If the merger is not completed, the ongoing business of the Company and Consolidated SCE&G may be adversely affected and the Company and Consolidated SCE&G could be subject to several risks, including the following:

•	the price of SCANA common stock may decline to the extent that the current market price reflects an expectation by the market that the merger will be completed;

•	obligations to pay certain costs relating to the merger, such as legal, accounting, financial advisory, filing, proxy solicitation, printing and mailing fees;

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

In connection with the pending merger, some current or prospective customers or vendors of SCANA’s utilities may delay or defer decisions regarding their existing or proposed relationships with those utilities, which could negatively impact the operations, revenues, earnings, cash flows and expenses of the Company and Consolidated SCE&G, regardless of whether the merger is completed. Similarly, current and prospective employees of SCANA and its utilities may experience uncertainty about their future roles following the merger, which may adversely affect the ability of SCANA and its utilities to attract and retain key personnel during the pendency of the merger. In addition, due to operating covenants in the Merger Agreement, during the pendency of or following the merger, SCANA and its utilities may be unable to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing or other specified transactions or pursue actions that are not in the ordinary course of business, even if such actions would prove beneficial.

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

Dominion Energy and SCANA currently operate as independent public companies. After the merger, Dominion Energy will be required to devote significant management attention and resources to integrating the Company’s and Consolidated SCE&G’s business. Potential difficulties Dominion Energy may encounter in the integration process include the following:

•	the complexities associated with integrating SCANA and its utility businesses, while at the same time continuing to provide consistent, high quality services;

•	the complexities of integrating a company with different core services, markets and customers;

•	the inability to attract and retain key employees;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger;

•	difficulties in managing political and regulatory conditions related to SCANA’s utility businesses after the merger;

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

For these reasons, it is possible that the integration process following the merger could result in the distraction of Dominion Energy’s management, the disruption of Dominion Energy’s ongoing business or inconsistencies in its services, standards, controls, procedures and policies, any of which could adversely affect the ability of Dominion Energy to maintain or establish relationships with current and prospective customers, vendors and employees or could otherwise adversely affect the business and financial results of Dominion Energy.

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

Addressing any adverse publicity, governmental scrutiny or enforcement or other legal proceedings is time consuming and expensive and, regardless of the factual basis for the assertions being made, can have a negative impact on the reputation of Dominion Energy, the Company and Consolidated SCE&G, on the morale and performance of their employees and on their relationships with their respective regulators, customers and commercial counterparties. It may also have a negative impact on their ability to take timely advantage of various business and market opportunities. The direct and indirect effects of negative publicity, and the demands of responding to and addressing it, may have an adverse effect on Dominion Energy’s, the Company’s and Consolidated SCE&G’s respective businesses, financial condition, results of operations and prospects.

Pending litigation against SCANA and Dominion Energy could result in an injunction preventing the completion of the merger or requiring the Merger Agreement to be amended, or may require the payment of monetary damages or may adversely affect the combined company’s business, financial condition or results of operations following the merger.

Following the announcement of the merger, multiple lawsuits were filed asserting claims relating to the merger. First, an existing derivative lawsuit was amended to assert direct claims of a purported class of SCANA shareholders in the Court of Common Pleas of the County of Richland, South Carolina against the members of the SCANA board of directors, Dominion Energy and Sedona, alleging breaches of various fiduciary duties by the members of the SCANA board of directors in connection with the merger and alleging that Dominion Energy and Sedona aided and abetted such alleged breaches. Second, purported class actions on behalf of SCANA shareholders have been filed in the Court of Common Pleas of the Counties of Lexington and Richland, South Carolina, respectively, and in the District Court against SCANA, the members of the SCANA board of directors, Dominion Energy and Sedona, and certain current and former officers of SCANA, alleging breaches of various fiduciary duties by the members of the SCANA board of directors in connection with the merger and alleging that SCANA, Dominion Energy and Sedona aided and abetted such alleged breaches. Plaintiffs also allege that SCANA, SCE&G and individual defendants violated or conspired to violate RICO, and that defendants violated provisions of Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the Merger Agreement or to have the Merger Agreement amended to provide more favorable terms for plaintiffs, monetary damages, attorney's fees and such further relief as the court deems proper or, in certain cases, seeking compensatory and consequential damages.

While the defendants believe that dismissal is warranted, the outcome of any such litigation is inherently uncertain. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operation.

There is uncertainty as to whether the Company and Consolidated SCE&G will be able to recover costs expended for the Nuclear Project, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through other means. In 2017 the Company and Consolidated SCE&G recognized a significant estimated impairment loss with respect to such investment and related costs. In the event the Company and Consolidated SCE&G were to determine that all or an additional portion of their remaining unrecovered Nuclear Project and related costs are to be disallowed and that significant additional impairment losses must be recognized, further material adverse impacts on their results of operations, cash flows and financial condition would occur.

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

In August 2017, special committees of the South Carolina General Assembly, both in the House of Representatives and in the Senate, began conducting public hearings regarding the decision to abandon the Nuclear Project. Members of SCE&G's senior management, along with representatives from Santee Cooper, the ORS and other interested parties, testified before these committees. Several legislative proposals adverse to the Company and Consolidated SCE&G resulted from the work of these committees and are being considered by the General Assembly in 2018. In January 2018, these committees reconvened for the purpose of considering the effects of the proposed merger. On January 31, 2018, the House of Representatives passed a bill (H. 4375) that would create an experimental rate which would effectively suspend collections from rates previously approved by the SCPSC under the BLRA. This experimental rate would remain in effect during the pendency of administrative proceedings currently before the SCPSC or any appeal therefrom. On April 18, 2018, the South Carolina Senate passed a joint resolution (S. 954) which would, among other things, (1) create a temporary experimental rate that reduces SCE&G electric rates related to nuclear construction costs from 18% to 5%, which reduction would remain in effect from April 1, 2018 until the SCPSC issues a final order on the merits of a docket currently before the SCPSC made pursuant to the BLRA (which docket (i.e., Joint Petition) is discussed below); (2) require the SCPSC to conduct a hearing within 30 days of the experimental rate being ordered to determine if an adjustment to the rate is necessary to ensure SCANA does not become insolvent prior to the SCPSC issuing a final order on the merits of such docket; (3) prohibit the SCPSC from holding a hearing on the merits for such docket (other than administrative or procedural hearings), or making any final determination on any related requests, before November 1, 2018; and (4) require the SCPSC to issue a final order for such docket no later than December 21, 2018. Also, S. 954 would require the SCPSC to order each investor-owned utility to provide an accounting of its estimated tax savings for calendar year 2018 and to provide that customers of such utility receive these estimated savings, subject to a true up in 2019 for the actual savings and benefits realized by the utility. On April 25, 2018, the House voted to "non-concur" on S. 954. As a result, differences between legislation approved by the House and Senate will be the subject of conference committee proceedings. Any bill or joint resolution, including any legislation resulting from a conference committee proceeding, must be approved by both legislative chambers and be signed by, or allowed to become law without the signature of, the Governor before it would be enacted. Neither the Company nor Consolidated SCE&G can predict if or when either of these pieces of legislation could become law, the precise impact of any change in the law, or what additional actions, if any, may be proposed or taken, including other legislative actions related to the BLRA.

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the Nuclear Project. The subpoena requires the Company to produce a broad range of documents related to the project. Also in September 2017, the state's Office of Attorney General, the Speaker of the House of Representatives, and the Chair and Vice-Chair of the South Carolina House Utility Ratepayer Protection Committee requested that SLED conduct a criminal investigation into the handling of the Nuclear Project by SCANA and SCE&G. In October 2017, the staff of the SEC's Division of Enforcement also issued a subpoena for documents related to an investigation they are conducting related to the Nuclear Project. The investigations have continued since those events. The Company and Consolidated SCE&G intend to fully cooperate with these investigations. No assurance can be given as to the timing or outcome of these matters. Also in connection with the abandonment of the Nuclear Project, various state or local governmental authorities have attempted and may further attempt to challenge, reverse or revoke one or more previously-approved tax or economic development incentives, benefits or exemptions and may attempt to apply such action retroactively. No assurance can be given as to the timing or outcome of these matters.

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, and in reliance on the opinion from the Office of Attorney General, the ORS filed the Request seeking an order from the SCPSC directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS noted the existence of an allegation that SCE&G failed to disclose information to the ORS that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the South Carolina General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. SCE&G estimates that revised rates collections, including collections related to transmission assets which have been or are expected to be placed into service, currently total approximately $445 million annually, and such amounts accumulated as of March 31, 2018 total approximately $2.0 billion. On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which motion the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G.

On September 28, 2017, SCE&G filed a motion to dismiss the Request. After conducting a hearing, the SCPSC denied SCE&G's motion on December 20, 2017 and requested that the ORS carry out an inspection, audit and examination of SCE&G's revenue requirements to assist the SCPSC in determining whether SCE&G's present schedule of rates is fair and reasonable. Parties who have intervened and continue to intervene in the Request or who filed a letter in support of the Request include the Governor, the state's Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. The hearing on the Request has not been scheduled. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter.

On September 27, 2017, the scheduled payments under the Toshiba Settlement, exclusive of the payment due in October 2017, were purchased by Citibank for a one-time upfront payment of $1.847 billion (approximately $1.016 billion for SCE&G's 55% share), including amounts related to certain liens that SCE&G was contesting but for which SCE&G may ultimately have been liable. The initial payment was then received from Toshiba on October 2, 2017, as scheduled, in the amount of $150 million ($82.5 million for SCE&G's 55% share). A regulatory liability has been recorded on the consolidated balance sheets to reflect the amount related to the Toshiba Settlement that will be utilized to benefit SCE&G's customers in a manner to be determined by the SCPSC. While this determination is pending, SCE&G has utilized portions of the proceeds to repay maturing commercial paper balances, which short-term borrowings had been incurred primarily for the construction of Unit 2 and Unit 3 prior to the decision to stop their construction. On October 17, 2017, the ORS filed a motion with the SCPSC to amend its earlier Request, in which the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. It is possible that the outcome of regulatory or legal proceedings could result in requiring SCE&G's share of these proceeds to be placed in escrow pending their final disposition, or could require these proceeds to be refunded to customers in the near-term or otherwise make these funds unavailable to SCE&G. If any of these circumstances were to arise, it is anticipated that SCE&G may issue commercial paper, draw on its credit facilities or issue long-term debt to fund such requirement. However, such sources may not be available. Any such requirement would significantly harm the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition. In addition, the purchase agreement with Citibank provides that SCE&G and Santee Cooper (each according to its pro rata share) would indemnify Citibank for its losses arising from misrepresentations or covenant defaults under the purchase agreement.

In 2017, SCE&G recorded a pre-tax impairment loss of $1.118 billion related to unrecovered nuclear project costs and other related costs. In the first quarter of 2018, SCE&G recorded an additional pre-tax impairment loss of $3.6 million related to the fair value of nuclear fuel. These impairment losses have had the effect of increasing the Company's and Consolidated SCE&G's debt to total capitalization. If the SCPSC were to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs would be adversely impacted. Also, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project or other related costs could further increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities and also could constitute a default under these credit facilities. Borrowing costs for long-term debt issuances and access to capital markets could also be negatively impacted.

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

Any actions taken by or anticipated to be taken by regulators or legislators that are viewed as adverse, including a change to the BLRA or a requirement that SCE&G make credits to future bills or refunds to customers or any requirement that SCE&G make such credits or refunds in the absence of the merger being consummated, or deterioration of our rated companies’ commonly monitored financial credit metrics and additional adverse developments with respect to the Nuclear Project (including adverse litigation outcomes), could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, borrowing costs on new issuances of long-term debt and commercial paper would increase, which could adversely impact financial results or limit or eliminate refinancing opportunities, and the potential pool of investors and funding sources could decrease. Any further lowering of these ratings could also trigger higher interest costs as well as more stringent collateral requirements on interest rate and commodity hedges and under gas supply agreements and a reduction in the availability of suppliers.

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

Following the Company’s decision to abandon construction of Unit 2 and Unit 3, purported derivative and class action lawsuits have been filed in multiple state circuit courts and federal district court on behalf of customers, shareholders and SCANA (in the case of the derivative shareholder actions), against SCANA, SCE&G, or both, and in certain cases some of their officers and/or directors. The plaintiffs allege various causes of action, including but not limited to waste, breach of fiduciary duty, negligence, unfair trade practices, unjust enrichment, conspiracy, fraud, constructive fraud, misrepresentation and negligent misrepresentation, promissory estoppel, constructive trust, and money had and received, among other causes of action. Plaintiffs generally seek compensatory, consequential and statutory treble damages and such further relief as the court deems just and proper. In addition, certain plaintiffs seek a declaration that SCE&G may not charge its customers to reimburse itself for past and continuing costs of the Nuclear Project. Certain plaintiffs also seek to freeze or appoint a receiver for certain of SCE&G’s assets, namely all money SCE&G has received under the Toshiba payment guaranty and related settlement agreement for the Nuclear Project.

In addition, purported class action lawsuits have been filed on behalf of investors in federal court against SCANA and certain of its current and former executive officers and directors. The plaintiffs allege, among other things, that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and RICO. In addition, one plaintiff alleges that director defendants violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs in each of these suits seek compensatory and consequential damages and such further relief as the court deems proper.

Lawsuits seeking class action status have also been filed on behalf of investors in the Court of Common Pleas in the Counties of Lexington and Richland, South Carolina, against SCANA, its CEO and directors, Dominion Energy and Sedona. The plaintiffs allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the Merger Agreement or to have the Merger Agreement amended to provide more favorable terms for plaintiffs, monetary damages, attorneys' fees and such further relief as the court deems proper.

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

On January 26, 2018, the DOR notified SCANA that it was initiating an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The Company and Consolidated SCE&G understand that the DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. The Company and Consolidated SCE&G intend to vigorously contest the DOR's position.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims, and audit positions which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or other claims, allegations or assessments which may arise, including any claims that may be asserted by Santee Cooper, and it is possible that adverse outcomes from some of these matters would not be covered by insurance. A resolution adverse to the Company and Consolidated SCE&G could adversely affect results of operations, cash flows and financial condition.

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

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes, and their permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, had been deferred within regulatory assets. As such, until December 31, 2017 when it was determined to treat these deferrals as impaired, these claims had not had, and were not expected to have in the future, significant direct effects on the Company’s and Consolidated SCE&G’s results of operations.  Nonetheless, the claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows by providing a significant source of capital and lessening the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.

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

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects (including the abandonment of Unit 2 and Unit 3 as previously described), results of DSM Programs, results of DER programs, and/or increases in operating costs may lead to requests for regulatory relief and any related administrative or legislative action, decision, regulation or law affecting rates, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits. Additionally, in 2017 and 2018, several legislative proposals were introduced that have been or are being considered by the South Carolina General Assembly in 2018. In the event certain provisions of these legislative proposals were to become law as proposed, such provisions could adversely impact SCE&G’s rate recovery with respect to the Nuclear Project. Furthermore, there can be no assurance that other legislation which might modify or repeal the BLRA in a manner which would adversely impact SCE&G’s rate recovery, including its reasonable return on costs, with respect to its abandonment of Unit 2 and Unit 3 will not be proposed and passed. Any such action could also result in a failure to consummate the merger.

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

The Company’s and Consolidated SCE&G’s ability to draw on our respective bank revolving credit facilities is dependent on the ability of the banks that are parties to the facilities to meet their funding commitments and on our ability to timely renew such facilities. Those banks may not be able to meet their funding commitments to the Company or Consolidated SCE&G if they experience shortages of capital and liquidity or if they experience excessive volumes of borrowing requests from us and other borrowers within a short period of time. Longer-term disruptions in the capital and credit markets as a result of uncertainty, changing or increased regulation, reduced alternatives or failures of significant financial institutions could adversely affect our access to liquidity needed for our businesses. Any disruption could require the Company and Consolidated SCE&G to take measures to conserve cash until the markets stabilize or until alternative credit arrangements or other funding for our business needs can be arranged. Such measures could include deferring capital expenditures or other discretionary uses of cash or reducing or eliminating dividend payments. Disruptions in capital and credit markets also could result in higher interest rates on debt securities, limited or no access to the commercial paper market, increased costs associated with commercial paper borrowing or limitations on the maturities of commercial paper that can be sold (if at all), increased costs under bank credit facilities and reduced availability thereof, and increased costs for certain variable interest rate debt securities of the Company and Consolidated SCE&G.

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

The costs of large capital projects, such as the Company’s and Consolidated SCE&G’s construction and environmental compliance programs, are significant, and these projects are subject to a number of risks and uncertainties that may adversely affect the cost, timing and completion of these projects.

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

SCANA’s ability to pay dividends and to make payments on SCANA’s debt securities may be limited by covenants in certain financial instruments (including the Merger Agreement) and by the financial results and condition of its subsidiaries, thereby adversely impacting the valuation of our common stock and our access to capital.

We are a holding company that conducts substantially all of our operations through our subsidiaries. Our assets consist primarily of investments in subsidiaries. Therefore, our ability to meet our obligations for payment of interest and principal on outstanding debt and to pay dividends to shareholders and corporate expenses depends on many factors, including the earnings, cash flows, liquidity and results of operations, historical and anticipated financial condition, capital requirements, market conditions, growth strategy and the availability of growth opportunities of our subsidiaries, and the ability of our subsidiaries, principally Consolidated SCE&G, PSNC Energy and SCANA Energy, to pay dividends or to repay funds to us. Our ability to pay dividends on our common stock may also be limited by existing or future covenants limiting the right of our subsidiaries to pay dividends on their common stock. Further, SCANA has agreed to obtain the consent of Dominion Energy, which consent cannot be unreasonably withheld, prior to making dividend payments to shareholders greater than $0.6125 per share for any quarter while the Merger Agreement is pending.

Any determination to pay dividends to holders of our common stock in the future, as well as the amount of any dividend, are subject to approval by our board of directors, and will depend upon many factors, including those described above and other factors that our board of directors deems relevant. Any significant reduction in our payment of dividends in the future may result in a decline in the value of our common stock. Such a decline in value could limit our ability to raise debt and equity capital.

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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
January 1 - 31	8,928	$42.14	8,928
February 1 - 28	—	—	—
March 1 - 31	—	—	—
Total	8,928		8,928	*

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

ITEM 5. OTHER INFORMATION

SCANA and SCE&G:

SCANA and SCE&G post information from time to time regarding developments relating to SCE&G’s Nuclear Project and other matters of interest to investors on SCANA’s website at www.scana.com (which is not intended to be an active hyperlink; the information on SCANA’s website is not a part of this report or any other report or document that SCANA or SCE&G files with or furnishes to the SEC).  On SCANA’s homepage, there is a yellow box containing links to the Nuclear and Other Investor Information sections of the website.  The Nuclear section contains a yellow box with a link to project news and updates. The Other Investor Information section of the website contains a link to recent investor-related information that cannot be found at other areas of the website.  Some of the information that will be posted from time to time, including the quarterly reports that SCE&G submits to the SCPSC and the ORS in connection with the Nuclear Project, may be deemed to be material information that has not otherwise become public. Investors, media and other interested persons are encouraged to review this information and can sign up, under the Investor Relations Section of the website, for an email alert when there is a new posting in the Nuclear and Other Investor Information yellow box.

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

EXHIBIT INDEX

Applicable to Form 10-Q of
Exhibit No.	SCANA	SCE&G	Description
2.01*	X
Agreement and Plan of Merger by and among Dominion Energy, Sedona, and SCANA, dated as of January 2, 2018 (Filed as Exhibit 2.1 to Form 8-K on January 5, 2018 (File No. 001-08809 (SCANA)) and incorporated by reference herein)

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: April 30, 2018	James E. Swan, IV
Vice President and Controller
(Principal accounting officer)