Form 10-Q
period 2018-06-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2018-08-02
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at July 27, 2018
SCANA Corporation	Without Par Value	142,625,416
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning the proposed merger with Dominion Energy, recovery of Nuclear Project abandonment costs, key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated capital and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “targets,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements due to the information being of a preliminary nature and subject to further and/or continuing review and adjustment. Other important factors that could cause such material differences include, but are not limited to, the following:

(1) the occurrence of any event, change or other circumstances that could give rise to the failure to consummate the proposed merger with Dominion Energy; (2) the ability of SCE&G to recover through rates the costs expended on the Nuclear Project, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through other means; (3) uncertainties relating to the bankruptcy filing by WEC and WECTEC; (4) further changes in tax laws and realization of tax benefits and credits, and the ability to realize or maintain tax credits and deductions, particularly in light of the abandonment of the Nuclear Project; (5) legislative and regulatory actions, particularly changes related to electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations including any imposition of fees or taxes on carbon emitting generating facilities, the BLRA, and any actions involving or arising from the abandonment of the Nuclear Project; (6) current and future litigation, including particularly litigation or government investigations or any actions involving or arising from the construction or abandonment of the Nuclear Project or arising from the proposed merger with Dominion Energy, including the possible impacts on liquidity and other financial impacts therefrom; (7) the impact of any decision by SCANA to pay quarterly dividends to its shareholders or the reduction, suspension or elimination of the amount thereof; (8) the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity, and the effect of rating agency actions on the cost of and access to capital and sources of liquidity of SCANA and its subsidiaries (the Company); (9) the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed which may be highly specialized or in short supply, at agreed upon quality and prices, for our construction program, operations and maintenance; (10) the results of efforts to ensure the physical and cyber security of key assets and processes; (11) changes in the economy, especially in areas served by subsidiaries of SCANA; (12) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets; (13) the impact of conservation and demand side management efforts and/or technological advances on customer usage; (14) the loss of electricity sales to distributed generation, such as solar photovoltaic systems or energy storage systems; (15) growth opportunities for SCANA’s regulated and other subsidiaries; (16) the effects of weather, especially in areas where the generation and transmission facilities of the Company are located and in areas served by SCANA’s subsidiaries; (17) changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies; (18) payment and performance by counterparties and customers as contracted and when due; (19) the results of efforts to license, site, construct and finance facilities, and to receive related rate recovery, for generation and transmission; (20) the results of efforts to operate the Company's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation; (21) the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power; (22) the availability of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses, particularly in light of uncertainties with respect to legislative and regulatory actions surrounding recovery of Nuclear Project costs and the announced potential merger with Dominion Energy; (23) labor disputes; (24) performance of SCANA’s pension plan assets and the effect(s) of associated discount rates; (25) inflation or deflation; (26) changes in interest rates; (27) compliance with regulations; (28) natural disasters, man-made mishaps and acts of terrorism that directly affect our operations or the regulations governing them; and (29) the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations or terms used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
Act 258	Act 258 (previously referenced as H. 4375) adopted by the South Carolina General Assembly
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEC	Columbia Energy Center
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
Citibank	Citibank, N.A.
CO2	Carbon Dioxide
Company	SCANA, together with its consolidated subsidiaries
Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and WECTEC
Court of Appeals	United States Court of Appeals for the District of Columbia
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker (decoupling mechanism)
CWA	Clean Water Act
DER	Distributed Energy Resource
DHEC	South Carolina Department of Health and Environmental Control
District Court	United States District Court for the District of South Carolina
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dominion Energy	Dominion Energy, Inc.
DOR	South Carolina Department of Revenue
DSM Programs	Electric Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008, as amended by the October 2015 Amendment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
FILOT	Fee in Lieu of Taxes
Fluor	Fluor Corporation
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas
GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among SCE&G, Santee Cooper, WEC and WECTEC
IRC	Internal Revenue Code of 1986, as amended

IRS	Internal Revenue Service
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

Toshiba	Toshiba Corporation, parent company of WEC
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, SCE&G and Santee Cooper
Unit 1	Nuclear Unit 1 at Summer Station
Unit 2	Nuclear Unit 2 at Summer Station (abandoned prior to construction completion)
Unit 3	Nuclear Unit 3 at Summer Station (abandoned prior to construction completion)
VIE	Variable Interest Entity
WARN Act	Worker Adjustment and Retraining Notification Act
WEC	Westinghouse Electric Company LLC
WEC Subcontractors	Subcontractors to the Consortium
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of WEC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	June 30, 2018	December 31, 2017
Assets
Utility Plant In Service	$14,926	$14,370
Accumulated Depreciation and Amortization	(4,995)	(4,611)
Construction Work in Progress	470	471
Nuclear Fuel, Net of Accumulated Amortization	193	208
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	10,804	10,648
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $138 and $133	267	270
Assets held in trust, net-nuclear decommissioning	136	136
Other investments	139	68
Nonutility Property and Investments, Net	542	474
Current Assets:
Cash and cash equivalents	238	409
Receivables:
Customer, net of allowance for uncollectible accounts of $6 and $6	517	665
Income taxes	206	198
Other	99	105
Inventories (at average cost):
Fuel and gas supply	119	143
Materials and supplies	167	161
Prepayments	134	99
Other current assets	14	17
Derivative financial instruments	—	54
Total Current Assets	1,494	1,851
Deferred Debits and Other Assets:
Regulatory assets	5,757	5,580
Other	304	186
Total Deferred Debits and Other Assets	6,061	5,766
Total	$18,901	$18,739

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	June 30, 2018	December 31, 2017
Capitalization and Liabilities
Common Stock - no par value, 143 million shares outstanding	$2,389	$2,390
Retained Earnings	2,987	2,915
Accumulated Other Comprehensive Loss	(39)	(50)
Total Common Equity	5,337	5,255
Long-Term Debt, net	6,098	5,906
Total Capitalization	11,435	11,161
Current Liabilities:
Short-term borrowings	517	350
Current portion of long-term debt	568	727
Accounts payable	263	438
Customer deposits and customer prepayments	151	112
Revenue subject to refund	164	—
Taxes accrued	123	214
Interest accrued	88	87
Dividends declared	18	86
Derivative financial instruments	4	6
Other	69	93
Total Current Liabilities	1,965	2,113
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,333	1,261
Asset retirement obligations	578	568
Pension and other postretirement benefits	360	360
Unrecognized tax benefits	19	19
Regulatory liabilities	3,019	3,059
Other	192	198
Total Deferred Credits and Other Liabilities	5,501	5,465
Commitments and Contingencies (Note 10)
Total	$18,901	$18,739

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars, except per share amounts	2018	2017	2018	2017
Operating Revenues:
Electric	$552	$679	$1,098	$1,256
Gas - regulated	148	140	509	461
Gas - nonregulated	143	182	416	456
Total Operating Revenues	843	1,001	2,023	2,173
Operating Expenses:
Fuel used in electric generation	155	161	315	297
Purchased power	15	21	67	32
Gas purchased for resale	192	227	598	597
Other operation and maintenance	208	179	410	354
Impairment loss	—	—	4	—
Depreciation and amortization	100	95	199	189
Other taxes	70	67	140	133
Total Operating Expenses	740	750	1,733	1,602
Operating Income	103	251	290	571
Other Income, net	4	14	133	27
Interest charges, net of allowance for borrowed funds used during construction of $3, $7, $6 and $14	(95)	(88)	(192)	(175)
Income Before Income Tax Expense	12	177	231	423
Income Tax Expense	4	56	54	131
Net Income	$8	$121	$177	$292

Earnings Per Share of Common Stock	$0.06	$0.85	$1.24	$2.04
Weighted Average Common Shares Outstanding (millions)	143	143	143	143
Dividends Declared Per Share of Common Stock	$0.1237	$0.6125	$0.7362	$1.225

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of dollars	2018	2017	2018	2017
Net Income	$8	$121	$177	$292
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Arising during period, net of tax of $-, $(2), $1, and $(3)	1	(3)	4	(5)
Reclassified as increases to interest expense, net of tax of $1, $1, 2, and $3	2	2	4	4
Reclassified as increases (decreases) to gas purchased for resale, net of tax of $-, $-, $1 and $(1)	—	—	2	(2)
Net unrealized gains (losses) on cash flow hedging activities	3	(1)	10	(3)
Deferred cost of employee benefit plans, net of tax of $-, $-, $-, and $-	—	—	1	—
Other Comprehensive Income (Loss)	3	(1)	11	(3)
Total Comprehensive Income	$11	$120	$188	$289

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2018	2017
Cash Flows From Operating Activities:
Net income	$177	$292
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	4	—
Deferred income taxes, net	69	93
Depreciation and amortization	215	200
Amortization of nuclear fuel	27	19
Allowance for equity funds used during construction	(7)	(18)
Carrying cost recovery	(3)	(11)
Changes in certain assets and liabilities:
Receivables	139	87
Income taxes receivable	(8)	136
Inventories	(18)	(36)
Prepayments	(34)	(47)
Regulatory assets	(18)	(30)
Regulatory liabilities	(110)	(1)
Accounts payable	(48)	(31)
Revenue subject to refund	164	—
Unrecognized tax benefits	—	49
Taxes accrued	(91)	(87)
Derivative financial instruments	(1)	(3)
Other assets	(138)	(26)
Other liabilities	29	(73)
Net Cash Provided From Operating Activities	348	513
Cash Flows From Investing Activities:
Property additions and construction expenditures	(597)	(780)
Proceeds from investments and sales of assets (including derivative collateral returned)	79	62
Purchase of investments (including derivative collateral posted)	(136)	(66)
Proceeds upon interest rate derivative contract settlements	115	—
Net Cash Used For Investing Activities	(539)	(784)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	200	150
Repayment of long-term debt	(174)	(14)
Dividends	(173)	(170)
Short-term borrowings, net	167	188
Net Cash Provided From Financing Activities	20	154
Net Decrease In Cash and Cash Equivalents	(171)	(117)
Cash and Cash Equivalents, January 1	409	208
Cash and Cash Equivalents, June 30	$238	$91
Supplemental Cash Flow Information:
Cash for–Interest paid (net of capitalized interest of $6 and $14)	$179	$168
–Income taxes paid	3	1
–Income taxes received	—	123
Noncash Investing and Financing Activities:
Accrued construction expenditures	42	81
Capital leases	6	6

 See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings	Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2018	143	$2,402	$(12)	$2,915	$(37)	$(13)	$(50)	$5,255
Net Income				177				177
Other Comprehensive Income (Loss)
Gains arising during the period					4	—	4	4
Losses/amortization reclassified from AOCI					6	1	7	7
Total Comprehensive Income				177	10	1	11	188
Purchase of Treasury Stock	—	—	(1)					(1)
Dividends Declared				(105)				(105)
Balance as of June 30, 2018	143	$2,402	$(13)	$2,987	$(27)	$(12)	$(39)	$5,337

Balance as of January 1, 2017	143	$2,402	$(12)	$3,384	$(36)	$(13)	$(49)	$5,725
Net Income				292				292
Other Comprehensive Income (Loss)
Losses arising during the period					(5)	—	(5)	(5)
Losses/amortization reclassified from AOCI					2	—	2	2
Total Comprehensive Income				292	(3)	—	(3)	289
Purchase of Treasury Stock	—	—	(1)					(1)
Dividends Declared				(175)				(175)
Balance as of June 30, 2017	143	$2,402	$(13)	$3,501	$(39)	$(13)	$(52)	$5,838

Dividends declared per share of common stock were $0.7362 for the six months ended June 30, 2018 and were $1.225 for the six months ended June 30, 2017.

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	June 30, 2018	December 31, 2017
Assets
Utility Plant In Service	$12,650	$12,161
Accumulated Depreciation and Amortization	(4,488)	(4,124)
Construction Work in Progress	322	375
Nuclear Fuel, Net of Accumulated Amortization	193	208
Utility Plant, Net ($690 and $711 related to VIEs)	8,677	8,620
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	73	71
Assets held in trust, net-nuclear decommissioning	136	136
Other investments	1	2
Nonutility Property and Investments, Net	210	209
Current Assets:
Cash and cash equivalents	222	395
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $4	390	390
Affiliated companies	161	32
Income taxes	206	198
Other	69	85
Inventories (at average cost):
Fuel	72	90
Materials and supplies	154	149
Prepayments	116	82
Derivative financial instrument	—	54
Other current assets	2	2
Total Current Assets ($106 and $191 related to VIEs)	1,392	1,477
Deferred Debits and Other Assets:
Regulatory assets	5,644	5,476
Other	281	164
Other affiliate	71	—
Total Deferred Debits and Other Assets ($36 and $50 related to VIEs)	5,996	5,640
Total	$16,275	$15,946

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	June 30, 2018	December 31, 2017
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,860
Retained Earnings	2,060	1,982
Accumulated Other Comprehensive Loss	(4)	(4)
Total Common Equity	4,916	4,838
Noncontrolling Interest	169	142
Total Equity	5,085	4,980
Long-Term Debt, net	4,536	4,441
Total Capitalization	9,621	9,421
Current Liabilities:
Short-term borrowings	457	252
Current portion of long-term debt	564	723
Accounts payable	123	251
Affiliated payables	260	102
Customer deposits and customer prepayments	119	70
Revenue subject to refund	156	—
Taxes accrued	115	208
Interest accrued	68	67
Dividends declared	—	82
Derivative financial instruments	1	2
Other	32	47
Total Current Liabilities	1,895	1,804
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,231	1,173
Asset retirement obligations	538	529
Pension and other postretirement benefits	216	217
Unrecognized tax benefits	19	19
Regulatory liabilities	2,627	2,667
Other	110	97
Other affiliate	18	19
Total Deferred Credits and Other Liabilities	4,759	4,721
Commitments and Contingencies (Note 10)
Total	$16,275	$15,946

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Millions of dollars	2018	2017	2018	2017
Operating Revenues:
Electric	$552	$678	$1,098	$1,256
Electric - nonconsolidated affiliate	1	2	2	3
Gas	79	75	234	216
Gas - nonconsolidated affiliate	—	1	—	1
Total Operating Revenues	632	756	1,334	1,476
Operating Expenses:
Fuel used in electric generation	126	126	255	239
Fuel used in electric generation - nonconsolidated affiliate	29	35	60	59
Purchased power	15	21	67	32
Gas purchased for resale	45	42	121	108
Other operation and maintenance	113	96	215	197
Other operation and maintenance - nonconsolidated affiliate	51	50	95	91
Impairment loss	—	—	4	—
Depreciation and amortization	81	77	161	154
Other taxes	64	60	126	120
Other taxes - nonconsolidated affiliate	1	2	3	3
Total Operating Expenses	525	509	1,107	1,003
Operating Income	107	247	227	473
Other Income, net	2	8	125	15
Interest charges, net of allowance for borrowed funds used during construction of $3, $7, $5 and $13	(76)	(69)	(152)	(138)
Income Before Income Tax Expense	33	186	200	350
Income Tax Expense	2	60	41	112
Net Income and Total Comprehensive Income	31	126	159	238
Less Net Income and Total Comprehensive Income Attributable to Noncontrolling Interest	5	3	9	7
Earnings and Comprehensive Income Available to Common Shareholder	$26	$123	$150	$231

Dividends Declared on Common Stock	$—	$81	$74	$160

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
Millions of dollars	2018	2017
Cash Flows From Operating Activities:
Net income	$159	$238
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	4	—
Deferred income taxes, net	58	65
Depreciation and amortization	165	157
Amortization of nuclear fuel	27	19
Allowance for equity funds used during construction	(4)	(16)
Carrying cost recovery	(3)	(11)
Changes in certain assets and liabilities:
Receivables	—	(5)
Receivables - affiliate	(12)	(1)
Income tax receivable	(8)	53
Inventories	(11)	(22)
Prepayments	(34)	(38)
Regulatory assets	(9)	(26)
Regulatory liabilities	(107)	1
Accounts payable	(19)	4
Accounts payable - affiliate	8	(12)
Revenue subject to refund	156	—
Taxes accrued	(93)	(83)
Unrecognized tax benefit	—	153
Other assets	(131)	(20)
Other liabilities	55	(35)
Net Cash Provided From Operating Activities	201	421
Cash Flows From Investing Activities:
Property additions and construction expenditures	(464)	(650)
Proceeds from investments and sales of assets (including derivative collateral returned)	31	47
Purchase of investments (including derivative collateral posted)	(17)	(52)
Purchase of investments - affiliate	(113)	—
Proceeds from interest rate derivative contract settlement	115	—
Proceeds from investments - affiliate	42	—
Investment in affiliate	(117)	—
Net Cash Used For Investing Activities	(523)	(655)
Cash Flows From Financing Activities:
Proceeds from issuance of debt	100	—
Repayment of long-term debt	(170)	(10)
Dividends	(156)	(158)
Money pool borrowings, net	150	(1)
Contribution from parent	20	—
Short-term borrowings, net	205	275
Net Cash Provided From Financing Activities	149	106
Net Decrease In Cash and Cash Equivalents	(173)	(128)
Cash and Cash Equivalents, January 1	395	164
Cash and Cash Equivalents, June 30	$222	$36

Supplemental Cash Flow Information:
Cash for–Interest (net of capitalized interest of $5 and $13)	$135	$129
– Income taxes paid	—	3
– Income taxes received	—	143
Noncash Investing and Financing Activities:
Accrued construction expenditures	19	61
Capital leases	6	6

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2018	40	$2,860	$1,982	$(4)	$142	$4,980
Earnings available to common shareholder			150		9	159
Total Comprehensive Income			150	—	9	159
Contribution from Parent					20	20
Cash dividend declared			(72)		(2)	(74)
Balance at June 30, 2018	40	$2,860	$2,060	$(4)	$169	$5,085

Balance at January 1, 2017	40	$2,860	$2,481	$(3)	$134	$5,472
Earnings available to common shareholder			231		7	238
Total Comprehensive Income			231	—	7	238
Cash dividend declared			(155)		(5)	(160)
Balance at June 30, 2017	40	$2,860	$2,557	$(3)	$136	$5,550

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

The following condensed notes should be read in conjunction with the Notes to Consolidated Financial Statements appearing in each company's Annual Report on Form 10-K for the year ended December 31, 2017, which also were a combined presentation. These are interim financial statements and, due to the seasonality of each company's business and matters that may occur during the rest of the year, including the matters described in Note 10 under Impairment Considerations, the amounts reported in the Condensed Consolidated Statements of Income and Condensed Consolidated Statements of Comprehensive Income are not necessarily indicative of amounts expected for the full year.  In the opinion of management of the respective companies, the information furnished herein reflects all adjustments which are necessary for a fair statement of the results for the interim periods reported, and such adjustments are of a normal recurring nature. In addition, the preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $497 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 5.

Income Statement Presentation

Revenues and expenses arising from regulated businesses and, in the case of the Company, the retail natural gas marketing business (including those activities of segments described in Note 11) are presented within Operating Income, and other activities are presented within Other Income (Expense).

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held, through an agency relationship, 41% and 39% of PSNC Energy’s natural gas inventory at June 30, 2018 and December 31, 2017, respectively, with a carrying value of $9.8 million and $11.5 million, respectively. Under the terms of this agreement, PSNC Energy receives storage asset management fees of which 75% are credited to customers. This agreement expires on March 31, 2019.

Earnings Per Share

The Company computes basic earnings per share by dividing net income by the weighted average number of common shares outstanding for the period. When applicable, the Company computes diluted earnings per share using this same formula, after giving effect to securities considered to be dilutive potential common stock utilizing the treasury stock method.

Reclassifications
In the statement of operations, amounts reported for 2017 under the captions “Other income,” “Other expense” and “Allowance for equity funds used during construction” have been combined into a single caption titled “Other Income (Expense), Net.” Details of the composition of this caption are described in Note 12. Also, the subtotal captioned “Total Other Expense” that previously appeared on the statements of operations has been eliminated.

New Accounting Matters

Recently Adopted

In the first quarter of 2018, the Company and Consolidated SCE&G adopted the following accounting guidance, as applicable, issued by the FASB. The adoption of this guidance had no impact or no significant impact on their respective financial statements except as indicated.

•
In January 2017, the FASB issued accounting guidance to simplify the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The guidance is effective for years beginning in 2020, though early adoption after January 1, 2017 is allowed. The Company adopted this guidance on January 1, 2018.

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

Increase (Decrease) Millions of dollars	The Company		Consolidated SCE&G
June 30, 2017	Three Months Ended	Six Months Ended	Three Months Ended	Six Months Ended
Other operation and maintenance	$(2)	$(6)	$(1)	$(5)
Total Operating Expenses	(2)	(6)	(1)	(5)
Operating Income	2	6	1	5
Other Income (Expense), Net	(2)	(6)	(1)	(5)

In addition, this guidance limits eligibility for capitalization of net periodic pension and postretirement benefit costs to only the service cost component, and requires this change to be applied prospectively. Accordingly, no reclassifications were made related to the capitalization of service costs, and the adoption of this guidance did not result in a material impact on the Company’s and Consolidated SCE&G’s respective financial statements. Amounts which otherwise would have been capitalized to plant accounts under prior guidance are now being deferred within regulatory assets.

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

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. In the first quarter of 2018, FASB amended this accounting guidance to clarify that land easements are within the scope of the new guidance and to provide an optional transition practical expedient, that the Company and Consolidated SCE&G intend to adopt, that allows adopters to not evaluate under the new guidance existing or expired land easements that were not previously accounted for as leases. FASB also approved a new transition option in the first quarter of 2018, that the Company and Consolidated SCE&G intend to adopt, that will allow the new standard to be adopted without revising comparative period reporting or disclosures. The new guidance is effective for years beginning in 2019, and the Company and Consolidated SCE&G do not anticipate that its adoption will have a material impact on their respective financial statements other than increasing amounts reported for assets and liabilities on the balance sheet and changing the location on their respective statements of operations where certain expenses are recorded. No impact on net income is expected. The identification and analysis of leasing and related contracts to which the guidance might apply continues. In addition, the Company and Consolidated SCE&G have begun implementation of a third party software tool that will assist with initial adoption and ongoing compliance. Preliminary system configuration has been completed and data from certain leases are being entered.

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

In August 2017, the FASB issued accounting guidance intended to simplify the application of hedge accounting. Among other things, the new guidance will enable more hedging strategies to qualify for hedge accounting, will allow entities more time to perform an initial assessment of hedge effectiveness, and will permit an entity to perform a qualitative assessment of effectiveness for certain hedges instead of a quantitative one. For cash flow hedges that are highly effective, all changes in the fair value of the derivative hedging instrument will be recorded in other comprehensive income and will be reclassified to earnings in the same period that the hedged item impacts earnings. Fair value hedges will continue to be recorded in current earnings, and any ineffectiveness will impact the income statement. In addition, changes in the fair value of a derivative will be recorded in the same income statement line as the earnings effect of the hedged item, and additional disclosures will be required related to the effect of hedging on individual income statement line items. The guidance must be applied to all outstanding instruments using a modified retrospective method, with any cumulative effect adjustment recorded to opening retained earnings as of the beginning of the first period in which the guidance becomes effective. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2019 and do not expect it to have a significant impact on their respective financial statements.

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

SCE&G and PSNC Energy expect their respective commissions will take further action on this matter in 2018 but cannot determine what form those actions will take. As of June 30, 2018, estimates of income tax amounts charged through customer rates that relate to the effects of the Tax Act are being deferred as Revenue subject to refund on the condensed consolidated balance sheet. Such deferrals include the accrual of estimated carrying costs. Such estimates totaled $55.0 million for the Company, of which $46.2 million was attributable to Consolidated SCE&G. In addition, as further discussed under Regulatory Assets and Regulatory Liabilities below, certain accumulated deferred income taxes contained within regulatory liabilities represent excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the Tax Act. Certain of these amounts are protected under normalization regulations and will be amortized over the remaining lives of related property, and certain of these amounts will be amortized to the benefit of customers over a prescribed period as instructed by regulators.

Electric - BLRA and Joint Petition

On January 12, 2018, SCE&G and Dominion Energy filed with the SCPSC the Joint Petition for review and approval of a proposed business combination whereby SCANA would become a wholly-owned subsidiary of Dominion Energy. In the Joint Petition, approval of a customer benefits plan and a cost recovery plan for the Nuclear Project is also sought. Key provisions of this Joint Petition are summarized at Note 10. The SCPSC has scheduled a hearing on the Joint Petition and two other dockets related to the Nuclear Project, namely the Request by the ORS and a June 2017 complaint filed by the Friends of the Earth and the Sierra Club, to begin November 1, 2018. This hearing schedule was established in response to legislation described below.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the rate reduction required by Act 258. Unless the relief discussed in the next paragraph is granted, the new rates and retroactive credits required by Act 258 are to be put into effect with the first billing cycle of August 2018. Retroactive credits for the period April 1, 2018 through June 30, 2018 total approximately $109.3 million, which amount has been deferred within Revenue subject to refund on the condensed consolidated balance sheet of the Company and Consolidated SCE&G. The initial recognition of such retroactive credits includes the effects of cycle billing on unbilled usage. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 also alters various procedures previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. A hearing on SCE&G’s motion for the issuance of a preliminary injunction was held July 30-31, 2018. Dominion Energy and Sedona would not be obligated to complete the pending merger with SCANA if Act 258 remains in effect and is implemented.

Electric - Cost of Fuel

On April 25, 2018, the SCPSC approved SCE&G’s proposal to increase the total fuel cost component of retail electric rates. Specifically, the SCPSC approved SCE&G’s increase to certain environmental, avoided capacity and DER cost components and SCE&G’s agreement to maintain its base fuel component to produce a projected under-recovered balance of approximately $1.3 million at the end of the 12-month period beginning with the first billing cycle of May 2018. This projected under-recovered balance includes the effect of offsetting fuel cost recovery with the gains realized from the settlement of certain interest rate derivatives in early 2018. SCE&G also agreed to recover, over a 12-month period beginning with the first billing cycle of May 2018, projected DER program costs of approximately $29.3 million.

Electric - Other

On April 25, 2018, the SCPSC approved SCE&G's request to recover approximately $33.0 million of costs and net lost revenues associated with DSM Programs, along with an incentive to invest in such programs. Changes in rates became effective beginning with the first billing cycle of May 2018.

Gas - SCE&G

On June 15, 2018, SCE&G filed with the SCPSC its monitoring report for the 12-month period ended March 31, 2018 and proposed an approximately $22.6 million, or 5.29%, overall decrease to its natural gas rates under the terms of the RSA including the impact of the lower corporate tax rate resulting from the Tax Act. The ORS is expected to issue an audit report by September 1, 2018, and the SCPSC is expected to issue its order by October 15, 2018. If approved, the rate adjustment will be effective for the first billing cycle of November 2018.

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

	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Regulatory Assets:
Unrecovered Nuclear Project costs	$4,142	$3,976	$4,142	$3,976
AROs and related funding	451	434	426	410
Deferred employee benefit plan costs	296	305	266	273
Deferred losses on interest rate derivatives	449	456	449	456
Other unrecovered plant	99	105	99	105
DSM Programs	59	59	59	59
Pipeline integrity management costs	61	51	9	8
Environmental remediation costs	29	30	24	25
Deferred storm damage costs	24	24	24	24
Other	147	140	146	140
Total Regulatory Assets	$5,757	$5,580	$5,644	$5,476

Regulatory Liabilities:
Monetization of guaranty settlement	$1,098	$1,095	$1,098	$1,095
Accumulated deferred income taxes	1,074	1,076	915	914
Asset removal costs	768	757	535	527
Deferred gains on interest rate derivatives	78	131	78	131
Other	1	—	1	—
Total Regulatory Liabilities	$3,019	$3,059	$2,627	$2,667

Regulatory assets for unrecovered Nuclear Project costs have been recorded based on such amounts not being probable of loss in accordance with the accounting guidance on abandonments, whereas the other regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under applicable GAAP for regulated operations. The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including unrecovered nuclear project costs that are the subject of regulatory proceedings as further discussed above and in Note 10. In recording such costs as regulatory assets, management believes the costs would be allowable under existing rate-making concepts that are embodied in rate orders or current state law. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements or other adverse legislative or regulatory developments, the Company or Consolidated SCE&G could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on the Company's and Consolidated SCE&G's financial statements in the period the write-off would be recorded.

Unrecovered Nuclear Project costs represents expenditures by SCE&G that have been reclassified from construction work in progress as a result of the decision to stop construction of Unit 2 and Unit 3 and to pursue recovery of costs under the abandonment provisions of the BLRA or through other regulatory means, net of an estimated impairment loss and of the cost of certain assets that have been or will be placed in service. See also Note 10.

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

Pipeline integrity management costs represent operating costs incurred to comply with federal regulatory requirements related to natural gas pipelines. PSNC Energy is recovering costs totaling $4.1 million annually through 2021. PSNC Energy is continuing to defer pipeline integrity costs, and as of June 30, 2018 costs of $38.1 million have been deferred pending future approval of rate recovery. SCE&G amortizes $1.9 million of such costs annually.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G or PSNC Energy. SCE&G's remediation costs are expected to be recovered over periods of up to approximately 17 years, and PSNC Energy's remediation costs of $4.5 million are being recovered over a period that will end in 2021.

Deferred storm damage costs represent costs incurred in excess of amounts previously collected through SCE&G’s SCPSC-approved storm damage reserve, and for which SCE&G expects to receive future recovery through customer rates.

Various other regulatory assets are expected to be recovered through rates over varying periods through 2047.

Monetization of guaranty settlement represents proceeds received under or arising from the monetization of the Toshiba Settlement. The SCPSC is expected to determine how SCE&G's customers will realize the value of these proceeds in connection with its consideration of the Request by the ORS and the Joint Petition (see above and Note 10).

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

Non-operating revenues are further described in Note 12. Such revenues arising from contracts with customers were not material for any period presented, and accordingly, detailed disclosures regarding these revenues are not provided.

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

Regulatory mechanisms exist within electric and gas tariffs or orders from regulators that result in adjustments to customer bills. These regulatory mechanisms are designed:

•	To recover costs related to fuel, pension, pipeline integrity and energy conservation, among others;

•	To recover carrying costs associated with debt-based financing;

•	To replace revenues lost as a result of the utility implementing DER programs and DSM Programs; and

•	For gas revenues, to achieve weather normalization or to decouple gas revenues from weather and other factors, such as through the WNA at SCE&G or the CUT at PSNC Energy.

Recovery of deferred costs and carrying costs and the replacement of lost revenues are components of approved tariffs, and therefore, adjustments to customer bills occur as electricity or natural gas is sold and delivered to the customer. As such, the Company and Consolidated SCE&G have concluded that performance obligations related to these adjustments are not capable of being distinct from the underlying tariff based sales. Accordingly, revenues arising from these adjustments are recorded within Operating Revenues - Electric or Gas - regulated on the statements of operations, consistent with revenues from underlying tariff based sales.

Adjustments for SCE&G’s WNA increase gas customer bills when weather is milder than normal and decrease gas customer bills when weather is colder than normal. These adjustments are made during the same period that the underlying natural gas is sold and delivered to the customer, and the performance obligations associated with these adjustments are not capable of being distinct from tariff based sales. Such adjustments are recorded within Operating Revenues - Gas - regulated on the statements of operations. When weather is significantly milder than normal, SCE&G limits such adjustments on a gas customer’s bill to an amount that would be added if weather were 50% milder than normal. Adjustments exceeding this limit, though still recorded as operating revenue, are deferred within regulatory assets until customers are subsequently billed for the excess with the approval of the SCPSC.

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

Amounts deferred for the WNA and the CUT arise under specific arrangements with regulators rather than customers. As a result, the Company and Consolidated SCE&G have concluded that these arrangements represent alternative revenue programs. Revenue from alternative revenue programs is included within Operating Revenues - Gas - regulated on the statements of operations in the month such adjustments are deferred within regulatory accounts, and is shown as Other operating revenues when disaggregated in the table below. As permitted, the Company and Consolidated SCE&G have elected to reduce the regulatory accounts in the period when such amounts are reflected on customer bills without affecting operating revenues.

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

The Company	Consolidated SCE&G		PSNC Energy		Gas-nonregulated
Millions of dollars	Electric	Gas-regulated	Gas-regulated	Total Gas-regulated
Three months ended June 30, 2018
Customer class:
Residential	$243	$34	$38	$72	$30
Commercial	171	22	18	40	16
Industrial	106	21	4	25	91
Other	30	2	7	9	6
Revenues from contracts with customers	550	79	67	146	143
Other operating revenues	3	—	2	2	—
Total Operating Revenues	$553	$79	$69	$148	$143

Six months ended June 30, 2018
Customer class:
Residential	$495	$120	$183	$303	$136
Commercial	340	61	66	127	50
Industrial	191	45	10	55	211
Other	68	7	15	22	19
Revenues from contracts with customers	1,094	233	274	507	416
Other operating revenues	6	1	1	2	—
Total Operating Revenues	$1,100	$234	$275	$509	$416

Contract Costs

Costs to obtain contracts are generally expensed when incurred. In limited instances, SCE&G provides economic development grants intended to support economic growth within SCE&G’s electric service territory and defers such grants as regulatory assets on the condensed consolidated balance sheet. Whenever these grants are contingent on a customer entering into a long-term electric supply contract with SCE&G, they are considered costs to obtain that underlying contract. Such costs that exceed certain thresholds are deferred and amortized on a straight-line basis over the term of the related service contract, which generally ranges from ten to 15 years.

Balances and activity related to contract costs deferred as regulatory assets were as follows:

The Company and Consolidated SCE&G
Millions of dollars	Regulatory Assets
January 1, 2018	$16.3
Additional costs	—
Amortization	(0.8)
Impairment	—
June 30, 2018	$15.5

4.    COMMON EQUITY

SCANA shareholders approved the Merger Agreement at a special meeting on July 31, 2018. Certain regulatory approvals must be obtained and other conditions must be met before the merger may be consummated.

SCANA had 200 million shares of common stock authorized as of June 30, 2018 and December 31, 2017.

Authorized shares of SCE&G common stock were 50 million as of June 30, 2018 and December 31, 2017. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of June

30, 2018 and December 31, 2017. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

In June 2018, SCANA made an equity contribution to GENCO of $20 million.

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

SCE&G’s bond indenture under which it issues First Mortgage Bonds contains provisions that could limit the payment of cash dividends on its common stock. SCE&G's bond indenture permits the payment of dividends on SCE&G's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At June 30, 2018 and 2017, retained earnings of approximately $97.6 million and $82.3 million, respectively, were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

PSNC Energy’s note purchase and debenture purchase agreements contain provisions that could limit the payment of cash distributions, including dividends, on PSNC Energy's common stock. These agreements generally limit the sum of distributions to an amount that does not exceed $30 million plus 85% of Consolidated Net Income (as therein defined) accumulated after December 31, 2008 plus the net proceeds of issuances by PSNC Energy of equity or convertible debt securities (as therein defined). As of June 30, 2018, this limitation would permit PSNC Energy to pay cash distributions in excess of $100 million.

5.     LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In June 2018, GENCO redeemed at maturity $160 million of 6.06% secured notes. The repayment was funded using a combination of utility money pool borrowings and an equity contribution from SCANA.

In June 2018, PSNC Energy issued $100 million of 4.33% senior notes due June 15, 2028. In June 2017, PSNC Energy issued $150 million of 4.18% senior notes due June 30, 2047. Proceeds from each of these sales were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

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

June 30, 2018 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:	+
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
LOC advances	100.0	—	100.0	—
Weighted average interest rate		—	3.31%	—
Outstanding commercial paper (270 or fewer days)	517.4	29.0	457.5	30.9
Weighted average interest rate		2.99%	2.96%	2.61%
Letters of credit supported by LOC	33.7	33.4	0.3	—
Available	$1,348.9	$337.6	$842.2	$169.1

December 31, 2017 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	350.3	—	251.6	98.7
Weighted average interest rate		—	1.92%	1.93%
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$1,646.4	$397.0	$1,148.1	$101.3

In March 2018, SCE&G borrowed $100 million under the five-year credit agreement expiring December 2020. The interest rate on this draw at June 30, 2018 was 3.31%, and this draw is classified as long-term debt. Proceeds from the draw were deposited with a natural gas supplier to provide contractually required credit support, and this deposit is reflected within other assets on the condensed consolidated balance sheet. The interest rate on this deposit currently exceeds the interest rate on the draw. Also, SCANA has issued a letter of credit in favor of a natural gas supplier to provide contractually required credit support.

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
Proceeds received under or arising from the monetization of the Toshiba Settlement in 2017 have been utilized to repay maturing commercial paper balances, which short-term borrowings had been incurred primarily for the construction of Unit 2 and Unit 3 prior to the decision to stop their construction (see Note 10). Should the SCPSC or a court direct that these proceeds be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would issue commercial paper, draw on its credit facilities or issue long-term debt to fund such requirement. However, if the SCPSC were to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, if the temporary rate reduction arising from the implementation of Act 258 were to remain in effect following the order of the SCPSC arising from the Joint Petition, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered nuclear project costs would be adversely impacted (see Note 2 and Note 10). Further, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities. Borrowing costs for long-term debt issuances could also be impacted.

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. Consolidated SCE&G’s interest income and expense from money pool transactions were not significant for any period presented. Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $187 million and investments due from an affiliate of $144 million at June 30, 2018. At December 31, 2017 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $37 million and investments due from an affiliate of $28 million. For each period presented, money pool borrowings were made by Fuel Company and GENCO, and money pool investments were made by SCE&G. On its condensed consolidated balance sheet, Consolidated SCE&G includes money pool borrowings within Affiliated payables and money pool investments within Affiliated companies receivables.

6.    INCOME TAXES

The Company files consolidated federal income tax returns which include Consolidated SCE&G, and the Company and its subsidiaries file various applicable state and local income tax returns.

The Company’s federal returns through 2007 are closed by statute. In addition, federal returns for 2008 and 2009 are closed except to the extent of the examination of amended return claims discussed below. The IRS is also currently examining SCANA's federal returns for years 2010 through 2016 as a result of those claims. With few exceptions, the Company, including Consolidated SCE&G, is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

During 2013 and 2014, the Company amended certain of its income tax returns for 2008 through 2012 to claim additional tax-defined research and experimentation deductions (under IRC Section 174) and credits (under IRC Section 41) and to reflect related impacts on other items such as domestic production activities deductions (under IRC Section 199). The Company also made similar claims in filing its original 2013 and 2014 returns in 2014 and 2015, respectively. In 2016, 2017 and 2018, the Company claimed significant research and experimentation deductions and credits (offset by reductions in its domestic production activities deductions), related to the design and construction activities of the Nuclear Project, in its 2015, 2016 and 2017 income tax returns. These claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models.

The IRS examined the claims in the amended 2008-2012 returns, and as the examination progressed without resolution, the Company and Consolidated SCE&G evaluated and recorded adjustments to unrecognized tax benefits; however, none of these changes materially affected the Company's and Consolidated SCE&G's effective tax rate. In October 2016, the examination of the amended tax returns progressed to the IRS Office of Appeals. In addition, the IRS has begun an examination of SCANA's 2013 through 2016 income tax returns, and it is expected that the IRS will also examine later returns.

These IRC Section 174 income tax deductions and IRC Section 41 credits were considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities were recorded as unrecognized tax benefits in the financial statements. Also, following the abandonment of the Nuclear Project, the Company and Consolidated SCE&G claimed an abandonment loss deduction under IRC Section 165 on the 2017 tax return. As such, certain of the IRC Section 174 deductions, to the extent they are denied, would instead be expected to be deductible in 2017 under IRC Section 165. The abandonment loss deduction is also considered an uncertain tax position; however, under relevant accounting guidance, no estimated unrecognized tax benefits were recorded as of June 30, 2018. The remaining unrecognized tax benefits include the impact of the IRC Section 174 deductions on domestic production activities deductions, credits, and certain unrecognized state tax benefits.

As of June 30, 2018, the Company and Consolidated SCE&G have recorded an unrecognized tax benefit of $98 million ($19 million net of the impact of state deductions on federal returns, net of NOL and credit carryforwards, and net of receivables related to the uncertain tax positions). If recognized, $98 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rates. These unrecognized tax benefits are not expected to increase significantly within the next 12 months. It is also reasonably possible that these unrecognized tax benefits may decrease by $11 million within the next

12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through June 30, 2018 (see Note 10).

In connection with the research and experimentation deduction and credit claims reflected on the 2015, 2016 and 2017 income tax returns and under the provisions of an SCPSC order, the Company and Consolidated SCE&G recorded regulatory assets for estimated foregone domestic production activities deductions, offset by estimated tax credits, with the expectation that these deferred costs and related interest thereon would be recoverable through customer rates in future years. However, an impairment loss with respect to such deferred regulatory asset was recorded in 2017 (see Note 10).

Also under the provisions of an SCPSC order, estimated interest expense accrued with respect to the unrecognized tax benefits related to the research and experimentation deductions in the 2015 and 2016 income tax returns was deferred as a regulatory asset and was expected to be recoverable through customer rates in future years. An impairment loss with respect to these deferred amounts was also recorded as of December 31, 2017 (see Note 10). Otherwise, the Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses. Related to the unrecognized tax benefits noted above, the Company and Consolidated SCE&G accrued interest expense of $5.9 million and interest income of $1.0 million during 2018. Amounts recorded for such interest income and interest expense were mostly deferred within regulatory assets during 2017 and were subsequently included within the impairment loss recorded by the Company and Consolidated SCE&G in 2017. Penalties were not material in either period presented.

In December of 2017, the Tax Act was enacted to lower the federal statutory corporate tax rate from 35% to 21%. The rate change resulted in the remeasurement of all federal deferred income tax assets and liabilities to reflect a 21% federal statutory corporate tax rate as of December 31, 2017. Due to the regulated nature of the Company’s and Consolidated SCE&G’s operations, the effect of this remeasurement is primarily reflected in deferred income tax balances within regulatory liabilities. As of June 30, 2018, the amortization of amounts arising from remeasurement have not affected the Company’s or Consolidated SCE&G’s effective tax rate due to such amortizations being deferred until such time as regulators prescribe how the benefits of such excess deferred tax amounts will be realized by customers. Upon the filing of the Company’s superseding 2017 consolidated income tax return later this year, adjustments to deferred income taxes may be recorded; however, these adjustments are not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

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

On July 2, 2018, the Company received a tax refund of approximately $206 million related to carry-back losses arising from the abandonment loss claimed by SCE&G under IRC Section 165 on the 2017 tax return.

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

Policies and procedures, and in some cases risk limits, are established to control the level of market, credit, liquidity and operational and administrative risks.  SCANA’s Board of Directors has delegated to a Risk Management Committee the authority to set risk limits, establish policies and procedures for risk management and measurement, and oversee and review the risk management process and infrastructure for SCANA and each of its subsidiaries.  The Risk Management Committee, which is comprised of certain officers, including the Risk Management Officer and other senior officers, apprises the Board of Directors with regard to the management of risk and brings to their attention significant areas of concern. Written policies define the physical and financial transactions that are approved, as well as the authorization requirements and limits for transactions.

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 have not been designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps generally have been amortized over the lives of subsequent debt issuances, and gains have been amortized to interest expense or have been applied as otherwise directed by the SCPSC. See Note 2 and Note 12 regarding the settlement gain realized in the first quarter of 2018.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Gas Marketing	Total
As of June 30, 2018
Commodity contracts	6,090,000	14,412,000	20,502,000
Energy management contracts (a)	—	41,876,028	41,876,028
Total (a)	6,090,000	56,288,028	62,378,028

As of December 31, 2017
Commodity contracts	6,430,000	13,433,000	19,863,000
Energy management contracts (a)	—	41,856,890	41,856,890
Total (a)	6,430,000	55,289,890	61,719,890

(a)  Includes amounts related to basis swap contracts totaling 11,864,000 MMBTU in 2018 and 2,582,000 MMBTU in 2017.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
Designated as hedging instruments	$106.8	$111.2	$36.4	$36.4
Not designated as hedging instruments	35.0	735.0	35.0	735.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the consolidated balance sheet, the fair values presented below are shown gross, and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments
		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
As of June 30, 2018
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments	—	$3	—	$1
	Other deferred credits and other liabilities	—	17	—	6

Commodity contracts	Prepayments	$1	—	—	—
Total		$1	$20	—	$7

Not designated as hedging instruments
Interest rate contracts	Other deferred credits and other liabilities	—	$3	—	$3

Commodity contracts	Prepayments	$1	—	—	—

Energy management contracts	Other current assets	1	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Other current liabilities	—	1	—	—
	Derivative financial instruments	—	1	—	—
Total		$3	$5	—	$3

As of December 31, 2017
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments	—	$3	—	$1
	Other deferred credits and other liabilities	—	24	—	9

Commodity contracts	Prepayments	—	2	—	—
	Other current assets	—	1	—	—
Total		—	$30	—	$10

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments	$54	$1	$54	$1
	Other deferred credits and other liabilities	—	4	—	4

Commodity contracts	Other current assets	1	—	—	—

Energy management contracts	Prepayments	—	1	—	—
	Other current assets	3	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Derivative financial instruments	—	2	—	—
Total		$59	$8	$54	$5

The effect of derivative instruments on the consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Gain (Loss) Deferred in Regulatory Accounts			Gain (Loss) Reclassified from Deferred Accounts into Income

Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended June 30,
Interest rate contracts	—	$(1)	Interest expense	$(1)	—
Six Months Ended June 30,
Interest rate contracts	$2	$(1)	Interest expense	$(1)	$(1)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended June 30,
Interest rate contracts	—	$(1)	Interest expense	$(2)	$(2)
Commodity contracts	$1	(2)	Gas purchased for resale	—	—
Total	$1	$(3)		$(2)	$(2)

Six Months Ended June 30,
Interest rate contracts	$2	$(1)	Interest expense	$(4)	$(4)
Commodity contracts	2	(4)	Gas purchased for resale	(2)	2
Total	$4	$(5)		$(6)	$(2)

As of June 30, 2018, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $8.6 million as an increase to interest expense. Reclassifications related to commodity and energy management contracts are not expected to be significant. As of June 30, 2018, all of the Company’s commodity cash flow hedges settle by their terms before the end of the second quarter of 2021.

As of June 30, 2018, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $1.1 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives Not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Gain (Loss) Deferred in Regulatory Accounts			Gain (Loss) Reclassified from Deferred Accounts into Income
Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended June 30,
Interest rate contracts	—	$(35)	Interest Expense	$(1)	—
			Other Income	—	—

Six Months Ended June 30,
Interest rate contracts	$65	$(24)	Interest Expense	$(1)	$(1)
			Other Income	115	—

As of June 30, 2018, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $2.7 million as an increase to interest expense.

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

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$24.1	$33.7	$10.3	$14.7
Fair value of collateral already posted	25.3	28.9	10.9	10.1
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$(1.2)	$4.8	$(0.6)	$4.6

in Net Asset Position
Aggregate fair value of derivatives in net asset position	—	$53.5	—	$53.5
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	—	$53.5	—	$53.5

In addition, for fixed price supply contracts offered to certain of SCANA Energy's customers, the Company could have called on letters of credit in the amount of $0.5 million related to $2.8 million in commodity derivatives that are in a net asset position at June 30, 2018, compared to letters of credit in the amount of $1.2 million related to derivatives of $4.0 million at December 31, 2017, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of June 30, 2018
Gross Amounts of Recognized Assets	—	$2	$2	$4	—
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	—	2	2	4	—
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	—	$2	$2	$4	—
Balance sheet location
Prepayments				$2	—
Other current assets				1	—
Other deferred debits and other assets				1	—
Total				$4	—

As of December 31, 2017
Gross Amounts of Recognized Assets	$54	$1	$4	$59	$54
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	54	1	4	59	54
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$54	$1	$4	$59	$54
Balance sheet location
Other current assets				$58	$54
Other deferred debits and other assets				1	—
Total				$59	$54

Information related to the offsetting of derivative liabilities follows:

Derivative Liabilities	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of June 30, 2018
Gross Amounts of Recognized Liabilities	$23	—	$2	$25	$10
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	23	—	2	25	10
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	(24)	—	(1)	(25)	(11)
Net Amount	$(1)	—	$1	—	$(1)
Balance sheet location
Derivative financial instruments				$4	$1
Other current liabilities				1	—
Other deferred credits and other liabilities				20	9
Total				$25	$10

As of December 31, 2017
Gross Amounts of Recognized Liabilities	$32	$3	$3	$38	$15
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	32	3	2	37	15
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	28	—	(1)	27	—
Net Amount	$60	$3	$1	$64	$15
Balance sheet location
Other current assets				$2	—
Derivative financial instruments				7	$2
Other deferred credits and other liabilities				28	13
Total				$37	$15

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

	As of June 30, 2018			As of December 31, 2017
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$15	—	—	$119	—	$100	—
Held to maturity securities	—	$6	—	—	$6	—	—
Interest rate contracts	—	—	—	—	54	—	$54
Commodity contracts	2	—	—	1	—	—	—
Energy management contracts	—	2	—	—	4	—	—
Liabilities:
Interest rate contracts	—	23	$10	—	32	—	15
Commodity contracts	—	—	—	2	1	—	—
Energy management contracts	—	4	—	1	4	—	—

The Company and Consolidated SCE&G had no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during either period presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	June 30, 2018		December 31, 2017
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,665.5	$6,925.0	$6,632.9	$7,399.7
Consolidated SCE&G	5,099.7	5,265.0	5,163.3	5,790.3

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

9.    EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017
Three months ended June 30,
Service cost	$4.9	$5.3	$1.1	$1.2
Interest cost	8.6	9.4	2.7	2.9
Expected return on assets	(14.3)	(13.8)	—	—
Prior service cost amortization	0.2	0.4	—	—
Amortization of actuarial losses	2.9	3.9	0.6	0.4
Net periodic benefit cost	$2.3	$5.2	$4.4	$4.5

Six months ended June 30,
Service cost	$9.9	$10.5	$2.3	$2.3
Interest cost	17.1	18.9	5.4	5.9
Expected return on assets	(28.6)	(27.6)	—	—
Prior service cost amortization	0.3	0.8	—	—
Amortization of actuarial losses	5.9	7.9	1.1	0.7
Net periodic benefit cost	$4.6	$10.5	$8.8	$8.9

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017
Three months ended June 30,
Service cost	$4.0	$4.4	$0.8	$1.0
Interest cost	7.2	8.1	2.2	2.4
Expected return on assets	(12.1)	(11.8)	—	—
Prior service cost amortization	0.1	0.3	—	—
Amortization of actuarial losses	2.5	3.4	0.5	0.3
Net periodic benefit cost	$1.7	$4.4	$3.5	$3.7

Six months ended June 30,
Service cost	$8.1	$8.8	$1.8	$1.9
Interest cost	14.4	16.1	4.3	4.8
Expected return on assets	(24.2)	(23.6)	—	—
Prior service cost amortization	0.2	0.7	—	—
Amortization of actuarial losses	5.0	6.7	0.9	0.6
Net periodic benefit cost	$3.5	$8.7	$7.0	$7.3

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

10.    COMMITMENTS AND CONTINGENCIES

Abandoned Nuclear Project

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium in 2008 for the design and construction of Unit 2 and Unit 3. Various difficulties were encountered which affected the ability of the Consortium to adhere to established budgets and construction schedules for the Nuclear Project and which, in light of Santee Cooper's decision to suspend construction of the Nuclear Project, led to the Company's decision on July 31, 2017 to stop the construction and seek recovery under the abandonment provisions of the BLRA. These difficulties and other developments occurring prior to the bankruptcy filing by WEC and WECTEC and other matters are described in Note 10 to the consolidated financial statements included in the Company's and Consolidated SCE&G's combined Form 10-K for the year ended December

31, 2017. Significant developments and continuing contingencies regarding the abandoned Nuclear Project subsequent to December 31, 2017 are discussed below.

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

WEC’s Reorganization Plan was confirmed by the Bankruptcy Court on March 28, 2018, and became effective August 1, 2018. In connection with the effectiveness of the Reorganization Plan, the EPC Contract was deemed rejected. Initially, WEC had projected that its Reorganization Plan would pay in full or nearly in full its pre-petition trade creditors, including several of the WEC Subcontractors which have alleged non-payment by the Consortium for amounts owed for work performed on the Nuclear Project and have filed liens on property in Fairfield County, South Carolina, where Unit 2 and Unit 3 were to be located (Unit 2/3 Property). SCE&G is contesting approximately $290 million of filed liens in Fairfield County. Most of these asserted liens are “pre-petition” claims that relate to work performed by WEC Subcontractors before the WEC bankruptcy, although some of them are “post-petition” claims arising from work performed after the WEC bankruptcy.

WEC has now indicated that some unsecured creditors have sought or may seek amounts beyond what WEC allocated when it submitted the Reorganization Plan. If any unsecured creditor is successful in its attempt to include its claim as part of the class of general unsecured creditors beyond the amounts in the Reorganization Plan allocated by WEC, it is possible that the Reorganization Plan will not provide for payment in full or nearly in full to its pre-petition trade creditors. The shortfall could be significant. See also discussion below regarding limitations with respect to SCE&G’s pre-petition lien obligations arising from its monetization of the Toshiba Settlement.

SCE&G and Santee Cooper are responsible for amounts owed to WEC for valid work performed by WEC Subcontractors on the Nuclear Project after the WEC bankruptcy filing (i.e., post-petition). While SCE&G and Santee Cooper funded amounts to WEC for such post-petition obligations on a weekly basis, SCE&G and Santee Cooper remain obligated to the extent amounts owed exceed (1) the amounts advanced to WEC for such purposes while the IAA was in effect or (2) the amounts held by WEC after the IAA was terminated. SCE&G intends to oppose any previously unasserted claim that is asserted against it, whether directly or indirectly by a claim through the IAA. Some WEC Subcontractors have made claims against SCE&G and Santee Cooper for damages the WEC Subcontractors claim arose after termination of the IAA. SCE&G intends to oppose these claims. To the extent any such claim is determined to be valid, SCE&G may be responsible for paying its 55% share thereof.

Toshiba Settlement and Subsequent Monetization

Payment and performance obligations under the EPC Contract are joint and several obligations of WEC and WECTEC. In 2015 Toshiba, WEC’s parent company, reaffirmed its guaranty of WEC’s payment obligations. In satisfaction of such guaranty obligations, on July 27, 2017, the Toshiba Settlement was executed under which Toshiba was to make periodic settlement payments beginning in October 2017 in the total amount of approximately $2.2 billion ($1.2 billion for SCE&G’s 55% share), subject to certain offsets for payments by WEC in bankruptcy that would have the effect of satisfying the liens discussed above and below.

In September and October 2017, proceeds totaling approximately $1.997 billion were received in full satisfaction of the Toshiba Settlement ($1.098 billion for SCE&G's 55% share). The proceeds were obtained through the receipt of a payment from Toshiba and a payment from Citibank arising from its purchase of all other scheduled payments, including amounts related to the contractor liens discussed below. The purchase agreement with Citibank provides that SCE&G and Santee Cooper

(each according to its pro rata share) would indemnify Citibank for its losses arising from misrepresentations or covenant defaults under the purchase agreement. SCE&G and Santee Cooper also assigned their claims under the WEC bankruptcy process to Citibank, and agreed to use commercially reasonable efforts to cooperate with Citibank and provide reasonable support necessary for its enforcement of those claims. The proceeds received under or arising from the monetization of the Toshiba Settlement are recorded as a regulatory liability on the accompanying condensed consolidated balance sheets, as the net value of the proceeds will be utilized to benefit SCE&G's customers in a manner to be determined by the SCPSC.

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

Regulatory, Political and Legal Developments

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the Nuclear Project. The subpoena requires the Company to produce a broad range of documents related to the project. Also, SLED is conducting a criminal investigation into the handling of the Nuclear Project by SCANA and SCE&G. In October 2017, the staff of the SEC's Division of Enforcement also issued a subpoena for documents related to an investigation they are conducting related to the Nuclear Project. These investigations are ongoing, and the Company and Consolidated SCE&G intend to fully cooperate with them. Also in connection with the abandonment of the Nuclear Project, various state and local governmental authorities have attempted and may further attempt to challenge, reverse or revoke previously-approved tax or economic development incentives, benefits or exemptions and have attempted and may further attempt to apply such actions retroactively. No assurance can be given as to the timing or outcome of these matters. See Claims and Litigation for a description of specific challenges.

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, and in reliance on the opinion from the Office of Attorney General, the ORS filed the Request seeking an order from the SCPSC directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS noted the existence of an allegation that SCE&G failed to disclose information to the ORS, which the ORS believes should have been disclosed, that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the South Carolina General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which motion the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G.

On December 20, 2017, the SCPSC denied a motion by SCE&G to dismiss the Request and the SCPSC requested that the ORS carry out an inspection, audit and examination of SCE&G's revenue requirements to assist the SCPSC in determining whether SCE&G's present schedule of rates is fair and reasonable. Parties who have intervened in the Request or who filed a letter in support of it include the state's Governor, Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. The SCPSC has scheduled a hearing on the Joint Petition and two other dockets related to the Nuclear Project, namely the Request by the ORS and a June 2017 complaint filed by the Friends of the Earth and the Sierra Club, to begin November 1, 2018. This schedule was established in response to legislation described below. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter. See also Note 2.

In 2017, special committees of the South Carolina General Assembly, both in the House of Representatives and in the Senate, conducted public hearings regarding the Company's decision to abandon the Nuclear Project. Several legislative proposals adverse to the Company and Consolidated SCE&G resulted from the work of these committees, two of which became law in 2018 and are described below.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. Unless the relief discussed in the next paragraph is granted, the new rates and retroactive credits required by Act 258 are to be put into effect with the first billing cycle of August 2018. Retroactive credits for billed and unbilled amounts for the period April 1, 2018 through June 30, 2018 total approximately $109.3 million, which amount has been deferred within Revenue subject to refund on the condensed consolidated balance sheet of the Company and Consolidated SCE&G. The initial recognition of such retroactive credits includes the effects of cycle billing on unbilled usage. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters various procedures previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. A hearing on SCE&G’s motion for the issuance of a preliminary injunction was held July 30-31, 2018. Dominion Energy and Sedona would not be obligated to complete the pending merger with SCANA if Act 258 remains in effect and is implemented. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter.

Proposals to Resolve Outstanding Issues

On November 16, 2017, SCE&G announced for public consideration a proposal to resolve outstanding issues relating to the Nuclear Project. Under the proposal, SCE&G electric customers were to receive a 3.5% electric rate reduction, the addition of an existing 540-MW natural gas fired power plant by SCE&G with the acquisition cost borne by SCANA shareholders, and the addition of approximately 100-MW of large scale solar energy by SCE&G. The proposal also provided for the recovery of the nuclear construction costs (net of the proceeds of the Toshiba Settlement not utilized for liquidation of project liens) over 50 years. While SCE&G’s proposal was not formally submitted for regulatory approval at that time, discussions with key stakeholders over the ensuing weeks indicated that SCE&G's proposal would not be sufficient to resolve the outstanding issues.

On January 2, 2018, SCANA entered into the Merger Agreement with Dominion Energy, and on January 12, 2018, SCE&G and Dominion Energy filed the Joint Petition requesting SCPSC approval of the merger or a finding that either the merger is in the public interest or that there is an absence of harm arising from the merger. In this petition, the parties commit to providing an up-front, one time rate credit to SCE&G's electric customers totaling approximately $1.3 billion within 90 days of the merger's closing, providing at least a 5% reduction in customer bills (later adjusted to approximately 7% in light of the effects of the Tax Act), shortening the amortization period for costs related to the Nuclear Project to 20 years, forgoing recovery of approximately $1.7 billion in costs related to the Nuclear Project, and to SCE&G's purchasing an existing 540-MW natural gas fired power plant with no initial investment borne by customers. The SCPSC is scheduled to hold a hearing on the Joint Petition beginning on November 1, 2018, and as noted above, pursuant to S. 954 the SCPSC is required to issue an order related to the Joint Petition no later than December 21, 2018. No assurance can be given as to the timing or outcome of efforts to consummate the Merger Agreement or to obtain approval of the Joint Petition.

On May 9, 2018, SCE&G completed its purchase of CEC, the existing 540-MW natural gas fired power plant referred to above, for approximately $180 million. As disclosed in Note 10 to the Company's and Consolidated SCE&G's Form 10-K for December 31, 2017, an impairment loss recorded in the fourth quarter of 2017 included $180 million related to SCE&G's commitment to not seek recovery from customers for the acquisition cost of this natural gas fired power plant, and accordingly, this amount was recorded as a reduction to unrecovered Nuclear Project costs within regulatory assets on the Company's and Consolidated SCE&G's consolidated balance sheets at December 31, 2017. As indicated above, the cost of the plant is being borne by SCANA shareholders. As such, the Company's and Consolidated SCE&G's condensed consolidated balance sheet as of June 30, 2018 reflect the cost for CEC within Utility Plant in Service, and the $180 million impairment initially recorded as unrecovered Nuclear Project costs within regulatory assets is now reflected within Accumulated Depreciation and Amortization, which results in the carrying value of CEC being entirely written off. SCE&G’s commitment to not seek recovery from customers for the acquisition cost of CEC was one element of certain broader rate mitigation proposals contained within the Joint Petition. Assuming that the SCPSC approves either of the mitigating proposals as outlined in the Joint Petition, SCE&G will not seek recovery of CEC acquisition costs.

Impairment Considerations

At June 30, 2018, SCE&G estimated that revised rates collections previously approved under the BLRA totaled approximately $445 million annually. SCE&G estimates that such revised rates collections for 2018 would be reduced by approximately $279 million if Act 258 remains in effect and is implemented through December 21, 2018, which is the expected pendency of the SCPSC proceeding with respect to the Joint Petition and related dockets. This reduction is comprised of the retroactive credits described above of approximately $109.3 million which are recorded as revenues subject to refund, with the remainder being related to revenues subject to refund that SCE&G expects to collect in July 2018 and lower revised rates during the period from the first billing cycle in August 2018 until the date new rates take effect. Such new rates would take effect after the SCPSC issues an order on the Joint Petition and other related matters pending before it, which order is to be issued no later than December 21, 2018. On a cumulative basis, at June 30, 2018, SCE&G estimated that revised rates collections previously approved under the BLRA totaled approximately $2.1 billion. Such estimates include the approximately $109.3 million of revenues subject to refund.

On June 28, 2018, SCANA's Board of Directors declared a dividend of $0.1237 per share payable on July 18, 2018 to shareholders of record on July 10, 2018. This quarterly cash dividend reflects a reduction from the $0.6125 per share paid on SCANA’s common stock for the first quarter of 2018. The approximately eighty percent reduction in the dividend corresponds to the portion of the dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues resulting from the implementation of Act 258.

Under the current regulatory construct in South Carolina, pursuant to the BLRA or through other means, the ability of SCE&G to recover costs incurred in connection with Unit 2 and Unit 3, and a reasonable return on them, will be subject to review and approval by the SCPSC. In light of the contentious nature of activity involving the General Assembly and other officials and the Request being considered by the SCPSC that could result in the suspension of all rates currently being collected under the BLRA, as well as the return of such amounts previously collected, there is significant uncertainty as to SCE&G’s ultimate ability to recover its costs of Unit 2 and Unit 3 and a return on them from its customers. SCE&G continues to contest the specific challenges described above. However, based on the consideration of those challenges, and particularly in light of SCE&G's proposed solution announced on November 16, 2017 and details in the Joint Petition filed by SCE&G and Dominion Energy with the SCPSC on January 12, 2018, the Company and Consolidated SCE&G determined that a disallowance of recovery of part of the cost of the abandoned Nuclear Project is both probable and reasonably estimable under applicable accounting guidance. In addition, the Company and Consolidated SCE&G determined that full recovery of certain other related costs deferred within regulatory assets is less than probable. As a result, in 2017 the Company and Consolidated SCE&G recognized a pre-tax impairment loss totaling $1.118 billion ($690 million net of tax). Also, in the first quarter of 2018, the Company and Consolidated SCE&G recognized an additional pre-tax impairment loss of approximately $3.6 million ($2.7 million net of tax) in order to further reduce to estimated fair value the carrying value of nuclear fuel which had been acquired for use in Unit 2 and Unit 3.

It is reasonably possible that a change in estimated impairment loss could occur in the near term and could be material; however, all such changes cannot be reasonably estimated. The impairment loss recorded in 2017 reflects impacts similar to those that would have resulted had the proposed solution announced on November 16, 2017 been implemented. If the merger benefits and cost recovery plan outlined in the Joint Petition are implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss and other charges totaling as much as approximately $1.7 billion (approximately $1.3 billion net of tax) would be expected to be recorded. This additional impairment loss would result from the write-off of unrecovered Nuclear Project costs of approximately $842 million recorded within regulatory assets and the recording of additional liabilities for customer refunds totaling approximately $1.875 billion, net of approximately $1.065 billion, which amount represents the monetization of guaranty settlement recorded within regulatory liabilities less amounts that may be required to settle contractor liens.

If (i) the SCPSC does not approve the Joint Petition and instead approves the Request by the ORS; (ii) the BLRA is found to be unconstitutional; or (iii) the General Assembly further amends or revokes the BLRA or approves other legislation with a similar effect, the Company and Consolidated SCE&G may be required to record an additional impairment loss and other charges totaling as much as approximately $4.9 billion (approximately $3.7 billion net of tax). This additional impairment loss would result from the write-off of approximately $3.962 billion in regulatory assets (comprised of remaining unrecovered Nuclear Project costs of $4.142 billion offset by $180 million in previously impaired costs related to CEC, which would result from the proposals put forward in the Joint Petition not being approved by the SCPSC) and the refund of revised rates collections under the BLRA described above of approximately $2.0 billion (comprised of the $2.1 billion revised rates collections on a cumulative basis as of June 30, 2018, offset by $109.3 million of such collections that have been recorded as revenue subject to refund), net of the monetization of guaranty settlement recorded within regulatory liabilities less amounts that may be required to settle contractor liens. While Act 258 requires the Company and Consolidated SCE&G to refund certain revenues collected from customers beginning April 1, 2018, the Company and Consolidated SCE&G do not currently anticipate that any amounts collected prior to April 1, 2018, will be subject to refund (other than amounts arising due to the effects of the Tax Act); however, no assurance can be given as to the outcome of this matter.

At June 30, 2018, the Company and Consolidated SCE&G included considerations of the impact of Act 258 in the evaluation as to their ability to recover the remaining Nuclear Project costs and a reasonable return on those costs. Because Act 258 explicitly provides for an experimental rate that is temporary and does not disallow any of the costs currently deferred as a regulatory asset, and because the experimental rate is to be replaced by rates that the SCPSC is to determine and order no later than December 21, 2018, the Company and Consolidated SCE&G have concluded that the recording of additional impairment charges related to unrecovered Nuclear Project costs would not be appropriate at this time. However, if a disallowance were ordered or the rates under Act 258 were made other than temporary by the SCPSC in the Joint Petition proceeding, the Company and Consolidated SCE&G would reevaluate this conclusion. Were a disallowance ordered or were the rates under Act 258 made other than temporary following the SCPSC's final decision on the Joint Petition, and without consideration of any other factors that may be embodied in such an order, an additional pre-tax impairment charge totaling as much as approximately $1.7 billion may be required.

Liquidity Considerations

              As a result of the legislative and regulatory reactions to the decision to stop construction of Unit 2 and Unit 3, downgrades by credit ratings agencies occurred.  The Company and Consolidated SCE&G have significant obligations that must be paid within the next 12 months, including long-term debt maturities and capital lease payments of $568 million for the Company (including $564 million for Consolidated SCE&G), short-term borrowings of $517 million for the Company (including $457 million for Consolidated SCE&G), interest payments of approximately $318 million for the Company (including $238 million for Consolidated SCE&G), future minimum payments for operating leases of $11 million for the Company (including $3 million for Consolidated SCE&G), and revenues collected subject to refund arising from the effects of the Tax Act of approximately $55 million for the Company (including $46 million for Consolidated SCE&G). Working capital requirements, such as those for fuel supply and similar obligations, also arise due to the lag between when such amounts are paid and when related collection of such costs through customer rates occurs. In addition, as described above under Impairment Considerations, SCE&G has been ordered to reduce revised rates previously approved under the BLRA by approximately $279 million in 2018. This reduction assumes that Act 258 remains in effect and is implemented through December 21, 2018, which is the expected pendency of the SCPSC proceeding with respect to the Joint Petition and related dockets, and would include a refund of approximately $109.3 million previously recorded for the period April 1 through June 30, 2018.

During the pendency of SCE&G's lawsuit filed June 29, 2018 in the District Court, as amended, SCE&G may be required to escrow funds or to secure a bond corresponding to the amount it may be required to refund if its lawsuit is unsuccessful. In addition, any adverse final judgment by a court in any matter of litigation, or any levy for amounts assessed by a regulatory agency, including but not limited to matters described in Claims and Litigation, could require the Company and/or Consolidated SCE&G to escrow funds or to post one or more bonds equal to the monetary amount of the judgment or assessment while the decision is being appealed or challenged.

              Management believes as of the date of issuance of these financial statements that it has access to available sources of cash to pay obligations when due over the next 12 months. These sources include committed, long-term lines of credit that expire in December 2020 totaling $1.8 billion for the Company (including $1.2 billion for Consolidated SCE&G). In addition, as of the date of issuance of these financial statements, SCE&G continues to collect the BLRA-related customer rates that remain after reductions ordered as a result of Act 258, as well as amounts provided for in other orders related to non-BLRA electric and gas rates. In 2018, however, certain of SCANA's credit ratings have fallen below investment grade, which has constrained its ability and that of Fuel Company to issue commercial paper.

Regulatory and legislative proceedings described above, and/or proceedings described under Claims and Litigation below, which are outside of the Company’s and Consolidated SCE&G’s control, may result in the temporary or permanent suspension of all or a portion of the approximately $445 million annually of rates being collected currently under the BLRA, the return of such amounts collected through June 30, 2018, of $2.1 billion, or the requirement that SCE&G's share of payments received from the Toshiba Settlement ($1.098 billion) be placed in escrow or be refunded to customers in the near term. Neither the Company nor Consolidated SCE&G can predict if or when these matters may be resolved or what additional actions, if any, may be proposed or taken, including other legislative or regulatory actions related to the BLRA or other litigation.

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

Known and knowable conditions and events when considered in the aggregate as of the date of issuance of these financial statements do not suggest it is probable that the Company and Consolidated SCE&G will not be able to meet obligations as they come due over the next 12 months. However, possible future actions, including but not limited to actions related to the disallowance of all or part of the remaining unrecovered nuclear regulatory asset, rate reductions, refunds or lawsuits, could have a material adverse impact on the Company’s and Consolidated SCE&G’s financial condition, liquidity, results of operations and cash flows such that management’s conclusion with respect to its ability to pay obligations when due could change.

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

Purported class action lawsuits have been filed on behalf of investors in federal court against SCANA and certain of its current and former executive officers and directors. The plaintiffs allege, among other things, that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and RICO. In addition, one plaintiff alleges that director defendants violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs in each of these suits seek compensatory and consequential damages and such further relief as the court deems proper. The plaintiffs also allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the Merger Agreement or to have the Merger Agreement amended to provide more favorable terms for plaintiffs, monetary damages, attorneys' fees and such further relief as the court deems proper.

Lawsuits seeking class action status have also been filed on behalf of investors and shareholder derivative actions have been filed in the Court of Common Pleas in the Counties of Lexington and Richland, South Carolina, against SCANA, its CEO and directors, Dominion Energy and Sedona. Following removal of certain of these class action lawsuits and shareholder derivative actions from state courts to federal court and remand from the District Court back to state courts, in at least one instance such action was appealed to the United States Court of Appeals for the Fourth Circuit on July 26, 2018 by Dominion Energy.

On July 13, 2018, SCANA’s Board of Directors elected two new, independent directors and exercised its right under South Carolina corporate law to form a Special Litigation Committee comprised solely of these newly elected members ("SLC") to investigate the claims asserted against current and former officers and directors of SCANA in derivative shareholder actions and related actions ("Derivative Litigation") and to determine SCANA’s best interests with respect to these actions. On July 24, 2018, SCANA, acting at the direction of the SLC, filed a motion to stay all federal court proceedings in the Derivative Litigation (In Re SCANA Corporation Derivative Litigation) to allow time for the SLC to conduct an independent investigation into the facts and circumstances giving rise to the Derivative Litigation, and to determine what course of action is in the best interests of SCANA and its shareholders with respect to the Derivative Litigation (e.g., prosecution of the claims in the name of SCANA, seeking dismissal of some or all of the claims, or taking other remedial actions).

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

The Company has also been served with subpoenas issued by the United States Attorney’s Office for the District of South Carolina and the staff of the SEC's Division of Enforcement seeking documents relating to the Nuclear Project. Also, SLED is conducting a criminal investigation into the handling of the Nuclear Project by SCANA and SCE&G. These investigations are ongoing, and the Company and Consolidated SCE&G intend to fully cooperate with them.

The DOR has initiated an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. On June 1, 2018, SCE&G received from the DOR a notice of proposed assessment arising from that audit of approximately $410 million, plus interest. While SCE&G intends to protest the proposed assessment, it is reasonably possible that a loss estimated to be as much as $410 million, plus interest, could be incurred, of which SCE&G's proportionate share as a co-owner of the Nuclear Project would be 55%.

On July 17, 2018, a case filed in the District Court styled Pennington et al. v. SCANA, Fluor Corporation and Fluor Enterprises was certified as a class action on behalf of persons who were formerly employed at the Nuclear Project. The plaintiffs allege, among other things, that the defendants violated the WARN Act in connection with the decision to stop construction at the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment. While SCANA and SCE&G intend to contest this case, it is reasonably possible that a loss estimated to be as much as $75 million could be incurred, due to the likelihood the Fluor defendants would seek indemnification from them, of which SCE&G's proportionate share as a co-owner of the Nuclear Project would be 55%.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims, and audit positions which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or others that may arise, including any claims that may be asserted by or against Santee Cooper, and adverse outcomes from some of these matters would not be covered by insurance. Except as noted above, the various claims for damages do not specify an amount for those damages and the number of plaintiffs that are ultimately certified in any class action lawsuits is unknown. In addition, each of the cases referred to above is in its early stages. For these reasons, the Company and Consolidated SCE&G (i) have not determined that a loss is probable and (ii) except as noted above, cannot provide any estimate or range of potential loss for these matters at this time. Therefore, no accrual for these potential losses has been included in the condensed consolidated financial statements. However, outcomes could have a material adverse impact on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G are subject to various other claims and litigation incidental to their business operations which management anticipates will be resolved without a material impact on the Company's and Consolidated SCE&G's results of operations, cash flows or financial condition.

Nuclear Insurance

Under Price-Anderson, SCE&G (for itself and on behalf of Santee-Cooper) maintains agreements of indemnity with the NRC that, together with private insurance, cover third-party liability arising from any nuclear incident occurring at Unit 1.  Price-Anderson provides funds up to $13.1 billion for public liability claims that could arise from a single nuclear incident.  Each nuclear plant is insured against this liability to a maximum of $450 million by ANI with the remaining coverage provided by a mandatory program of deferred premiums that could be assessed, after a nuclear incident, against all owners of commercial nuclear reactors. Each reactor licensee is liable for up to $127.3 million per reactor owned for each nuclear incident occurring at any reactor in the United States, provided that not more than $18.9 million of the liability per reactor would be assessed per year. SCE&G’s maximum assessment, based on its two-thirds ownership of Unit 1, would be $84.8 million per incident, but not more than $12.6 million per year. Both the maximum assessment per reactor and the maximum yearly assessment are adjusted for inflation at least every five years.

SCE&G currently maintains insurance policies (for itself and on behalf of Santee Cooper) with NEIL. The policies provide coverage to Unit 1 for property damage and outage costs up to $2.75 billion resulting from an event of nuclear origin and up to $2.33 billion resulting from an event of a non-nuclear origin. The NEIL policies in aggregate, are subject to a maximum loss of $2.75 billion for any single loss occurrence. The NEIL policies permit retrospective assessments under certain conditions to cover insurer’s losses. Based on the current annual premium, SCE&G’s portion of the retrospective premium assessment would not exceed $23.4 million. SCE&G currently maintains an excess property insurance policy (for itself and on behalf of Santee Cooper) with EMANI. The policy provides coverage to Unit 1 for property damage and outage costs up to $415 million resulting from an event of a non-nuclear origin. The EMANI policy permits retrospective assessments under certain conditions to cover insurer's losses. Based on the current annual premium, SCE&G's portion of the retrospective premium assessment would not exceed $2.0 million.

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

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by or under review by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2019 and will cost an additional $9.8 million, which is accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At June 30, 2018, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $23.9 million and are included in regulatory assets.

Other

The Company and Consolidated SCE&G have recorded an estimated liability for amounts collected in customer rates during the period that arise from the impact of the Tax Act and from the impact of the legislatively-mandated refund related to rates previously approved under the BLRA. Such amounts have been recorded subject to refund, and are described in Note 2.

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

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income	Net Income
Three Months Ended June 30, 2018
Electric Operations	$552	$2	$106	n/a
Gas Distribution	148	1	3	n/a
Gas Marketing	143	29	n/a	$3
All Other	—	118	—	(24)
Adjustments/Eliminations	—	(150)	(6)	29
Consolidated Total	$843	$—	$103	$8

Six Months Ended June 30, 2018
Electric Operations	$1,098	$3	$179	n/a
Gas Distribution	509	1	116	n/a
Gas Marketing	416	60	n/a	$20
All Other	—	223	—	(49)
Adjustments/Eliminations	—	(287)	(5)	206
Consolidated Total	$2,023	$—	$290	$177

Three Months Ended June 30, 2017
Electric Operations	$679	$2	$246	n/a
Gas Distribution	140	1	4	n/a
Gas Marketing	182	34	n/a	$1
All Other	—	102	—	(7)
Adjustments/Eliminations	—	(139)	1	127
Consolidated Total	$1,001	$—	$251	$121

Six Months Ended June 30, 2017
Electric Operations	$1,256	$3	$428	n/a
Gas Distribution	461	1	117	n/a
Gas Marketing	456	58	n/a	$16
All Other	—	196	—	(7)
Adjustments/Eliminations	—	(258)	26	283
Consolidated Total	$2,173	$—	$571	$292

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income	Earnings Available to Common Shareholder
Three Months Ended June 30, 2018
Electric Operations	$553	$107	n/a
Gas Distribution	79	—	n/a
Adjustments/Eliminations	—	—	$26
Consolidated Total	$632	$107	$26

Six Months Ended June 30, 2018
Electric Operations	$1,100	$180	n/a
Gas Distribution	234	47	n/a
Adjustments/Eliminations	—	—	$150
Consolidated Total	$1,334	$227	$150

Three Months Ended June 30, 2017
Electric Operations	$680	$247	n/a
Gas Distribution	76	—	n/a
Adjustments/Eliminations	—	—	$123
Consolidated Total	$756	$247	$123

Six Months Ended June 30, 2017
Electric Operations	$1,259	$429	n/a
Gas Distribution	217	44	n/a
Adjustments/Eliminations	—	—	$231
Consolidated Total	$1,476	$473	$231

Segment Assets	The Company		Consolidated SCE&G
	June 30,	December 31,	June 30,	December 31,
Millions of dollars	2018	2017	2018	2017
Electric Operations	$12,082	$11,979	$12,082	$11,979
Gas Distribution	3,292	3,259	895	869
Gas Marketing	214	230	n/a	n/a
All Other	1,039	1,042	n/a	n/a
Adjustments/Eliminations	2,274	2,229	3,298	3,098
Consolidated Total	$18,901	$18,739	$16,275	$15,946

12.    AFFILIATED TRANSACTIONS

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

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2018	2017	2018	2017
Purchases from Canadys Refined Coal, LLC	$44.8	$52.8	$77.3	$97.4
Sales to Canadys Refined Coal, LLC	44.6	52.5	76.9	96.8

Millions of Dollars	June 30, 2018	December 31, 2017
Receivable from Canadys Refined Coal, LLC	$17.3	$4.9
Payable to Canadys Refined Coal, LLC	17.4	4.9

Consolidated SCE&G:

SCE&G purchases natural gas and related pipeline capacity from SCANA Energy to serve its retail gas customers and certain electric generation requirements.

SCANA Services, on behalf of itself and its parent company, provides the following services to Consolidated SCE&G, which are rendered at direct or allocated cost: information systems, telecommunications, customer support, marketing and sales, human resources, corporate compliance, purchasing, financial, risk management, public affairs, legal, investor relations, gas supply and capacity management, strategic planning, general administrative, and retirement benefits. In addition, SCANA Services processes and pays invoices for Consolidated SCE&G and is reimbursed. Costs for these services include amounts capitalized. Amounts expensed are primarily recorded in Other operation and maintenance - nonconsolidated affiliate and Other Income (Expense), net on the consolidated statements of comprehensive income.

Consolidated SCE&G has provided $71.0 million in funding to a rabbi trust consolidated with SCANA in connection with the potential change in control arising from the Merger Agreement. This funding is recorded as long-term Other affiliate assets on the condensed consolidated balance sheet of Consolidated SCE&G.

	Three Months Ended June 30,		Six Months Ended June 30,
Millions of Dollars	2018	2017	2018	2017
Purchases from SCANA Energy	$28.7	$34.3	$60.0	$58.2
Direct and Allocated Costs from SCANA Services	76.0	82.9	135.4	155.4

Millions of Dollars	June 30, 2018	December 31, 2017
Payable to SCANA Energy	$10.6	$10.0
Payable to SCANA Services	43.2	42.0

Consolidated SCE&G's money pool borrowings from an affiliate are described in Note 5. Certain disclosures regarding SCE&G's participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 9.

13.          OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	The Company				Consolidated SCE&G
	Three Months Ended		Six Months Ended		Three Months Ended		Six Months Ended
	June 30,		June 30,		June 30,		June 30,
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Revenues from contracts with customers	$5	—	$10	—	$2	—	$3	—
Other income	7	$16	136	$33	4	$7	130	$15
Other expense	(11)	(11)	(20)	(24)	(5)	(6)	(12)	(16)
Allowance for equity funds used during construction	3	9	7	18	1	7	4	16
Other income, net	$4	$14	$133	$27	$2	$8	$125	$15

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

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2018
AS COMPARED TO THE CORRESPONDING PERIODS IN 2017

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

Earnings

Earnings were as follows:

	Second Quarter		Year to Date
The Company	2018	2017	2018	2017
Earnings per share	$0.06	$0.85	$1.24	$2.04

Consolidated SCE&G
Net income (millions of dollars)	$31.0	$125.7	$158.7	$238.0

The Company's earnings per share and Consolidated SCE&G's net income reflect the impact of an electric rate reduction made effective for the second quarter of 2018 and the effect of weather in 2018 and 2017, while the Company's earnings per share in 2018 also reflect higher legal costs and costs incurred in connection with the Nuclear Project and the Company's announced merger with Dominion Energy. These and other results are discussed below.

Matters Impacting Future Results

SCANA shareholders approved the Merger Agreement at a special meeting on July 31, 2018. Certain regulatory approvals must be obtained and other conditions must be met before the merger may be consummated.

The Company's decision on July 31, 2017 to stop construction of Unit 2 and Unit 3 and to pursue recovery of the cost of the abandoned Nuclear Project has had and could continue to have significant adverse impacts on the Company's and Consolidated SCE&G's future earnings, cash flows and financial position, including those related to the ultimate recovery of regulatory assets, the sustainability of tax positions, the results of litigation and the outcome of various regulatory and governmental proceedings and investigations. The Company continues to believe the decision to abandon the Nuclear Project was prudent, and that costs incurred with respect to the Nuclear Project were prudent, and has contested specific challenges to this decision. The Company also believes that the issues related to the recovery of the cost of the abandoned Nuclear Project and related to the rates currently being collected under the BLRA for financing costs should be resolved in future proceedings before the SCPSC. However, based on various events following the abandonment, there is significant uncertainty as to SCE&G's ultimate ability to recover its costs of Unit 2 and Unit 3 and a return on them from its customers. These events include the contentious nature of reviews by legislative committees and others, the General Assembly's passage of certain legislation in 2018, including in particular Act 258 discussed below, and the Request being considered by the SCPSC that could result in the permanent suspension of all or a portion of rates currently being collected under the BLRA, as well as the return of such amounts previously collected. There is also significant uncertainty as to the timing and the ultimate resolution of the litigation and the various other proceedings discussed herein.

In 2017, the Company and Consolidated SCE&G determined that a disallowance of recovery of part of the cost of the abandoned Nuclear Project was both probable and reasonably estimable under applicable accounting guidance, and recorded a pre-tax impairment loss with respect to disallowance of unrecovered Nuclear Project costs and other related deferred costs totaling approximately $1.118 billion ($690 million net of tax). In the first quarter of 2018, the Company and Consolidated SCE&G recognized an additional pre-tax impairment loss totaling approximately $3.6 million ($2.7 million net of tax) in order to further reduce to estimated fair value the carrying value of nuclear fuel that had been acquired for use in Unit 2 and Unit 3. See additional discussion at Note 10 to the condensed consolidated financial statements.

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

If (i) the SCPSC does not approve the Joint Petition and instead approves the Request by the ORS; (ii) the BLRA is found to be unconstitutional; or (iii) the General Assembly further amends or revokes the BLRA or approves other legislation with a similar effect, the Company and Consolidated SCE&G may be required to record an additional impairment loss and other charges totaling as much as approximately $4.9 billion (approximately $3.7 billion net of tax). This additional impairment loss would result from the write-off of approximately $3.962 billion in regulatory assets (comprised of the remaining unrecovered Nuclear Project costs of $4.142 billion offset by $180 million in previously impaired costs related to CEC, which would result from the proposals put forward in the Joint Petition not being approved by the SCPSC) and the refund of revised rates collections under the BLRA described above of approximately $2.0 billion (comprised of the $2.1 billion revised rates collections on a cumulative basis as of June 30, 2018, offset by $109.3 million of such collections that have been recorded as revenue subject to refund), net of the monetization of guaranty settlement recorded within regulatory liabilities less amounts that may be required to settle contractor liens. While Act 258 requires the Company and Consolidated SCE&G to refund certain revenues collected from customers effective April 1, 2018, the Company and Consolidated SCE&G do not currently anticipate that any amounts collected prior to April 1, 2018, will be subject to refund (other than amounts arising due to the effects of the Tax Act); however, no assurance can be given as to the outcome of this matter. Were a disallowance ordered of any of the Nuclear Project costs currently deferred as a regulatory asset or were the rates under Act 258 made other than temporary following the SCPSC's final decision on the Joint Petition, and without consideration of any other factors that may be embodied in such an order, an additional pre-tax impairment charge totaling as much as approximately $1.7 billion may be required.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. Unless the relief discussed in the next paragraph is granted, the new rates and retroactive credits required by Act 258 are to be put into effect with the first billing cycle of August 2018. Retroactive credits for billed and unbilled amounts for the period April 1, 2018 through June 30, 2018 total approximately $109.3 million, which amount has been deferred within Revenue subject to refund on the condensed consolidated balance sheet of the Company and Consolidated SCE&G. The initial recognition of such retroactive credits includes the effects of cycle billing on unbilled usage. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters various procedures previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. A hearing on SCE&G’s motion for the issuance of a preliminary injunction was held July 30-31, 2018. Dominion Energy and Sedona would not be obligated to complete the pending merger with SCANA if Act 258 remains in effect and is implemented. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter.

                In December 2017, the Tax Act was enacted, resulting in the remeasurement of all federal deferred income tax assets and liabilities to reflect a 21% federal statutory corporate tax rate. Due to the regulated nature of the Company’s and Consolidated SCE&G’s operations, the effect of this remeasurement is primarily reflected in excess deferred income tax balances within regulatory liabilities. As described in Note 2 to the condensed consolidated financial statements, SCE&G and PSNC Energy have responded to orders from state regulators seeking information regarding the effects the Tax Act would have on their respective operations. In 2018, the Company and Consolidated SCE&G are recording estimates of revenue that will be subject to refund to customers of its regulated operations. Such amounts result in reductions to revenue and are deferred within Revenue subject to refund on the condensed consolidated balance sheet. Such reductions in revenue largely correspond to reductions in current period tax expense. Going forward, once state regulators order reductions in customer rates, the lower tax expense resulting from the reduced federal statutory corporate tax rate will result in similar reductions to amounts collected from customers through electric and gas rates, and no significant impact on financial results is expected. However, the refund of revenue collected in 2018 will negatively impact cash flow. In addition, certain of these regulatory liabilities will be amortized to the benefit of customers over the remaining lives of related property in accordance with the normalization provisions of the IRC and Code of Federal Regulations, thereby mitigating any significant negative cash impact due to the extended amortization period. See also Note 6 to the condensed consolidated financial statements for additional discussion related to deferred tax assets and liabilities.

These matters impacting future results are further discussed under Liquidity Considerations and Impact of Abandonment of Nuclear Project within LIQUIDITY AND CAPITAL RESOURCES, in Note 2 and Note 10 to the condensed consolidated financial statements and in Part II, Item 1A. Risk Factors.

Dividends Declared

On February 22, 2018, SCANA's Board of Directors declared a dividend of $0.6125 per share. This dividend was payable on April 1, 2018 to shareholders of record on March 12, 2018. On June 28, 2018, SCANA's Board of Directors declared a dividend of $0.1237 per share payable on July 18, 2018 to shareholders of record on July 10, 2018. When a dividend payment date falls on a weekend or holiday, the payment is made the following business day. SCANA's Board of Directors evaluates the payment of dividends each quarter.

Electric Operations

Electric Operations for the Company and for Consolidated SCE&G is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric Operations operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$553.1	$680.1	$1,100.5	$1,258.6	$553.1	$680.1	$1,100.5	$1,258.6
Fuel used in electric generation	155.4	161.2	314.7	297.6	155.4	161.2	314.7	297.6
Purchased power	15.1	20.7	67.2	31.8	15.1	20.7	67.2	31.8
Other operation and maintenance	142.8	123.4	268.8	244.4	146.4	127.0	275.3	251.5
Impairment loss	—	—	3.6	—	—	—	3.6	—
Depreciation and amortization	75.8	73.1	151.7	146.1	73.1	70.1	146.1	140.1
Other taxes	57.2	55.6	114.5	110.2	56.5	55.0	113.3	109.1
Operating Income	$106.8	$246.1	$180.0	$428.5	$106.6	$246.1	$180.3	$428.5

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric revenue and fuel costs attributable to the effects of abnormal weather. Results in both 2018 and 2017 reflect milder than normal weather in the first quarter, with 2017 being significantly milder than 2018, and warmer than normal weather in the second quarter, with 2018 being significantly warmer than 2017.

The Company and Consolidated SCE&G expect, if Act 258 remains in effect and is implemented, that electric operating revenues will decrease by approximately $31 million each month through the remainder of 2018 when compared to operating revenues recorded in corresponding periods in 2017.

Second Quarter

•
Operating revenues decreased in 2018 by $109.3 million due to the recognition of estimated amounts to be refunded to customers as a result of the enactment of Act 258, by $10.9 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act, lower residential and commercial average use of $18.6 million and lower fuel cost recovery of $17.7 million. These revenue decreases were partially offset by the effects of weather of $15.7 million, residential and commercial growth of $5.0 million, industrial growth and higher usage of $1.7 million and revenue recognized under the DER program of $4.6 million.

•
Fuel used in electric generation and purchased power expenses decreased in 2018 due to lower fuel prices of $17.7 million and lower residential and commercial average use of $5.1 million. These decreases were partially offset by higher amortization of DER program costs of $3.8 million, increased sales volumes associated with residential and commercial customer growth of $1.2 million, higher industrial usage of $1.4 million, higher sales volumes associated with the effects of weather of $4.8 million and higher fuel handling expenses of $0.3 million.

•
Other operation and maintenance expenses increased in 2018 due to wind down costs associated with the abandonment of the Nuclear Project of $3.4 million, higher legal and other costs related to the abandonment of the Nuclear Project of approximately $10.0 million, higher non-labor generation and other electric operations costs of $4.2 million and higher injuries and damages expenses of $3.0 million. These increases were partially offset by lower labor costs of $4.4 million, primarily due to lower incentive compensation costs.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Operating revenues decreased in 2018 by $113.7 million pursuant to an SCPSC order whereby fuel cost recovery is offset with gains realized upon the settlement of certain interest rate derivative contracts, as further described in Other Income (Expense) below, related to fuel cost recovery. Operating revenue also decreased by $109.3 million due to the recognition of estimated amounts to be refunded to customers as a result of Act 258, by $35.0 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act, lower collections under the rate rider for pension costs of $2.6 million and lower residential and commercial average use of $20.7 million. The downward adjustment related to fuel costs recovery had no effect on net income as it was fully offset by the recognition within other income of gains realized upon the settlement of certain derivative interest rate contracts. The lower pension rider collections had no impact on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of lower pension costs. These revenue decreases were partially offset by the effects of weather of $63.2 million, residential and commercial growth of $11.4 million, industrial growth and higher usage of $4.3 million, revenue recognized under the DER program of $6.7 million and higher fuel cost recovery of $30.7 million.

•
Fuel used in electric generation and purchased power expenses increased due to higher fuel prices of $30.7 million, amortization of DER program costs of $5.4 million, increased sales volumes associated with residential and commercial customer growth of $2.6 million, higher industrial usage of $2.2 million, higher sales volumes associated with the effects of weather of $15.4 million and higher fuel handling expenses of $1.7 million. These increases were partially offset by lower residential and commercial average use of $5.4 million.

•
Other operation and maintenance expenses increased due to wind down costs associated with the abandonment of the Nuclear Project of $7.1 million, higher legal and other costs related to the abandonment of the Nuclear Project of approximately $10.7 million at the Company and approximately $10.4 million at Consolidated SCE&G, higher non-labor generation and other electric operations costs of $3.2 million and higher injuries and damages expenses of $2.4 million. These increases were partially offset by lower labor costs of $6.2 million, primarily due to lower incentive compensation costs.

•	Impairment loss represents the writedown of nuclear fuel acquired for use in Unit 2 and Unit 3 to its estimated fair value in the first quarter of 2018.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations above, by class, were as follows:

	Second Quarter		Year to Date
Classification	2018	2017	2018	2017
Residential	1,968	1,916	3,955	3,553
Commercial	1,870	1,872	3,574	3,504
Industrial	1,612	1,565	3,101	3,024
Other	149	147	280	281
Total Retail Sales	5,599	5,500	10,910	10,362
Wholesale	244	228	486	441
Total Sales	5,843	5,728	11,396	10,803

Second Quarter and Year to Date
Retail and wholesale sales volumes increased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G, and for the Company, also includes PSNC Energy.  Gas Distribution operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$148.7	$140.2	$509.7	$462.3	$79.5	$75.9	$234.1	$216.8
Gas purchased for resale	67.2	61.5	237.8	196.3	45.2	42.1	120.6	108.0
Other operation and maintenance	42.7	43.1	84.7	85.5	17.8	18.7	35.1	36.0
Depreciation and amortization	23.1	21.1	46.0	41.9	7.6	7.2	15.1	14.2
Other taxes	12.2	11.1	24.3	21.9	8.1	7.2	16.2	14.4
Operating Income	$3.5	$3.4	$116.9	$116.7	$0.8	$0.7	$47.1	$44.2

The effect of abnormal weather conditions on gas distribution operating income is mitigated by the WNA at SCE&G and the CUT at PSNC Energy as further described in Revenue Recognition in Note 3 of the condensed consolidated financial statements. The WNA and the CUT do not affect sales volumes.

Second Quarter

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA of $1.5 million, customer growth of $2.4 million and higher average use of $1.4 million. These increases were partially offset by a decrease of $1.5 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act and lower gas cost recovery of $0.3 million. In addition to these factors, operating revenues at the Company increased due to weather at PSNC Energy of $6.1 million and customer growth of $1.1 million. These increases were partially offset by a CUT adjustment of $3.8 million, decreased cost of gas recoveries of $1.4 million and $1.8 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act.

•
Gas purchased for resale increased at SCE&G due to higher average use of $1.9 million, increased sales volumes due to weather of $0.8 million and firm customer growth of $1.4 million. These increases were partially offset by lower gas prices of $1.1 million. In addition to these factors, gas purchased for resale at the Company reflects increased sales volumes due to weather at PSNC Energy of $2.8 million. These increases were partially offset by decreased gas costs of $1.4 million and a CUT adjustment of $1.3 million.

•	Other operation and maintenance expenses decreased primarily due to lower labor costs, including lower incentive compensation.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA of $5.9 million, customer growth of $6.2 million, higher average use of $2.6 million and higher gas cost recovery of $6.3 million. These increases were partially offset by a decrease of $4.6 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act. In addition to these factors, operating revenues at the Company increased due to weather at PSNC Energy of $60.0 million, customer growth of $6.2 million and pipeline integrity management tracking recovered costs of $3.9 million. These increases were partially offset by a CUT adjustment of $20.1 million, decreased cost of gas recoveries of $15.6 million and $8.6 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act.

•
Gas purchased for resale increased at SCE&G due to higher average use of $3.0 million, increased sales volumes due to weather of $13.4 million and firm customer growth of $3.2 million. These increases were partially offset by lower gas prices of $7.1 million. In addition to these factors, gas purchased for resale at the Company reflects increased sales volumes due to weather at PSNC Energy of $29.8 million, customer growth of $2.8 million and the effect of a CUT adjustment that decreased gas purchased for resale by $9.2 million. These increases were partially offset by decreased gas costs of $15.6 million.

•	Other operation and maintenance expenses decreased primarily due to lower labor costs, including lower incentive compensation.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) related to gas distribution above by class, including transportation, were as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Classification (in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Residential	4,093	3,202	27,281	19,762	1,432	1,043	8,467	5,948
Commercial	5,361	5,107	17,418	14,576	2,735	2,650	7,153	6,402
Industrial	5,370	4,758	10,878	10,080	4,890	4,347	9,540	9,000
Transportation	13,877	12,494	26,024	23,448	1,570	1,530	3,072	3,086
Total	28,701	25,561	81,601	67,866	10,627	9,570	28,232	24,436

Second Quarter
Residential and commercial firm sales volumes for the Company and Consolidated SCE&G increased due to customer growth, higher average use and the effects of weather. Industrial firm sales volumes increased at SCE&G due to customer growth and higher average use, and industrial interruptible volumes increased due to higher average use. Industrial sales and transportation volumes at the Company increased due to the effects of weather at PSNC Energy. Transportation volumes also increased at the Company due to a significant customer expansion and increased natural gas fired electric generation within PSNC Energy's territory.

Year to Date
Residential and commercial firm sales volumes for the Company and Consolidated SCE&G increased due to the effects of weather, customer growth and higher average use. Industrial firm sales volumes increased at SCE&G due to customer growth and higher average use and industrial interruptible volumes decreased due to increased curtailments in 2018. Industrial sales and transportation volumes at the Company increased due to the effects of weather at PSNC Energy. Transportation volumes also increased at the Company due to a significant customer expansion and increased natural gas fired electric generation within PSNC Energy's territory.

Gas Marketing

Gas Marketing is comprised of the Company's nonregulated marketing operation, SCANA Energy, which operates in the southeast and includes Georgia’s retail natural gas market.  Gas Marketing operating revenues and net income were as follows:

	Second Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017
Operating revenues	$171.7	$216.3	$475.8	$514.3
Net income	3.6	1.1	20.6	16.2

Second Quarter and Year to Date
Revenues are lower primarily due to lower commodity pricing.  Net income increased primarily due to the effects of the Tax Act.

Other Operating Expenses

Other operating expenses were as follows:

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Other operation and maintenance	$208.3	$178.8	$410.0	$354.0	$164.2	$145.7	$310.4	$287.5
Impairment loss	—	—	3.6	—	—	—	3.6	—
Depreciation and amortization	99.4	94.6	198.6	189.0	80.7	77.3	161.2	154.3
Other taxes	69.7	67.1	139.6	133.0	64.5	62.2	129.4	123.5

Other operation and maintenance increased primarily due to certain legal and other costs incurred in connection with the Nuclear Project and the proposed merger with Dominion Energy. Other changes in other operating expenses are also largely attributable to the electric operations and gas distribution segments and are addressed in those discussions.

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

	The Company				Consolidated SCE&G
	Second Quarter		Year to Date		Second Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Other income	$11.6	$15.6	$145.6	$32.5	$5.2	$7.6	$132.6	$15.3
Other expense	(10.6)	(10.8)	(20.2)	(24.4)	(5.2)	(6.6)	(11.7)	(16.1)
AFC - equity funds	3.0	9.1	7.2	18.2	1.3	7.5	4.2	16.1

Second Quarter
Other income at the Company and at Consolidated SCE&G decreased by $4.0 million due to lower carrying costs on certain regulatory assets. Other expense at the Company and at Consolidated SCE&G decreased $1.8 million and $1.2 million, respectively, due to varying levels of non-service costs components of pension and other postretirement benefit expense recognized within other expense. Equity AFC decreased primarily due to the abandonment of the Nuclear Project.

Year to Date
Other income at the Company and at Consolidated SCE&G increased primarily due to the recognition of $113.7 million of gains realized upon the settlement of certain interest rate derivative contracts and $8.2 million of gains from land sales. The gains related to the settlement of interest rate derivative contracts were fully offset by downward adjustments to electric revenues pursuant to a previously received SCPSC order related to fuel cost recovery and had no effect on net income. These increases were partially offset by $8.1 million of lower carrying costs on certain regulatory assets. Other expense at the Company and at Consolidated SCE&G decreased $5.6 million and $4.4 million, respectively, due to varying levels of non-

service costs components of pension and other postretirement benefit expense recognized within other expense. Equity AFC decreased primarily due to the abandonment of the Nuclear Project.

Interest Expense

     Interest charges increased primarily due to the accrual of interest related to uncertain tax positions and lower debt AFC due to the abandonment of the Nuclear Project. In 2017, certain of such interest accruals were deferred in regulatory assets, and such deferred amounts were subsequently included in an impairment loss recorded in the fourth quarter of 2017.

Income Taxes

Income tax expense decreased in 2018 due to lower income before taxes and a lower effective tax rate.  The lower effective tax rate in 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Act.

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

Liquidity Considerations

The Company and Consolidated SCE&G have significant obligations that must be paid within the next 12 months, including long-term debt maturities and capital lease payments of $568 million for the Company (including $564 million for Consolidated SCE&G), short-term borrowings of $517 million for the Company (including $457 million for Consolidated SCE&G), interest payments of approximately $318 million for the Company (including $238 million for Consolidated SCE&G), future minimum payments for operating leases of $11 million for the Company (including $3 million for Consolidated SCE&G), and revenues collected subject to refund arising from the effects of the Tax Act of approximately $55 million for the Company (including $46 million for Consolidated SCE&G). Working capital requirements, such as those for fuel supply and similar obligations, also arise due to the lag between when such amounts are paid and when related collection of such costs through customer rates occurs. In addition, as described under Impairment Considerations in Note 10 to the condensed consolidated financial statements, SCE&G has been ordered to reduce revised rates previously approved under the BLRA by approximately $279 million in 2018. This reduction assumes that Act 258 remains in effect and is implemented through December 21, 2018, which is the expected pendency of the SCPSC proceeding with respect to the Joint Petition and related dockets, and would include a refund of approximately $109.3 million previously recorded for the period April 1 through June 30, 2018.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. Unless the relief discussed in the next paragraph is granted, the new rates and retroactive credits required by Act 258 are to be put into effect with the first billing cycle of August 2018. Retroactive credits for billed and unbilled amounts for the period April 1, 2018 through June 30, 2018 total approximately $109.3 million, which amount has been deferred within Revenue subject to refund on the condensed consolidated balance sheet of the Company and Consolidated SCE&G. The initial recognition of such retroactive credits includes the effects of cycle billing on unbilled usage. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters various procedures previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. A hearing on SCE&G’s motion for the issuance of a preliminary injunction was held July 30-31, 2018. Dominion Energy and Sedona would not be obligated to complete the pending merger with SCANA if Act 258 remains in effect and is implemented. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter.

On June 28, 2018, SCANA's Board of Directors declared a dividend of $0.1237 per share payable on July 18, 2018 to shareholders of record on July 10, 2018. This quarterly cash dividend reflects a reduction from the $0.6125 per share paid on SCANA’s common stock for the first quarter of 2018. The approximately eighty percent reduction in the dividend corresponds to the portion of the dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues resulting from the implementation of Act 258. The payment of future dividends will be evaluated quarterly by the Board of Directors.

              Management believes as of the date of issuance of this report that it has access to available sources of cash to pay obligations when due over the next 12 months. These sources include committed long-term lines of credit that expire in December 2020 totaling $1.8 billion for the Company (including $1.2 billion for Consolidated SCE&G). In addition, as of the date of issuance of this report, SCE&G continues to collect the BLRA-related customer rates that remain after reductions ordered as a result of Act 258, as well as amounts provided for in other orders related to non-BLRA electric and gas rates. In 2018, however, certain of SCANA's credit ratings have fallen to below investment grade, which has constrained its ability and that of Fuel Company to issue commercial paper.

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

Known and knowable conditions and events when considered in the aggregate as of the date of issuance of this report do not suggest it is probable that the Company and Consolidated SCE&G will not be able to meet obligations as they come due over the next 12 months. However, possible future actions, including but not limited to actions related to the disallowance of all or part of the remaining unrecovered nuclear regulatory asset, rate reductions, refunds or lawsuits, could have a material adverse impact on the Company’s and Consolidated SCE&G’s financial condition, liquidity, results of operations and cash flows such that management’s conclusion with respect to its ability to pay obligations when due could change.

Impact of Abandonment of Nuclear Project

Regulatory proceedings being considered by the SCPSC include the Request filed by the ORS which, if granted, would require SCE&G to (1) immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA, and (2) make credits to future bills or refunds to customers for prior revised rates collections in the event that the BLRA is found to be unconstitutional or the South Carolina General Assembly further amends or revokes it. SCE&G estimates that revised rates collections, including collections related to transmission assets which have been or are expected to be placed into service and prior to implementation of Act 258, total approximately $445 million annually, and such amounts accumulated as of June 30, 2018 total approximately $2.1 billion. In an amendment to the Request, the ORS has asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. SCE&G's 55% share of such amounts totals $1.098 billion.

Parties who have intervened in the Request or who filed a letter in support of the Request, as amended, include the state's Governor, Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. The SCPSC has scheduled a hearing on the Joint Petition and two other dockets related to the Nuclear Project, namely the Request by the ORS and a June 2017 complaint filed by the Friends of the Earth and the Sierra Club, to begin November 1, 2018. This schedule was established in response to legislation described above. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter. Any adverse action by the SCPSC, such as that sought by the ORS in the Request, could have a material adverse impact on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

Should the SCPSC or a court direct that proceeds arising from the Toshiba Settlement be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would issue commercial paper, draw on its credit facilities or issue long-term debt to fund such requirement if such sources are available. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs (see Note 2 and Note 10 to the condensed consolidated financial statements) would be adversely impacted and additional impairment losses would likely be recorded. Further, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities and also could constitute a default under these credit facilities. Borrowing costs for long-term debt issuances and access to capital markets could also be negatively impacted.

For additional background on the Nuclear Project and further details on the matters described above, see Note 10 to the condensed consolidated financial statements under Abandoned Nuclear Project - Toshiba Settlement and Subsequent Monetization and Regulatory, Political and Legal Developments.

Adverse developments relating to the WEC bankruptcy, including the decision to stop construction of Unit 2 and Unit 3, and a decline in the regulatory and legislative environment in 2017 and 2018 have caused credit ratings agencies to place SCANA and SCE&G’s credit ratings on negative outlook or evolving status. On January 3, 2018, after SCANA announced a proposed merger with Dominion Energy, each of the three agencies affirmed or reported no change to their respective credit ratings, and one agency revised its rating outlook for SCANA and its rated operating companies from negative to evolving. However, on January 31, 2018, the South Carolina House of Representatives overwhelmingly approved a bill (similar provisions from which later would become Act 258) designed to temporarily repeal rates SCE&G collects under the BLRA. As a result, on February 5, 2018, one agency downgraded its ratings for SCANA and SCE&G, and attributed the downgrade to the passage of this bill and the politically charged environment that is expected to weigh heavily on any decisions by the SCPSC related to SCE&G's electric rates. As of June 30, 2018, the issuer ratings and the senior unsecured debt ratings for SCANA are considered below investment grade by two agencies; the issuer ratings for SCE&G are considered to be at the threshold for investment grade by two agencies while its senior secured debt ratings remain above investment grade; and the issuer ratings for PSNC Energy are considered to be at the threshold for investment grade by one agency while its senior unsecured debt ratings remain above investment grade. On July 2 and 3, 2018, the agencies affirmed their ratings; however, one agency changed its outlook from review to negative. As a result, all of the ratings for SCANA, SCE&G and PSNC Energy have either a negative or evolving outlook, indicating that the ratings are being scrutinized for possible rating actions either currently or dependent on the outcome of uncertain future events.

During the pendency of SCE&G's lawsuit filed June 29, 2018 in the District Court, as amended, SCE&G may be required to escrow funds or to secure a bond corresponding to the amount it may be required to refund if its lawsuit is unsuccessful. In addition, any adverse final judgment by a court in any matter of litigation, or any levy for amounts assessed by a regulatory agency, including but not limited to matters described in Part II, Item 1. Legal Proceedings, could require the Company and/or Consolidated SCE&G to escrow funds or to post one or more bonds equal to the monetary amount of the judgment or assessment while the decision is being appealed or challenged.

Any actions taken by or anticipated to be taken by regulators or legislators that are viewed as adverse, including a further change to the BLRA or a requirement that SCE&G make additional credits to future bills or refunds to customers or any requirement that SCE&G make such credits or refunds in the absence of the merger being consummated, or deterioration of the rated companies’ commonly monitored financial credit metrics or any additional adverse developments with respect to the Nuclear Project, could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, borrowing costs on new issuances of long-term debt and commercial paper would increase, which could adversely impact financial results, and refinancing opportunities would be limited or eliminated to the extent that the potential pool of investors and funding sources decreased. In addition, further ratings downgrades may result in lower collateral thresholds being applied to the Company's and Consolidated SCE&G's commodity derivatives, or the removal of such thresholds altogether. This action would have the effect of requiring the Company to post additional collateral for commodity derivative instruments with unfavorable fair values. Ratings downgrades have also resulted in prepayments and demands from vendors for letters of credit, cash deposits, or other forms of credit support under certain gas supply and other agreements. SCANA has obtained a letter of credit of $30.4 million in favor of a natural gas distributor, which is in addition to a $3 million letter of credit that previously existed, and in March 2018, SCE&G borrowed $100 million under a credit agreement to fund a deposit with one of its natural gas transporters. These actions have reduced amounts available under the credit facilities (see Note 5 to the condensed consolidated financial statements). Further ratings downgrades could result in requirements for additional deposits or the provision of additional credit support in order to conduct business under these agreements.

Significant Tax Deductions and Credits

The Company and Consolidated SCE&G have claimed significant research and experimentation tax deductions and credits related to the design and construction activities of Unit 2 and Unit 3. A significant portion of these claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models. (See also Note 6 to the condensed consolidated financial statements.) The Company and Consolidated SCE&G have also claimed a significant tax deduction related to the decision to stop construction and to abandon the Nuclear Project in 2017. Following that claim and a related carry back of tax net operating losses, on July 2, 2018, the Company received a refund of federal taxes previously paid totaling approximately $206 million.

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes, and their permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, had been deferred within regulatory assets until December 31, 2017, at which time these deferrals were considered to be impaired. These claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows by providing a significant source of capital and lessening the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.

The research and experimentation claims made to date are under (or are expected to come under) examination, and are considered controversial by the IRS. Tax deductions which have been claimed in connection with the determination to abandon the construction of Unit 2 and Unit 3 also are considered controversial; therefore, it is also expected that the IRS will examine future tax returns.  To the extent that any of these claims are not sustained as ordinary losses on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts. Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's liquidity, cash flows, results of operations and financial condition. In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed. Additionally, in such circumstances, the Company and Consolidated SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access those markets for other purposes.

Other Liquidity Requirements and Restrictions

The terms of the Merger Agreement place limits on the Company and its subsidiaries as to certain investing and financing transactions. While the Merger Agreement permits the Company and its subsidiaries to refinance and issue certain long-term debt, make capital expenditures at certain levels, consummate certain planned investments, and make regular quarterly dividend payments to its shareholders at certain levels, transactions above these levels would require consent from Dominion Energy, which consent cannot be unreasonably withheld. Permitted transactions include, but are not limited to, the planned refinancing of $710 million of long-term debt maturing in 2018 at Consolidated SCE&G ($160 million of which matured in June 2018; see Note 5 to the condensed consolidated financial statements), the new issuance of $100 million of long-term debt at PSNC Energy which was completed in June 2018, the purchase of an existing 540-MW gas fired power plant which was completed in May 2018, and the payment by SCANA of regular quarterly dividends to its shareholders subject to certain limits. In addition, SCANA’s Supplementary Key Executive Severance Benefits Plan provides certain payments to qualified senior executive officers in connection with a change in control. In 2018, the Company has provided approximately $116 million in a rabbi trust, designated as irrevocable subject to the change in control, to fund payments pursuant to this and certain other deferred compensation, incentive and retirement plans, which might arise in connection with a change in control and/or a termination of employment or service if and when such payments become due. Under the terms of the rabbi trust, if the change in control does not occur, SCANA could request a return of all or part of those funds.

The Company expects to meet contractual cash obligations in 2018 through internally generated funds and additional short- and long-term borrowings. Subject to the outcome of the regulatory, legislative and legal proceedings discussed above, the Company expects that, barring a future impairment of the capital markets or its access to such markets, it has or can obtain adequate sources of financing to meet its projected cash requirements over the next 12 months, including the cash requirements for refinancing maturing long-term debt. As noted above, adverse developments in regulatory, legislative or legal proceedings could alter these conclusions. The Company's ratio of earnings to fixed charges for the six and 12 months ended June 30, 2018 was 2.17 and (0.04), respectively. Consolidated SCE&G's ratio of earnings to fixed charges for the six and 12 months ended

June 30, 2018 was 2.27 and (0.55), respectively. These ratios reflect impairment losses recorded in 2017 and 2018 related to the Nuclear Project, which are discussed in Note 10 to the condensed consolidated financial statements and in SCANA's and SCE&G's combined Form 10-K for the year ended December 31, 2017. Also, these ratios reflect the 2018 temporary reduction of retail electric rates required by Act 258. See Note 2 and Note 10 to the condensed consolidated financial statements.

 SCANA's ability to pay dividends on its common stock may be limited by existing covenants that limit the right of its subsidiaries to pay dividends on their common stock. Further, SCANA has agreed to obtain the consent of Dominion Energy, which consent cannot be unreasonably withheld, prior to making dividend payments to shareholders greater than $0.6125 per share for any quarter while the Merger Agreement is pending. For the quarter ended June 30, 2018, SCANA's board of directors declared a dividend of $0.1237 per share, which represents an approximately 80% reduction from the dividend paid to its shareholders for the quarter ended March 31, 2018. The reduction corresponds to the portion of dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues resulting from the implementation of Act 258. Any determination to pay dividends to holders of SCANA common stock in the future, as well as the amount of any dividend, are subject to approval by the board of directors, and will depend upon many factors that the board of directors deems relevant. Any further or sustained reduction in SCANA's payment of dividends in the future may result in a decline in the value of its common stock. Such a decline in value could limit SCANA's ability to raise debt and equity capital.

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
Cash provided from operating activities in 2017 reflects significant tax benefits (reductions in income tax payments and tax refunds) arising from the deductions previously described under Significant Tax Deductions and Credits. The Company's decision in 2017 to stop construction of Unit 2 and Unit 3 and to abandon the Nuclear Project resulted in a significant tax deduction and an associated NOL for tax purposes. The Company obtained a refund of taxes paid in certain prior years as a result of the carryback of the NOL, and expects to benefit from the carryforward of the NOL in future years. These cash flows are expected to fund operations and may be used to reduce short-term borrowings.

Enactment of the Tax Act resulted in the remeasurement of deferred income tax assets and liabilities and the recognition as regulatory liabilities of certain excess deferred income taxes (see Note 2 and Note 6 to the condensed consolidated financial statements). Certain of these regulatory liabilities will be amortized to the benefit of customers over the remaining lives of related property in accordance with the normalization provisions of the IRC and Code of Federal Regulations, thereby mitigating any significant negative cash impact. However, since the majority of the Company’s and

Consolidated SCE&G's businesses are rate regulated, lower income taxes payable in future years due to the Tax Act will also result in lower collections from customers in rates.

Cash flows from operating activities in 2018 reflect the posting of credit assurance deposits with a natural gas transporter.

Cash flows from investing activities in both periods were primarily related to capital expenditures, and in 2018 includes the acquisition of CEC for approximately $180 million. In 2018, investing inflows included proceeds received upon the settlement of certain interest rate swaps.

Cash flows from financing activities in both periods included dividend payments, increases in commercial paper balances and proceeds from the issuance of debt. In 2018, such inflows included proceeds from a draw on a long-term credit facility.

In June 2018, GENCO redeemed at maturity $160 million of 6.06% secured notes at their face value. Funds to pay the notes were primarily borrowings from the utility money pool and a $20 million equity contribution from SCANA.

In June 2018, PSNC Energy issued $100 million of 4.33% senior notes due June 15, 2028. Proceeds from this sale were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

In June 2017, PSNC Energy issued $150 million of 4.18% senior notes due June 30, 2047. Proceeds from this sale were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

OTHER MATTERS

SCANA shareholders approved the Merger Agreement at a special meeting on July 31, 2018. Certain regulatory approvals must be obtained and other conditions must be met before the merger may be consummated.

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

Expected Maturity	2018	2019	2020	2021
Futures - Long
Settlement Price (a)	2.97	2.95	2.89	—
Contract Amount (b)	27.1	32.9	2.9	—
Fair Value (b)	27.4	33.0	2.9	—

Futures - Short
Settlement Price (a)	2.91	—	—	—
Contract Amount (b)	0.9	—	—	—
Fair Value (b)	0.9	—	—	—

Options - Purchased Call (Long)
Strike Price (a)	3.26	3.08	—	—
Contract Amount (b)	8.7	10.3	—	—
Fair Value (b)	0.6	0.8	—	—

Options Sold Call (Short)
Strike Price (a)	0.20	—	—	—
Contract Amount (b)	0.3	—	—	—
Fair Value (b)	0.3	—	—	—

Swaps - Commodity
Pay fixed/receive variable (b)	5.6	7.1	3.3	0.3
Average pay rate (a)	3.2210	2.9257	2.8627	2.7890
Average received rate (a)	2.9520	2.8581	2.7039	2.7157
Fair value (b)	5.1	6.9	3.2	0.2

Pay variable/receive fixed (b)	14.5	18.3	3.3	—
Average pay rate (a)	2.9532	2.8607	2.7172	—
Average received rate (a)	3.0556	2.9001	2.8586	—
Fair value (b)	15.0	18.5	3.5	—

Swaps - Basis
Pay variable/receive variable (b)	19.8	15.2	—	—
Average pay rate (a)	2.9162	3.0094	—	—
Average received rate (a)	2.9004	3.0033	—	—
Fair value (b)	19.7	15.2	—	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of June 30, 2018, management for each of the Registrants has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and (b) any change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Based on this evaluation, the CEO and CFO concluded that, as of June 30, 2018, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended June 30, 2018 that has materially affected or is reasonably likely to materially affect internal control over financial reporting for either of the Registrants.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

SCANA and SCE&G:

The following describes certain legal proceedings that originated or have been terminated during the three months ended June 30, 2018 or for which developments have occurred during the period. The Company and Consolidated SCE&G intend to vigorously contest the lawsuits which have been filed against them. For developments related to these or other proceedings subsequent to June 30, 2018, if any, see Note 2 and Note 10 to the condensed consolidated financial statements. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material or that such proceeding, item or matter is required to be referred to or disclosed in this Form 10-Q.

Ratepayer Class Actions

In May 2018, certain purported ratepayer class actions were consolidated. These include actions which in previous Exchange Act filings were defined as the Cleckley Lawsuit, the Lightsey Lawsuit, and an action filed by plaintiff Edwinda Goodman. The consolidated complaint is styled Richard Lightsey, LeBrian Cleckley, Phillip Cooper et al. on behalf of themselves and all others similarly situated v. SCE&G, SCANA, and the State of South Carolina (the "SCE&G Ratepayer Case") and was filed in the State Court of Common Pleas in Hampton County (the "Hampton County Court"). The plaintiffs allege, among other things, that SCE&G was negligent and unjustly enriched, breached alleged fiduciary and contractual duties, and committed fraud and misrepresentation in failing to properly manage the Nuclear Project, and that SCE&G committed unfair trade practices and violated state anti-trust laws. The plaintiffs seek a declaratory judgment that SCE&G may not charge its customers for any past or continuing costs of the Nuclear Project. In addition, the plaintiffs also seek to have the defendants’ assets frozen and all monies recovered from Toshiba and other sources be placed in a constructive trust for the benefit of ratepayers. The plaintiffs seek specific performance of the alleged implied contract to construct the now abandoned project, as well as compensatory, punitive and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. At June 30, 2018, the Motion for Class Certification and other motions were pending.

On September 7, 2017, a purported class action was filed against Santee Cooper, SCE&G, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. by plaintiff Jessica Cook, on behalf of herself and all others similarly situated (the "Santee Cooper Ratepayer Case") in the Hampton County Court. The plaintiff makes substantially similar allegations as the SCE&G Ratepayer Case. The plaintiff seeks a declaratory judgment that defendants may not charge the purported class for reimbursement for past or future costs of the Nuclear Project, as well as other compensatory and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. On March 27, 2018, the plaintiff and additional named plaintiffs filed an amended complaint including as additional named defendants current and former directors of Santee Cooper and SCANA. On June 25, 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina, which Notice was pending at June 30, 2018.

On January 31, 2018, a purported class action was filed by Plaintiff Timothy Glibowski, on behalf of himself and all others similarly situated, in the District Court (the "Glibowski Lawsuit"). The action, as subsequently amended on April 23, 2018, is against SCANA, SCE&G, Kevin Marsh, Jimmy Addison, Stephen Byrne, Martin Phalen, Mark Cannon, Russell Harris, Ronald T. Lindsay, James Micali, and Lonnie Carter. The plaintiff alleges, among other things, that the Company, SCE&G and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO 18 U.S.C. §1961 et seq., and conspired to violate RICO 18 U.S.C. §1962(c) by fraudulently inflating utility bills to generate unlawful proceeds. Plaintiff seeks treble damages, attorneys’ fees, and any other relief the court deems proper. As amended, the Glibowski Lawsuit effectively consolidated the claims brought by Christine Delmater as reported in previous Exchange Act filings. The case Christine Delmater et al. v. SCANA was dismissed on May 18, 2018.

State Court Shareholder Derivative Actions

On September 26, 2017, a purported shareholder derivative action was filed against defendants Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Jimmy Addison, Stephen Byrne, and nominal defendant SCANA by plaintiff John Crangle, purportedly on behalf of SCANA, in the State Court of Common Pleas in Richland County, South Carolina (the "Richland County Court") (the "Crangle Lawsuit"). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the Nuclear Project, and that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the project. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. Defendants filed a Motion for Consolidation and appointment of lead plaintiff's counsel in this case and the Todd Lawsuit (as hereinafter defined) on November 29, 2017, and also filed a motion to have these cases transferred to the Richland County Business Court. On January 8, 2018, the court notified the parties that the Crangle Lawsuit and the Todd Lawsuit would be transferred to the Business Court Pilot Program in Richland County. On March 5, 2018, Defendants' Motion to Stay these shareholder derivative actions pending the resolution of the ongoing related regulatory proceedings, ratepayer class actions, securities class actions, and government investigations was denied. On May 9, 2018, defendants' Motion for Consolidation was denied. At June 30, 2018, various motions to dismiss remain pending.

On October 30, 2017, a purported shareholder derivative action was filed by plaintiff R. Wayne Todd, purportedly on behalf of SCANA, in Richland County Court (the “Todd Lawsuit”). The defendants named in the Todd Lawsuit are identical to those of the Crangle Lawsuit. The plaintiff also makes substantially similar allegations as those alleged in the Crangle Lawsuit, and alleges that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the Nuclear Project. The plaintiff seeks compensatory and consequential damages, punitive damages, attorneys’ fees, and any other relief the court deems proper. While the Todd Lawsuit has not been consolidated with the Crangle Lawsuit, these cases are being heard by the same judge, and the disposition and pendency of various motions made by the defendants and the plaintiff are the same and are described above with the Crangle Lawsuit.

On December 13, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Jimmy Addison, Stephen Byrne, Maybank Hagood, Lynne Miller, James Bennett, Maceo Sloan, Sharon Decker, James Roquemore, Alfredo Trujillo, John F.A.V. Cecil, Gregory Aliff, James Micali, Harold Stowe, and nominal defendant SCANA by plaintiff Firemen's Retirement System of St. Louis, purportedly on behalf of SCANA, in the Richland County Court. The plaintiff makes substantially similar allegations as those alleged in the Crangle and Todd Lawsuits. On January 8, 2018, the court notified the parties that this lawsuit, the Crangle Lawsuit and the Todd Lawsuit would be consolidated in the Business Court Pilot Program in Richland County. On January 12, 2018, the suit was amended to add Dominion Energy and Sedona as defendants and to assert putative class action claims alleging, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin defendants from finalizing and consummating the proposed merger and seeks compensatory and consequential damages, injunctive relief, restitution, attorneys’ fees, and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to the District Court. On June 27, 2018, the case was remanded back to the Richland County Court.

On January 23, 2018, a purported class action was filed against SCANA, Dominion Energy, Sedona, Jimmy Addison, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, and Alfredo Trujillo, by plaintiff City of Warren Police and Fire Retirement System in the State Court of Common Pleas in Lexington County, South Carolina (the "Lexington County Court"). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the proposed merger, as well as unspecified monetary damages, attorneys’ fees, costs and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to the District Court, and filed its Motion to Dismiss on March 9, 2018. On June 27, 2018, the case was remanded back to the Lexington County Court.

On February 8, 2018, a purported class action was filed against Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Dominion Energy, and Sedona by plaintiffs Metzler Asset Management GmbH and Joseph Heinz in the Richland County Court. The plaintiffs allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin and/or rescind the proposed merger, as well as unspecified monetary damages, attorneys’ fees, and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to the District Court, and filed its Motion to Dismiss on March 9, 2018. At June 30, 2018, the Motion to Dismiss was pending.

Federal Court Shareholder Derivative Actions

On November 21, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynn Miller, James Roquemore, Maceo Sloan, Aldredo Trujillo, Jimmy Addison, Stephen Byrne, and SCANA by plaintiff Colleen Witmer, purportedly on behalf of SCANA in the District Court (the "Witmer Lawsuit"). The plaintiff alleges, among other things, that the defendants violated their fiduciary duties to shareholders by disseminating false and misleading information about the Nuclear Project, failing to maintain proper internal controls, failing to properly oversee and manage the company, and that the individual defendants were unjustly enriched in their compensation. The plaintiff seeks compensatory and consequential damages, disgorgement of compensation, punitive damages, attorneys’ fees, and any other relief the court deems proper. On January 23, 2018, the District Court granted consolidation of the Wickstrom Lawsuit (as hereinafter defined), and the Witmer Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. The consolidated case is captioned In re SCANA Corporation Derivative Litigation. On January 30, 2018, the plaintiffs filed their consolidated amended complaint. On June 27, 2018, the court denied defendants' motions to dismiss.

On November 22, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynn Miller, James Roquemore, Maceo Sloan, Aldredo Trujillo, and SCANA by plaintiff Richard Wickstrom, purportedly on behalf of SCANA in the District Court (the "Wickstrom Lawsuit"). The plaintiff alleges, among other things, that the defendants violated their fiduciary duties to shareholders by affirmatively making and allowing material misstatements to be made to shareholders regarding the Nuclear Project. The plaintiff seeks compensatory and consequential damages, disgorgement of Marsh’s compensation, attorneys’ fees, and any other relief the court deems proper. As noted, on January 23, 2018, this case was consolidated and is captioned In re SCANA Corporation Derivative Litigation.

Federal Court 10b-5 and Merger Actions

On September 27, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, Jimmy E. Addison, and Stephen A. Byrne by plaintiff Robert L. Norman, on behalf of himself and all others similarly situated, in the District Court (the "Norman Lawsuit"). The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants are liable under §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. On January 23, 2018, the District Court granted consolidation of the Norman Lawsuit, the Evans Lawsuit, the Fox Lawsuit, and the West Palm Beach Lawsuit, (as such terms are hereinafter defined), and granted plaintiffs’ requests for appointment of lead counsel. The consolidated case is captioned In re SCANA Corporation Securities Litigation.The plaintiffs filed a consolidated amended complaint on March 30, 2018. At June 30, 2018, the defendants' motions to dismiss were pending.

On October 5, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, and Jimmy E. Addison by plaintiff Kenneth Evans on behalf of himself and all others similarly situated in the District Court (the "Evans Lawsuit"). The plaintiff makes substantially similar allegations as those alleged in the Norman Lawsuit, and seeks substantially similar relief. As noted, on January 23, 2018, this case was consolidated and is captioned In re SCANA Corporation Securities Litigation.

On November 10, 2017, a purported class action was filed against SCANA, Kevin Marsh, Jimmy Addison, and Steve Byrne by plaintiff Marsha Fox on behalf of herself and all others similarly situated in the District Court (the "Fox Lawsuit"). The plaintiff makes substantially similar allegations as those alleged in the Norman Lawsuit, and seeks substantially similar relief. As noted, on January 23, 2018, this case was consolidated and is captioned In re SCANA Corporation Securities Litigation.

On November 17, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, Jimmy E. Addison, and Steve B. Byrne by plaintiff West Palm Beach Firefighters’ Pension Fund on behalf of itself and all others similarly situated in the District Court (the "West Palm Beach Lawsuit"). The plaintiff makes substantially similar allegations as those alleged in the Norman Lawsuit, and seeks substantially similar relief. As noted, on January 23, 2018, this case was consolidated and is captioned In re SCANA Corporation Securities Litigation.

On March 15, 2018, a purported class action was filed against SCANA, Dominion Energy, Sedona, Jimmy E. Addison, Gregory E. Aliff, James A. Bennett, John F.A.V. Cecil, Sharon A. Decker, D. Maybank Hagood, Lynne M. Miller, James W. Roquemore, Maceo K. Sloan, and Alfredo Trujillo by plaintiff Mary Turner, on behalf of herself and all others similarly situated in the District Court. The plaintiff alleges, among other things, that the defendants violated provisions of Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs alternatively seek to enjoin the merger, monetary damages, attorneys’ fees, and any other relief the court deems proper. The defendants' motions for extension of time to respond to the plaintiff's Complaint have been granted. Defendants' responses are due July 31, 2018.

FILOT Litigation

On November 29, 2017, Fairfield County filed a Complaint and a Motion for Temporary Injunction against SCE&G in the State Court of Common Pleas in Fairfield County, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and unfair trade practices related to SCE&G’s termination of the FILOT agreement between SCE&G and Fairfield County, related to Unit 2 and Unit 3.

Plaintiff sought a temporary and permanent injunction to prevent SCE&G from terminating the FILOT; actual and consequential damages; treble damages; punitive damages; and attorneys’ fees. Plaintiff sought a hearing within ten days on their motion for temporary injunction. The court heard arguments on December 15, 2017 on the motion for temporary injunction, and asked the parties to submit supplemental briefing and proposed orders by December 20, 2017. Plaintiff voluntarily withdrew the Motion for Temporary Injunction on December 20, 2017. On April 12, 2018, the court denied SCE&G's Motion to Transfer Venue. On May 9, 2018, the defendant served its written responses to the plaintiff's interrogatories and documents responsive to the plaintiff's request for production. On May 31, 2018, the plaintiff issued a subpoena for production of evidence to Ernst & Young with respect to SCANA's income tax reporting position as it pertains to the Nuclear Project and the FILOT. On June 13, 2018, Ernst & Young objected to the subpoena. At June 30, 2018, the defendant's motion to dismiss was pending.

Regulatory and Governmental Proceedings and Investigations

On January 26, 2018, the DOR notified SCANA that it was initiating an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The Company and Consolidated SCE&G understand that the DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. On April 6, 2018, SCE&G responded to the DOR in a letter setting out certain reasons why SCE&G believes the exemptions apply and the audit is improper. On June 1, 2018, SCE&G received from the DOR a notice of proposed assessment arising from that audit of approximately $410 million plus $10.9 million in interest. Under the South Carolina Revenue Procedures Act, SCE&G has 90 days, or until August 30, 2018, to provide a protest to the proposed assessment. The Company and Consolidated SCE&G intend to vigorously contest the DOR's position.

Employment Class Action

On August 8, 2017, a purported class action was filed against SCANA, SCE&G, and its co-defendants Fluor and Fluor Enterprises, Inc., by plaintiffs Harry Pennington III and Timothy Lorenz, on behalf of themselves and all others similarly situated, in the District Court. The plaintiffs allege, among other things, that the defendants violated the WARN Act in connection with the decision to stop construction on the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment. SCANA's and SCE&G's Motion to Dismiss has been denied.

Act 258 and S. 954

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. A hearing on SCE&G’s motion for the issuance of a preliminary injunction was scheduled to begin July 30, 2018.

ITEM 1A. RISK FACTORS

The risk factors from the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 2017, and Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, have been updated and are restated below in their entirety.

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

Dominion Energy and SCANA are not required to complete the merger until after the requisite authorizations, approvals, consents and/or permits are received from the FERC, NRC, SCPSC, NCUC and GPSC. The FERC and the GPSC have approved the merger. Any of the remaining relevant governmental entities may oppose the merger, fail to approve the merger, fail to make required findings in favor of the merger, or impose certain requirements or obligations as conditions for their consent, approval or findings or in connection with their review. Regulatory approvals of the merger or findings with respect to the merger may not be obtained on a timely basis or at all, and such approvals or findings may include conditions that could have an adverse effect on the Company or Consolidated SCE&G, and/or result in the termination of the merger. No assurance can be given that the necessary approvals or findings will be obtained or that any required conditions will not have an adverse effect on Dominion Energy following the merger. Notwithstanding the approval of the Merger Agreement by SCANA shareholders at a special meeting on July 31, 2018, Dominion Energy or SCANA may make decisions after the special meeting to waive a condition or approve certain actions required to obtain regulatory approvals or findings without seeking further approval of the SCANA shareholders.

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

In addition, the Merger Agreement provides that Dominion Energy (but not SCANA) will have the right to refuse to complete the merger if, since the date of the Merger Agreement, any governmental entity shall have enacted any order, or there shall have been any change in law (including the BLRA and the other laws governing South Carolina public utilities), which imposes any material change to the terms, conditions or undertakings set forth in the Joint Petition, or any significant changes to the economic value of the Joint Petition, in each case as determined by Dominion Energy in good faith. One such law (Act 258) could affect the economic value of the Joint Petition. See additional discussion in the next paragraph.

The Merger Agreement further provides that Dominion Energy (but not SCANA) will have the right to refuse to complete the merger if there shall have occurred any substantive change in the BLRA or other laws governing South Carolina public utilities which has or would reasonably be expected to have an adverse effect on SCANA or any of its subsidiaries. One such law (Act 258) makes substantive changes to the BLRA and orders the SCPSC to temporarily reduce collections from rates previously approved by the SCPSC under the BLRA. SCE&G has filed a lawsuit in the District Court challenging the constitutionality of Act 258. If Act 258 remains in effect and is implemented, Dominion Energy would not be obligated to complete the merger.

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

•
the potential negative impact on the Company and Consolidated SCE&G of ultimately resolving the rate and regulatory issues, including pending investigations and legal challenges, relating to the abandonment of the Nuclear Project in a manner satisfactory to SCANA on account of SCANA working with Dominion Energy to pursue the resolution of these issues as contemplated by the Merger Agreement rather than pursuing its regulatory and legal options for resolving these issues independently of considerations and obligations related to the merger; and

•
the loss of other opportunities that could be beneficial to the Company and Consolidated SCE&G that could have been pursued during the pendency of the merger, without realizing any of the benefits of having the merger completed.

In addition to the above risks, SCANA may be required, under certain circumstances, to pay to Dominion Energy a termination fee of $240 million.

If the merger is not completed, no assurance can be given that these risks will not materialize and will not materially adversely affect SCANA's business, financial results and stock price.

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

Dominion Energy and SCANA currently operate as independent public companies. After the merger, Dominion Energy will be required to devote significant management attention and resources to integrating the Company’s and Consolidated SCE&G’s business. Potential difficulties Dominion Energy may encounter in the integration process include the following:

•	the complexities associated with integrating SCANA and its utility businesses, while at the same time providing consistent, high quality services;

•	the complexities of integrating a company with different core services, markets and customers;

•	the inability to attract and retain key employees;

•	potential unknown liabilities and unforeseen increased expenses, delays or regulatory conditions associated with the merger;

•	difficulties in managing political and regulatory conditions related to SCANA’s utility businesses after the merger;

•
the cost recovery plan outlined in the Joint Petition includes a moratorium on filing requests for adjustments in SCANA’s base electric rates until 2021 if the merger is approved by the SCPSC, which would limit Dominion Energy’s ability to recover increases in non-fuel related costs of electric operations for SCE&G’s customers; and

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

Dominion Energy, the Company and Consolidated SCE&G have been and may continue to be adversely affected by negative publicity related to the merger and in connection with other related matters, including the abandonment of the Nuclear Project.

Political and public sentiment in connection with the merger and in connection with other matters, including the abandonment of the Nuclear Project, have resulted in and may continue to result in a significant amount of adverse press coverage and other adverse public statements affecting Dominion Energy and the Company and Consolidated SCE&G. Adverse press coverage and other adverse statements, whether or not driven by political or public sentiment, may also result in further investigations by regulators, legislators and law enforcement officials or in legal claims. Responding to these investigations and lawsuits, regardless of the ultimate outcome of the proceedings, as well as responding to and addressing adverse press coverage and other adverse public statements, can divert the time and effort of senior management from the management of Dominion Energy’s, the Company’s and Consolidated SCE&G’s respective businesses.

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

While the defendants believe that dismissal is warranted, the outcome of any such litigation is inherently uncertain. The defense or settlement of any lawsuit or claim that remains unresolved at the time the merger closes may adversely affect the combined company’s business, financial condition or results of operations.

There is uncertainty as to whether the Company and Consolidated SCE&G will be able to recover costs expended for the Nuclear Project, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through other means. In 2017 the Company and Consolidated SCE&G recognized a significant estimated impairment loss with respect to such investment and related costs. In the event the Company and Consolidated SCE&G were to determine that all or an additional portion of their remaining unrecovered Nuclear Project and related costs are probable of being disallowed and that significant additional impairment losses must be recognized, further material adverse impacts on their results of operations, cash flows and financial condition would occur.

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

In August 2017, special committees of the South Carolina General Assembly, both in the House of Representatives and in the Senate, began conducting public hearings regarding the decision to abandon the Nuclear Project. Members of SCE&G's senior management, along with representatives from Santee Cooper, the ORS and other interested parties, testified before these committees. Several legislative proposals adverse to the Company and Consolidated SCE&G resulted from the work of these committees, two of which became law in 2018 and are described below.

In September 2017, the Company was served with a subpoena issued by the United States Attorney’s Office for the District of South Carolina seeking documents relating to the Nuclear Project. The subpoena requires the Company to produce a broad range of documents related to the project. Also, SLED is conducting a criminal investigation into the handling of the Nuclear Project by SCANA and SCE&G. In October 2017, the staff of the SEC's Division of Enforcement also issued a subpoena for documents related to an investigation they are conducting related to the Nuclear Project. These investigations are ongoing, and the Company and Consolidated SCE&G intend to fully cooperate with them. No assurance can be given as to the timing or outcome of these matters. Also in connection with the abandonment of the Nuclear Project, various state and local governmental authorities have attempted and may further attempt to challenge, reverse or revoke one or more previously-approved tax or economic development incentives, benefits or exemptions and have attempted and may further attempt to apply such actions retroactively. No assurance can be given as to the timing or outcome of these matters.

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

On December 20, 2017, the SCPSC denied a motion by SCE&G to dismiss the Request and the SCPSC requested that the ORS carry out an inspection, audit and examination of SCE&G's revenue requirements to assist the SCPSC in determining whether SCE&G's present schedule of rates is fair and reasonable. Parties who have intervened in the Request or who filed a letter in support of it include the state's Governor, Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. The SCPSC has scheduled a hearing on the Joint Petition and two other dockets related to the Nuclear Project, namely the Request by the ORS and a June 2017 complaint filed by the Friends of the Earth and the Sierra Club, to begin November 1, 2018. This schedule was established in response to legislation (Act 258 and S. 954) described below. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter.

On September 27, 2017, certain scheduled payments under the Toshiba Settlement were purchased by Citibank, including amounts related to certain liens that SCE&G was contesting but for which SCE&G may ultimately have been liable. This transaction, together with an October 2017 payment received from Toshiba, resulted in the receipt of $1.997 billion (approximately $1.098 billion for SCE&G's 55% share). A regulatory liability has been recorded on the condensed consolidated balance sheets to reflect the amount related to the Toshiba Settlement that will be utilized to benefit SCE&G's customers in a manner to be determined by the SCPSC. It is possible that the outcome of regulatory or legal proceedings could result in requiring SCE&G's share of these proceeds to be placed in escrow pending their final disposition, or could require these proceeds to be refunded to customers in the near-term or otherwise make these funds unavailable to SCE&G. If any of these circumstances were to arise, it is anticipated that SCE&G may issue commercial paper, draw on its credit facilities or issue long-term debt to fund such requirement. However, such sources may not be available. Any such requirement would significantly harm the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition. In addition, the purchase agreement with Citibank provides that SCE&G and Santee Cooper (each according to its pro rata share) would indemnify Citibank for its losses arising from misrepresentations or covenant defaults under the purchase agreement.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA related to the Nuclear Project. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. Unless the relief discussed in the next paragraph is granted, the new rates and retroactive credits required by Act 258 are to be put into effect with the first billing cycle of August 2018. Retroactive credits for billed and unbilled amounts for the period April 1, 2018 through June 30, 2018 total approximately $109.3 million. The initial recognition of such retroactive credits includes the effects of cycle billing on unbilled usage. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters various procedures previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. A hearing on SCE&G’s motion for the issuance of a preliminary injunction was held on July 30-31, 2018. Dominion Energy and Sedona would not be obligated to complete the pending merger with SCANA if Act 258 remains in effect and is implemented. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter.

In 2017, SCE&G recorded a pre-tax impairment loss of $1.118 billion related to unrecovered nuclear project costs and other related costs. In the first quarter of 2018, SCE&G recorded an additional pre-tax impairment loss of $3.6 million related to the fair value of nuclear fuel. These impairment losses have had the effect of increasing the Company's and Consolidated SCE&G's ratio of debt to total capitalization. If the SCPSC were to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs would be adversely impacted. Resulting additional pre-tax impairment losses and other charges could total as much as $4.9 billion. Also, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project or other related costs could further increase the Company’s and Consolidated SCE&G’s ratio of debt to total capitalization to a level which could constitute a default under their credit facilities. If such a default occurred, the Company and Consolidated SCE&G would be unable to borrow under their commercial paper programs or, absent a waiver from lenders, under their credit facilities. Borrowing costs for long-term debt issuances and access to capital markets could also be negatively impacted.

The ability of SCE&G to recover its costs related to the construction and subsequent abandonment of the Nuclear Project, and a reasonable return on them, through rates will be subject to review and approval by the SCPSC. An application under the abandonment provisions of the BLRA, and the regulatory process contemplated thereby, have never been pursued or legally challenged. As a result, and in light of recently enacted legislation such as Act 258 and S. 954, the contentious nature of activities involving the General Assembly and other officials, and the Request being considered by the SCPSC, it is uncertain whether SCE&G will be able to successfully recover the costs of the abandoned units, and a reasonable return on them. The SCPSC's hearing to consider the Joint Petition, the Request and a related docket is scheduled to begin November 1, 2018. In any case, anticipated appeals of any ruling by the SCPSC could be protracted. Further, should the regulatory construct in South Carolina change in such a manner that recovery is sought through other legal proceedings or through regulatory proceedings outside the provisions of the BLRA, such as in a general rate case, other uncertainties may arise, such as those highlighted with respect to the Merger Agreement.

Further downgrades in the credit ratings of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect our ability to access capital and to operate our businesses, thereby adversely affecting results of operations, cash flows and financial condition.

Various rating agencies currently rate SCE&G’s senior secured debt and the senior unsecured debt of PSNC Energy as investment grade. One rating agency currently rates SCANA’s senior unsecured debt as investment grade, and two rating agencies rate SCANA's senior unsecured debt as below investment grade. In addition, rating agencies maintain ratings on the short- and long-term debt of SCANA, SCE&G and PSNC Energy and the short-term debt of Fuel Company (which ratings are based upon the guarantee of SCE&G). Rating agencies consider qualitative and quantitative factors when assessing SCANA and its rated operating companies’ credit ratings, including regulatory environment, capital structure and the ability to meet liquidity requirements.

In the first quarter of 2017, the rating agencies placed SCANA and SCE&G’s credit ratings on negative outlook or watch status due to adverse developments relating to the WEC bankruptcy. In the third quarter of 2017, two agencies lowered their ratings for SCANA and its rated subsidiaries, citing a decline in the regulatory environment as a principal reason for the downgrades, and both agencies maintained their negative outlook. On January 3, 2018, after SCANA announced a proposed merger with Dominion Energy, each of the three agencies affirmed or reported no change to their respective credit ratings, and one agency revised its rating outlook for SCANA and its rated operating companies from negative to evolving. However, on January 31, 2018, the South Carolina House of Representatives overwhelmingly approved a bill (which later would become Act 258) designed to temporarily repeal rates SCE&G collects under the BLRA. As a result, on February 5, 2018, one agency downgraded its ratings for SCANA and SCE&G, and attributed the downgrade to the passage of this bill and the politically charged environment that is expected to weigh heavily on any decisions by the SCPSC related to SCE&G's electric rates. After Act 258 became law, on July 2 and 3, 2018, the agencies affirmed their ratings; however, one agency changed its outlook from review to negative. As a result, all of the ratings for SCANA, SCE&G and PSNC Energy have either a negative or evolving outlook, indicating that the ratings are being scrutinized for possible rating actions either currently or dependent on the outcome of uncertain future events.

Any actions taken by or anticipated to be taken by regulators or legislators that are viewed as adverse, including a further change to the BLRA or a requirement that SCE&G make credits to future bills or refunds to customers or any requirement that SCE&G make such credits or refunds in the absence of the merger being consummated, or deterioration of our rated companies’ commonly monitored financial credit metrics and additional adverse developments with respect to the Nuclear Project (including adverse litigation outcomes), could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, borrowing costs on new issuances of long-term debt and commercial paper would increase, which could adversely impact financial results, and refinancing opportunities would be limited or eliminated to the extent that the potential pool of investors and funding sources decreased. Any further lowering of these ratings could also trigger higher interest costs as well as more stringent collateral requirements on interest rate and commodity hedges and under gas supply agreements and a reduction in the availability of suppliers.

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

Following the Company’s decision to abandon construction of Unit 2 and Unit 3, purported derivative and class action lawsuits have been filed in multiple state circuit courts and federal district court on behalf of customers, shareholders and SCANA (in the case of the derivative shareholder actions), against SCANA, SCE&G, or both, and in certain cases some of their officers and/or directors. The plaintiffs allege various causes of action, including waste, breach of fiduciary duty, negligence, unfair trade practices, unjust enrichment, conspiracy, fraud, constructive fraud, misrepresentation and negligent misrepresentation, promissory estoppel, constructive trust, and money had and received, among other causes of action. Plaintiffs generally seek compensatory, consequential and statutory treble damages and such further relief as the court deems just and proper. In addition, certain plaintiffs seek a declaration that SCE&G may not charge its customers to reimburse itself for past and continuing costs of the Nuclear Project. Certain plaintiffs also seek to freeze or appoint a receiver for certain of SCE&G’s assets, namely all money SCE&G has received under the Toshiba payment guaranty and related settlement agreement for the Nuclear Project.

Purported class action lawsuits have been filed on behalf of investors in federal court against SCANA and certain of its current and former executive officers and directors. The plaintiffs allege, among other things, that defendants violated Section 10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder and RICO. In addition, one plaintiff alleges that director defendants violated Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs in each of these suits seek compensatory and consequential damages and such further relief as the court deems proper. The plaintiffs also allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the Merger Agreement or to have the Merger Agreement amended to provide more favorable terms for plaintiffs, monetary damages, attorneys' fees and such further relief as the court deems proper.

Lawsuits seeking class action status have also been filed on behalf of investors and shareholder derivative actions have been filed in the Court of Common Pleas in the Counties of Lexington and Richland, South Carolina, against SCANA, its CEO and directors, Dominion Energy and Sedona. Following removal of certain of these class action lawsuits and shareholder derivative actions from state courts to federal court and remand from the District Court back to state courts, in at least one instance such action was appealed to the United States Court of Appeals for the Fourth Circuit on July 26, 2018 by Dominion Energy.

On July 13, 2018, SCANA’s Board of Directors elected two new, independent directors and exercised its right under South Carolina corporate law to form a Special Litigation Committee comprised solely of these newly elected members ("SLC") to investigate the claims asserted against current and former officers and directors of SCANA in derivative shareholder actions and related actions ("Derivative Litigation") and to determine SCANA’s best interests with respect to these actions. On July 24, 2018, SCANA, acting at the direction of the SLC, filed a motion to stay all federal court proceedings in the Derivative Litigation (In Re SCANA Corporation Derivative Litigation) to allow time for the SLC to conduct an independent investigation into the facts and circumstances giving rise to the Derivative Litigation, and to determine what course of action is in the best interests of SCANA and its shareholders with respect to the Derivative Litigation (e.g., prosecution of the claims in the name of SCANA, seeking dismissal of some or all of the claims, or taking other remedial actions).

On July 17, 2018, a case filed in the District Court styled Pennington et al. v. SCANA, Fluor Corporation and Fluor Enterprises was certified as a class action on behalf of persons who were formerly employed at the Nuclear Project. The plaintiffs allege, among other things, that the defendants violated the WARN Act in connection with the decision to stop construction on the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment.

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

The Company has also been served with subpoenas issued by the United States Attorney’s Office for the District of South Carolina and the staff of the SEC's Division of Enforcement seeking documents relating to the Nuclear Project. Also, SLED is conducting a criminal investigation into the handling of the Nuclear Project by SCANA and SCE&G. These investigations are ongoing, and the Company and Consolidated SCE&G intend to fully cooperate with them.

The DOR has initiated an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. On June 1, 2018, SCE&G received from the DOR a notice of proposed assessment arising from that audit of approximately $410 million, plus interest. SCE&G intends to protest the proposed assessment.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims, and audit positions or assessments which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or other claims, allegations or assessments which may arise, including any claims that may be asserted by Santee Cooper, and it is possible that adverse outcomes from some of these matters would not be covered by insurance. A resolution adverse to the Company and Consolidated SCE&G could adversely affect results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G are engaged in activities for which they have claimed research and experimentation tax deductions and credits and tax abandonment losses, all of which are the subject of uncertainty and which may be considered controversial by the taxing authorities.  The outcome of those uncertainties could adversely impact cash flows, results of operations and financial condition.

The Company and Consolidated SCE&G have claimed significant research and experimentation tax deductions and credits related to the design and construction activities of Unit 2 and Unit 3. A significant portion of these claims followed the issuance of final IRS regulations in 2014 regarding such treatment with respect to expenditures related to the design and construction of pilot models. The Company and Consolidated SCE&G have also claimed a significant tax deduction related to the decision to stop construction and to abandon the Nuclear Project in 2017.

These tax claims primarily involve the timing of recognition of tax deductions rather than permanent tax attributes, and their permanent attributes (net), as well as most of the interest accruals required to be recorded with respect to them, had been deferred within regulatory assets. As such, until December 31, 2017 when these deferrals were considered to be impaired, these claims had not had, and were not expected to have in the future, significant direct effects on the Company’s and Consolidated SCE&G’s results of operations.  Nonetheless, the claims have contributed significantly to the Company’s and Consolidated SCE&G’s cash flows by providing a significant source of capital and lessening the level of debt and equity financing that the Company and Consolidated SCE&G have needed to raise in the financial markets.

The claims made to date are under (or are expected to come under) examination and are considered controversial by the IRS. To the extent that any of these claims are not sustained as ordinary losses on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts. Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's liquidity, cash flows, results of operations and financial condition. In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed. Additionally, in such circumstances, the Company and Consolidated SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access capital markets for other purposes.

The Company and Consolidated SCE&G are subject to numerous environmental laws and regulations that require significant capital expenditures, can increase our costs of operations and may impact our business plans or expose us to environmental liabilities.

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing NOX, SO2, mercury and particulate matter). Some form of regulation is expected at the federal and state levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of CO2 from newly constructed fossil fuel-fired units. No new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company and Consolidated SCE&G do not plan to construct new coal-fired units in the foreseeable future. In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. On October 10, 2017, the Administrator of the EPA signed a notice proposing to repeal the rule on the grounds that it exceeds the EPA's statutory authority. The EPA is further considering the scope of any potential replacement rule and plans to formally solicit information on systems of emission reduction that are in accord with the EPA's interpretation of its statutory authority. However, a number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none has yet been enacted. In April 2012, the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. The EPA's rule for cooling water intake structures to meet the best technology available became effective in October 2014, and the EPA also issued a final rule in December 2014 regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA finalized new standards under the CWA governing effluent limitation guidelines for electric generating units in September 2015. The rule setting forth these new standards has been stayed administratively, and the EPA has begun a new rulemaking process that could take until 2020 before revisions to the effluent limitation guidelines for electric generating units is complete.

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

The compliance costs of these environmental laws and regulations are important considerations in the Company's and Consolidated SCE&G's strategic planning and, as a result, significantly affect the decisions to construct, operate, and retire facilities, including generating facilities. In turn, they affect the costs and rates of the Company and Consolidated SCE&G. For example, in effecting compliance with MATS, SCE&G has retired three of its oldest and smallest coal-fired units and converted three others such that they are gas-fired.

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

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects (including the abandonment of Unit 2 and Unit 3 as previously described), results of DSM Programs, results of DER programs, and/or increases in operating costs may lead to requests for regulatory relief and any related administrative or legislative action, decision, regulation or law affecting rates, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits. Additionally, in 2018 certain state legislative proposals became law (Act 258 and S. 954) which could lead to adverse impacts on SCE&G’s rate recovery with respect to the Nuclear Project. Furthermore, there can be no assurance that other legislation which might modify or repeal the BLRA in a manner which would adversely impact SCE&G’s rate recovery, including its reasonable return on costs, with respect to its abandonment of Unit 2 and Unit 3 will not be proposed and passed. Any such action, particularly Act 258 remaining in effect and implemented, could also result in a failure to consummate the merger.

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

The Company and Consolidated SCE&G depend on maintaining the physical and cyber security of their operations and assets.  As much of our business is part of the nation's critical infrastructure, the loss or physical impairment of the assets associated with that portion of our businesses could have serious adverse impacts on the customers and communities that we serve.  Virtually all of the Company's and Consolidated SCE&G's operations are dependent in some manner upon our cyber systems, which encompass electric and gas operations, nuclear and fossil fuel generating plants, human resource and customer systems and databases, information system networks, and systems containing confidential corporate information. Cyber systems, such as those of the Company and Consolidated SCE&G, are often targets of malicious cyber attacks. A successful physical or cyber attack could lead to outages, failure of operations of all or portions of our businesses, damage to key components and equipment, and exposure of confidential customer, vendor, shareholder, employee, or corporate information. The Company and Consolidated SCE&G may not be readily able to recover from such events. In addition, the failure to secure our operations from such physical and cyber events may cause us reputational damage. Litigation, penalties and claims from a number of parties, including customers, regulators and shareholders, may ensue. Insurance may not be adequate to mitigate the adverse impacts of these events. As a result, the Company's and Consolidated SCE&G's financial condition, results of operations, and cash flows may be adversely affected.

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

Natural disasters (such as hurricanes or other significant weather events, electromagnetic events, earthquakes, flooding or fires) or man-made mishaps (such as natural gas transmission pipeline failure, electric utility companies' ash pond failures, and cyber-security failures experienced by many businesses) could have direct significant impacts on the Company and Consolidated SCE&G and on our key contractors and suppliers or could impact us through changes to federal, state or local policies, laws and regulations, and have a significant impact on our financial condition, operating expenses, and cash flows.

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

The Company and Consolidated SCE&G are subject to the risk of loss of sales due to the growth of distributed generation especially in the form of renewable power such as solar photovoltaic systems, which systems have undergone a rapid decline in their costs. As a result of federal and state subsidies, potential regulations allowing third-party retail sales, and advances in distributed generation technology, particularly when combined with storage solutions, the growth of such distributed generation could be significant in the future. Such growth will lessen Company and Consolidated SCE&G sales and will slow growth, potentially causing higher rates to customers.

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

In addition, conservation and demand side management efforts and/or technological advances, including storage technology, may cause or enable customers to significantly reduce their usage of the Company’s and SCE&G’s products and adversely affect sales, sales growth, and customer usage patterns. For instance, improvements in energy storage technology, if realized, could have dramatic impacts on the viability of and growth in distributed generation.

Factors that generally could affect our ability to access capital, in addition to issues arising from the Nuclear Project and our credit ratings, include economic conditions and our capital structure. Much of our business is capital intensive, and achievement of our capital plan and long-term growth targets is dependent, at least in part, upon our ability to access capital at rates and on terms that are attractive. If our ability to access capital becomes significantly constrained, our interest costs will likely increase and our financial condition and future results of operations could be adversely impacted.

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

For the quarter ended June 30, 2018, our board of directors declared a dividend that is reduced by approximately 80% from the dividend paid to our shareholders for the quarter ended March 31, 2018. The reduction corresponds to the portion of dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues resulting from the implementation of Act 258. Any determination to pay dividends to holders of our common stock in the future, as well as the amount of any dividend, are subject to approval by our board of directors, and will depend upon many factors, including those described above and other factors that our board of directors deems relevant. Any further or sustained reduction in our payment of dividends in the future may result in a decline in the value of our common stock. Such a decline in value could limit our ability to raise debt and equity capital.

The use of derivative instruments could result in financial losses and liquidity constraints. The Company and Consolidated SCE&G do not fully hedge against financial market risks or price changes in commodities. This could result in increased costs, thereby resulting in lower margins and adversely affecting results of operations, cash flows and financial condition.

The Company and Consolidated SCE&G may use derivative instruments, including futures, forwards, options and swaps, to manage our financial market risks. The Company also uses such derivative instruments to manage certain commodity (i.e., natural gas) market risk. We could be required to provide cash collateral or recognize financial losses on these contracts as a result of volatility in the market values of the underlying commodities and financial contracts or if a counterparty fails to perform under a contract. We could also be required to provide additional cash collateral if credit rating agency downgrades of our debt trigger more stringent requirements.

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

From time to time, the Company and Consolidated SCE&G make strategic decisions that may impact our direction with regard to business opportunities, the services and technologies offered to customers or that are used to serve customers, and the generating plants and other infrastructure that form the basis of much of our business. These strategic decisions may not result in a return of or on our invested capital, and the effects of these strategic decisions may have long-term implications that are not likely to be known to us in the short-term. Changing political climates and public attitudes, including customers' concerns regarding rate increases, such as the current environment relating to proposed recovery of costs, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through other means, may adversely affect the ongoing acceptability of strategic decisions that have been made (and, in some cases, previously supported by legislation or approved by regulators), to the detriment of the Company or Consolidated SCE&G (e.g., further revision or repeal of the BLRA). In addition, operating covenants in the Merger Agreement require the consent of Dominion Energy prior to SCANA taking certain actions, which consent cannot be unreasonably withheld, during the pendency of the merger. As a result, the Company and Consolidated SCE&G may be unable to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing or other specified transactions or pursue actions that are not in the ordinary course of business even if such actions would prove beneficial. Further, the Company's and Consolidated SCE&G's management and employees may be focused on completion of the merger, which could lead to the disruption of ongoing business or inconsistencies in service, standards, controls, procedures and policies, any of which could adversely affect the ability of the Company and Consolidated SCE&G to maintain relationships with customers, regulators, vendors and employees, or could otherwise adversely affect their business and financial results, without realizing any of the benefits of having the merger completed. Over time, these strategic decisions or changing attitudes toward such decisions, which could be adverse to the Company’s or Consolidated SCE&G’s interests, may have a negative effect on our results of operations, cash flows and financial condition, as well as limit our ability to access capital.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
April 1 - 30	10,197	$37.43	10,197
May 1 - 31	—	—	—
June 1 - 30	—	—	—
Total	10,197		10,197	*

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: August 2, 2018	James E. Swan, IV
Vice President and Controller
(Principal accounting officer)