Form 10-Q
period 2018-09-30
SCANA CORP; SOUTH CAROLINA ELECTRIC & GAS CO
filed 2018-11-05
CIK 754737, 91882

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

Commission	Registrant, State of Incorporation,	I.R.S. Employer
File Number	Address and Telephone Number	Identification No.
1-8809	SCANA Corporation (a South Carolina corporation)	57-0784499
1-3375	South Carolina Electric & Gas Company (a South Carolina corporation)	57-0248695
100 SCANA Parkway, Cayce, South Carolina 29033
(803) 217-9000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. SCANA Corporation Yes ☒ No ☐  South Carolina Electric & Gas Company Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
SCANA Corporation Yes ☐ No ☒  South Carolina Electric & Gas Company Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

	Description of	Shares Outstanding
Registrant	Common Stock	at October 26, 2018
SCANA Corporation	Without Par Value	142,619,243
South Carolina Electric & Gas Company	Without Par Value	40,296,147 (a)
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

TABLE OF CONTENTS

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

Statements included in this Quarterly Report on Form 10-Q which are not statements of historical fact are intended to be, and are hereby identified as, “forward-looking statements” for purposes of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements include, but are not limited to, statements concerning the proposed merger with Dominion Energy, recovery of Nuclear Project abandonment costs, key earnings drivers, customer growth, environmental regulations and expenditures, leverage ratio, projections for pension fund contributions, financing activities, access to sources of capital, impacts of the adoption of new accounting rules and estimated capital and other expenditures.  In some cases, forward-looking statements can be identified by terminology such as “may,” “will,” “could,” “should,” “expects,” “forecasts,” “plans,” “targets,” “anticipates,” “believes,” “estimates,” “projects,” “predicts,” “potential” or “continue” or the negative of these terms or other similar terminology.  Readers are cautioned that any such forward-looking statements are not guarantees of future performance and involve a number of risks and uncertainties, and that actual results could differ materially from those indicated by such forward-looking statements due to the information being of a preliminary nature and subject to further and/or continuing review and adjustment. Other important factors that could cause such material differences include, but are not limited to, the following:

(1) the occurrence of any event, change or other circumstances that could give rise to the failure to consummate the proposed merger with Dominion Energy; (2) the ability of SCE&G to recover through rates the costs expended on the Nuclear Project, and a reasonable return on those costs, under the abandonment provisions of the BLRA or through other means; (3) uncertainties relating to the bankruptcy filing by WEC and WECTEC; (4) further changes in tax laws and realization of tax benefits and credits, and the ability to realize or maintain tax credits and deductions, particularly in light of the abandonment of the Nuclear Project; (5) legislative and regulatory actions, particularly changes related to electric and gas services, rate regulation, regulations governing electric grid reliability and pipeline integrity, environmental regulations including any imposition of fees or taxes on carbon emitting generating facilities, the BLRA, and any actions involving or arising from the abandonment of the Nuclear Project; (6) current and future litigation, including particularly litigation or government investigations or any actions involving or arising from the construction or abandonment of the Nuclear Project or arising from the proposed merger with Dominion Energy, including the possible impacts on liquidity and other financial impacts therefrom; (7) the impact of any decision by SCANA to pay quarterly dividends to its shareholders or the reduction, suspension or elimination of the amount thereof; (8) the results of short- and long-term financing efforts, including prospects for obtaining access to capital markets and other sources of liquidity, and the effect of rating agency actions on the cost of and access to capital and sources of liquidity of SCANA and its subsidiaries (the Company); (9) the ability of suppliers, both domestic and international, to timely provide the labor, secure processes, components, parts, tools, equipment and other supplies needed which may be highly specialized or in short supply, at agreed upon quality and prices, for our construction program, operations and maintenance; (10) the results of efforts to ensure the physical and cyber security of key assets and processes; (11) changes in the economy, especially in areas served by subsidiaries of SCANA; (12) the impact of competition from other energy suppliers, including competition from alternate fuels in industrial markets; (13) the impact of conservation and demand side management efforts and/or technological advances on customer usage; (14) the loss of electricity sales to distributed generation, such as solar photovoltaic systems or energy storage systems; (15) growth opportunities for SCANA’s regulated and other subsidiaries; (16) the effects of weather, especially in areas where the generation and transmission facilities of the Company are located and in areas served by SCANA’s subsidiaries; (17) changes in SCANA’s or its subsidiaries’ accounting rules and accounting policies; (18) payment and performance by counterparties and customers as contracted and when due; (19) the results of efforts to license, site, construct and finance facilities, and to receive related rate recovery, for generation and transmission; (20) the results of efforts to operate the Company's electric and gas systems and assets in accordance with acceptable performance standards, including the impact of additional distributed generation; (21) the availability of fuels such as coal, natural gas and enriched uranium used to produce electricity; the availability of purchased power and natural gas for distribution; the level and volatility of future market prices for such fuels and purchased power; and the ability to recover the costs for such fuels and purchased power; (22) the availability and retention of skilled, licensed and experienced human resources to properly manage, operate, and grow the Company’s businesses, particularly in light of uncertainties with respect to legislative and regulatory actions surrounding recovery of Nuclear Project costs and the announced potential merger with Dominion Energy; (23) labor disputes; (24) performance of SCANA’s pension plan assets and the effect(s) of associated discount rates; (25) inflation or deflation; (26) changes in interest rates; (27) compliance with regulations; (28) natural disasters, man-made mishaps and acts of terrorism that directly affect our operations or the regulations governing them; and (29) the other risks and uncertainties described from time to time in the reports filed by SCANA or SCE&G with the SEC.

SCANA and SCE&G disclaim any obligation to update any forward-looking statements.

DEFINITIONS

The following abbreviations or terms used in the text have the meanings set forth below unless the context requires otherwise:

TERM	MEANING
ACE	Affordable Clean Energy
Act 258	Act 258 (previously referenced as H. 4375) adopted by the South Carolina General Assembly
AFC	Allowance for Funds Used During Construction
ANI	American Nuclear Insurers
AOCI	Accumulated Other Comprehensive Income (Loss)
ARO	Asset Retirement Obligation
Bankruptcy Court	U.S. Bankruptcy Court for the Southern District of New York
BLRA	Base Load Review Act
CAA	Clean Air Act, as amended
CAIR	Clean Air Interstate Rule
CCR	Coal Combustion Residuals
CEC	Columbia Energy Center
CEO	Chief Executive Officer
CFO	Chief Financial Officer
CFTC	Commodity Futures Trading Commission
Citibank	Citibank, N.A.
CO2	Carbon Dioxide
Company	SCANA, together with its consolidated subsidiaries
Concurrent Dockets
Separate dockets before the SCPSC related to the Nuclear Project which are being handled concurrently. The Concurrent Dockets are comprised of the Joint Petition, the Request, and a June 2017 complaint filed by the Friends of the Earth and the Sierra Club.

Consolidated SCE&G	SCE&G and its consolidated affiliates
Consortium	A consortium consisting of WEC and WECTEC
Court of Appeals	United States Court of Appeals for the Fourth Circuit
CPP	Clean Power Plan
CSAPR	Cross-State Air Pollution Rule
CUT	Customer Usage Tracker (decoupling mechanism)
CWA	Clean Water Act
DER	Distributed Energy Resource
Derivative Litigation	Claims asserted against current and former officers and directors of SCANA in derivative shareholder actions and related actions
DHEC	South Carolina Department of Health and Environmental Control
District Court	United States District Court for the District of South Carolina
Dodd-Frank	Dodd-Frank Wall Street Reform and Consumer Protection Act
Dominion Energy	Dominion Energy, Inc.
DOR	South Carolina Department of Revenue
DSM Programs	Electric Demand Side Management Programs
ELG Rule	Federal effluent limitation guidelines for steam electric generating units
EMANI	European Mutual Association for Nuclear Insurance
EPA	United States Environmental Protection Agency
EPC Contract	Engineering, Procurement and Construction Agreement dated May 23, 2008, as amended by the October 2015 Amendment
Exchange Act	Securities Exchange Act of 1934, as amended
FASB	Financial Accounting Standards Board
FERC	United States Federal Energy Regulatory Commission
FILOT	Fee in Lieu of Taxes
Fuel Company	South Carolina Fuel Company, Inc.
GAAP	Accounting principles generally accepted in the United States of America
GENCO	South Carolina Generating Company, Inc.
GHG	Greenhouse Gas

GPSC	Georgia Public Service Commission
GWh	Gigawatt hour
IAA	Interim Assessment Agreement dated March 28, 2017, as amended, among SCE&G, Santee Cooper, WEC and WECTEC
IRC	Internal Revenue Code of 1986, as amended
IRS	Internal Revenue Service
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

Level 3	A fair value measurement using unobservable inputs, including situations where there is little, if any, market activity for the asset or liability
LOC	Lines of Credit
MATS	Mercury and Air Toxics Standards
Merger Agreement	Agreement and Plan of Merger, dated as of January 2, 2018, by and among Dominion Energy, Sedona and SCANA
MGP	Manufactured Gas Plant
MMBTU	Million British Thermal Units
MW or MWh	Megawatt or Megawatt-hour
NAAQS	National Ambient Air Quality Standards
NASDAQ	The NASDAQ Stock Market, Inc.
NAV	Net Asset Value
NCUC	North Carolina Utilities Commission
NEIL	Nuclear Electric Insurance Limited
NERC	North American Electric Reliability Corporation
NOL	Net Operating Loss
NOX	Nitrogen Oxide
NPDES	National Pollutant Discharge Elimination System
NRC	United States Nuclear Regulatory Commission
NSPS	New Source Performance Standards
NSR	New Source Review
Nuclear Project	Project to construct Unit 2 and Unit 3 under the EPC Contract
NYMEX	New York Mercantile Exchange
OCI	Other Comprehensive Income
ORS	South Carolina Office of Regulatory Staff
PGA	Purchased Gas Adjustment
PHMSA	United States Pipeline Hazardous Materials Safety Administration
Price-Anderson	Price-Anderson Indemnification Act
PSNC Energy	Public Service Company of North Carolina, Incorporated
Registrants	SCANA and SCE&G
Reorganization Plan	Modified Second Amended Joint Chapter 11 Plan of Reorganization, filed by WEC
Request	Request for Rate Relief filed by the ORS on September 26, 2017, as subsequently amended on October 17, 2017
RICO	The Racketeer Influenced and Corrupt Organizations Act
ROE	Return on Equity
RSA	Natural Gas Rate Stabilization Act
RTO/ISO	Regional Transmission Organization/Independent System Operator
Santee Cooper	South Carolina Public Service Authority
SCANA	SCANA Corporation, the parent company
SCANA Energy	SCANA Energy Marketing, Inc.
SCANA Services	SCANA Services, Inc.
SCE&G	South Carolina Electric & Gas Company
SCEUC	South Carolina Energy Users Committee

SCPSC	Public Service Commission of South Carolina
SEC	United States Securities and Exchange Commission
Sedona	Sedona Corp., a wholly-owned subsidiary of Dominion Energy
SLC	Special Litigation Committee
SLED	South Carolina Law Enforcement Division
SO2	Sulfur Dioxide
Summer Station	V. C. Summer Nuclear Station
Tax Act
An Act to Provide for Reconciliation Pursuant to Titles II and V of the Concurrent Resolution on the Budget for Fiscal Year 2018 (previously known as The Tax Cuts and Jobs Act) enacted on December 22, 2017

Toshiba	Toshiba Corporation, parent company of WEC
Toshiba Settlement	Settlement Agreement dated as of July 27, 2017, by and among Toshiba, SCE&G and Santee Cooper
Unit 1	Nuclear Unit 1 at Summer Station
Unit 2	Nuclear Unit 2 at Summer Station (abandoned prior to completion)
Unit 3	Nuclear Unit 3 at Summer Station (abandoned prior to completion)
USACE	United States Army Corps of Engineers
VIE	Variable Interest Entity
WARN Act	Worker Adjustment and Retraining Notification Act
WEC	Westinghouse Electric Company LLC
WEC Subcontractors	Subcontractors and suppliers to the Consortium
WECTEC	WECTEC Global Project Services, Inc. (formerly known as Stone & Webster, Inc.), a wholly-owned subsidiary of WEC
Williams Station	A.M. Williams Generating Station, owned by GENCO
WNA	Weather Normalization Adjustment

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

SCANA Corporation and Subsidiaries
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	September 30, 2018	December 31, 2017
Assets
Utility Plant In Service	$15,012	$14,370
Accumulated Depreciation and Amortization	(5,059)	(4,611)
Construction Work in Progress	537	471
Nuclear Fuel, Net of Accumulated Amortization	182	208
Goodwill, net of writedown of $230	210	210
Utility Plant, Net	10,882	10,648
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation of $140 and $133	269	270
Assets held in trust, net-nuclear decommissioning	139	136
Other investments	135	68
Nonutility Property and Investments, Net	543	474
Current Assets:
Cash and cash equivalents	462	409
Receivables:
Customer, net of allowance for uncollectible accounts of $4 and $6	474	665
Income taxes	—	198
Other	75	105
Inventories (at average cost):
Fuel and gas supply	123	143
Materials and supplies	166	161
Prepayments	108	99
Derivative financial instruments	—	54
Other current assets	12	17
Total Current Assets	1,420	1,851
Deferred Debits and Other Assets:
Regulatory assets	5,739	5,580
Other	232	186
Total Deferred Debits and Other Assets	5,971	5,766
Total	$18,816	$18,739

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2018	December 31, 2017
Capitalization and Liabilities
Common Stock - no par value, 143 million shares outstanding	$2,389	$2,390
Retained Earnings	3,036	2,915
Accumulated Other Comprehensive Loss	(34)	(50)
Total Common Equity	5,391	5,255
Long-Term Debt, net	6,735	5,906
Total Capitalization	12,126	11,161
Current Liabilities:
Short-term borrowings	314	350
Current portion of long-term debt	18	727
Accounts payable	263	438
Customer deposits and customer prepayments	146	112
Revenue subject to refund	61	—
Taxes accrued	179	214
Interest accrued	90	87
Dividends declared	18	86
Derivative financial instruments	3	6
Other	72	93
Total Current Liabilities	1,164	2,113
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,355	1,261
Asset retirement obligations	579	568
Pension and other postretirement benefits	347	360
Unrecognized tax benefits	19	19
Regulatory liabilities	3,040	3,059
Other	186	198
Total Deferred Credits and Other Liabilities	5,526	5,465
Commitments and Contingencies (Note 10)
Total	$18,816	$18,739

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars, except per share amounts	2018	2017	2018	2017
Operating Revenues:
Electric	$669	$786	$1,767	$2,042
Gas - regulated	122	123	631	584
Gas - nonregulated	135	167	550	623
Total Operating Revenues	926	1,076	2,948	3,249
Operating Expenses:
Fuel used in electric generation	188	167	503	464
Purchased power	10	22	77	54
Gas purchased for resale	177	211	774	808
Other operation and maintenance	201	181	610	535
Impairment loss	—	210	4	210
Depreciation and amortization	100	96	299	285
Other taxes	67	67	206	200
Total Operating Expenses	743	954	2,473	2,556
Operating Income	183	122	475	693
Other Income, net	3	19	136	45
Interest charges, net of allowance for borrowed funds used during construction of $3, $2, $9 and $16	(99)	(95)	(292)	(270)
Income Before Income Tax Expense	87	46	319	468
Income Tax Expense	20	12	75	142
Net Income	$67	$34	$244	$326

Earnings Per Share of Common Stock	$0.47	$0.24	$1.71	$2.28
Weighted Average Common Shares Outstanding (millions)	143	143	143	143
Dividends Declared Per Share of Common Stock	$0.1237	$0.6125	$0.8599	$1.8375

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of dollars	2018	2017	2018	2017
Net Income	$67	$34	$244	$326
Other Comprehensive Income (Loss), net of tax:
Unrealized Gains (Losses) on Cash Flow Hedging Activities:
Arising during period, net of tax of $-, $-, $1, and $(3)	1	—	5	(5)
Reclassified as increase to interest expense, net of tax of $1, $1, $2, and $3	3	2	7	6
Reclassified as increase (decrease) to gas purchased for resale, net of tax of $-, $-, $1 and $(1)	—	—	2	(2)
Net unrealized gains (losses) on cash flow hedging activities	4	2	14	(1)
Deferred cost of employee benefit plans, net of tax of $-, $-, $-, and $-	1	1	2	1
Other Comprehensive Income	5	3	16	—
Total Comprehensive Income	$72	$37	$260	$326

See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2018	2017
Cash Flows From Operating Activities:
Net income	$244	$326
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	4	210
Deferred income taxes, net	89	(395)
Depreciation and amortization	327	302
Amortization of nuclear fuel	41	31
Allowance for equity funds used during construction	(12)	(17)
Carrying cost recovery	(4)	(27)
Changes in certain assets and liabilities:
Receivables	207	79
Income taxes receivable	198	136
Inventories	(40)	(58)
Prepayments	(5)	(6)
Regulatory assets	(10)	(48)
Regulatory liabilities	(95)	(3)
Accounts payable	(53)	(22)
Revenue subject to refund	61	—
Unrecognized tax benefits	—	183
Taxes accrued	(35)	325
Derivative financial instruments	(2)	(3)
Other assets	(69)	(37)
Other liabilities	12	(49)
Net Cash Provided From Operating Activities	858	927
Cash Flows From Investing Activities:
Property additions and construction expenditures	(743)	(1,095)
Proceeds from monetization of guaranty settlement	—	1,013
Proceeds from investments and sales of assets (including derivative collateral returned)	87	116
Purchase of investments (including derivative collateral posted)	(144)	(115)
Proceeds upon interest rate derivative contract settlements	115	—
Net Cash Used For Investing Activities	(685)	(81)
Cash Flows From Financing Activities:
Proceeds from issuance of long-term debt	935	150
Repayment of long-term debt	(828)	(16)
Dividends	(191)	(258)
Short-term borrowings, net	(36)	81
Net Cash Used For Financing Activities	(120)	(43)
Net Increase In Cash and Cash Equivalents	53	803
Cash and Cash Equivalents, January 1	409	208
Cash and Cash Equivalents, September 30	$462	$1,011
Supplemental Cash Flow Information:
Cash for–Interest paid (net of capitalized interest of $9 and $16)	$270	$247
–Income taxes paid	3	1
–Income taxes received	206	123
Noncash Investing and Financing Activities:
Accrued construction expenditures	49	44
Capital leases	9	6
Guaranty settlement receivable	—	83
See Notes to Condensed Consolidated Financial Statements.

SCANA Corporation and Subsidiaries
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
Millions	Shares	Outstanding Amount	Treasury Amount	Retained Earnings	Gains (Losses) from Cash Flow Hedges	Deferred Employee Benefit Plans	Total AOCI	Total
Balance as of January 1, 2018	143	$2,402	$(12)	$2,915	$(37)	$(13)	$(50)	$5,255
Net Income				169				169
Other Comprehensive Income
Gains arising during the period					3	—	3	3
Losses/amortization reclassified from AOCI					4	1	5	5
Total Comprehensive Income				169	7	1	8	177
Purchase of Treasury Stock			(1)					(1)
Dividends Declared ($0.6125 per share)				(87)				(87)
Balance as of March 31, 2018	143	$2,402	$(13)	$2,997	$(30)	$(12)	$(42)	$5,344
Net Income				8				8
Other Comprehensive Income
Gains arising during the period					1	—	1	1
Losses/amortization reclassified from AOCI					2	—	2	2
Total Comprehensive Income				8	3	—	3	11
Dividends Declared ($0.1237 per share)				(18)				(18)
Balance as of June 30, 2018	143	$2,402	$(13)	$2,987	$(27)	$(12)	$(39)	$5,337
Net Income				67				67
Other Comprehensive Income
Gains arising during the period					1	—	1	1
Losses/amortization reclassified from AOCI					3	1	4	4
Total Comprehensive Income				67	4	1	5	72
Dividends Declared ($0.1237 per share)				(18)				(18)
Balance as of September 30, 2018	143	$2,402	$(13)	$3,036	$(23)	$(11)	$(34)	$5,391

Balance as of January 1, 2017	143	$2,402	$(12)	$3,384	$(36)	$(13)	$(49)	$5,725
Net Income				171				171
Other Comprehensive Income (Loss)
Losses arising during the period					(2)	—	(2)	(2)
Total Comprehensive Income				171	(2)	—	(2)	169
Purchase of Treasury Stock			(1)					(1)
Dividends Declared ($0.6125 per share)				(87)				(87)
Balance as of March 31, 2017	143	$2,402	$(13)	$3,468	$(38)	$(13)	$(51)	$5,806
Net Income				121				121
Other Comprehensive Income (Loss)
Losses arising during the period					(3)	—	(3)	(3)
Losses/amortization reclassified from AOCI					2	—	2	2
Total Comprehensive Income				121	(1)	—	(1)	120
Dividends Declared ($0.6125 per share)				(88)				(88)
Balance as of June 30, 2017	143	$2,402	$(13)	$3,501	$(39)	$(13)	$(52)	$5,838
Net Income				34				34
Other Comprehensive Income
Losses/amortization reclassified from AOCI					2	1	3	3
Total Comprehensive Income				34	2	1	3	37
Dividends Declared ($0.6125 per share)				(88)				(88)
Balance as of September 30, 2017	143	$2,402	$(13)	$3,447	$(37)	$(12)	$(49)	$5,787

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Balance Sheets
(Unaudited)

Millions of dollars	September 30, 2018	December 31, 2017
Assets
Utility Plant In Service	$12,716	$12,161
Accumulated Depreciation and Amortization	(4,541)	(4,124)
Construction Work in Progress	333	375
Nuclear Fuel, Net of Accumulated Amortization	182	208
Utility Plant, Net ($677 and $711 related to VIEs)	8,690	8,620
Nonutility Property and Investments:
Nonutility property, net of accumulated depreciation	73	71
Assets held in trust, net-nuclear decommissioning	139	136
Other investments	1	2
Nonutility Property and Investments, Net	213	209
Current Assets:
Cash and cash equivalents	439	395
Receivables:
Customer, net of allowance for uncollectible accounts of $3 and $4	357	390
Affiliated companies	186	32
Income taxes	—	198
Other	54	85
Inventories (at average cost):
Fuel	64	90
Materials and supplies	155	149
Prepayments	95	82
Derivative financial instrument	—	54
Other current assets	2	2
Total Current Assets ($74 and $191 related to VIEs)	1,352	1,477
Deferred Debits and Other Assets:
Regulatory assets	5,623	5,476
Other	180	164
Other affiliate	71	—
Total Deferred Debits and Other Assets ($34 and $50 related to VIEs)	5,874	5,640
Total	$16,129	$15,946

See Notes to Condensed Consolidated Financial Statements.

Millions of dollars	September 30, 2018	December 31, 2017
Capitalization and Liabilities
Common Stock - no par value, 40.3 million shares outstanding	$2,860	$2,860
Retained Earnings	2,146	1,982
Accumulated Other Comprehensive Loss	(3)	(4)
Total Common Equity	5,003	4,838
Noncontrolling Interest	169	142
Total Equity	5,172	4,980
Long-Term Debt, net	5,132	4,441
Total Capitalization	10,304	9,421
Current Liabilities:
Short-term borrowings	173	252
Current portion of long-term debt	14	723
Accounts payable	136	251
Affiliated payables	259	102
Customer deposits and customer prepayments	117	70
Revenue subject to refund	61	—
Taxes accrued	169	208
Interest accrued	64	67
Dividends declared	9	82
Derivative financial instruments	1	2
Other	34	47
Total Current Liabilities	1,037	1,804
Deferred Credits and Other Liabilities:
Deferred income taxes, net	1,266	1,173
Asset retirement obligations	539	529
Pension and other postretirement benefits	207	217
Unrecognized tax benefits	19	19
Regulatory liabilities	2,635	2,667
Other	104	97
Other affiliate	18	19
Total Deferred Credits and Other Liabilities	4,788	4,721
Commitments and Contingencies (Note 10)
Total	$16,129	$15,946

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Comprehensive Income
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Millions of dollars	2018	2017	2018	2017
Operating Revenues:
Electric	$669	$786	$1,767	$2,042
Electric - nonconsolidated affiliate	1	1	3	4
Gas	69	69	303	284
Gas - nonconsolidated affiliate	—	—	1	1
Total Operating Revenues	739	856	2,074	2,331
Operating Expenses:
Fuel used in electric generation	153	132	408	370
Fuel used in electric generation - nonconsolidated affiliate	35	35	95	94
Purchased power	10	22	77	54
Gas purchased for resale	41	39	161	147
Other operation and maintenance	105	109	320	305
Other operation and maintenance - nonconsolidated affiliate	39	44	135	135
Impairment loss	—	210	4	210
Depreciation and amortization	81	78	242	232
Other taxes	61	62	188	183
Other taxes - nonconsolidated affiliate	2	1	4	4
Total Operating Expenses	527	732	1,634	1,734
Operating Income	212	124	440	597
Other Income (Expense), net	(1)	11	124	26
Interest charges, net of allowance for borrowed funds used during construction of $2, $2, $7 and $15	(79)	(76)	(232)	(214)
Income Before Income Tax Expense	132	59	332	409
Income Tax Expense	29	17	70	129
Net Income	103	42	262	280
Other Comprehensive Income
Deferred cost of employee benefit plans, net of tax of $-, $-, $- and $-	1	—	1	—
Total Comprehensive Income	104	42	263	280
Less Comprehensive Income Attributable to Noncontrolling Interest	6	3	15	10
Comprehensive Income Available to Common Shareholder	$98	$39	$248	$270

Dividends Declared on Common Stock	$17	$81	$91	$240

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
Millions of dollars	2018	2017
Cash Flows From Operating Activities:
Net income	$262	$280
Adjustments to reconcile net income to net cash provided from operating activities:
Impairment loss	4	210
Deferred income taxes, net	93	(434)
Depreciation and amortization	259	238
Amortization of nuclear fuel	41	31
Allowance for equity funds used during construction	(7)	(13)
Carrying cost recovery	(4)	(27)
Changes in certain assets and liabilities:
Receivables	49	(27)
Receivables - affiliate	(4)	8
Income tax receivable	198	53
Inventories	(15)	(34)
Prepayments	(13)	(10)
Regulatory assets	2	(40)
Regulatory liabilities	(102)	(1)
Accounts payable	(10)	31
Accounts payable - affiliate	—	(28)
Revenue subject to refund	61	—
Taxes accrued	(39)	468
Unrecognized tax benefit	—	166
Other assets	(44)	(29)
Other liabilities	38	(14)
Net Cash Provided From Operating Activities	769	828
Cash Flows From Investing Activities:
Property additions and construction expenditures	(538)	(882)
Proceeds from monetization of guaranty settlement	—	1,013
Proceeds from investments and sales of assets (including derivative collateral returned)	35	96
Purchase of investments (including derivative collateral posted)	(21)	(98)
Purchase of investments - affiliate	(113)	—
Proceeds from interest rate derivative contract settlement	115	—
Proceeds from investments - affiliate	42	—
Investment in affiliate	(150)	—
Net Cash Provided From (Used For) Investing Activities	(630)	129
Cash Flows From Financing Activities:
Proceeds from issuance of debt	795	—
Repayment of long-term debt	(824)	(11)
Dividends	(164)	(238)
Money pool borrowings, net	157	2
Contribution from parent	20	—
Short-term borrowings, net	(79)	141
Net Cash Used For Financing Activities	(95)	(106)
Net Increase In Cash and Cash Equivalents	44	851
Cash and Cash Equivalents, January 1	395	164
Cash and Cash Equivalents, September 30	$439	$1,015

Supplemental Cash Flow Information:
Cash for–Interest (net of capitalized interest of $7 and $15)	$211	$195
–Income taxes paid	3	3
–Income taxes received	216	143
Noncash Investing and Financing Activities:
Accrued construction expenditures	25	21
Capital leases	7	6
Guaranty settlement receivable	—	83

See Notes to Condensed Consolidated Financial Statements.

South Carolina Electric & Gas Company and Affiliates
Condensed Consolidated Statements of Changes in Common Equity
(Unaudited)

	Common Stock
Millions	Shares	Amount	Retained Earnings	AOCI	Noncontrolling Interest	Total Equity
Balance at January 1, 2018	40	$2,860	$1,982	$(4)	$142	$4,980
Earnings available to common shareholder			124		4	128
Total Comprehensive Income			124	—	4	128
Cash dividend declared			(72)		(2)	(74)
Balance at March 31, 2018	40	2,860	2,034	(4)	144	5,034

Earnings available to common shareholder			26		5	31
Total Comprehensive Income			26	—	5	31
Contribution from Parent					20	20
Balance at June 30, 2018	40	2,860	2,060	(4)	169	5,085

Earnings available to common shareholder			97	—	6	103
Deferred Cost of Employee Benefit Plans, net of tax $-				1		1
Total Comprehensive Income			97	1	6	104
Cash dividend declared			(11)		(6)	(17)
Balance at September 30, 2018	40	$2,860	$2,146	$(3)	$169	$5,172

Balance at January 1, 2017	40	$2,860	$2,481	$(3)	$134	$5,472
Earnings available to common shareholder			109		3	112
Total Comprehensive Income			109	—	3	112
Cash dividend declared			(77)		(2)	(79)
Balance at March 31, 2017	40	2,860	2,513	(3)	135	5,505

Earnings available to common shareholder			122		4	126
Total Comprehensive Income			122	—	4	126
Cash dividend declared			(78)		(3)	(81)
Balance at June 30, 2017	40	2,860	2,557	(3)	136	5,550

Earnings available to common shareholder			39		3	42
Total Comprehensive Income			39	—	3	42
Cash dividend declared			(78)		(2)	(80)
Balance at September 30, 2017	40	$2,860	$2,518	$(3)	$137	$5,512

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

GENCO owns a coal-fired electric generating station with a 605 MW net generating capacity (summer rating). GENCO’s electricity is sold, pursuant to a FERC-approved tariff, solely to SCE&G under the terms of a power purchase agreement and related operating agreement. The effects of these transactions are eliminated in consolidation. Substantially all of GENCO’s property (carrying value of approximately $495 million) serves as collateral for its long-term borrowings. Fuel Company acquires, owns and provides financing for SCE&G’s nuclear fuel, certain fossil fuels and emission and other environmental allowances. See also Note 5.

Income Statement Presentation

Revenues and expenses arising from regulated businesses and, in the case of the Company, the retail natural gas marketing business (including those activities of segments described in Note 11) are presented within Operating Income, and other activities are presented within Other Income (Expense).

Asset Management and Supply Service Agreement

PSNC Energy, a subsidiary of SCANA, utilizes an asset management and supply service agreement with a counterparty for certain natural gas storage facilities.  Such counterparty held, through an agency relationship, 45% and 39% of PSNC Energy’s natural gas inventory at September 30, 2018 and December 31, 2017, respectively, with a carrying value of $14.3 million and $11.5 million, respectively. Under the terms of this agreement, PSNC Energy receives storage asset management fees of which 75% are credited to customers. This agreement expires on March 31, 2019.

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

•
Effective January 1, 2018, the Company and Consolidated SCE&G adopted accounting guidance that changed the required presentation of net periodic pension and postretirement benefit costs. As a result, net periodic pension and postretirement benefit costs have been separated into their service cost components and non-service cost components. Service cost components continue to be included within operating income and are presented in the same line item as other compensation costs arising from services rendered by employees during the period. Non-service cost components are now excluded from operating income. This guidance has been applied on a retrospective basis for the presentation of the service cost components and other components, and resulted in the following changes to amounts reported in 2017.

Increase (Decrease) Millions of dollars	The Company		Consolidated SCE&G
September 30, 2017	Three Months Ended	Nine Months Ended	Three Months Ended	Nine Months Ended
Other operation and maintenance	$(2)	$(8)	$(1)	$(6)
Total Operating Expenses	(2)	(8)	(1)	(6)
Operating Income	2	8	1	6
Other Income (Expense), Net	(2)	(8)	(1)	(6)

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

In February 2016, the FASB issued accounting guidance related to the recognition, measurement and presentation of leases. The guidance applies a right-of-use model and, for lessees, requires all leases with a duration over 12 months to be recorded on the balance sheet, with the rights of use treated as assets and the payment obligations treated as liabilities. Further, depending primarily on the nature of the assets and the relative consumption of them, lease costs will be recognized either through the separate amortization of the right-of-use asset and the recognition of the interest cost related to the payment obligation, or through the recording of a combined straight-line rental expense. For lessors, the guidance calls for the recognition of income either through the derecognition of assets and subsequent recording of interest income on lease amounts receivable, or through the recognition of rental income on a straight-line basis, also depending on the nature of the assets and relative consumption. In the first quarter of 2018, FASB amended this accounting guidance to clarify that land easements are within the scope of the new guidance and to provide an optional transition practical expedient, that the Company and Consolidated SCE&G intend to adopt, that allows adopters to not evaluate under the new guidance existing or expired land easements that were not previously accounted for as leases. FASB also approved a new transition option in the first quarter of 2018, that the Company and Consolidated SCE&G intend to adopt, that will allow the new standard to be adopted without revising comparative period reporting or disclosures. The new guidance is effective for years beginning in 2019, and the Company and Consolidated SCE&G do not anticipate that its adoption will have a material impact on their respective financial statements other than increasing amounts reported for assets and liabilities on the balance sheet and changing the location on their respective statements of operations where certain expenses are recorded. No impact on net income is expected. The identification and analysis of leasing and related contracts to which the guidance will apply continues. In addition, the Company and Consolidated SCE&G are implementing a third party software tool to assist with initial adoption and ongoing compliance. System configuration has been completed and data input for financing leases is underway.

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

In February 2018, the FASB issued accounting guidance allowing entities to reclassify from AOCI to retained earnings any amounts for stranded tax effects resulting from the Tax Act. The guidance must be applied either in the period of adoption or retrospectively to each period in which the effect of the change was recognized. The Company and Consolidated SCE&G expect to adopt this guidance when required in the first quarter of 2019 and do not expect it to have any impact on their respective financial statements.

In August 2018, the FASB issued accounting guidance to modify the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The guidance must be applied retrospectively to all periods presented. The Company and Consolidated SCE&G must adopt this guidance beginning in 2020, including interim periods, though the guidance may be adopted earlier. The Company and Consolidated SCE&G have not determined when this guidance will be adopted or what impact it will have on their respective statements of financial position.

2.RATE AND OTHER REGULATORY MATTERS

Rate Matters

Tax Act Regulatory Proceedings

The Tax Act lowered the federal corporate tax rate from 35% to 21% effective January 1, 2018. In response, the SCPSC and the NCUC have sought information from utilities under their respective jurisdictions that would disclose the impact of the Tax Act on their individual company's operations and would propose procedures for changing customer rates to reflect those impacts. In addition, the SCPSC and NCUC have issued orders that require SCE&G and PSNC Energy to track and defer such impacts arising from customer rates in 2018 as subject to refund. See Gas - SCE&G below for a discussion of related SCPSC action. For electric rates, SCE&G expects the SCPSC will take further action on this matter in 2018 but cannot determine what form that action will take. PSNC Energy has been ordered by the NCUC to (1) propose adjustments to customer rates to reflect the reduction in the federal corporate tax rate, which adjustments, if approved by the NCUC, are expected to be made effective on or before January 1, 2019; (2) continue to defer as a regulatory liability such amounts arising from customer rates in 2018; and (3) continue to defer as a regulatory liability amounts arising from excess deferred income taxes, as further described below. The NCUC order requires the regulatory liability related to items (2) and (3) be considered in PSNC Energy's next general rate case proceeding or in three years, whichever is sooner (i.e., no later than October 25, 2021). The reduction in the federal corporate income tax rate reflected in various riders for PSNC Energy will be addressed in its next annual rider proceedings.

As of September 30, 2018, SCE&G has recorded approximately $60.9 million as Revenue subject to refund and approximately $3.8 million as Regulatory liabilities on the condensed consolidated balance sheet for the Company and Consolidated SCE&G, and PSNC Energy has recorded approximately $10.1 million of such deferrals within Regulatory liabilities on the condensed consolidated balance sheet for the Company. These amounts include the accrual of estimated carrying costs. In addition, as further discussed under Regulatory Assets and Regulatory Liabilities below, certain accumulated deferred income taxes contained within regulatory liabilities represent excess deferred income taxes arising from the remeasurement of deferred income taxes upon the enactment of the Tax Act. Certain of these amounts are protected under normalization regulations and will be amortized over the remaining lives of related property, and certain of these amounts will be amortized to the benefit of customers over a prescribed period as instructed by regulators.

Electric - BLRA and Joint Petition

On January 12, 2018, SCE&G and Dominion Energy filed with the SCPSC the Joint Petition for review and approval of a proposed business combination whereby SCANA would become a wholly-owned subsidiary of Dominion Energy. In the Joint Petition, approval of a customer benefits plan and a cost recovery plan for the Nuclear Project is also sought. Key provisions of this Joint Petition are summarized at Note 10. In September and October 2018, the SCPSC received public testimony on the Joint Petition and other Concurrent Dockets. On November 1, 2018, the SCPSC began hearing from the parties to the Concurrent Dockets regarding the merits of the Joint Petition and related issues. As noted below, the SCPSC is required by law to issue its order related to the Joint Petition no later than December 21, 2018.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On

July 2 and 3, 2018, the SCPSC issued orders implementing the rate reduction required by Act 258. The rates and retroactive credits required by Act 258 were put into effect in August 2018, with the retroactive credits for the second quarter being applied in August's billing cycles. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 also alters certain provisions previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. Various parties have been granted status as intervenor defendants, and during the third quarter the District Court denied their motions to dismiss. SCE&G’s motion for the issuance of a preliminary injunction was denied on August 5, 2018, which SCE&G appealed to the Court of Appeals. On September 21, 2018, the Court of Appeals denied SCE&G's motion for an injunction pending appeal and also denied a motion to dismiss by intervenor defendants. At September 30, 2018, each of the lawsuit in the District Court and the appeal of the District Court's denial of a preliminary injunction was pending. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

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

In August 2018, the SCPSC initiated its 2019 annual review of base rates for fuel costs. A public hearing on this matter is scheduled to begin April 3, 2019.

Electric - Other

On April 25, 2018, the SCPSC approved SCE&G's request to recover approximately $33.0 million of costs and net lost revenues associated with DSM Programs, along with an incentive to invest in such programs. Changes in rates became effective beginning with the first billing cycle of May 2018.

Gas - SCE&G

On October 10, 2018, the SCPSC approved an overall decrease of approximately $19.7 million, or 4.61%, to SCE&G's natural gas rates under the terms of the RSA including the impact of the lower federal corporate tax rate resulting from the Tax Act. The SCPSC also approved revised rate schedules for natural gas service that include a rider to refund certain amounts previously collected from customers for SCE&G's income taxes. This rate adjustment and rider will become effective with the first billing cycle of November 2018.

SCE&G’s natural gas tariffs include a PGA that provides for the recovery of actual gas costs incurred, including transportation costs. SCE&G’s gas rates are calculated using a methodology which may adjust the cost of gas monthly based on a 12-month rolling average, and its gas purchasing policies and practices are reviewed annually by the SCPSC. SCE&G’s annual PGA hearing for the 12-month period ending July 31, 2018, is scheduled for November 8, 2018.

Gas - PSNC Energy

The NCUC has authorized PSNC Energy to use a tracker mechanism to recover the incurred capital investment and associated costs of complying with federal standards for pipeline integrity and safety requirements that are not in current base rates. PSNC Energy files biannual applications to adjust its rates for this purpose. In 2018, the NCUC has approved those applications for the incremental annual revenue requirements, as follows:

Rates Effective	Incremental Increase
March 1, 2018	$14.7 million
September 1, 2018	$1.1 million

On October 4, 2018, Dominion Energy and SCANA filed a stipulation agreement with the Public Staff of the NCUC and an intervenor in the proposed merger between the two companies.  Among other things, in the event the merger closes, the stipulation agreement provides for (1) customer bill credits of $1.25 million in each of January 2019, 2020 and 2021; (2) a rate moratorium until November 1, 2021 other than for rate adjustments pursuant to the CUT, the Integrity Management Tracker and the PGA; and (3) an agreement that direct merger-related expenses will be excluded from PSNC Energy regulated expenses for ratemaking purposes. The NCUC conducted a hearing on the proposed merger in October 2018. The Company cannot predict the timing or the outcome of this matter.

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

	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Regulatory Assets:
Unrecovered Nuclear Project costs	$4,140	$3,976	$4,140	$3,976
AROs and related funding	448	434	423	410
Deferred employee benefit plan costs	282	305	254	273
Deferred losses on interest rate derivatives	446	456	446	456
Other unrecovered plant	96	105	96	105
DSM Programs	57	59	57	59
Pipeline integrity management costs	67	51	9	8
Environmental remediation costs	28	30	24	25
Deferred storm damage costs	29	24	29	24
Deferred transmission operating costs	11	—	11	—
Other	135	140	134	140
Total Regulatory Assets	$5,739	$5,580	$5,623	$5,476

Regulatory Liabilities:
Monetization of guaranty settlement	$1,098	$1,095	$1,098	$1,095
Accumulated deferred income taxes	1,075	1,076	916	914
Asset removal costs	775	757	539	527
Deferred gains on interest rate derivatives	77	131	77	131
Other	15	—	5	—
Total Regulatory Liabilities	$3,040	$3,059	$2,635	$2,667

Regulatory assets for unrecovered Nuclear Project costs have been recorded based on such amounts not being probable of loss in accordance with the accounting guidance on abandonments, whereas the other regulatory assets have been recorded based on the probability of their recovery. All regulatory assets represent incurred costs that may be deferred under applicable GAAP for regulated operations. The SCPSC, the NCUC or the FERC has reviewed and approved through specific orders certain of the items shown as regulatory assets. In addition, regulatory assets include, but are not limited to, certain costs which have not been specifically approved for recovery by one of these regulatory agencies, including unrecovered nuclear project costs and deferred transmission operating costs that are the subject of regulatory proceedings as further discussed above and in Note 10. In recording such costs as regulatory assets, management believes the costs would be allowable under existing rate-making concepts embodied in rate orders or applicable state law. The costs are currently not being recovered, but are expected to be recovered through rates in future periods. In the future, as a result of deregulation, changes in state law, other changes in the regulatory environment or changes in accounting requirements or other adverse legislative or regulatory developments, the Company or Consolidated SCE&G could be required to write off all or a portion of its regulatory assets and liabilities. Such an event could have a material effect on the Company's and Consolidated SCE&G's financial statements in the period the write-off would be recorded.

Unrecovered Nuclear Project costs represents expenditures by SCE&G that have been reclassified from construction work in progress as a result of the decision to stop construction of Unit 2 and Unit 3 and to pursue recovery of costs under the abandonment provisions of the BLRA or through other regulatory means, net of an estimated impairment loss and net of the cost of certain assets that have been or will be placed in service. See also Note 10.

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

Pipeline integrity management costs represent operating costs incurred to comply with federal regulatory requirements related to natural gas pipelines. PSNC Energy is recovering costs totaling $4.1 million annually through 2021. PSNC Energy is continuing to defer pipeline integrity costs, and as of September 30, 2018 costs of $44.9 million have been deferred pending future approval of rate recovery. SCE&G amortizes $1.9 million of such costs annually.

Environmental remediation costs represent costs associated with the assessment and clean-up of sites currently or formerly owned by SCE&G or PSNC Energy. SCE&G's remediation costs are expected to be recovered over periods of up to approximately 17 years, and PSNC Energy's remediation costs of $4.2 million are being recovered over a period that will end in 2021.

Deferred storm damage costs represent storm restoration costs for which SCE&G expects to receive future recovery through customer rates.

Deferred transmission operating costs includes deferred depreciation and property taxes associated with certain transmission assets for which SCE&G expects recovery from customers through future rates. See also Note 10.

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

Asset removal costs represent estimated net collections through depreciation rates of amounts to be expended for the removal of assets in the future.

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

Disaggregation of Revenues

The impact of several factors on the amount, timing and uncertainty of operating revenues and cash flows can vary significantly by customer class. For electric revenues and nonregulated gas revenues, which do not have weather normalization mechanisms in place, weather and conservation measures on energy usage typically affect residential and commercial customers to a greater degree than other customer classes. For utilities, revenue requirements result in increases or decreases in tariff rates approved by regulatory bodies and often vary by customer class. Also, certain cost recovery and other mechanisms may have an uneven impact on a particular customer class depending on the underlying tariffs affected. For nonregulated gas, revenues are impacted by competitive market rates tailored to appeal to specific customer classes. The Company and Consolidated SCE&G have disaggregated operating revenues by customer class as follows:

The Company	Consolidated SCE&G		PSNC Energy		Gas-nonregulated
Millions of dollars	Electric	Gas-regulated	Gas-regulated	Total Gas-regulated
Three months ended September 30, 2018
Customer class:
Residential	$310	$25	$27	$52	$22
Commercial	231	19	19	38	14
Industrial	95	19	—	19	93
Other	31	6	7	13	6
Revenues from contracts with customers	667	69	53	122	135
Other operating revenues	3	—	—	—	—
Total Operating Revenues	$670	$69	$53	$122	$135

Nine months ended September 30, 2018
Customer class:
Residential	$805	$145	$210	$355	$158
Commercial	571	80	85	165	64
Industrial	286	64	10	74	304
Other	99	13	22	35	24
Revenues from contracts with customers	1,761	302	327	629	550
Other operating revenues	9	1	1	2	—
Total Operating Revenues	$1,770	$303	$328	$631	$550

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

Balances and activity related to contract costs deferred as regulatory assets were as follows:

The Company and Consolidated SCE&G
Millions of dollars	Regulatory Assets
January 1, 2018	$16.3
Additional costs	—
Amortization	(1.1)
Impairment	—
September 30, 2018	$15.2

4.    COMMON EQUITY

SCANA shareholders approved the Merger Agreement at a special meeting on July 31, 2018. Certain regulatory approvals must be obtained and other conditions must be met before the merger may be consummated.

SCANA had 200 million shares of common stock authorized as of September 30, 2018 and December 31, 2017.

Authorized shares of SCE&G common stock were 50 million as of September 30, 2018 and December 31, 2017. Authorized shares of SCE&G preferred stock were 20 million, of which 1,000 shares, no par value, were issued and outstanding as of September 30, 2018 and December 31, 2017. All issued and outstanding shares of SCE&G's common and preferred stock are held by SCANA.

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

SCE&G’s bond indenture under which it issues First Mortgage Bonds contains provisions that could limit the payment of cash dividends on its common stock. SCE&G's bond indenture permits the payment of dividends on SCE&G's common stock only either (1) out of its Surplus (as defined in the bond indenture) or (2) in case there is no Surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. In addition, the Federal Power Act requires the appropriation of a portion of certain earnings from hydroelectric projects. At September 30, 2018 and 2017, retained earnings of approximately $99.9 million and $83.9 million, respectively, were restricted by this requirement as to payment of cash dividends on SCE&G’s common stock.

PSNC Energy’s note purchase and debenture purchase agreements contain provisions that could limit the payment of cash distributions, including dividends, on PSNC Energy's common stock. These agreements generally limit the sum of distributions to an amount that does not exceed $30 million plus 85% of Consolidated Net Income (as therein defined) accumulated after December 31, 2008 plus the net proceeds of issuances by PSNC Energy of equity or convertible debt securities (as therein defined). As of September 30, 2018, this limitation would permit PSNC Energy to pay cash distributions in excess of $100 million.

5.     LONG-TERM DEBT AND LIQUIDITY

Long-term Debt

In June 2018, GENCO redeemed at maturity $160 million of 6.06% secured notes. The repayment was funded using a combination of utility money pool borrowings and an equity contribution from SCANA.

In June 2018, PSNC Energy issued $100 million of 4.33% senior notes due June 15, 2028. In June 2017, PSNC Energy issued $150 million of 4.18 senior notes due June 30, 2047. Proceeds from each of these sales were used to repay short-term debt, to finance capital expenditures, and for general corporate purposes.

In August 2018, SCE&G issued $300 million of 3.50% first mortgage bonds due August 15, 2021, and $400 million of 4.25% first mortgage bonds due August 15, 2028. Proceeds from these sales were used on September 28, 2018, to repay prior to maturity $250 million of 5.25% first mortgage bonds and $300 million of 6.50% first mortgage bonds, each due November 1, 2018. In addition, proceeds were used for general corporate purposes.

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

September 30, 2018 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:	+
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
LOC advances	40.0	40.0	—	—
Weighted average interest rate		3.78%	—	—
Outstanding commercial paper (270 or fewer days)	314.2	3.7	173.2	137.3
Weighted average interest rate		3.20%	3.21%	3.13%
Letters of credit supported by LOC	37.6	37.3	0.3	—
Available	$1,608.2	$319.0	$1,226.5	$62.7

December 31, 2017 (Millions of dollars)	Total	SCANA	Consolidated SCE&G	PSNC Energy
Lines of credit:
Five-year, expiring December 2020	$1,300.0	$400.0	$700.0	$200.0
Fuel Company five-year, expiring December 2020	500.0	—	500.0	—
Three-year, expiring December 2018	200.0	—	200.0	—
Total committed long-term	2,000.0	400.0	1,400.0	200.0
Outstanding commercial paper (270 or fewer days)	350.3	—	251.6	98.7
Weighted average interest rate		—	1.92%	1.93%
Letters of credit supported by LOC	3.3	3.0	0.3	—
Available	$1,646.4	$397.0	$1,148.1	$101.3

In March 2018, SCE&G borrowed $100 million under the five-year credit agreement expiring December 2020. The proceeds of this draw were deposited with a natural gas supplier to provide contractually required credit support. In September 2018, SCE&G obtained a surety bond to replace this credit support and, as a result, the deposit was returned and this draw was repaid in September 2018. Also, SCANA obtained letters of credit in favor of natural gas suppliers to provide contractually required credit support.

In September 2018, SCANA borrowed $40 million under the five-year credit agreement expiring December 2020. The interest rate on this draw at September 30, 2018 was 3.78%, and this draw is classified as long-term debt. Proceeds from the draw were deposited with two natural gas suppliers to provide contractually required credit support, and this deposit is reflected within other assets on the condensed consolidated balance sheet.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less, and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2019, which reflects a one-year authorization period rather than the two-year period SCE&G and GENCO had requested. In granting the authorization for a shorter period, FERC cited several ongoing proceedings involving the ORS and Act 258, as well as the pending merger between SCANA and Dominion Energy, that could affect SCE&G's and GENCO's circumstances. Were adverse developments to occur with respect to uncertainties highlighted elsewhere, the ability of SCE&G or GENCO to secure renewal of this short-term borrowing authority may be adversely impacted.
Proceeds received under or arising from the monetization of the Toshiba Settlement in 2017 have been utilized to repay maturing commercial paper balances, which short-term borrowings had been incurred primarily for the construction of Unit 2 and Unit 3 prior to the decision to stop their construction (see Note 10). Should the SCPSC or a court direct that these proceeds be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would issue commercial paper, draw on its credit facilities or issue long-term debt or the Company would issue equity to fund such requirement. However, if the SCPSC were to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, if the temporary rate reduction arising from the implementation of Act 258 were to remain in effect following the order of the SCPSC arising from the Joint Petition, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs would be adversely impacted (see Note 2 and Note 10). Further, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities. Borrowing costs for long-term debt issuances could also be impacted.

Each of the Company and Consolidated SCE&G is obligated with respect to an aggregate of $67.8 million of industrial revenue bonds which are secured by letters of credit issued by TD Bank N.A. These letters of credit expire, subject to renewal, in the fourth quarter of 2019.

    Consolidated SCE&G participates in a utility money pool with SCANA and another regulated subsidiary of SCANA. Money pool borrowings and investments bear interest at short-term market rates. For the three and nine months ended September 30, 2018, Consolidated SCE&G recorded interest income from money pool transactions of $1.1 million and $2.5 million, respectively, and for the same periods Consolidated SCE&G recorded interest expense from money pool transactions of $1.1 million and $2.5 million, respectively. Interest income and interest expense for periods in 2017 were not significant. Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $195 million and investments due from an affiliate of $177 million at September 30, 2018. At December 31, 2017 Consolidated SCE&G had outstanding money pool borrowings due to an affiliate of $37 million and investments due from an affiliate of $28 million. For each period presented, money pool borrowings were made by Fuel Company and GENCO, and money pool investments were made by SCE&G. On its condensed consolidated balance sheet, Consolidated SCE&G includes money pool borrowings within Affiliated payables and money pool investments within Affiliated companies receivables.

6.    INCOME TAXES

The Company files consolidated federal income tax returns which include Consolidated SCE&G, and the Company and its subsidiaries file various applicable state and local income tax returns.

The Company’s federal returns through 2007 are closed by statute. In addition, federal returns for 2008 and 2009 are closed except to the extent of the examination of amended return claims discussed below. Federal returns for years 2010 through 2017 are currently being examined as noted below. With few exceptions, the Company, including Consolidated SCE&G, is no longer subject to state and local income tax examinations by tax authorities for years before 2010.

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

The IRS examined the claims in the amended 2008-2012 returns, and as the examination progressed without resolution, the Company and Consolidated SCE&G evaluated and recorded adjustments to unrecognized tax benefits; however, none of these changes materially affected the Company's and Consolidated SCE&G's effective tax rate. In October 2016, the examination of the amended tax returns progressed to the IRS Office of Appeals. In addition, the IRS has begun an examination of SCANA's 2013 through 2017 income tax returns.

These IRC Section 174 income tax deductions and IRC Section 41 credits are considered to be uncertain tax positions, and under relevant accounting guidance, estimates of the amounts of related tax benefits which may not be sustained upon examination by the taxing authorities are recorded as unrecognized tax benefits in the financial statements. Also, following the abandonment of the Nuclear Project, the Company and Consolidated SCE&G claimed an abandonment loss deduction under IRC Section 165 on the 2017 tax return. As such, certain of the IRC Section 174 deductions, to the extent they are denied, would instead be expected to be deductible in 2017 under IRC Section 165. The abandonment loss deduction is also considered an uncertain tax position; however, under relevant accounting guidance, no estimated unrecognized tax benefits were recorded as of September 30, 2018. The remaining unrecognized tax benefits include the impact of the IRC Section 174 deductions on domestic production activities deductions, credits, and certain unrecognized state tax benefits.

As of September 30, 2018, the Company and Consolidated SCE&G have recorded an unrecognized tax benefit of $98 million ($19 million net of the impact of state deductions on federal returns, net of NOL and credit carryforwards, and net of receivables related to the uncertain tax positions). If recognized, $98 million of the tax benefit would affect the Company’s and Consolidated SCE&G's effective tax rates. These unrecognized tax benefits are not expected to increase significantly within the next 12 months. It is also reasonably possible that these unrecognized tax benefits may decrease by $11 million within the next 12 months. No other material changes in the status of the Company’s or Consolidated SCE&G's tax positions have occurred through September 30, 2018 (see Note 10).

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

Also under the provisions of an SCPSC order, estimated interest expense accrued with respect to the unrecognized tax benefits related to the research and experimentation deductions in the 2015 and 2016 income tax returns was deferred as a regulatory asset and was expected to be recoverable through customer rates in future years. An impairment loss with respect to these deferred amounts was also recorded as of December 31, 2017 (see Note 10). Otherwise, the Company and Consolidated SCE&G recognize interest accrued related to unrecognized tax benefits within interest expense or interest income and recognize tax penalties within other expenses. Related to the unrecognized tax benefits noted above, the Company and Consolidated SCE&G accrued interest expense of $6.8 million and interest income of $1.4 million during 2018. Amounts recorded for such interest income and interest expense were mostly deferred within regulatory assets during 2017, and such deferred amounts were subsequently included within the impairment loss recorded by the Company and Consolidated SCE&G in 2017. Penalties were not material in either period presented.

In December of 2017, the Tax Act was enacted to lower the federal statutory corporate tax rate from 35% to 21%. The rate change resulted in the remeasurement of all federal deferred income tax assets and liabilities to reflect a 21% federal statutory corporate tax rate as of December 31, 2017. Due to the regulated nature of the Company’s and Consolidated SCE&G’s operations, the effect of this remeasurement is primarily reflected in deferred income tax balances within regulatory liabilities. As of September 30, 2018, the amortization of amounts arising from remeasurement have not significantly affected the Company’s or Consolidated SCE&G’s effective tax rate for 2018 due to such amortization being deferred pending implementation of decisions by regulators prescribing how the benefits of such excess deferred tax amounts will be realized by customers. The Company filed a superseding 2017 consolidated income tax return on October 10, 2018. Adjustments to deferred income taxes resulting from the completion and filing of this return will be recorded in the fourth quarter of 2018 but are not expected to have a material impact on the Company’s or Consolidated SCE&G's financial position, results of operations, or cash flows.

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

Pursuant to regulatory orders, interest rate derivatives entered into by SCE&G after October 2013 have not been designated for accounting purposes as cash flow hedges, and fair value changes and settlement amounts related to them have been recorded as regulatory assets and liabilities. Settlement losses on swaps generally have been amortized over the lives of subsequent debt issuances, and gains have been amortized to interest expense or have been applied as otherwise directed by the SCPSC. See Note 2 and Note 12 regarding the settlement gains realized in the first quarter of 2018.

Cash payments made or received upon termination of these financial instruments are classified as investing activities for cash flow statement purposes.

Quantitative Disclosures Related to Derivatives

The Company was party to natural gas derivative contracts outstanding in the following quantities:

	Commodity and Other Energy Management Contracts (in MMBTU)
Hedge designation	Gas Distribution	Gas Marketing	Total
As of September 30, 2018
Commodity contracts	7,050,000	16,856,000	23,906,000
Energy management contracts (a)	—	40,949,232	40,949,232
Total (a)	7,050,000	57,805,232	64,855,232

As of December 31, 2017
Commodity contracts	6,430,000	13,433,000	19,863,000
Energy management contracts (a)	—	41,856,890	41,856,890
Total (a)	6,430,000	55,289,890	61,719,890

(a)  Includes amounts related to basis swap contracts totaling 9,396,000 MMBTU in 2018 and 2,582,000 MMBTU in 2017.

The aggregate notional amounts of the interest rate swaps were as follows:

Interest Rate Swaps
	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
Designated as hedging instruments	$106.8	$111.2	$36.4	$36.4
Not designated as hedging instruments	35.0	735.0	35.0	735.0

The following table shows the fair value and balance sheet location of derivative instruments. Although derivatives subject to master netting arrangements are netted on the consolidated balance sheet, the fair values presented below are shown gross, and cash collateral on the derivatives has not been netted against the fair values shown.

Fair Values of Derivative Instruments

		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
As of September 30, 2018
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments	—	$2	—	$1
	Other deferred credits and other liabilities	—	16	—	6
Commodity contracts	Prepayments	$1	—	—	—
Total		$1	$18	—	$7

Not designated as hedging instruments
Interest rate contracts	Other deferred credits and other liabilities	—	$2	—	$2
Commodity contracts	Prepayments	$1	—	—	—
Energy management contracts	Prepayments	1	—	—	—
	Other current assets	1	—	—	—
	Other current liabilities	—	2	—	—
Total		$3	$4	—	$2

		The Company		Consolidated SCE&G
Millions of dollars	Balance Sheet Location	Asset	Liability	Asset	Liability
As of December 31, 2017
Designated as hedging instruments
Interest rate contracts	Derivative financial instruments	—	$3	—	$1
	Other deferred credits and other liabilities	—	24	—	9
Commodity contracts	Prepayments	—	2	—	—
	Other current assets	—	1	—	—
Total		—	$30	—	$10

Not designated as hedging instruments
Interest rate contracts	Derivative financial instruments	$54	$1	$54	$1
	Other deferred credits and other liabilities	—	4	—	4
Commodity contracts	Other current assets	1	—	—	—
Energy management contracts	Prepayments	—	1	—	—
	Other current assets	3	—	—	—
	Other deferred debits and other assets	1	—	—	—
	Derivative financial instruments	—	2	—	—
Total		$59	$8	$54	$5

The effect of derivative instruments on the consolidated statements of income is as follows:

Derivatives in Cash Flow Hedging Relationships

The Company and Consolidated SCE&G:
	Gain (Loss) Deferred in Regulatory Accounts			(Loss) Reclassified from Deferred Accounts into Income

Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended September 30,
Interest rate contracts	—	—	Interest expense	—	—

Nine Months Ended September 30,
Interest rate contracts	$2	$(1)	Interest expense	$(1)	$(1)

The Company:
	Gain (Loss) Recognized in OCI, net of tax			Gain (Loss) Reclassified from AOCI into Income, net of tax

Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended September 30,
Interest rate contracts	$1	—	Interest expense	$(3)	$(2)
Total	$1	—		$(3)	$(2)

Nine Months Ended September 30,
Interest rate contracts	$3	$(1)	Interest expense	$(7)	$(6)
Commodity contracts	2	(4)	Gas purchased for resale	(2)	2
Total	$5	$(5)		$(9)	$(4)

As of September 30, 2018, the Company expects that during the next 12 months reclassifications from AOCI to earnings arising from cash flow hedges will include approximately $0.5 million as a decrease to gas cost, assuming natural gas markets remain at their current levels, and approximately $7.9 million as an increase to interest expense.  Reclassifications related to commodity and energy management contracts are not expected to be significant. As of September 30, 2018, all of the Company’s commodity cash flow hedges settle by their terms before the end of the third quarter of 2021.

As of September 30, 2018, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from cash flow hedges designated as hedging instruments will include approximately $1.0 million as an increase to interest expense.

Hedge Ineffectiveness

For the Company and Consolidated SCE&G, ineffectiveness on interest rate hedges designated as cash flow hedges was insignificant during all periods presented.

Derivatives Not designated as Hedging Instruments

The Company and Consolidated SCE&G:
	Gain (Loss) Deferred in Regulatory Accounts			Gain (Loss) Reclassified from Deferred Accounts into Income
Millions of dollars	2018	2017	Location	2018	2017
Three Months Ended September 30,
Interest rate contracts	$1	$(6)	Interest Expense	$(1)	$(1)

Nine Months Ended September 30,
Interest rate contracts	$66	$(30)	Interest Expense	$(2)	$(2)
			Other Income	115	—

As of September 30, 2018, each of the Company and Consolidated SCE&G expects that during the next 12 months reclassifications from regulatory accounts to earnings arising from derivatives not designated as hedges will include $2.8 million as an increase to interest expense.

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

Derivative Contracts with Credit Contingent Features
	The Company		Consolidated SCE&G
Millions of dollars	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
in Net Liability Position
Aggregate fair value of derivatives in net liability position	$20.8	$33.7	$8.7	$14.7
Fair value of collateral already posted	22.3	28.9	8.7	10.1
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	$(1.5)	$4.8	—	$4.6

in Net Asset Position
Aggregate fair value of derivatives in net asset position	—	$53.5	—	$53.5
Fair value of collateral already posted	—	—	—	—
Additional cash collateral or letters of credit in the event credit-risk-related contingent features were triggered	—	$53.5	—	$53.5

In addition, for fixed price supply contracts offered to certain of SCANA Energy's customers, the Company could have called on letters of credit in the amount of $0.3 million related to $2.9 million in commodity derivatives that are in a net asset position at September 30, 2018, compared to letters of credit in the amount of $1.2 million related to derivatives of $4.0 million at December 31, 2017, if all the contingent features underlying these instruments had been fully triggered.

Information related to the offsetting of derivative assets and derivative liabilities follows:

Derivative Assets	The Company				Consolidated SCE&G
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of September 30, 2018
Gross Amounts of Recognized Assets	—	$2	$2	$4	—
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	—	2	2	4	—
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	—	$2	$2	$4	—
Balance sheet location
Prepayments				$3	—
Other current assets				1	—
Total				$4	—

As of December 31, 2017
Gross Amounts of Recognized Assets	$54	$1	$4	$59	$54
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	54	1	4	59	54
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Received	—	—	—	—	—
Net Amount	$54	$1	$4	$59	$54
Balance sheet location
Other current assets				$58	$54
Other deferred debits and other assets				1	—
Total				$59	$54

Derivative Liabilities
Millions of dollars	Interest Rate Contracts	Commodity Contracts	Energy Management Contracts	Total	Interest Rate Contracts
As of September 30, 2018
Gross Amounts of Recognized Liabilities	$20	—	$2	$22	$9
Gross Amounts Offset in Statement of Financial Position	—	—	—	—	—
Net Amounts Presented in Statement of Financial Position	20	—	2	22	9
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	(21)	—	(1)	(22)	(9)
Net Amount	$(1)	—	$1	—	—
Balance sheet location
Derivative financial instruments				$2	$1
Other current liabilities				2	—
Other deferred credits and other liabilities				18	8
Total				$22	$9

As of December 31, 2017
Gross Amounts of Recognized Liabilities	$32	$3	$3	$38	$15
Gross Amounts Offset in Statement of Financial Position	—	—	(1)	(1)	—
Net Amounts Presented in Statement of Financial Position	32	3	2	37	15
Gross Amounts Not Offset - Financial Instruments	—	—	—	—	—
Gross Amounts Not Offset - Cash Collateral Posted	28	—	(1)	27	—
Net Amount	$60	$3	$1	$64	$15
Balance sheet location
Other current assets				$2	—
Derivative financial instruments				7	$2
Other deferred credits and other liabilities				28	13
Total				$37	$15

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

	As of September 30, 2018			As of December 31, 2017
	The Company		Consolidated SCE&G	The Company		Consolidated SCE&G
Millions of dollars	Level 1	Level 2	Level 2	Level 1	Level 2	Level 1	Level 2
Assets:
Available for sale securities	$15	—	—	$119	—	$100	—
Held to maturity securities	—	$6	—	—	$6	—	—
Interest rate contracts	—	—	—	—	54	—	$54
Commodity contracts	2	—	—	1	—	—	—
Energy management contracts	—	2	—	—	4	—	—
Liabilities:
Interest rate contracts	—	20	$9	—	32	—	15
Commodity contracts	—	—	—	2	1	—	—
Energy management contracts	—	4	—	1	4	—	—

The Company and Consolidated SCE&G had no Level 3 fair value measurements for either period presented, and there were no transfers of fair value amounts into or out of Levels 1, 2 or 3 during either period presented.

Financial instruments for which the carrying amount may not equal estimated fair value were as follows:

Long-Term Debt	September 30, 2018		December 31, 2017
Millions of dollars	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value
The Company	$6,753.3	$6,980.8	$6,632.9	$7,399.7
Consolidated SCE&G	5,145.2	5,295.2	5,163.3	5,790.3

Fair values of long-term debt instruments are based on net present value calculations using independently sourced market data that incorporate a developed discount rate using similarly rated long-term debt, along with benchmark interest rates.  As such, the aggregate fair values presented above are considered to be Level 2. Early settlement of long-term debt may not be considered prudent.

Carrying values of short-term borrowings approximate fair value, and are based on quoted prices from dealers in the commercial paper market. The resulting fair value is considered to be Level 2.

9.    EMPLOYEE BENEFIT PLANS

Components of net periodic benefit cost recorded by the Company and Consolidated SCE&G were as follows:

The Company	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017
Three months ended September 30,
Service cost	$5.9	$5.7	$1.1	$1.0
Interest cost	8.5	9.2	2.2	2.8
Expected return on assets	(14.0)	(13.4)	—	—
Prior service cost amortization	0.1	0.4	—	—
Amortization of actuarial (gains) losses	3.7	4.4	(0.5)	—
Net periodic benefit cost	$4.2	$6.3	$2.8	$3.8

Nine months ended September 30,
Service cost	$15.8	$16.3	$3.4	$3.4
Interest cost	25.6	28.0	7.6	8.6
Expected return on assets	(42.6)	(41.0)	—	—
Prior service cost amortization	0.4	1.2	—	—
Amortization of actuarial losses	9.6	12.2	0.6	0.8
Net periodic benefit cost	$8.8	$16.7	$11.6	$12.8

Consolidated SCE&G	Pension Benefits		Other Postretirement Benefits
Millions of dollars	2018	2017	2018	2017
Three months ended September 30,
Service cost	$4.8	$4.8	$0.9	$0.8
Interest cost	7.2	7.8	1.7	2.3
Expected return on assets	(11.8)	(11.4)	—	—
Prior service cost amortization	0.1	0.3	—	—
Amortization of actuarial (gains) losses	3.1	3.7	(0.4)	—
Net periodic benefit cost	$3.4	$5.2	$2.2	$3.1

Nine months ended September 30,
Service cost	$12.9	$13.6	$2.7	$2.8
Interest cost	21.6	24.0	6.0	7.1
Expected return on assets	(36.0)	(35.0)	—	—
Prior service cost amortization	0.3	1.0	—	—
Amortization of actuarial losses	8.1	10.4	0.5	0.6
Net periodic benefit cost	$6.9	$14.0	$9.2	$10.5

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

10.    COMMITMENTS AND CONTINGENCIES

Abandoned Nuclear Project

SCE&G, on behalf of itself and as agent for Santee Cooper, entered into the EPC Contract with the Consortium in 2008 for the design and construction of Unit 2 and Unit 3. Various difficulties were encountered which affected the ability of the Consortium to adhere to established budgets and construction schedules for the Nuclear Project and which, in light of Santee Cooper's decision to suspend construction of the Nuclear Project, led to the Company's decision on July 31, 2017 to stop the construction and seek cost recovery under the abandonment provisions of the BLRA. These difficulties and other developments occurring prior to the bankruptcy filing by WEC and WECTEC and other matters are described in Note 10 to the consolidated financial statements included in the Company's and Consolidated SCE&G's combined Form 10-K for the year ended December 31, 2017. Significant developments and continuing contingencies and uncertainties regarding the abandoned Nuclear Project subsequent to December 31, 2017 are discussed below.

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

On September 1, 2017, SCE&G, for itself and as agent for Santee Cooper, filed with the Bankruptcy Court Proofs of Claim for unliquidated damages against each of WEC and WECTEC. These Proofs of Claim were based upon the anticipatory repudiation and material breach by the Consortium of the EPC Contract, and assert against WEC and WECTEC any and all claims that are based thereon or that may be related thereto. These claims were sold to Citibank on September 27, 2017 as part of a monetization transaction discussed below. Notwithstanding the sale of the claims, SCE&G and Santee Cooper remain responsible for any claims that may be made by WEC and WECTEC against them relating to the EPC Contract.

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

WEC has indicated that some unsecured creditors have sought or may seek amounts beyond what WEC allocated when it submitted the Reorganization Plan. If any unsecured creditor is successful in its attempt to include its claim as part of the class of general unsecured creditors beyond the amounts in the Reorganization Plan allocated by WEC, it is possible that the Reorganization Plan will not provide for payment in full or nearly in full to its pre-petition trade creditors. The shortfall could be significant. See also discussion below regarding limitations with respect to SCE&G’s pre-petition lien obligations arising from its monetization of the Toshiba Settlement.

SCE&G and Santee Cooper are responsible for amounts owed to WEC for valid work performed by WEC Subcontractors on the Nuclear Project after the WEC bankruptcy filing (i.e., post-petition) until termination of the IAA (the IAA Period). While SCE&G and Santee Cooper funded amounts to WEC for such IAA Period obligations on a weekly basis, SCE&G and Santee Cooper undertook a reconciliation to ensure that amounts advanced to WEC for such purposes while the IAA was in effect were paid to WEC Subcontractors. That reconciliation remains ongoing. In the WEC bankruptcy proceeding, deadlines were established for creditors of WEC (including the WEC Subcontractors on the Nuclear Project) to assert the amounts owed to such creditors prior to the WEC bankruptcy filing and during the IAA Period. Many of the WEC Subcontractors have filed such claims. SCE&G does not believe that the claims asserted related to the IAA Period will exceed the amounts previously funded for the currently asserted IAA-related claims, whether relating to claims already paid or those remaining to be paid. SCE&G intends to oppose any previously unasserted claim that is asserted against it, whether directly or indirectly by a claim through the IAA. To the extent any such claim is determined to be valid, SCE&G may be responsible for paying its 55% share thereof.

Further, some WEC Subcontractors who have made claims against WEC in the bankruptcy proceeding also filed against SCE&G and Santee Cooper in South Carolina state court for damages. The WEC Subcontractor claims in South Carolina state court include common law claims for pre-petition work, IAA Period work, and work after the termination of the IAA. Many of these claimants have also asserted construction liens against the Nuclear Project site. SCE&G also intends to oppose these claims and liens. With respect to claims of WEC Subcontractors during the IAA Period, SCE&G believes there were sufficient amounts previously funded during the IAA Period to pay such validly asserted claims. With respect to the WEC Subcontractor claims which relate to other periods, SCE&G understands that such claims will be paid pursuant to WEC’s confirmed Reorganization Plan. SCE&G further understands that the amounts paid under the plan may satisfy such claims in full.  Therefore, SCE&G believes that the WEC Subcontractors may be paid substantially (and potentially in full) from WEC. While SCE&G cannot be assured that it will not have any exposure on account of unpaid WEC Subcontractor claims (which SCE&G is presently disputing), SCE&G believes it is unlikely that it will be required to make payments on account of such claims. To the extent any such claim is determined to be valid, SCE&G may be responsible for paying its 55% share thereof.

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

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, and in reliance on the opinion from the Office of Attorney General, the ORS filed the Request seeking an order from the SCPSC directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS noted the existence of an allegation that SCE&G failed to disclose information to the ORS, which the ORS believes should have been disclosed, that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the South Carolina General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which motion the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. See Claims and Litigation herein for additional discussions regarding regarding the constitutionality of the BLRA.

On December 20, 2017, the SCPSC denied a motion by SCE&G to dismiss the Request. Parties who have intervened in the Request or who filed a letter in support of it include the state's Governor, Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. On November 1, 2018, the SCPSC began hearing from the parties to the Concurrent Dockets, including the Request, regarding the merits of the Joint Petition and related issues. This schedule was established in response to legislation described below. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the outcome of this matter. See also Note 2.

In 2017, special committees of the South Carolina General Assembly, both in the House of Representatives and in the Senate, conducted public hearings regarding the Company's decision to abandon the Nuclear Project. Several legislative proposals adverse to the Company and Consolidated SCE&G resulted from the work of these committees, two of which became law in 2018 and are described below.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. The resulting new rates and retroactive credits required by Act 258 were put into effect in August 2018, with the retroactive credits for the second quarter being applied in August's billing cycles. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters certain provisions previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. Various parties have been granted status as intervenor defendants, and during the third quarter the District Court denied their motions to dismiss. SCE&G’s motion for the issuance of a preliminary injunction was denied on August 5, 2018, which SCE&G appealed to the Court of Appeals. On September 21, 2018, the Court of Appeals denied SCE&G's motion for an injunction pending appeal and also denied a motion to dismiss by intervenor defendants. At September 30, 2018, each of the lawsuit in the District Court and the appeal of the District Court's denial of a preliminary injunction was pending. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

Proposals to Resolve Outstanding Issues

On November 16, 2017, SCE&G announced for public consideration a proposal to resolve outstanding issues relating to the Nuclear Project. Under the proposal, SCE&G electric customers were to receive a 3.5% electric rate reduction, the addition of an existing 540-MW natural gas fired power plant by SCE&G with the acquisition cost borne by SCANA shareholders, and the addition of approximately 100-MW of large scale solar energy by SCE&G. The proposal also provided for the recovery of the nuclear construction costs (net of the proceeds of the Toshiba Settlement not utilized for satisfaction of project liens) over 50 years. While SCE&G’s proposal was not formally submitted for regulatory approval at that time, discussions with key stakeholders over the ensuing weeks indicated that SCE&G's proposal would not be sufficient to resolve the outstanding issues.

On January 2, 2018, SCANA entered into the Merger Agreement with Dominion Energy, and on January 12, 2018, SCE&G and Dominion Energy filed the Joint Petition requesting SCPSC approval of the merger or a finding that either the merger is in the public interest or that there is an absence of harm arising from the merger. In this petition, the parties committed to providing an up-front, one time rate credit to SCE&G's electric customers totaling approximately $1.3 billion within 90 days of the merger's closing, providing at least a 5% reduction in customer bills (later adjusted to approximately 7% in light of the effects of the Tax Act), shortening the amortization period for costs related to the Nuclear Project to 20 years, forgoing recovery of approximately $1.7 billion in costs related to the Nuclear Project, and purchasing an existing 540-MW natural gas fired power plant by SCE&G with no initial investment borne by customers.

On October 25, 2018, in response to the desire of various parties to the Concurrent Dockets for an alternative that would further reduce customer bills, Dominion Energy filed with the SCPSC the Alternative Customer Benefits Plan (Alternative Plan). The testimony filed by Dominion Energy in connection with the Alternative Plan indicates that customers would receive refunds totaling approximately $1.91 billion with approximately $1.0 billion being refunded evenly over 20 years and approximately $880 million credited to customers over approximately ten years instead of the up-front, one time rate credit of $1.3 billion originally proposed in the Joint Petition. In addition, such testimony indicates that approximately $2.3 billion in costs related to the Nuclear Project would not be recovered in connection with the Alternative Plan, instead of the $1.7 billion originally proposed. The parties to the Joint Petition estimate that these changes would result in customer bill reductions of approximately 14% (including the effects of the Tax Act). The Alternative Plan also contemplates the purchase of an existing 540-MW natural gas fired power plant by SCE&G with no initial investment borne by customers.

The ORS has filed direct and rebuttal testimony and a pre-hearing brief related to the Concurrent Dockets. In these filings, the ORS has proposed (ORS Plan) that the SCPSC reduce SCE&G's electric rates during the 12 months following the effective date of its order by approximately $561 million compared to rates that would otherwise be in effect when the temporary rate reduction under Act 258 expires. This proposal includes reductions due to assumed merger synergies, the use of an ROE of 9.1% rather than 10.25% (which proposed ROE would be applied to a smaller rate base after all adjustments specified by the ORS), the ORS calculation of savings from the Tax Act (which exceeds SCE&G's calculation), the refund of amounts deferred as subject to refund that arise from the Tax Act and other adjustments. After 12 months (after amounts subject to refund have been returned to customers), the ORS proposes that SCE&G's electric rates be modified to an amount that would be approximately $528 million lower annually compared to rates that would otherwise be in effect when the temporary rate reduction under Act 258 expires.

On October 25, 2018, in testimony filed in connection with the Concurrent Dockets, a representative of Dominion Energy noted that (1) the ORS Plan, if adopted, would be devastating not only to the proposed merger but also to SCE&G's future and to the interests of SCE&G's customers and the state of South Carolina in reliable electric service at just and reasonable rates and (2) there is currently pending litigation in the South Carolina state courts in which the judge has indicated that he is considering issuing an order that would violate the "no change in law" provision of the Merger Agreement, and that if such an order were issued or the ORS Plan is adopted, the merger would be unable to close.

On October 26, 2018, Santee Cooper filed a pre-hearing brief with respect to the Joint Petition. In its filing, Santee Cooper requested that the SCPSC not approve a merger between SCANA and Dominion Energy as being in the public interest unless SCANA and Dominion Energy commit to creating a fund of approximately $351 million to mitigate the financial impact of the abandonment of the Nuclear Project on Santee Cooper's wholesale and retail customers. Santee Cooper proposes that the cost of creating such a fund should not be recoverable from SCE&G's customers.

On November 1, 2018, the SCPSC began hearing from the parties to the Concurrent Dockets regarding the merits of the Joint Petition and related issues, and as noted above, pursuant to S. 954 the SCPSC is required to issue an order related to the Joint Petition no later than December 21, 2018. No assurance can be given as to the timing or outcome of efforts to consummate the Merger Agreement or to obtain approval of the Joint Petition.

On May 9, 2018, SCE&G completed its purchase of CEC, the existing 540-MW natural gas fired power plant referred to above, for approximately $180 million. As disclosed in Note 10 to the Company's and Consolidated SCE&G's Form 10-K for December 31, 2017, an impairment loss recorded in the fourth quarter of 2017 included $180 million related to SCE&G's commitment to not seek recovery from customers for the acquisition cost of this natural gas fired power plant, and accordingly, this amount was recorded as a reduction to unrecovered Nuclear Project costs within regulatory assets on the Company's and Consolidated SCE&G's consolidated balance sheets at December 31, 2017. As such, the Company's and Consolidated SCE&G's condensed consolidated balance sheet as of September 30, 2018 reflect the cost for CEC within Utility Plant in Service, and the $180 million impairment initially recorded as unrecovered Nuclear Project costs within regulatory assets is now reflected within Accumulated Depreciation and Amortization, which results in the carrying value of CEC being entirely written off. SCE&G’s commitment to not seek recovery from customers for the acquisition cost of CEC was one element of certain broader rate mitigation proposals contained within the Joint Petition and the Alternative Plan. Assuming that the SCPSC approves either of the mitigating proposals as outlined in the Joint Petition or approves the Alternative Plan, SCE&G will not seek recovery of CEC acquisition costs.

Impairment Considerations

At September 30, 2018, SCE&G estimated that revised rates collections previously approved under the BLRA totaled approximately $445 million annually. SCE&G estimates that such revised rates collections for 2018 would be reduced by approximately $279 million if Act 258 remains in effect and is implemented through December 21, 2018, which is the expected pendency of the SCPSC proceeding with respect to the Joint Petition. New rates are expected to be ordered by the SCPSC in connection with its order on the Joint Petition, which order is to be issued no later than December 21, 2018. On a cumulative basis, at September 30, 2018, SCE&G estimated that revised rates collections previously approved under the BLRA totaled approximately $2.1 billion, which amount reflects the impacts of Act 258.

For each of the quarters ended June 30, 2018, September 30, 2018 and December 31, 2018, SCANA's Board of Directors declared a dividend of $0.1237 per share, which represents an approximately 80% reduction from the $0.6125 per share paid on SCANA’s common stock for the first quarter of 2018. This reduction corresponds to the portion of the dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues and cash flows resulting from the implementation of Act 258.

Under the current regulatory construct in South Carolina, pursuant to the BLRA or through other means, the ability of SCE&G to recover costs incurred in connection with Unit 2 and Unit 3, and a reasonable return on them, will be subject to review and approval by the SCPSC. In light of the contentious nature of activity involving the General Assembly and other officials and the Request being considered by the SCPSC that could result in the suspension of all rates currently being collected under the BLRA, as well as the return of such amounts previously collected, there is significant uncertainty as to SCE&G’s ultimate ability to recover its costs of Unit 2 and Unit 3 and a return on them from its customers. See also Claims and Litigation herein for additional discussion regarding the constitutionality of the BLRA. SCE&G continues to contest the specific challenges described above. However, based on the consideration of those challenges, and particularly in light of SCE&G's proposed solution announced on November 16, 2017 and details in the Joint Petition filed by SCE&G and Dominion Energy with the SCPSC on January 12, 2018, the Company and Consolidated SCE&G determined that a disallowance of recovery of part of the cost of the abandoned Nuclear Project is both probable and reasonably estimable under applicable accounting guidance. In addition, the Company and Consolidated SCE&G determined that full recovery of certain other related costs deferred within regulatory assets is less than probable. As a result, in 2017 the Company and Consolidated SCE&G recognized a pre-tax impairment loss totaling $1.118 billion ($690 million net of tax). Also, in the first quarter of 2018, the Company and Consolidated SCE&G recognized an additional pre-tax impairment loss of approximately $3.6 million ($2.7 million net of tax) in order to further reduce to estimated fair value the carrying value of nuclear fuel which had been acquired for use in Unit 2 and Unit 3.

It is reasonably possible that a change in estimated impairment loss could occur in the near term and could be material; however, all such changes cannot be reasonably estimated. The impairment loss recorded in 2017 reflects impacts similar to those that would have resulted had the proposed solution announced on November 16, 2017 been implemented. If the merger benefits and cost recovery plan outlined in the Joint Petition are implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss (in excess of the $1.118 billion above) and other charges totaling approximately $1.7 billion (approximately $1.3 billion net of tax) would be expected to be recorded. This additional impairment loss would result from the write-off of unrecovered Nuclear Project costs of approximately $813 million recorded within regulatory assets, the write-off of unrecovered Nuclear Project costs of approximately $86 million recorded within Utility Plant, and the recording of additional liabilities for customer refunds totaling approximately $1.875 billion, net of approximately $1.065 billion, which amount represents the monetization of guaranty settlement recorded within regulatory liabilities less amounts that may be required to satisfy contractor liens.

If the Alternative Plan were implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss (in excess of the $1.118 billion above) and other charges totaling approximately $2.3 billion (approximately $1.7 billion net of tax) would be expected to be recorded. This additional impairment loss would result from the write-off of unrecovered Nuclear Project costs of approximately $1.368 billion recorded within regulatory assets, the write-off of unrecovered Nuclear Project costs of approximately $86 million recorded within Utility Plant, and the recording of additional liabilities for customer refunds of approximately $880 million. In addition, the Alternative Plan provides for the refunding of the existing regulatory liability associated with the monetization of guaranty settlement over 20 years less amounts that may be required to satisfy contractor liens.

If (i) the SCPSC does not approve the Joint Petition or the Alternative Plan and instead approves the Request by the ORS; (ii) the BLRA is found to be unconstitutional; or (iii) the General Assembly further amends or revokes the BLRA or approves other legislation with a similar effect, the Company and Consolidated SCE&G may be required to record an additional impairment loss (in excess of the $1.118 billion above) and other charges totaling approximately $5.0 billion (approximately $3.7 billion net of tax). This additional impairment loss would result from the write-off of approximately $3.960 billion in regulatory assets (comprised of remaining unrecovered Nuclear Project costs of $4.140 billion offset by $180 million in previously impaired costs related to CEC, which would result from the proposals put forward in the Joint Petition or the Alternative Plan not being approved by the SCPSC) and the refund of revised rates collections under the BLRA described above of approximately $2.1 billion (comprised of the revised rates collections on a cumulative basis as of September 30, 2018 and reflective of the impacts of Act 258), net of approximately $1.065 billion, which amount represents the monetization of guaranty settlement recorded within regulatory liabilities less amounts that may be required to satisfy contractor liens. The

Company and Consolidated SCE&G do not currently anticipate that any amounts collected prior to April 1, 2018, will be subject to refund (other than amounts arising from the effects of the Tax Act); however, no assurance can be given as to the outcome of this matter. See Claims and Litigation herein for additional discussion regarding the constitutionality of the BLRA.

At September 30, 2018, the Company and Consolidated SCE&G included considerations of the impact of Act 258 in the evaluation as to their ability to recover the remaining Nuclear Project costs and a reasonable return on those costs. Because Act 258 explicitly provides for an experimental rate that is temporary and does not disallow any of the costs currently deferred as a regulatory asset, and because the experimental rate is to be replaced by rates that the SCPSC is to determine and order no later than December 21, 2018, the Company and Consolidated SCE&G have concluded that additional impairment charges related to unrecovered Nuclear Project costs are not probable, and the recording of such charges would not be appropriate, at this time. However, if a disallowance were ordered or the rates under Act 258 were made other than temporary by the SCPSC in the Joint Petition proceeding, the Company and Consolidated SCE&G would reevaluate this conclusion. Were the rates under Act 258 made other than temporary following the SCPSC's final decision on the Joint Petition, and without consideration of any other factors that may be embodied in such an order, an additional pre-tax impairment charge totaling approximately $1.7 billion may be required.

In addition to the matters above, in the Joint Petition, the Company and Consolidated SCE&G proposed to remove from BLRA capital costs their investment in transmission assets that have been or will be placed in service and have not been abandoned. As of September 30, 2018, such investment in these assets total approximately $376 million (approximately $365 million within utility plant, net and approximately $11 million within regulatory assets, which amount represents certain deferred operating costs). The Company and Consolidated SCE&G believe that this investment represents assets that are or will be used to provide electric service to customers and that a recovery of and a reasonable return on the investment should be provided in future rates. During the hearing on the Concurrent Dockets, the SCPSC will consider a request by the ORS to allow the Company and Consolidated SCE&G to defer certain operating costs related to the investment and that a decision on the recovery of this investment, including operating costs deferrals, be addressed in a future rate proceeding. If the SCPSC were to disallow recovery of or a reasonable return on all or a portion of this investment, an impairment charge related to these assets totaling as much as approximately $376 million may be required.

Liquidity Considerations

              As a result of the legislative and regulatory reactions to the decision to stop construction of Unit 2 and Unit 3, downgrades by credit ratings agencies occurred.  The Company and Consolidated SCE&G have significant obligations that must be paid within the next 12 months, including long-term debt maturities and capital lease payments of $18 million for the Company (including $14 million for Consolidated SCE&G), short-term borrowings of $314 million for the Company (including $173 million for Consolidated SCE&G), interest payments of approximately $335 million for the Company (including $255 million for Consolidated SCE&G), future minimum payments for operating leases of $9 million for the Company (including $3 million for Consolidated SCE&G), and revenues collected subject to refund arising from the effects of the Tax Act of approximately $61 million for the Company and Consolidated SCE&G. Working capital requirements, such as those for fuel supply and similar obligations, also arise due to the lag between when such amounts are paid and when related collection of such costs through customer rates occurs. In addition, as described above under Impairment Considerations, SCE&G has been ordered to reduce revised rates previously approved under the BLRA by approximately $279 million in 2018. This reduction assumes that Act 258 remains in effect through December 21, 2018, which is the expected pendency of the SCPSC proceeding with respect to the Concurrent Dockets.

Also, any adverse final judgment by a court in any matter of litigation, or any levy for amounts assessed by a regulatory agency, including but not limited to matters described in Claims and Litigation below, could require the Company and/or Consolidated SCE&G to escrow funds or to post one or more bonds equal to the monetary amount of the judgment or assessment while the decision is being appealed or challenged.

              Management believes as of the date of issuance of these financial statements that it has access to available sources of cash to pay obligations when due over the next 12 months. These sources include committed, long-term lines of credit that expire in December 2020 totaling $1.8 billion for the Company (including $1.2 billion for Consolidated SCE&G). In addition, as of the date of issuance of these financial statements, SCE&G continues to collect the BLRA-related customer rates that remain after reductions ordered as a result of Act 258, as well as amounts provided for in other orders related to non-BLRA electric and gas rates. In 2018, however, certain of SCANA's credit ratings have fallen below investment grade, which has constrained its ability to issue commercial paper. The ability of Fuel Company and PSNC Energy to issue commercial paper has also been constrained.

Regulatory and legislative proceedings described above, and/or proceedings described under Claims and Litigation below, which are outside of the Company’s and Consolidated SCE&G’s control, have resulted in the temporary suspension of a substantial portion of the approximately $445 million annually of rates that were being collected under the BLRA, and may result in the permanent suspension of all or a portion of such amounts, the return of such amounts collected through September 30, 2018, of $2.1 billion, or the requirement that SCE&G's share of payments received from the Toshiba Settlement ($1.098 billion) be placed in escrow or be refunded to customers in the near term. Neither the Company nor Consolidated SCE&G can predict if or when these matters may be resolved or what additional actions, if any, may be proposed or taken, including other legislative or regulatory actions related to the BLRA or other litigation.

Were the SCPSC to grant the relief sought by the ORS in the Request or grant similar relief resulting from legislative action, and as further discussed above in Impairment Considerations, an additional impairment loss or other charges totaling approximately $5.0 billion (approximately $3.7 billion net of tax) may be required. Such an impairment loss or other charges would further increase the Company’s and Consolidated SCE&G’s debt to total capitalization ratio and may result in the Company’s and Consolidated SCE&G’s ratio of debt to total capitalization exceeding maximum levels prescribed in their respective credit agreements. Such an event likely would limit the Company’s and Consolidated SCE&G’s ability to borrow under their commercial paper programs and credit facilities and their ability to pay future dividends or may trigger events of default under such agreements.

Known and knowable conditions and events when considered in the aggregate as of the date of issuance of these financial statements do not suggest it is probable that the Company and Consolidated SCE&G will not be able to meet obligations as they come due over the next 12 months. However, certain possible adverse future actions, including but not limited to those contemplated in the Request by the ORS regarding the disallowance of all or part of the remaining unrecovered nuclear regulatory asset, rate reductions and refunds, and including actions that may result from other legal, regulatory and governmental proceedings and investigations, could likely have a material adverse impact on the Company’s and Consolidated SCE&G’s financial condition, liquidity, results of operations and cash flows such that management’s conclusion with respect to its ability to pay obligations when due could change.

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

On October 15, 2018, in an email to counsel of record in the customer class action, the state court judge provided instructions to counsel for the State of South Carolina and the plaintiffs to submit proposed orders to him.  Those instructions directed the attorneys to include language in the proposed orders stating, among other things, that the BLRA violates the hearing requirement of the procedural due process provisions Article I, Section 22 of the South Carolina Constitution.  The proposed orders have been submitted to the judge by those attorneys, and SCANA and SCE&G have provided the judge with comments to various portions of the proposed orders.  In a later email to counsel dated October 22, 2018, the judge indicated that he was still considering his analysis of the applicable law, and he sought further input from all parties.  The judge made clear that his emails were not binding judicial orders but merely an indication of how the judge was then considering the matters he had taken under advisement. The judge has not yet entered an official, binding order, and he has not indicated when he intends to do so. The judge’s emails do not indicate what, if any, remedy is available to the customer class action plaintiffs should he enter an order finding that the BLRA offers insufficient due process to meet the hearing requirement of Article I, Section 22 of the South Carolina Constitution.  SCANA and SCE&G will evaluate the court’s order when it is entered and, if it is adverse to SCANA and SCE&G, will determine whether to seek reconsideration or appeal.

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

Lawsuits seeking class action status have also been filed on behalf of investors and shareholder derivative actions have been filed in the Court of Common Pleas in the Counties of Lexington and Richland, South Carolina, against SCANA, its CEO and directors, Dominion Energy and Sedona. Following removal of certain of these class action lawsuits and shareholder derivative actions from state courts to federal court and their subsequent remand, Dominion Energy has filed appeals of the decisions to remand to the Court of Appeals, where the appeals have been consolidated and remain pending.

On July 13, 2018, SCANA’s Board of Directors elected two new, independent directors and exercised its right under South Carolina corporate law to form an SLC comprised solely of these newly elected members to investigate the Derivative Litigation and to determine SCANA’s best interests with respect to these actions. On July 24, 2018, SCANA, acting at the direction of the SLC, filed a motion to stay all federal court proceedings in the Derivative Litigation (In Re SCANA Corporation Derivative Litigation) to allow time for the SLC to conduct an independent investigation into the facts and circumstances giving rise to the Derivative Litigation, and to determine what course of action is in the best interests of SCANA and its shareholders with respect to the Derivative Litigation (e.g., prosecution of the claims in the name of SCANA, seeking dismissal of some or all of the claims, or taking other remedial actions). On October 31, 2018, the court denied the motion to stay with leave to refile after the SCPSC decision on the merger among Dominion Energy, Sedona and SCANA.

On July 17, 2018, a case filed in the District Court styled Pennington et al. v. SCANA, Fluor Corporation and Fluor Enterprises was certified as a class action on behalf of persons who were formerly employed at the Nuclear Project. The plaintiffs allege, among other things, that the defendants violated the WARN Act in connection with the decision to stop construction on the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment. While SCANA and SCE&G intend to contest this case, it is reasonably possible that a loss estimated to be as much as $75 million could be incurred, of which SCE&G's proportionate share as a co-owner of the Nuclear Project would be 55%. This potential loss could arise due to the Fluor defendants seeking indemnification from SCE&G in the case described in the next paragraph.

On September 7, 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against SCE&G and Santee Cooper. The plaintiffs make claims for equitable indemnity, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the Pennington case. Plaintiffs seek a damages award, including, but not limited to, defense costs, attorney fees and expenses and any other relief the court deems proper.

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

The DOR has initiated an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. On June 1, 2018, SCE&G received from the DOR a notice of proposed assessment arising from that audit of approximately $410 million, plus interest. While SCE&G has filed a protest of the proposed assessment, it is reasonably possible that a loss estimated to be as much as $410 million, plus interest and penalties, could be incurred, of which SCE&G's proportionate share as a co-owner of the Nuclear Project would be 55%.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims, and audit positions which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or others that may arise, including any claims that may be asserted by or against Santee Cooper in addition to claims made by Santee Cooper in connection with the Joint Petition, and adverse outcomes from some of these matters would not be covered by insurance.

Except as noted above, the various claims for damages do not specify an amount for those damages, and the number of plaintiffs that are ultimately certified in any class action lawsuit is unknown. In addition, each of the cases referred to above is in its early stages. For these reasons, the Company and Consolidated SCE&G (i) have not determined that a loss is probable and (ii) except as noted above, cannot provide any estimate or range of potential loss for these matters at this time. Therefore, no accrual for these potential losses has been included in the condensed consolidated financial statements. However, outcomes could have a material adverse impact on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

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

On August 21, 2018, the EPA proposed the ACE rule which would replace the CPP. The EPA had proposed in 2017 to replace the CPP on the grounds that it exceeded the EPA’s statutory authority and in response to federal court proceedings and an Executive Order. If implemented, the proposed ACE rule would define the “best system of emission reduction” for GHG emissions from existing power plants as on-site, heat-rate efficiency improvements; provide states with a list of “candidate technologies” that can be used to establish standards of performance and incorporated into their state plans; update the EPA’s NSR permitting program to incentivize efficiency improvements at existing power plants; and align CAA section 111(d) general implementing regulations to give states adequate time and flexibility to develop their state plans. The Company and

Consolidated SCE&G are currently evaluating the ACE rule for potential impact at their coal fired units and expect any costs incurred to comply with such rule to be recoverable through rates.

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

The EPA's final rule for CCR became effective in the fourth quarter of 2015. This rule regulates CCR as a non-hazardous waste under Subtitle D of the Resource Conservation and Recovery Act and imposes certain requirements on ash storage ponds and other CCR management facilities at certain of SCE&G's and GENCO's coal-fired generating facilities. An August 2018 decision by the United States Court of Appeals for the District of Columbia also imposed the rule requirements on CCR ponds at a former generation site owned by SCE&G. SCE&G and GENCO have already closed or have begun the process of closure of all of their ash storage ponds and have previously recognized AROs for such ash storage ponds under existing requirements. The Company and Consolidated SCE&G do not expect the incremental compliance costs associated with this rule to be significant and expect to recover such costs in future rates.

SCE&G is responsible for four decommissioned MGP sites in South Carolina which contain residues of by-product chemicals. These sites are in various stages of investigation, remediation and monitoring under work plans approved by or under review by DHEC and the EPA. SCE&G anticipates that major remediation activities at all these sites will continue at least through 2020 and will cost an additional $9.6 million. In September 2018 SCE&G submitted an updated remediation work plan for one site (Congaree River) to DHEC which, if approved and subsequently permitted by the USACE, would increase remediation cost for that site by approximately $8 million. SCE&G cannot predict if or when DHEC and the USACE may approve or issue permits for this work to proceed. Major remediation activities are accrued in Other within Deferred Credits and Other Liabilities on the condensed consolidated balance sheet. SCE&G expects to recover any cost arising from the remediation of MGP sites through rates. At September 30, 2018, deferred amounts, net of amounts previously recovered through rates and insurance settlements, totaled $23.6 million and are included in regulatory assets.

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

The Company
Millions of dollars	External Revenue	Intersegment Revenue	Operating Income (Loss)	Net Income
Three Months Ended September 30, 2018
Electric Operations	$669	—	$217	n/a
Gas Distribution	122	—	(10)	n/a
Gas Marketing	135	$35	n/a	$1
All Other	—	124	—	(30)
Adjustments/Eliminations	—	(159)	(24)	96
Consolidated Total	$926	—	$183	$67

Nine Months Ended September 30, 2018
Electric Operations	$1,767	$3	$396	n/a
Gas Distribution	631	1	107	n/a
Gas Marketing	550	95	n/a	$21
All Other	—	347	—	(79)
Adjustments/Eliminations	—	(446)	(28)	302
Consolidated Total	$2,948	—	$475	$244

Three Months Ended September 30, 2017
Electric Operations	$786	$1	$127	n/a
Gas Distribution	123	—	(7)	n/a
Gas Marketing	167	35	n/a	$1
All Other	—	90	—	(7)
Adjustments/Eliminations	—	(126)	2	40
Consolidated Total	$1,076	—	$122	$34

Nine Months Ended September 30, 2017
Electric Operations	$2,042	$4	$555	n/a
Gas Distribution	584	1	110	n/a
Gas Marketing	623	93	n/a	$17
All Other	—	286	—	(14)
Adjustments/Eliminations	—	(384)	28	323
Consolidated Total	$3,249	—	$693	$326

Consolidated SCE&G
Millions of dollars	External Revenue	Operating Income (Loss)	Comprehensive Income Available to Common Shareholder
Three Months Ended September 30, 2018
Electric Operations	$670	$216	n/a
Gas Distribution	69	(4)	n/a
Adjustments/Eliminations	—	—	$98
Consolidated Total	$739	$212	$98

Nine Months Ended September 30, 2018
Electric Operations	$1,770	$396	n/a
Gas Distribution	304	44	n/a
Adjustments/Eliminations	—	—	$248
Consolidated Total	$2,074	$440	$248

Three Months Ended September 30, 2017
Electric Operations	$787	$126	n/a
Gas Distribution	69	(2)	n/a
Adjustments/Eliminations	—	—	$39
Consolidated Total	$856	$124	$39

Nine Months Ended September 30, 2017
Electric Operations	$2,046	$555	n/a
Gas Distribution	285	42	n/a
Adjustments/Eliminations	—	—	$270
Consolidated Total	$2,331	$597	$270

Segment Assets	The Company		Consolidated SCE&G
	September 30,	December 31,	September 30,	December 31,
Millions of dollars	2018	2017	2018	2017
Electric Operations	$12,046	$11,979	$12,046	$11,979
Gas Distribution	3,384	3,259	909	869
Gas Marketing	204	230	n/a	n/a
All Other	1,071	1,042	n/a	n/a
Adjustments/Eliminations	2,111	2,229	3,174	3,098
Consolidated Total	$18,816	$18,739	$16,129	$15,946

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2018	2017	2018	2017
Purchases from Canadys Refined Coal, LLC	$45.2	$47.5	$122.5	$144.9
Sales to Canadys Refined Coal, LLC	44.9	47.2	121.8	144.0

Millions of Dollars	September 30, 2018	December 31, 2017
Receivable from Canadys Refined Coal, LLC	$8.5	$4.9
Payable to Canadys Refined Coal, LLC	8.5	4.9

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

	Three Months Ended September 30,		Nine Months Ended September 30,
Millions of Dollars	2018	2017	2018	2017
Purchases from SCANA Energy	$35.0	$35.3	$95.0	$93.4
Direct and Allocated Costs from SCANA Services	72.9	78.1	208.3	233.6

Millions of Dollars	September 30, 2018	December 31, 2017
Payable to SCANA Energy	$10.6	$10.0
Payable to SCANA Services	42.8	42.0

Consolidated SCE&G's money pool borrowings from an affiliate are described in Note 5. Certain disclosures regarding SCE&G's participation in SCANA's noncontributory defined benefit pension plan and unfunded postretirement health care and life insurance programs are included in Note 9.

13.          OTHER INCOME (EXPENSE), NET

Components of other income (expense), net are as follows:

	The Company				Consolidated SCE&G
	Three Months Ended		Nine Months Ended		Three Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,		September 30,
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Revenues from contracts with customers	$4	—	$14	—	$1	—	$4	—
Other income	8	$28	144	$61	5	$21	135	$36
Other expense	(14)	(9)	(34)	(33)	(10)	(7)	(22)	(23)
Allowance for equity funds used during construction	5	—	12	17	3	(3)	7	13
Other income (expense), net	$3	$19	$136	$45	$(1)	$11	$124	$26

The recording of revenue from contracts with customers within other income (expense) arose upon the adoption of related accounting guidance described in Note 1 and Note 3, and as permitted, prior periods have not been restated. Other income in 2018 includes gains from the settlement of interest rate derivatives of approximately $115 million (see Note 7). Non-service cost components of pension and other postretirement benefits are included in Other expense.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS

Pursuant to General Instruction H of Form 10-Q, SCE&G is permitted to omit certain information related to itself and its consolidated affiliates called for by Item 2 of Part I of Form 10-Q, and instead provide a management’s narrative analysis of its consolidated results of operation and other information described therein. Such information is presented hereunder specifically for Consolidated SCE&G but may be presented alongside information presented for the Company generally. Consolidated SCE&G makes no representation as to information relating solely to SCANA and its subsidiaries (other than Consolidated SCE&G).

RESULTS OF OPERATIONS
FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2018
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

Earnings

Earnings were as follows:

	Third Quarter		Year to Date
The Company	2018	2017	2018	2017
Earnings per share	$0.47	$0.24	$1.71	$2.28

Consolidated SCE&G
Net income (millions of dollars)	$103.6	$41.8	$262.3	$279.7

The Company's earnings per share and Consolidated SCE&G's net income reflect the impact of an electric rate reduction made effective as of the second quarter of 2018 and the effect of weather in 2018 and 2017. Such results in 2018 also reflect higher legal costs and costs incurred in connection with the Nuclear Project and the Company's announced merger with Dominion Energy. These and other results are discussed below.

Matters Impacting Future Results

The Company's decision on July 31, 2017 to stop construction of Unit 2 and Unit 3 and to pursue recovery of the cost of the abandoned Nuclear Project has had and could continue to have significant adverse impacts on the Company's and Consolidated SCE&G's future earnings, cash flows and financial position, including those related to the ultimate recovery of regulatory assets, the sustainability of tax positions, the results of litigation and the outcome of various regulatory and governmental proceedings and investigations. The Company continues to believe the decision to abandon the Nuclear Project and the costs incurred with respect to it were prudent under applicable law and has contested specific challenges to these assertions. The Company also believes that the issues related to the recovery of the cost of the abandoned Nuclear Project and related to the rates currently being collected under the BLRA for financing costs should be resolved in current proceedings before the SCPSC. However, based on various events following the abandonment, there is significant uncertainty as to SCE&G's ultimate ability to recover its costs of Unit 2 and Unit 3 and a return on them from its customers. These events include the contentious nature of reviews by legislative committees and others, the General Assembly's passage of certain legislation in 2018, including Act 258 discussed below, and the Request being considered by the SCPSC that could result in the permanent suspension of all or a portion of rates currently being collected under the BLRA, as well as the return of such amounts previously collected. There is also significant uncertainty as to the timing and the ultimate resolution of the litigation and the various other proceedings discussed herein.

In 2017, the Company and Consolidated SCE&G determined that a disallowance of recovery of part of the cost of the abandoned Nuclear Project was both probable and reasonably estimable under applicable accounting guidance and recorded a pre-tax impairment loss with respect to disallowance of unrecovered Nuclear Project costs and other related deferred costs totaling approximately $1.118 billion ($690 million net of tax). In the first quarter of 2018, the Company and Consolidated SCE&G recognized an additional pre-tax impairment loss totaling approximately $3.6 million ($2.7 million net of tax) in order to further reduce to estimated fair value the carrying value of nuclear fuel that had been acquired for use in Unit 2 and Unit 3. See additional discussion at Note 10 to the condensed consolidated financial statements.

It is reasonably possible that further changes in these estimates will occur in the near term and could be material; however, all such changes cannot be reasonably estimated. The impairment loss recorded in 2017 reflects impacts similar to those that would have resulted had the proposed solution announced on November 16, 2017 been implemented. If the merger benefits and cost recovery plan outlined in the Joint Petition is implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss (in excess of the $1.118 billion above) and other charges totaling approximately $1.7 billion (approximately $1.3 billion net of tax) would be expected to be recorded. If the Alternative Plan were implemented (upon closing of the merger as contemplated in the Merger Agreement), an additional impairment loss (in excess of the $1.118 billion above) and other charges totaling approximately $2.3 billion (approximately $1.7 billion net of tax) would be expected to be recorded.

If (i) the SCPSC does not approve the Joint Petition or the Alternative Plan and instead approves the Request by the ORS; (ii) the BLRA is found to be unconstitutional; or (iii) the General Assembly further amends or revokes the BLRA or approves other legislation with a similar effect, the Company and Consolidated SCE&G may be required to record an additional impairment loss (in excess of the $1.118 billion above) and other charges totaling approximately $5.0 billion (approximately $3.7 billion net of tax). This additional impairment loss would result from the write-off of approximately $3.960 billion in regulatory assets (comprised of the remaining unrecovered Nuclear Project costs of $4.140 billion offset by $180 million in previously impaired costs related to CEC, which would result from the proposals put forward in the Joint Petition or Alternative Plan not being approved by the SCPSC) and the refund of revised rates collections under the BLRA described above of approximately $2.1 billion (comprised of the revised rates collections on a cumulative basis as of September 30, 2018 and reflective of the impacts of Act 258), net of approximately $1.065 billion, which amount represents the monetization of guaranty settlement recorded within regulatory liabilities less amounts that may be required to satisfy contractor liens. The Company and Consolidated SCE&G do not currently anticipate that any amounts collected prior to April 1, 2018, will be subject to refund (other than amounts arising from the effects of the Tax Act); however, no assurance can be given as to the outcome of this matter. Were the rates under Act 258 made other than temporary following the SCPSC's final decision on the Joint Petition, and without consideration of any other factors that may be embodied in such an order, an additional pre-tax impairment charge (in excess of the $1.118 billion above) totaling approximately $1.7 billion may be required. See Claims and Litigation in Note 10 to the condensed consolidated financial statements for additional discussion regarding the constitutionality of the BLRA.

In addition to the matters above, in the Joint Petition, the Company and Consolidated SCE&G proposed to remove from BLRA capital costs their investment in transmission assets that have been or will be placed in service and have not been abandoned. As of September 30, 2018, such investment in these assets total approximately $376 million (approximately $365 million within utility plant, net and approximately $11 million within regulatory assets, which amount represents certain deferred operating costs). The Company and Consolidated SCE&G believe that this investment represents assets that are or will be used to provide electric service to customers and that a recovery of and a reasonable return on the investment should be provided in future rates. During the hearing on the Concurrent Dockets, the SCPSC will consider a request by the ORS to allow the Company and Consolidated SCE&G to defer certain operating costs related to the investment and that a decision on the recovery of this investment, including operating costs deferrals, be addressed in a future rate proceeding. If the SCPSC were to disallow recovery of or a reasonable return on all or a portion of this investment, an impairment charge related to these assets totaling as much as approximately $376 million may be required.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. The resulting new rates and retroactive credits required by Act 258 were put into effect in August 2018, with the retroactive credits for the second quarter being applied in August's billing cycles. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters certain provisions previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. Various parties have been granted status as intervenor defendants, and during the third quarter the District Court denied their motions to dismiss. SCE&G’s motion for the issuance of a preliminary injunction was denied on August 5, 2018, which SCE&G appealed to the Court of Appeals. On September 21, 2018, the Court of Appeals denied SCE&G's motion for an injunction pending appeal and also denied a motion to dismiss by intervenor defendants. At September 30, 2018, each of the lawsuit in the District Court and the appeal of the District Court's denial of a preliminary injunction was pending. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

                In December 2017, the Tax Act was enacted, resulting in the remeasurement of all federal deferred income tax assets and liabilities to reflect a 21% federal statutory corporate tax rate. Due to the regulated nature of the Company’s and Consolidated SCE&G’s operations, the effect of this remeasurement is primarily reflected in excess deferred income tax balances within regulatory liabilities. As described in Note 2 to the condensed consolidated financial statements, SCE&G and PSNC Energy have responded to orders from state regulators seeking information regarding the effects the Tax Act would have on their respective operations, and state regulators have issued orders related to certain of these matters. In 2018, the Company and Consolidated SCE&G are recording estimates of revenue that will be subject to refund to customers of its regulated operations. Such amounts result in reductions to revenue and are deferred on the condensed consolidated balance sheet. Such reductions in revenue largely correspond to reductions in current period tax expense. Going forward, to the extent state regulators order reductions in customer rates, the lower tax expense resulting from the reduced federal statutory corporate tax rate will result in similar reductions to amounts collected from customers through electric and gas rates, and no significant impact on financial results is expected. However, the refund of revenue collected in 2018 will negatively impact cash flow. In addition, certain of these regulatory liabilities for excess deferred taxes will be amortized to the benefit of customers over the remaining lives of related property in accordance with the normalization provisions of the IRC and Code of Federal Regulations, thereby mitigating any significant negative cash impact due to the extended amortization period. See also Note 6 to the condensed consolidated financial statements for additional discussion related to deferred tax assets and liabilities.

These matters impacting future results are further discussed under Liquidity Considerations and Impact of Abandonment of Nuclear Project within LIQUIDITY AND CAPITAL RESOURCES, in Note 2 and Note 10 to the condensed consolidated financial statements and in Part II, Item 1A. Risk Factors.

Dividends Declared

SCANA's Board of Directors declared the following dividends on common stock during 2018:

Declaration Date	Payment Date	Record Date	Dividend Per Share
February 22, 2018	April 1, 2018	March 12, 2018	$0.6125
June 28, 2018	July 18, 2018	July 10, 2018	$0.1237
August 30, 2018	October 1, 2018	September 10, 2018	$0.1237
October 23, 2018	January 1, 2019	December 10, 2018	$0.1237

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

Electric Operations

Electric Operations for the Company and for Consolidated SCE&G is comprised of the electric operations of SCE&G, GENCO and Fuel Company.  Electric Operations operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$669.7	$787.3	$1,770.2	$2,045.9	$669.7	$787.3	$1,770.2	$2,045.9
Fuel used in electric generation	188.3	166.5	503.0	464.1	188.3	166.5	503.0	464.1
Purchased power	9.4	22.3	76.6	54.1	9.4	22.3	76.6	54.1
Other operation and maintenance	123.7	132.1	392.5	376.5	127.3	135.6	402.6	387.2
Impairment loss	—	210.0	3.6	210.0	—	210.0	3.6	210.0
Depreciation and amortization	76.3	73.8	228.0	219.9	73.6	70.8	219.7	211.0
Other taxes	55.7	56.4	170.2	166.8	55.1	55.9	168.4	165.0
Operating Income	$216.3	$126.2	$396.3	$554.5	$216.0	$126.2	$396.3	$554.5

Electric operations can be significantly impacted by the effects of weather. SCE&G estimates the effects on its electric business of actual temperatures in its service territory as compared to historical averages to develop an estimate of electric revenue and fuel costs attributable to the effects of abnormal weather. Results in both 2018 and 2017 reflect milder than normal weather in the first quarter, with 2017 being significantly milder than 2018, and warmer than normal weather in the second and third quarters, with 2018 being significantly warmer than 2017.

The Company and Consolidated SCE&G expect, if Act 258 remains in effect, that electric operating revenues will decrease by approximately $31 million each month through the remainder of 2018 when compared to operating revenues recorded in corresponding periods in 2017.

Third Quarter

•
Operating revenues decreased in 2018 by $101.4 million due to the enactment and implementation of Act 258, by $16.5 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act, lower residential and commercial average use of $14.8 million and lower industrial usage of $2.1 million. These revenue decreases were partially offset by the effects of weather of $18.7 million, residential and commercial growth of $5.2 million and revenue recognized under the DER program of $4.2 million.

•
Fuel used in electric generation and purchased power expenses increased in the aggregate in 2018 due to higher amortization of DER program costs of $4.8 million, increased sales volumes associated with residential and commercial customer growth of $1.4 million and higher sales volumes associated with the effects of weather of $5.5 million. These increases were partially offset by lower residential and commercial average use of $4.6 million. In 2018, purchased power expenses were lower and expenses for fuel used in electric generation were higher due to SCE&G's purchase of CEC and the termination of a related purchase power agreement.

•
Other operation and maintenance expenses decreased in 2018 due to lower labor costs of $8.8 million, primarily due to Nuclear Project severance accruals in 2017, lower customer bad debt expense of $1.4 million primarily due to lower revenue resulting from the enactment and implementation of Act 258, lower injuries and damages of $1.8 million and lower non-labor generation and other electric operations costs of $3.1 million. These decreases were partially offset by wind down costs associated with the abandonment of the Nuclear Project of $3.1 million and higher legal and other costs related to the abandonment of the Nuclear Project of approximately $8.0 million.

•	Impairment loss represents the estimated probable disallowance of recovery associated with the abandonment of the Nuclear Project recognized in 2017.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes decreased primarily due to a 2018 true-up for property tax accruals to reflect revised lower estimates.

Year to Date

•
Operating revenues decreased in 2018 by $113.7 million pursuant to an SCPSC order whereby fuel cost recovery is offset with gains realized upon the settlement of certain interest rate derivative contracts, as further described in Other Income (Expense) below, related to fuel cost recovery. Operating revenue also decreased by $210.8 million due to the enactment and implementation of Act 258, by $56.7 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act, lower collections under the rate rider for pension costs of $3.2 million and lower residential and commercial average use of $37.3 million. The downward adjustment related to fuel costs recovery had no effect on net income as it was fully offset by the recognition within other income of gains realized upon the settlement of certain derivative interest rate contracts. The lower pension rider collections had no impact on net income as they were fully offset by the recognition, within other operation and maintenance expenses, of lower pension costs. These revenue decreases were partially offset by the effects of weather of $87.9 million, residential and commercial growth of $17.7 million, industrial growth and usage of $3.2 million, revenue recognized under the DER program of $10.8 million and higher fuel cost recovery of $30.7 million.

•
Fuel used in electric generation and purchased power expenses increased due to higher fuel prices of $30.7 million, amortization of DER program costs of $10.2 million, increased sales volumes associated with residential and commercial customer growth of $4.1 million, industrial growth and usage of $3.0 million, higher sales volumes associated with the effects of weather of $20.9 million and higher fuel handling expenses of $2.4 million. These increases were partially offset by lower residential and commercial average use of $9.9 million. In 2018, purchased power expenses were lower and expenses for fuel used in electric generation were higher due to SCE&G's purchase of CEC and the termination of a related purchase power agreement.

•
Other operation and maintenance expenses increased due to wind down costs associated with the abandonment of the Nuclear Project of $10.2 million, higher legal and other costs related to the abandonment of the Nuclear Project of approximately $18.4 million and higher non-service costs of $1.9 million. These increases were partially offset by lower customer bad debt expense of $0.8 million primarily due to lower revenue resulting from the enactment and implementation of Act 258 and lower labor costs of $14.9 million, primarily due to Nuclear Project severance accruals in 2017 and lower incentive compensation costs.

•
Impairment loss represents the estimated probable disallowance of recovery associated with the abandonment of the Nuclear Project recognized in 2017 and the further write down of nuclear fuel acquired for use in Unit 2 and Unit 3 to its estimated fair value in the first quarter of 2018.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in GWh) related to the electric operations above, by class, were as follows:

	Third Quarter		Year to Date
Classification	2018	2017	2018	2017
Residential	2,458	2,384	6,413	5,936
Commercial	2,178	2,159	5,752	5,663
Industrial	1,678	1,652	4,779	4,676
Other	163	163	443	444
Total Retail Sales	6,477	6,358	17,387	16,719
Wholesale	305	257	791	699
Total Sales	6,782	6,615	18,178	17,418

Third Quarter and Year to Date
Retail and wholesale sales volumes increased primarily due to the effects of weather.

Gas Distribution

Gas Distribution is comprised of the local distribution operations of SCE&G, and for the Company, also includes PSNC Energy.  Gas Distribution operating income (including transactions with affiliates) was as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Operating revenues	$122.2	$123.4	$631.9	$585.7	$69.5	$68.3	$303.6	$285.1
Gas purchased for resale	56.3	57.8	294.1	254.1	40.8	38.5	161.4	146.5
Other operation and maintenance	41.7	39.8	126.4	125.2	17.1	16.9	52.2	52.9
Depreciation and amortization	23.5	21.4	69.5	63.3	7.6	7.4	22.7	21.6
Other taxes	11.0	10.5	35.3	32.4	7.6	7.2	23.8	21.6
Operating Income (Loss)	$(10.3)	$(6.1)	$106.6	$110.7	$(3.6)	$(1.7)	$43.5	$42.5

The effect of abnormal weather conditions on gas distribution operating income is mitigated by the WNA at SCE&G and the CUT at PSNC Energy as further described in Note 3 of the condensed consolidated financial statements. The WNA and the CUT do not affect sales volumes.

Third Quarter

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA of $1.2 million, customer growth of $1.7 million and higher gas cost recovery of $2.0 million. These increases were partially offset by a decrease of $1.4 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act and lower average use of $1.8 million. In addition to these factors, operating revenues at the Company decreased due to a CUT adjustment at PSNC Energy of $2.5 million, decreased gas cost recoveries of $1.1 million and $1.1 million due to deferred revenues related to the Tax Act. These decreases were partially offset by increased adjustment related to integrity management of $1.3 million, customer growth of $0.7 million and $0.7 million related to excess deferred income taxes.

•
Gas purchased for resale increased at SCE&G due to firm customer growth of $0.9 million and higher gas prices of $2.0 million, partially offset by lower average use of $0.5 million. In addition to these factors, gas purchased for resale at the Company reflects decreased gas costs at PSNC Energy of $1.1 million and a CUT adjustment of $2.9 million.

•
Other operation and maintenance expenses at SCE&G increased primarily due to higher labor costs partially offset by lower nonlabor operation and maintenance expenses. In addition to these factors, operation and maintenance expenses at the Company reflects increased labor costs at PSNC Energy.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Year to Date

•
Operating revenues increased at SCE&G primarily due to increased base rates under the RSA of $7.9 million, customer growth of $8.2 million, higher average use of $0.7 million and higher gas cost recovery of $8.4 million. These increases were partially offset by a decrease of $7.0 million due to the recognition of estimated amounts to be refunded to customers as a result of the Tax Act. In addition to these factors, operating revenues at the Company increased due to weather at PSNC Energy of $59.7 million, customer growth of $7.0 million, increased adjustment related to integrity management of $6.3 million, and $3.7 million related to excess deferred income taxes. These increases were partially offset by a CUT adjustment of $22.0 million, decreased gas cost recoveries of $16.6 million and $9.7 million due to deferred revenues related to the Tax Act.

•
Gas purchased for resale increased at SCE&G due to higher average use of $2.4 million, increased sales volumes due to weather of $13.4 million and firm customer growth of $4.1 million. These increases were partially offset by lower gas prices of $5.0 million. In addition to these factors, gas purchased for resale at the Company reflects increased sales volumes due to weather at PSNC Energy of $29.8 million, the effect of a CUT adjustment of $6.7 million, customer growth of $3.0 million and $2.6 million related to excess deferred income taxes. These increases were partially offset by decreased gas costs of $16.6 million.

•
Other operation and maintenance expenses at SCE&G decreased primarily due to lower labor costs and lower non-labor operation and maintenance expenses. In addition to these factors, operation and maintenance expenses at the Company increased due to increased labor costs at PSNC Energy, in addition to higher transportation costs.

•	Depreciation and amortization increased primarily due to net plant additions.

•	Other taxes increased primarily due to higher property taxes associated with net plant additions.

Sales volumes (in MMBTU) related to gas distribution above by class, including transportation, were as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Classification (in thousands)	2018	2017	2018	2017	2018	2017	2018	2017
Residential	2,153	2,196	29,434	21,958	738	742	9,205	6,690
Commercial	4,670	4,537	22,088	19,113	2,391	2,381	9,544	8,783
Industrial	4,788	4,644	15,666	14,723	4,445	4,289	13,985	13,289
Transportation	14,900	14,865	40,924	38,313	1,566	1,516	4,638	4,602
Total	26,511	26,242	108,112	94,107	9,140	8,928	37,372	33,364

Third Quarter
Residential sales volumes at the Company decreased primarily due to lower average use at PSNC Energy. Commercial volumes at the Company increased primarily due to customer growth at PSNC Energy. Residential and commercial volumes at Consolidated SCE&G were relatively flat. Industrial volumes increased due to customer growth and higher average use at SCE&G. Transportation volumes increased due to customer growth.

Year to Date
Residential and commercial firm sales volumes for the Company and Consolidated SCE&G increased due to the effects of weather and customer growth. Industrial volumes increased due to customer growth and average use, partially offset by curtailments in 2018 at SCE&G, and increased due to the effects of weather at PSNC Energy. Transportation volumes increased at the Company primarily due to a significant customer expansion and increased natural gas fired electric generation within PSNC Energy's territory.

Gas Marketing

Gas Marketing is comprised of the Company's nonregulated marketing operation, SCANA Energy, which operates in the southeast and includes Georgia’s retail natural gas market.  Gas Marketing operating revenues and net income were as follows:

	Third Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017
Operating revenues	$169.8	$202.1	$645.6	$716.4
Net income	0.2	0.7	20.8	16.9

Third Quarter
Operating revenues decreased primarily due to the impact of adopting the revenue recognition guidance described in Note 3 to the condensed consolidated financial statements, whereby certain pass through charges are no longer classified as revenues. Net income decreased due to higher operating expenses which were partially offset by the effects of the Tax Act.

Year to Date
Operating revenues decreased primarily due to the impact of adopting the revenue recognition guidance described in Note 3 to the condensed consolidated financial statements, whereby certain pass through charges are no longer classified as revenues.  Net income increased primarily due to the effects of the Tax Act.

Other Operating Expenses

Other operating expenses were as follows:

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Other operation and maintenance	$200.3	$181.1	$610.3	$535.1	$144.4	$152.5	$454.8	$440.1
Impairment loss	—	210.0	3.6	210.0	—	210.0	3.6	210.0
Depreciation and amortization	100.3	95.7	298.9	284.7	81.2	78.2	242.4	232.6
Other taxes	67.2	67.2	206.8	200.2	62.8	63.1	192.2	186.6

Changes in other operating expenses are largely attributable to the electric operations and gas distribution segments and are addressed in those discussions. Other operation and maintenance includes certain legal and other costs incurred in connection with the Nuclear Project and the proposed merger with Dominion Energy. Increases in such costs at the Company totaled approximately $31.5 million for the third quarter (including $8.0 million attributable to Consolidated SCE&G) and approximately $74.2 million for the year to date period (including $18.4 million attributable to Consolidated SCE&G). The increases attributable to Consolidated SCE&G are included in amounts described in electric operations.

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

	The Company				Consolidated SCE&G
	Third Quarter		Year to Date		Third Quarter		Year to Date
Millions of dollars	2018	2017	2018	2017	2018	2017	2018	2017
Other income	$12.5	$28.4	$158.1	$61.0	$5.8	$20.8	$138.4	$36.1
Other expense	(14.4)	(9.0)	(34.6)	(33.4)	(9.5)	(7.2)	(21.2)	(23.3)
AFC - equity funds	5.2	(0.6)	12.4	17.6	2.8	(3.5)	7.0	12.7

Third Quarter
Other income at the Company and Consolidated SCE&G decreased by $10.9 million due to the accrual of carrying costs on unrecovered Nuclear Project costs in 2017 and by $4.5 million due to lower carrying cost accrual on certain deferred items. Other expense at the Company and at Consolidated SCE&G increased $3.0 million and $2.5 million, respectively, due to changes in non-service cost components of pension and other postretirement benefit expense recognized within other expense. Equity AFC increased due to a downward adjustment in 2017 to adjust to a revised (lower) AFC rate as a result of removing Nuclear Project related capital costs from the average construction work in progress balance used to determine the annual AFC rate following the abandonment decision.

Year to Date
Other income at the Company and Consolidated SCE&G increased primarily due to the recognition of $113.7 million of gains realized upon the settlement of certain interest rate derivative contracts and $6.7 million of gains from land sales. The gains related to the settlement of interest rate derivative contracts were fully offset by downward adjustments to electric revenues pursuant to a previously received SCPSC order related to fuel cost recovery and had no effect on net income. These increases were partially offset by $10.9 million due to the accrual of carrying costs on unrecovered Nuclear Project costs in 2017 and by $12.6 million due to lower carrying cost accrual on certain deferred items. Other expense at the Company and Consolidated SCE&G decreased $2.6 million and $1.9 million, respectively, due to changes in non-service cost components of pension and other postretirement benefit expense recognized within other expense. At the Company, the decreases were more than offset by increases in nonutility expenses and losses from equity method investments. Equity AFC decreased primarily due to the abandonment of the Nuclear Project.

Interest Expense

     Interest charges increased primarily due to the issuance of long-term debt at SCE&G in the third quarter of 2018, the accrual of interest related to uncertain tax positions and lower debt AFC due to the abandonment of the Nuclear Project. In 2017, certain of such interest accruals related to uncertain tax positions were deferred in regulatory assets, and such deferred amounts were subsequently included in an impairment loss recorded in the fourth quarter of 2017.

Income Taxes

Third Quarter
Income tax expense increased due to higher income before taxes, partially offset by a lower effective tax rate. The lower effective tax rate in 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Act.

Year to Date
Income tax expense decreased in 2018 due to lower income before taxes and a lower effective tax rate. The lower effective tax rate in 2018 was primarily due to the federal corporate tax rate changing from 35% to 21% as a result of the Tax Act.

LIQUIDITY AND CAPITAL RESOURCES

The Company and Consolidated SCE&G have experienced significant adverse events leading up to their decision to stop construction of Unit 2 and Unit 3, as well as significant adverse events since that decision was made. These difficulties and other developments occurring prior to the bankruptcy filing by WEC and WECTEC and other matters are described in Liquidity and Capital Resources and in Note 10 to the consolidated financial statements included in the Company's and Consolidated SCE&G's combined Form 10-K for the year ended December 31, 2017. Significant developments affecting liquidity after December 31, 2017 are discussed below.

Liquidity Considerations

The Company and Consolidated SCE&G have significant obligations that must be paid within the next 12 months, including long-term debt maturities and capital lease payments of $18 million for the Company (including $14 million for Consolidated SCE&G), short-term borrowings of $314 million for the Company (including $173 million for Consolidated SCE&G), interest payments of approximately $335 million for the Company (including $255 million for Consolidated SCE&G), future minimum payments for operating leases of $9 million for the Company (including $3 million for Consolidated SCE&G), and revenues collected subject to refund arising from the effects of the Tax Act of approximately $61 million for the Company and Consolidated SCE&G. Working capital requirements, such as those for fuel supply and similar obligations, also arise due to the lag between when such amounts are paid and when related collection of such costs through customer rates occurs. In addition, as described under Impairment Considerations in Note 10 to the condensed consolidated financial statements, SCE&G has been ordered to reduce revised rates previously approved under the BLRA by approximately $279 million in 2018. This reduction assumes that Act 258 remains in effect through December 21, 2018, which is the expected pendency of the SCPSC proceeding with respect to the Concurrent Dockets.

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258. The resulting new rates and retroactive credits were put into effect in August 2018, with the retroactive credits for the second quarter being applied in August's billing cycles. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters certain provisions previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. Various parties have been granted status as intervenor defendants, and during the third quarter the District Court denied their motions to dismiss. SCE&G’s motion for the issuance of a preliminary injunction was denied on August 5, 2018, which SCE&G appealed to the Court of Appeals. On September 21, 2018, the Court of Appeals denied SCE&G's motion for an injunction pending appeal and also denied a motion to dismiss by intervenor defendants. At September 30, 2018, each of the lawsuit in the District Court and the appeal of the District Court's denial of a preliminary injunction was pending. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

For each of the quarters ended June 30, 2018, September 30, 2018, and December 31, 2018, SCANA's Board of Directors declared a dividend of $0.1237 per share, which represents an approximately 80% reduction from the $0.6125 per share paid on SCANA’s common stock for the first quarter of 2018. This reduction corresponds to the portion of the dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues and cash flows resulting from the implementation of Act 258. The payment of future dividends will be evaluated quarterly by the Board of Directors.

              Management believes as of the date of issuance of this report that it has access to available sources of cash to pay obligations when due over the next 12 months. These sources include committed long-term lines of credit that expire in December 2020 totaling $1.8 billion for the Company (including $1.2 billion for Consolidated SCE&G). In addition, as of the date of issuance of this report, SCE&G continues to collect the BLRA-related customer rates that remain after reductions ordered as a result of Act 258, as well as amounts provided for in other orders related to non-BLRA electric and gas rates. In 2018, however, certain of SCANA's credit ratings have fallen to below investment grade, which has constrained its ability to issue commercial paper. The ability of Fuel Company and PSNC Energy to issue commercial paper has also been constrained.

Were the SCPSC to grant the relief sought by ORS in the Request or grant similar relief resulting from legislative action, as further discussed in Note 10 in the condensed consolidated financial statements, an additional impairment loss (in excess of the $1.118 billion previously taken) or other charges totaling approximately $5.0 billion (approximately $3.7 billion net of tax) may be required. Such an impairment loss or other charges would further increase the Company’s and Consolidated SCE&G’s debt to total capitalization ratio and may result in the Company’s and Consolidated SCE&G’s ratio of debt to total capitalization exceeding maximum levels prescribed in their respective credit agreements. Such an event likely would limit the Company’s and Consolidated SCE&G’s ability to borrow under their commercial paper programs and credit facilities and their ability to pay future dividends or may trigger events of default under such agreements.

In addition to the matters above, in the Joint Petition, the Company and Consolidated SCE&G proposed to remove from BLRA capital costs their investment in transmission assets that have been or will be placed in service and have not been abandoned. As of September 30, 2018, such investment in these assets total approximately $376 million (approximately $365 million within utility plant, net and approximately $11 million within regulatory assets, which amount represents certain deferred operating costs). The Company and Consolidated SCE&G believe that this investment represents assets that are or will be used to provide electric service to customers and that a recovery of and a reasonable return on the investment should be provided in future rates. During the hearing on the Concurrent Dockets, the SCPSC will consider a request by the ORS to allow the Company and Consolidated SCE&G to defer certain operating costs related to the investment and that a decision on the recovery of this investment, including operating costs deferrals, be addressed in a future rate proceeding. If the SCPSC were to disallow recovery of or a reasonable return on all or a portion of this investment, an impairment charge related to these assets totaling as much as approximately $376 million may be required.

Known and knowable conditions and events when considered in the aggregate as of the date of issuance of this report do not suggest it is probable that the Company and Consolidated SCE&G will not be able to meet obligations as they come due over the next 12 months. However, certain possible adverse future actions, including but not limited to those contemplated in the Request by the ORS regarding the disallowance of all or part of the remaining unrecovered nuclear regulatory asset, rate reductions and refunds, and including actions that may result from other legal, regulatory and governmental proceedings and investigations, could likely have a material adverse impact on the Company’s and Consolidated SCE&G’s financial condition, liquidity, results of operations and cash flows such that management’s conclusion with respect to its ability to pay obligations when due could change.

Impact of Abandonment of Nuclear Project

Regulatory proceedings being considered by the SCPSC include the Request filed by the ORS which, if granted, would require SCE&G to (1) immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA, and (2) make credits to future bills or refunds to customers for prior revised rates collections in the event that the BLRA is found to be unconstitutional or the South Carolina General Assembly further amends or revokes it. SCE&G estimates that revised rates collections, including collections related to transmission assets which have been or are expected to be placed into service and prior to implementation of Act 258, total approximately $445 million annually, and such amounts accumulated as of September 30, 2018 total approximately $2.1 billion, which amount reflects the impacts of Act 258. In an amendment to the Request, the ORS has asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. SCE&G's 55% share of such amounts totals $1.098 billion. See Claims and Litigation in Note 10 to the condensed consolidated financial statements for additional discussion of the constitutionality of the BLRA.

Parties who have intervened in the Request or who filed a letter in support of the Request, as amended, include the state's Governor, Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. On November 1, 2018, the SCPSC began hearing from the parties to the Concurrent Dockets, including the Request, regarding the merits of the Joint Petition and related issues. This schedule was established in response to legislation described above. SCE&G intends to continue vigorously contesting the Request but cannot give any assurance as to the timing or outcome of this matter. Any adverse action by the SCPSC, such as that sought by the ORS in the Request, could have a material adverse impact on the Company's and Consolidated SCE&G's results of operations, cash flows and financial condition.

Should the SCPSC or a court direct that proceeds arising from the Toshiba Settlement be refunded to customers in the near-term, or direct that such funds be escrowed or otherwise made unavailable to SCE&G, it is anticipated that SCE&G would issue commercial paper, draw on its credit facilities or issue long-term debt or the Company would issue equity to fund such requirement if such sources are available. However, were the SCPSC to rule in favor of the ORS in response to the Request that SCE&G further suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs (see Note 2 and Note 10 to the condensed consolidated financial statements) would be adversely impacted and additional impairment losses would likely be recorded. Further, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project costs could increase the Company’s and Consolidated SCE&G’s debt to total capitalization to a level which may limit their ability to borrow under their commercial paper programs or under their credit facilities and could constitute a default under these credit facilities. Borrowing costs for long-term debt issuances and access to capital markets could also be negatively impacted.

For additional background on the Nuclear Project and further details on the matters described above, see Note 10 to the condensed consolidated financial statements under Abandoned Nuclear Project - Toshiba Settlement and Subsequent Monetization and Regulatory, Political and Legal Developments.

Adverse developments following the decision to stop construction of Unit 2 and Unit 3, and a deterioration in the regulatory and legislative environment in 2017 and 2018 have caused credit ratings agencies to place SCANA and SCE&G’s credit ratings on negative outlook or evolving status. On January 3, 2018, after SCANA announced a proposed merger with Dominion Energy, each of the three agencies affirmed or reported no change to their respective credit ratings, and one agency revised its rating outlook for SCANA and its rated operating companies from negative to evolving. However, on January 31, 2018, the South Carolina House of Representatives overwhelmingly approved a bill (similar provisions from which later would become Act 258) designed to temporarily repeal rates SCE&G collects under the BLRA. As a result, on February 5, 2018, one agency downgraded its ratings for SCANA and SCE&G and attributed the downgrade to the passage of this bill and the politically charged environment that is expected to weigh heavily on any decisions by the SCPSC related to SCE&G's electric rates. After Act 258 became law, on July 2 and 3, 2018, the agencies affirmed their ratings; however, one agency changed its outlook from review to negative. On August 8 and 9, 2018, two agencies downgraded their respective ratings for SCANA, SCE&G and PSNC Energy, citing the August 5, 2018, denial by the District Court of SCE&G's motion for a preliminary injunction to prohibit the implementation of Act 258.

As of September 30, 2018, the issuer ratings for SCANA are below investment grade by two agencies and at investment grade by one agency; the senior unsecured debt ratings for SCANA are below investment grade by all three agencies; the issuer ratings for SCE&G are at investment grade by two agencies and below investment grade by one agency;

the senior secured debt ratings for SCE&G remain above investment grade by all three agencies; the issuer ratings for PSNC Energy are at investment grade by one agency and below investment grade by one agency (one agency does not provide an issuer rating); and the senior unsecured debt ratings for PSNC Energy are above investment grade by one agency and at investment grade by two agencies. In addition, all ratings for SCANA, SCE&G and PSNC Energy have either a negative or evolving outlook, indicating that the ratings are being scrutinized for possible rating actions either currently or dependent on the outcome of uncertain future events.

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

Any actions taken by or anticipated to be taken by regulators, legislators or a court in any matter of litigation that are viewed as adverse, including a further change to or repeal of the BLRA (or adverse finding as to its constitutionality) or a requirement that SCE&G make additional credits to future bills or refunds to customers or any requirement that SCE&G make such credits or refunds in the absence of the merger being consummated, or deterioration of the rated companies’ commonly monitored financial credit metrics or any additional adverse developments with respect to the Nuclear Project, could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, borrowing costs on new issuances of long-term debt and commercial paper would increase, which could adversely impact financial results, and refinancing opportunities would be limited or eliminated to the extent that the potential pool of investors and funding sources decreased. In addition, further ratings downgrades may result in lower collateral thresholds being applied to the Company's and Consolidated SCE&G's commodity derivatives, or the removal of such thresholds altogether. This action would have the effect of requiring the Company to post additional collateral for commodity derivative instruments with unfavorable fair values. Ratings downgrades have also resulted in prepayments and demands from vendors for letters of credit, cash deposits, or other forms of credit support under certain gas supply and other agreements. SCANA has obtained a letter of credit of $30.4 million in favor of a natural gas distributor, which is in addition to a $3 million letter of credit that previously existed. In March 2018, SCE&G borrowed $100 million under a credit agreement to fund a deposit with one of its natural gas transporters. In September 2018, this deposit was replaced with a surety bond and SCE&G repaid its borrowing under the credit agreement. Also in September 2018, SCANA borrowed $40 million under a credit agreement to provide additional liquidity as a result of commercial paper borrowings being constricted. These actions have reduced amounts available under the credit facilities (see Note 5 to the condensed consolidated financial statements). Further ratings downgrades could result in requirements for additional deposits or the provision of additional credit support in order to conduct business under these agreements.

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

The research and experimentation claims made to date are under examination and are considered controversial by the IRS. Tax deductions which have been claimed in connection with the determination to abandon the construction of Unit 2 and Unit 3 are also considered controversial.  To the extent that any of these claims are not sustained as ordinary losses on examination or through any subsequent appeal, the Company and Consolidated SCE&G will be required to repay any cash received for tax benefit claims which are ultimately disallowed, along with interest on those amounts. Such amounts could be significant and could adversely affect the Company's and Consolidated SCE&G's liquidity, cash flows, results of operations and financial condition. In certain circumstances, which management considers to be remote, penalties for underpayment of income taxes could also be assessed. Additionally, in such circumstances, the Company and Consolidated SCE&G may need to access the capital markets to fund those tax and interest payments, which could in turn adversely impact their ability to access those markets for other purposes.

Other Liquidity Requirements and Restrictions

The terms of the Merger Agreement place limits on the Company and its subsidiaries as to certain investing and financing transactions. While the Merger Agreement permits the Company and its subsidiaries to refinance and issue certain long-term debt, make capital expenditures at certain levels, consummate certain planned investments, and make regular quarterly dividend payments to its shareholders at certain levels, transactions above these levels would require consent from Dominion Energy, which consent cannot be unreasonably withheld. Permitted transactions include, but are not limited to, the refinancing of long-term debt maturing in 2018 at Consolidated SCE&G which was completed in the third quarter of 2018, the new issuance of $100 million of long-term debt at PSNC Energy which was completed in June 2018, the purchase of an existing 540-MW gas fired power plant which was completed in May 2018, and the payment by SCANA of regular quarterly dividends to its shareholders subject to certain limits. In addition, SCANA’s Supplementary Key Executive Severance Benefits Plan provides certain payments to qualified senior executive officers in connection with a change in control. In 2018, the Company has set aside in a grantor trust (subject to the claims of creditors in certain instances) approximately $112 million to be used to pay benefits pursuant to this and certain other severance, deferred compensation, incentive and retirement plans. Under the terms of the grantor trust, if a change in control occurs, a successor company cannot obtain access to the funds held in trust other than to pay benefits under the aforementioned plans and according to the terms of the trust.

The Company expects to meet contractual cash obligations in 2018 and 2019 through internally generated funds and additional short- and long-term borrowings. Subject to the outcome of the regulatory, legislative and legal proceedings discussed above, the Company expects that, barring a future impairment of the capital markets or its access to such markets, it has or can obtain adequate sources of financing to meet its projected cash requirements over the next 12 months. As noted above, adverse developments in regulatory, legislative or legal proceedings could alter these conclusions. The Company's ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2018 was 2.06 and 0.08, respectively. Consolidated SCE&G's ratio of earnings to fixed charges for the nine and 12 months ended September 30, 2018 was 2.39 and (0.31), respectively. These ratios reflect impairment losses recorded in 2017 and 2018 related to the Nuclear Project, which are discussed in Note 10 to the condensed consolidated financial statements and in SCANA's and SCE&G's combined Form 10-K for the year ended December 31, 2017. Also, these ratios reflect the 2018 temporary reduction of retail electric rates required by Act 258. See Note 2 and Note 10 to the condensed consolidated financial statements.

 SCANA's ability to pay dividends on its common stock may be limited by existing covenants that limit the right of its subsidiaries to pay dividends on their common stock. Further, SCANA has agreed to obtain the consent of Dominion Energy, which consent cannot be unreasonably withheld, prior to making dividend payments to shareholders greater than $0.6125 per share for any quarter while the Merger Agreement is pending. For each of the quarters ended June 30, 2018, September 30, 2018, and December 31, 2018, SCANA's Board of Directors declared a dividend of $0.1237 per share, which represents an approximately 80% reduction from the dividend paid on common stock for the quarter ended March 31, 2018. The reduction corresponds to the portion of the dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues resulting from the implementation of Act 258. Any determination to pay dividends to holders of SCANA common stock in the future, as well as the amount of any dividend, are subject to approval by the board of directors, and will depend upon many factors that the board of directors deems relevant. Any further or sustained reduction in SCANA's payment of dividends in the future may result in a decline in the value of its common stock. Such a decline in value could limit SCANA's ability to raise equity capital.

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

Rating agencies consider qualitative and quantitative factors when assessing SCANA and its rated operating companies’ credit ratings, including the legislative and regulatory environment, capital structure and the ability to meet liquidity requirements. As previously noted, adverse developments with respect to recovery of Nuclear Project costs have negatively affected the Company’s and Consolidated SCE&G's debt ratings. Further adverse developments, changes in the legislative and regulatory environment or deterioration of SCANA's or its rated operating companies' commonly monitored financial credit metrics could cause the Company and Consolidated SCE&G to pay higher interest rates on their long- and short-term indebtedness, could limit the Company's and Consolidated SCE&G's access to capital markets and liquidity, and could trigger more stringent collateral requirements on interest rate and commodity hedges and under gas supply agreements and other contracts.

SCE&G has obtained FERC authority to issue short-term indebtedness and to assume liabilities as a guarantor (pursuant to Section 204 of the Federal Power Act). SCE&G may issue unsecured promissory notes, commercial paper and direct loans in amounts not to exceed $1.6 billion outstanding with maturity dates of one year or less and may enter into guaranty agreements in favor of lenders, banks, and dealers in commercial paper in amounts not to exceed $600 million. GENCO has obtained FERC authority to issue short-term indebtedness not to exceed $200 million outstanding with maturity dates of one year or less. The authority described herein will expire in October 2019, which reflects a one-year authorization period rather than the two-year period SCE&G and GENCO had requested. In granting the authorization for a shorter period, FERC cited several ongoing proceedings involving the ORS and Act 258, as well as the pending merger between SCANA and Dominion Energy, that could affect SCE&G's and GENCO's circumstances. Were adverse developments to occur with respect to uncertainties highlighted elsewhere, the ability of SCE&G or GENCO to secure renewal of this short-term borrowing authority may be adversely impacted.
Cash provided from operating activities in 2017 and 2018 reflect significant tax benefits (reductions in income tax payments and tax refunds) arising from the deductions previously described under Significant Tax Deductions and Credits. The Company's decision in 2017 to stop construction of Unit 2 and Unit 3 and to abandon the Nuclear Project resulted in a significant tax deduction and an associated NOL for tax purposes. The Company obtained a refund of taxes paid in certain prior years as a result of the carryback of the NOL and expects to benefit from the carryforward of the NOL in future years. These cash flows are expected to fund operations and may be used to reduce short-term borrowings.

Enactment of the Tax Act resulted in the remeasurement of deferred income tax assets and liabilities and the recognition as regulatory liabilities of certain excess deferred income taxes (see Note 2 and Note 6 to the condensed consolidated financial statements). Certain of these regulatory liabilities will be amortized to the benefit of customers over the remaining lives of related property in accordance with the normalization provisions of the IRC and Code of Federal Regulations, thereby mitigating any significant negative cash impact. However, since most of the Company’s and Consolidated SCE&G's businesses are rate regulated, lower income taxes payable in future years due to the Tax Act will also result in lower collections from customers in rates.

Cash flows from investing activities in both periods were primarily related to capital expenditures, and in 2018 include the acquisition of CEC for approximately $180 million. In 2018, investing inflows included proceeds received upon the settlement of certain interest rate swaps.

Cash flows from financing activities in both periods included dividend payments, changes in commercial paper balances and proceeds from the issuance of long-term debt. In 2018, such cash flows included repayments of long-term debt, as well as proceeds from and repayments of draws on long-term credit facilities.

In August 2018, SCE&G issued $300 million of 3.50% first mortgage bonds due August 15, 2021, and $400 million of 4.25% first mortgage bonds due August 15, 2028. Proceeds from these sales were used on September 28, 2018, to repay prior to maturity $250 million of 5.25% first mortgage bonds and $300 million of 6.50% first mortgage bonds, each due November 1, 2018. In addition, proceeds were used for general corporate purposes.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

SCANA:

Interest Rate Risk - Interest rates on all outstanding long-term debt are fixed either through the issuance of fixed rate debt or by interest rate derivatives. The Company is not aware of any facts or circumstances that would significantly affect exposures on existing indebtedness in the near future.

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

Expected Maturity	2018	2019	2020	2021
Futures - Long
Settlement Price (a)	3.06	2.93	2.82	—
Contract Amount (b)	18.8	50.0	5.6	—
Fair Value (b)	19.3	50.2	5.5	—

Options - Purchased Call (Long)
Strike Price (a)	1.89	2.54	—	—
Contract Amount (b)	7.2	14.8	—	—
Fair Value (b)	0.6	1.3	—	—

Options - Sold Call (Short)
Strike Price (a)	—	0.21	—	—
Contract Amount (b)	—	0.2	—	—
Fair Value (b)	—	0.2	—	—

Swaps - Commodity
Pay fixed/receive variable (b)	2.4	7.1	3.7	0.8
Average pay rate (a)	3.2099	2.9257	2.8451	2.7195
Average received rate (a)	3.0523	2.8341	2.6617	2.7065
Fair value (b)	2.3	6.9	3.5	0.8

Pay variable/receive fixed (b)	8.5	26.1	4.5	—
Average pay rate (a)	3.0542	2.8455	2.6860	—
Average received rate (a)	3.0120	2.8833	2.8351	—
Fair value (b)	8.4	26.5	4.7	—

Swaps - Basis
Pay variable/receive variable (b)	13.0	15.2	—	—
Average pay rate (a)	2.9931	3.0010	—	—
Average received rate (a)	2.9761	2.9997	—	—
Fair value (b)	13.0	15.2	—	—

(a) Weighted average, in dollars
(b) Millions of dollars

ITEM 4.	CONTROLS AND PROCEDURES

As of September 30, 2018, management for each of the Registrants has evaluated, with the participation of the CEO and CFO, (a) the effectiveness of the design and operation of disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) and (b) any change in internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act).  Based on this evaluation, the CEO and CFO concluded that, as of September 30, 2018, these disclosure controls and procedures were effective. There has been no change in internal control over financial reporting during the quarter ended September 30, 2018 that has materially affected or is reasonably likely to materially affect internal control over financial reporting for either of the Registrants.

PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS

SCANA and SCE&G:

The following describes certain legal proceedings that originated or have been terminated during the three months ended September 30, 2018 or for which developments have occurred during the period. The Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims and audit positions or assessments which have been filed or initiated against them. For developments related to these or other proceedings subsequent to September 30, 2018, if any, see Note 2 and Note 10 to the condensed consolidated financial statements in Part I, Item 1. Financial Statements. No reference to, or disclosure of, any proceeding, item or matter described below shall be construed as an admission or indication that such proceeding, item or matter is material or that such proceeding, item or matter is required to be referred to or disclosed in this Form 10-Q.

Ratepayer and RICO Class Actions

In May 2018, certain purported ratepayer class actions were consolidated. These include actions which in previous Exchange Act filings were defined as the Cleckley Lawsuit, the Lightsey Lawsuit, and an action filed by plaintiff Edwinda Goodman. The consolidated complaint is styled Richard Lightsey, LeBrian Cleckley, Phillip Cooper et al. on behalf of themselves and all others similarly situated v. SCE&G, SCANA, and the State of South Carolina (the "SCE&G Ratepayer Case") and was filed in the State Court of Common Pleas in Hampton County (the "Hampton County Court"). The plaintiffs allege, among other things, that SCE&G was negligent and unjustly enriched, breached alleged fiduciary and contractual duties, and committed fraud and misrepresentation in failing to properly manage the Nuclear Project, and that SCE&G committed unfair trade practices and violated state anti-trust laws. The plaintiffs seek a declaratory judgment that SCE&G may not charge its customers for any past or continuing costs of the Nuclear Project. In addition, the plaintiffs also seek to have the defendants’ assets frozen and all monies recovered from Toshiba and other sources be placed in a constructive trust for the benefit of ratepayers. The plaintiffs seek specific performance of the alleged implied contract to construct the now abandoned project, as well as compensatory, punitive and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. On September 20, 2018, the court certified this case as a class action.

On September 7, 2017, a purported class action was filed against Santee Cooper, SCE&G, Palmetto Electric Cooperative, Inc. and Central Electric Power Cooperative, Inc. by plaintiff Jessica Cook, on behalf of herself and all others similarly situated (the "Santee Cooper Ratepayer Case") in the Hampton County Court. The plaintiff makes substantially similar allegations as the SCE&G Ratepayer Case. The plaintiff seeks a declaratory judgment that defendants may not charge the purported class for reimbursement for past or future costs of the Nuclear Project, as well as other compensatory and statutory treble damages, attorneys’ fees, and any other relief the court deems proper. On March 27, 2018, the plaintiff and additional named plaintiffs filed an amended complaint including as additional named defendants current and former directors of Santee Cooper and SCANA. On June 25, 2018, Santee Cooper filed a Notice of Petition for Original Jurisdiction with the Supreme Court of South Carolina, which notice was pending at September 30, 2018. Various motions remain pending before the Hampton County Court at September 30, 2018.

On January 31, 2018, a purported class action was filed by Timothy Glibowski, on behalf of himself and all others similarly situated, in the District Court (the "Glibowski Lawsuit"). The action, as subsequently amended on April 23, 2018, is against SCANA, SCE&G, Kevin Marsh, Jimmy Addison, Stephen Byrne, Martin Phalen, Mark Cannon, Russell Harris, Ronald T. Lindsay, James Micali, and Lonnie Carter. The plaintiff alleges, among other things, that the Company, SCE&G and the individual defendants participated in an unlawful racketeering enterprise in violation of RICO 18 U.S.C. §1961 et seq., and conspired to violate RICO 18 U.S.C. §1962(c) by fraudulently inflating utility bills to generate unlawful proceeds. Plaintiff seeks treble damages, attorneys’ fees, and any other relief the court deems proper.

State Court Shareholder Derivative Actions

On September 26, 2017, a purported shareholder derivative action was filed against defendants Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Jimmy Addison, Stephen Byrne, and nominal defendant SCANA by plaintiff John Crangle, purportedly on behalf of SCANA, in the State Court of Common Pleas in Richland County, South Carolina (the "Richland County Court") (the "Crangle Lawsuit"). The plaintiff alleges, among other things, that the defendants breached their fiduciary duties to shareholders by their gross mismanagement of the Nuclear Project, and that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the project. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. On January 8, 2018, the court notified the parties that the Crangle Lawsuit and the Todd Lawsuit (as hereinafter defined) would be transferred to the Business Court Pilot Program in Richland County. On March 5, 2018, Defendants' Motion to Stay these shareholder derivative actions pending the resolution of the ongoing related regulatory proceedings, ratepayer class actions, securities class actions, and government investigations was denied. On September 6, 2018, the court denied Defendants' motions to dismiss based on rules 23(b)(1) and 12(b)(6), and stated it would hold in abeyance Defendants' motions to dismiss based on Rule 12(b)(8) in favor of the pending federal derivative action for decision at a later date. On September 18, 2018, the Crangle Lawsuit and the Todd Lawsuit were consolidated.

On October 30, 2017, a purported shareholder derivative action was filed by plaintiff R. Wayne Todd, purportedly on behalf of SCANA, in Richland County Court (the “Todd Lawsuit”). The defendants named in the Todd Lawsuit are identical to those of the Crangle Lawsuit. The plaintiff also makes substantially similar allegations as those alleged in the Crangle Lawsuit, and alleges that the defendants Marsh, Addison, and Byrne were unjustly enriched by bonuses they were paid in connection with the Nuclear Project. The plaintiff seeks compensatory and consequential damages, punitive damages, attorneys’ fees, and any other relief the court deems proper. On September 6, 2018, the court denied Defendants' motions to dismiss based on rules 23(b)(1) and 12(b)(6), and stated it would hold in abeyance Defendants' motions to dismiss based on Rule 12(b)(8) in favor of the pending federal derivative action for decision at a later date. On September 18, 2018, the Crangle Lawsuit and the Todd Lawsuit were consolidated.

On December 13, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Jimmy Addison, Stephen Byrne, Maybank Hagood, Lynne Miller, James Bennett, Maceo Sloan, Sharon Decker, James Roquemore, Alfredo Trujillo, John F.A.V. Cecil, Gregory Aliff, James Micali, Harold Stowe, and nominal defendant SCANA by plaintiff Firemen's Retirement System of St. Louis, purportedly on behalf of SCANA, in the Richland County Court. The plaintiff makes substantially similar allegations as those alleged in the Crangle and Todd Lawsuits. On January 12, 2018, the suit was amended to add Dominion Energy and Sedona as defendants and to assert putative class action claims alleging, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that unfairly deprived plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. On February 21, 2018, Dominion Energy removed the case to the District Court. On June 27, 2018, the case was remanded back to the Richland County Court. On July 11, 2018, Plaintiff filed a Notice of Voluntary Dismissal without Prejudice, effectively ending this case.

On January 23, 2018, a purported class action was filed against SCANA, Dominion Energy, Sedona, Jimmy Addison, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, and Alfredo Trujillo, by plaintiff City of Warren Police and Fire Retirement System (the "City of Warren Lawsuit") in the State Court of Common Pleas in Lexington County, South Carolina (the "Lexington County Court"). The plaintiff alleges, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiff seeks to enjoin and/or rescind the proposed merger, as well as unspecified monetary damages, attorneys’ fees, costs and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to the District Court, and filed its Motion to Dismiss on March 9, 2018. On June 27, 2018, the case was remanded back to the Lexington County Court. Dominion Energy and Sedona appealed the decision to remand to the Court of Appeals, where the appeal has been consolidated with a appeal from the Metzler Lawsuit (as hereinafter defined) and remains pending at September 30, 2018. Motions to stay and to consolidate this case with the Metzler Lawsuit were being held in abeyance at September 30, 2018.

On February 8, 2018, a purported class action was filed against Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynne Miller, James Roquemore, Maceo Sloan, Alfredo Trujillo, Dominion Energy, and Sedona by plaintiffs Metzler Asset Management GmbH and Joseph Heinz in the Richland County Court (the "Metzler Lawsuit"). The plaintiffs allege, among other things, that defendants violated their fiduciary duties to shareholders by executing a merger agreement that would unfairly deprive plaintiffs of the true value of their SCANA stock, and that Dominion Energy and Sedona aided and abetted these actions. Among other remedies, the plaintiffs seek to enjoin and/or rescind the proposed merger, as well as unspecified monetary damages, attorneys’ fees, and any other relief the court deems proper. On February 21, 2018, Dominion Energy removed the case to the District Court, and filed its Motion to Dismiss on March 9, 2018. On August 1, 2018, the case was remanded back to the Richland County Court. Dominion Energy and Sedona appealed the decision to remand to the Court of Appeals, where the appeal has been consolidated with a appeal from the City of Warren Lawsuit and remains pending at September 30, 2018. Motions to stay and to consolidate this case with the City of Warren Lawsuit were being held in abeyance at September 30, 2018.

Federal Court Shareholder Derivative Actions

On November 21, 2017, a purported shareholder derivative action was filed against Kevin Marsh, Gregory Aliff, James Bennett, John Cecil, Sharon Decker, Maybank Hagood, Lynn Miller, James Roquemore, Maceo Sloan, Aldredo Trujillo,

Jimmy Addison, Stephen Byrne, and SCANA by plaintiff Colleen Witmer, purportedly on behalf of SCANA in the District Court (the "Witmer Lawsuit"). The plaintiff alleges, among other things, that the defendants violated their fiduciary duties to shareholders by disseminating false and misleading information about the Nuclear Project, failing to maintain proper internal controls, failing to properly oversee and manage the company, and that the individual defendants were unjustly enriched in their compensation. The plaintiff seeks compensatory and consequential damages, disgorgement of compensation, punitive damages, attorneys’ fees, and any other relief the court deems proper. On January 23, 2018, the District Court granted consolidation of the Wickstrom Lawsuit (as hereinafter defined), and the Witmer Lawsuit, and granted plaintiffs’ requests for appointment of lead counsel. The consolidated case is captioned In re SCANA Corporation Derivative Litigation. On January 30, 2018, the plaintiffs filed their consolidated amended complaint. On June 27, 2018, the court denied defendants' motions to dismiss. On July 24, 2018, SCANA filed a Motion to Stay All Proceedings Pending Investigation by a Special Litigation Committee, which motion remained pending at September 30, 2018.

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

Federal Court 10b-5 and Merger Actions

On September 27, 2017, a purported class action was filed against SCANA, Kevin B. Marsh, Jimmy E. Addison, and Stephen A. Byrne by plaintiff Robert L. Norman, on behalf of himself and all others similarly situated, in the District Court (the "Norman Lawsuit"). The plaintiff alleges, among other things, that the defendants violated §10(b) of the Exchange Act and Rule 10b-5 promulgated thereunder, and that the individual named defendants are liable under §20(a) of the Exchange Act. The plaintiff seeks compensatory and consequential damages, attorneys’ fees, and any other relief the court deems proper. On January 23, 2018, the District Court granted consolidation of the Norman Lawsuit, the Evans Lawsuit, the Fox Lawsuit, and the West Palm Beach Lawsuit, (as such terms are hereinafter defined), and granted plaintiffs’ requests for appointment of lead counsel. The consolidated case is captioned In re SCANA Corporation Securities Litigation.The plaintiffs filed a consolidated amended complaint on March 30, 2018. At September 30, 2018, the defendants' motions to dismiss were pending.

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

On March 15, 2018, a purported class action was filed against SCANA, Dominion Energy, Sedona, Jimmy E. Addison, Gregory E. Aliff, James A. Bennett, John F.A.V. Cecil, Sharon A. Decker, D. Maybank Hagood, Lynne M. Miller, James W. Roquemore, Maceo K. Sloan, and Alfredo Trujillo by plaintiff Mary Turner, on behalf of herself and all others similarly situated in the District Court. The plaintiff alleged, among other things, that the defendants violated provisions of Section 14(a) of the Exchange Act and SEC Rule 14a-9 by allowing or causing misleading proxy statements to be issued. The plaintiffs alternatively sought to enjoin the merger, monetary damages, attorneys’ fees, and any other relief the court deemed proper. This lawsuit was settled in September 2018 for an amount that was less than $100,000, and the plaintiff released all of her claims with respect to material facts and omissions that were brought or could have been brought in the lawsuit.

FILOT Litigation

On November 29, 2017, Fairfield County filed a Complaint and a Motion for Temporary Injunction against SCE&G in the State Court of Common Pleas in Fairfield County, making allegations of breach of contract, fraud, negligent misrepresentation, breach of fiduciary duty, breach of the implied duty of good faith and fair dealing, and unfair trade practices related to SCE&G’s termination of the FILOT agreement between SCE&G and Fairfield County, related to Unit 2 and Unit 3. Plaintiff sought a temporary and permanent injunction to prevent SCE&G from terminating the FILOT; actual and consequential damages; treble damages; punitive damages; and attorneys’ fees. Plaintiff sought a hearing within ten days on their motion for temporary injunction. The court heard arguments on December 15, 2017 on the motion for temporary injunction, and asked the parties to submit supplemental briefing and proposed orders by December 20, 2017. Plaintiff voluntarily withdrew the Motion for Temporary Injunction on December 20, 2017. On April 12, 2018, the court denied SCE&G's Motion to Transfer Venue. At September 30, 2018, the defendant's motion to dismiss was pending.

Regulatory and Governmental Proceedings and Investigations

On January 26, 2018, the DOR notified SCANA that it was initiating an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The Company and Consolidated SCE&G understand that the DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. On April 6, 2018, SCE&G responded to the DOR in a letter setting out certain reasons why SCE&G believes the exemptions apply and the audit is improper. On June 1, 2018, SCE&G received from the DOR a notice of proposed assessment arising from that audit of approximately $410 million plus $10.9 million in interest. At September 30, 2018, SCE&G intended to file a protest of the proposed assessment. The Company and Consolidated SCE&G intend to vigorously contest the DOR's position.

Employment Class Action and Indemnification

On July 17, 2018, a case filed in the District Court styled Pennington et al. v. SCANA, Fluor Corporation and Fluor Enterprises was certified as a class action on behalf of persons who were formerly employed at the Nuclear Project. The plaintiffs allege, among other things, that the defendants violated the WARN Act in connection with the decision to stop construction at the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment. While SCANA and SCE&G intend to contest this case, it is reasonably possible that a loss estimated to be as much as $75 million could be incurred, of which SCE&G's proportionate share as a co-owner of the Nuclear Project would be 55%. This potential loss could arise due to the Fluor defendants seeking indemnification from SCE&G in the case described in the next paragraph.

On September 7, 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against SCE&G and Santee Cooper. The plaintiffs make claims for equitable indemnity, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the Pennington case. Plaintiffs seek recovery of damages for defense costs, attorneys' fees and expenses and any other relief the court deems proper.

Act 258 and S. 954

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. Various parties have been granted status as intervenor defendants, and during the third quarter the District Court denied their motions to dismiss. SCE&G’s motion for the issuance of a preliminary injunction was denied on August 5, 2018, which SCE&G appealed to the Court of Appeals. On September 21, 2018, the Court of Appeals denied SCE&G's motion for injunction pending appeal and also denied a motion to dismiss by intervenor defendants. At September 30, 2018, each of the lawsuit in the District Court and the appeal of the District Court's denial of a preliminary injunction was pending. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims and audit positions or assessments which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or other claims allegations or assessments which may arise, including any claims that may be asserted by or against Santee Cooper.

ITEM 1A. RISK FACTORS

The risk factors from the Registrants' combined Annual Report on Form 10-K for the year ended December 31, 2017, and Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, have been updated and are restated below in their entirety.

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

Dominion Energy and SCANA are not required to complete the merger until after the requisite authorizations, approvals, consents and/or permits are received from the FERC, NRC, SCPSC, NCUC and GPSC. Such approvals have been received from the FERC, NRC and GPSC. Any of the remaining relevant governmental entities may oppose the merger, fail to approve the merger, fail to make required findings in favor of the merger, or impose certain requirements or obligations as conditions for their consent, approval or findings or in connection with their review. Regulatory approvals of the merger or findings with respect to the merger may not be obtained on a timely basis or at all, and such approvals or findings may include conditions that could have an adverse effect on the Company or Consolidated SCE&G, and/or result in the termination of the merger. No assurance can be given that the necessary approvals or findings will be obtained or that any required conditions will not have an adverse effect on Dominion Energy following the merger. Notwithstanding the approval of the Merger Agreement by SCANA shareholders at a special meeting on July 31, 2018, Dominion Energy or SCANA may make decisions after the special meeting to waive a condition or approve certain actions required to obtain regulatory approvals or findings without seeking further approval of the SCANA shareholders.

Subject to the terms and conditions set forth in the Merger Agreement, the Merger Agreement requires Dominion Energy to accept conditions from regulators that could adversely impact Dominion Energy after the merger without either of Dominion Energy or SCANA having the right to refuse to close the merger on the basis of those regulatory conditions, except that Dominion Energy is generally not required, and SCANA is generally not permitted without Dominion Energy’s prior approval, to take any action or accept any condition that would be burdensome.

In addition, the Merger Agreement provides that Dominion Energy (but not SCANA) will have the right to refuse to complete the merger if, since the date of the Merger Agreement, any governmental entity shall have enacted any order, or there shall have been any change in law (including the BLRA and the other laws governing South Carolina public utilities), which imposes any material change to the terms, conditions or undertakings set forth in the Joint Petition, or any significant changes to the economic value of the Joint Petition, in each case as determined by Dominion Energy in good faith. The Merger Agreement further provides that Dominion Energy (but not SCANA) will have the right to refuse to complete the merger if there shall have occurred any substantive change in the BLRA or other laws governing South Carolina public utilities which has or would reasonably be expected to have an adverse effect on SCANA or any of its subsidiaries. One such law (Act 258) could affect the economic value of the Joint Petition. Act 258 also makes substantive changes to the BLRA and orders the SCPSC to temporarily reduce collections from rates previously approved by the SCPSC under the BLRA. SCE&G has filed a lawsuit in the District Court challenging the constitutionality of Act 258. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

Certain lawsuits and regulatory actions have been filed against SCANA and SCE&G, and several motions are currently pending, in connection with the abandonment of the Nuclear Project. If the relief requested in these matters (including a request for declaratory judgment that the BLRA is unconstitutional) is granted, Dominion Energy might not be obligated to complete the merger. Further, in testimony filed in connection with the Concurrent Dockets, a representative of Dominion Energy noted that there is currently pending litigation in the South Carolina state courts where the judge has indicated that he is considering issuing an order that would violate the "no change in law" provision of the Merger Agreement, and that if such an order were issued, the merger would be unable to close. See Claims and Litigation in Note 10 to the condensed consolidated financial statements in Part I, Item 1. Financial Statements for additional discussion regarding the constitutionality of the BLRA.

No assurance can be given that these risks will not materialize and either adversely impact Dominion Energy after the completion of the merger or, if the merger is terminated because the required authorizations, approvals, consents and/or permits are not obtained or received or Dominion Energy so elects because such conditions rise to the thresholds described above, adversely impact the results of operations, cash flows and financial conditions of the Company and Consolidated SCE&G.

Failure to complete the merger could negatively impact the stock price and the future business and financial results of SCANA.

If the merger is not completed, the ongoing business of the Company and Consolidated SCE&G may be adversely affected and the Company and Consolidated SCE&G could be subject to several risks, including the following:

•	the price of SCANA common stock may decline to the extent that the current market price reflects an expectation by the market that the merger will be completed;

•	obligations to pay certain costs relating to the merger, such as legal, accounting and financial advisory fees, among others;

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

In connection with the pending merger, some current or prospective customers or vendors of SCANA’s utilities may delay or defer decisions regarding their existing or proposed relationships with those utilities, which could negatively impact the operations, revenues, earnings, cash flows and expenses of the Company and Consolidated SCE&G, regardless of whether the merger is completed. Similarly, current and prospective employees of SCANA and its utilities may experience uncertainty about their future roles following the merger, which may adversely affect the ability of SCANA and its utilities to attract and retain key personnel during the pendency of the merger. In addition, due to operating covenants in the Merger Agreement or as a result of the regulatory and political uncertainties otherwise described herein, during the pendency of or following the merger, SCANA and its utilities may be unable to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing or other specified transactions or pursue actions that are not in the ordinary course of business, even if such actions would prove beneficial.

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

•	the stipulation agreement filed with the NCUC provides for a rate moratorium at PSNC Energy until November 1, 2021, with certain exceptions; and

•	performance shortfalls as a result of the diversion of Dominion Energy management’s attention caused by completing the merger and integrating SCANA’s utility businesses.

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

Following the announcement of the merger, multiple lawsuits were filed asserting claims relating to the merger. Purported class actions on behalf of SCANA shareholders have been filed in the Court of Common Pleas of the Counties of Lexington and Richland, South Carolina, respectively, and in the District Court against SCANA, the members of the SCANA board of directors, Dominion Energy and Sedona, and certain current and former officers of SCANA, alleging breaches of various fiduciary duties by the members of the SCANA board of directors in connection with the merger and alleging that SCANA, Dominion Energy and Sedona aided and abetted such alleged breaches. Plaintiffs also allege that SCANA, SCE&G and individual defendants violated or conspired to violate RICO. Among other remedies, the plaintiffs seek to enjoin the merger and rescind the Merger Agreement or to have the Merger Agreement amended to provide more favorable terms for plaintiffs, monetary damages, attorney's fees and such further relief as the court deems proper or, in certain cases, seeking compensatory and consequential damages.

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

On September 26, 2017, the South Carolina Office of Attorney General issued an opinion stating, among other things, that "as applied, portions of the BLRA are constitutionally suspect," including the abandonment provisions. Also on September 26, 2017, and in reliance on the opinion from the Office of Attorney General, the ORS filed the Request seeking an order from the SCPSC directing SCE&G to immediately suspend all revised rates collections from customers which were previously approved by the SCPSC pursuant to the authority of the BLRA. In the Request, the ORS noted the existence of an allegation that SCE&G failed to disclose information to the ORS that should have been disclosed and that would have appeared to provide a basis for challenging prior requests, and asserted that SCE&G should not be allowed to continue to benefit from nondisclosure. The ORS also asked for an order that, if the BLRA is found to be unconstitutional or the South Carolina General Assembly amends or revokes the BLRA, then SCE&G should make credits to future bills or refunds to customers for prior revised rates collections. On October 17, 2017, the ORS filed a motion with the SCPSC to amend the Request, in which motion the ORS asked the SCPSC to consider the most prudent manner by which SCE&G will enable its customers to realize the value of the monetized Toshiba Settlement payments and other payments made by Toshiba towards satisfaction of its obligations to SCE&G. See Claims and Litigation in Note 10 to the condensed consolidated financial statements and herein for additional discussion regarding the constitutionality of the BLRA.

On December 20, 2017, the SCPSC denied a motion by SCE&G to dismiss the Request and the SCPSC requested that the ORS carry out an inspection, audit and examination of SCE&G's revenue requirements to assist the SCPSC in determining whether SCE&G's present schedule of rates is fair and reasonable. Parties which have intervened in the Request or which filed a letter in support of it include the state's Governor, Office of Attorney General and Speaker of the House of Representatives, the Electric Cooperatives of South Carolina, Santee Cooper, the SCEUC, certain large industrial customers, and several environmental groups. On November 1, 2018, the SCPSC began hearing from the parties to the Concurrent Dockets regarding the merits of the Joint Petition and related issues. This schedule was established in response to legislation (Act 258 and S. 954) described below. SCE&G intends to continue vigorously contesting the Request, but cannot give any assurance as to the timing or outcome of this matter.

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

On June 27, 2018, the South Carolina General Assembly adopted Act 258, which became law June 28, 2018, to temporarily reduce the amount SCE&G can collect from customers under the BLRA related to the Nuclear Project. Act 258 requires the SCPSC to order a reduction in the portion of SCE&G's retail electric rates associated with the Nuclear Project from approximately 18% of the average residential electric customer’s bill to approximately 3.2%, or a reduction of approximately $31 million per month, retroactive to April 1, 2018. Absent an earlier ruling from the SCPSC, which could be issued only on the SCPSC’s own initiative, these lower rates are to be effective until the SCPSC renders a final decision on the merits of the Joint Petition. On July 2 and 3, 2018, the SCPSC issued orders implementing the temporary rate reduction required by Act 258, and the resulting new rates and retroactive credits required by Act 258 were put into effect in August 2018. In addition to the reduction of electric rates (which rates had been previously approved by the SCPSC), Act 258 alters various procedures previously applicable under the BLRA, including redefining the standard of care required by the BLRA and supplying definitions of key terms that would affect the evidence required to establish SCE&G’s ability to recover its costs associated with the Nuclear Project.

On June 29, 2018, SCE&G filed a lawsuit in the District Court challenging the constitutionality of Act 258 along with joint resolution S. 954, which became law on July 2, 2018. Among other things, S. 954 prohibits the SCPSC from holding a hearing on the merits of the Joint Petition before November 1, 2018, and requires it to issue an order on the merits of the Joint Petition by December 21, 2018. In the lawsuit, which was subsequently amended, SCE&G seeks a declaration that the new laws are unconstitutional and asks the court to issue an injunction prohibiting the SCPSC from implementing Act 258. Various parties have been granted status as intervenor defendants, and during the third quarter the District Court denied their motions to dismiss. SCE&G’s motion for the issuance of a preliminary injunction was denied on August 5, 2018, which SCE&G appealed to the Court of Appeals. On September 21, 2018, the Court of Appeals denied SCE&G's motion for an injunction pending appeal and also denied a motion to dismiss by intervenor defendants. At September 30, 2018, each of the lawsuit in the District Court and the appeal of the District Court's denial of a preliminary injunction was pending. The Company and Consolidated SCE&G cannot predict the timing or outcome of this matter. Dominion Energy and Sedona may not be obligated to complete the pending merger with SCANA because Act 258 remains in effect and is being implemented.

In 2017, SCE&G recorded a pre-tax impairment loss of $1.118 billion related to unrecovered nuclear project costs and other related costs. In the first quarter of 2018, SCE&G recorded an additional pre-tax impairment loss of $3.6 million related to the fair value of nuclear fuel. These impairment losses have had the effect of increasing the Company's and Consolidated SCE&G's ratio of debt to total capitalization. If the SCPSC were to rule in favor of the ORS in response to the Request that SCE&G suspend collections from customers of amounts previously authorized under the BLRA, or were other actions of the SCPSC or others taken in order to significantly restrict SCE&G’s access to revenues or impose additional adverse refund obligations on SCE&G, the Company’s and Consolidated SCE&G's assessments regarding the recoverability of all or a portion of the remaining balance of unrecovered Nuclear Project costs would be adversely impacted. Resulting additional pre-tax impairment losses and other charges could total approximately $5.0 billion. Also, the recognition of significant additional impairment losses with respect to unrecovered Nuclear Project or other related costs could further increase the Company’s and Consolidated SCE&G’s ratio of debt to total capitalization to a level which could constitute a default under their credit facilities. If such a default occurred, the Company and Consolidated SCE&G would be unable to borrow under their commercial paper programs or, absent a waiver from lenders, under their credit facilities. Borrowing costs for long-term debt issuances and access to capital markets could also be negatively impacted.

In addition to the matters above, in the Joint Petition, the Company and Consolidated SCE&G proposed to remove from BLRA capital costs their investment in transmission assets that have been or will be placed in service and have not been abandoned. As of September 30, 2018, such investment in these assets total approximately $376 million (approximately $365 million within utility plant, net and approximately $11 million within regulatory assets, which amount represents certain deferred operating costs). The Company and Consolidated SCE&G believe that this investment represents assets that are or will be used to provide electric service to customers and that a recovery of and a reasonable return on the investment should be provided in future rates. During the hearing on the Concurrent Dockets, the SCPSC will consider a request by the ORS to allow the Company and Consolidated SCE&G to defer certain operating costs related to the investment and that a decision on the recovery of this investment, including operating costs deferrals, be addressed in a future rate proceeding. If the SCPSC were to disallow recovery of or a reasonable return on all or a portion of this investment, an impairment charge related to these assets totaling as much as approximately $376 million may be required.

The ability of SCE&G to recover its costs related to the construction and subsequent abandonment of the Nuclear Project, and a reasonable return on them, through rates will be subject to review and approval by the SCPSC. An application under the abandonment provisions of the BLRA, and the regulatory process contemplated thereby, have never been pursued or legally challenged. As a result, and in light of recently enacted legislation such as Act 258 and S. 954, the contentious nature of activities involving the General Assembly and other officials, and the Request being considered by the SCPSC, it is uncertain whether SCE&G will be able to successfully recover the costs of the abandoned units, and a reasonable return on them. On November 1, 2018, the SCPSC began hearing from the parties to the Concurrent Dockets regarding the merits of the Joint Petition and related issues. In any case, appeals of any ruling by the SCPSC in a contested matter which is not resolved through settlement by all involved parties could be protracted. Further, should the regulatory construct in South Carolina change in such a manner that recovery is sought through other legal proceedings or through regulatory proceedings outside the provisions of the BLRA, such as in a general rate case, other uncertainties may arise, such as those highlighted with respect to the Merger Agreement.

Further downgrades in the credit ratings of SCANA or any of SCANA’s subsidiaries, including SCE&G, could negatively affect our ability to access capital and to operate our businesses, thereby adversely affecting results of operations, cash flows and financial condition.

Various rating agencies currently rate SCE&G’s senior secured debt and the senior unsecured debt of PSNC Energy as investment grade, and each of the rating agencies currently rate SCANA’s senior unsecured debt as below investment grade. In addition, rating agencies maintain ratings on the short- and long-term debt of SCANA, SCE&G and PSNC Energy and the short-term debt of Fuel Company (which ratings are based upon the guarantee of SCE&G). Rating agencies consider qualitative and quantitative factors when assessing SCANA and its rated operating companies’ credit ratings, including regulatory environment, capital structure and the ability to meet liquidity requirements.

In the first quarter of 2017, the rating agencies placed SCANA and SCE&G’s credit ratings on negative outlook or watch status due to adverse developments relating to the WEC bankruptcy. In the third quarter of 2017, two agencies lowered their ratings for SCANA and its rated subsidiaries, citing a decline in the regulatory environment as a principal reason for the downgrades, and both agencies maintained their negative outlook. On January 3, 2018, after SCANA announced a proposed merger with Dominion Energy, each of the three agencies affirmed or reported no change to their respective credit ratings, and one agency revised its rating outlook for SCANA and its rated operating companies from negative to evolving. However, on January 31, 2018, the South Carolina House of Representatives overwhelmingly approved a bill (which later would become Act 258) designed to temporarily repeal rates SCE&G collects under the BLRA. As a result, on February 5, 2018, one agency downgraded its ratings for SCANA and SCE&G, and attributed the downgrade to the passage of this bill and the politically charged environment that is expected to weigh heavily on any decisions by the SCPSC related to SCE&G's electric rates. After Act 258 became law, on July 2 and 3, 2018, the agencies affirmed their ratings; however, one agency changed its outlook from review to negative. On August 8 and 9, 2018, two agencies downgraded their respective ratings for SCANA, SCE&G and PSNC Energy, citing the August 5, 2018, denial by the District Court of SCE&G's motion for a preliminary injunction to prevent the implementation of Act 258. As a result, all of the ratings for SCANA, SCE&G and PSNC Energy have either a negative or evolving outlook, indicating that the ratings are being scrutinized for possible rating actions either currently or dependent on the outcome of uncertain future events.

Any actions taken by or anticipated to be taken by regulators, legislators or a court in any matter of litigation that are viewed as adverse, including a further change to or repeal of the BLRA (or adverse finding as to its constitutionality) or a requirement that SCE&G make additional credits to future bills or refunds to customers or any requirement that SCE&G make such credits or refunds in the absence of the merger being consummated, or deterioration of our rated companies’ commonly monitored financial credit metrics and additional adverse developments with respect to the Nuclear Project, could further negatively affect their debt ratings. If these rating agencies were to further lower any of these ratings, borrowing costs on new issuances of long-term debt and commercial paper would increase, which could adversely impact financial results, and refinancing opportunities would be limited or eliminated to the extent that the potential pool of investors and funding sources decreased. Any further lowering of these ratings could also trigger higher interest costs as well as more stringent collateral requirements or additional deposits or credit support on interest rate and commodity hedges and under gas supply agreements and a reduction in the availability of suppliers.

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

On October 15, 2018, in an email to counsel of record in the customer class action, the state court judge provided instructions to counsel for the State of South Carolina and the plaintiffs to submit proposed orders to him.  Those instructions directed the attorneys to include language in the proposed orders stating, among other things, that the BLRA violates the hearing requirement of the procedural due process provisions Article I, Section 22 of the South Carolina Constitution.  The proposed orders have been submitted to the judge by those attorneys, and SCANA and SCE&G have provided the judge with comments to various portions of the proposed orders.  In a later email to counsel dated October 22, 2018, the judge indicated that he was still considering his analysis of the applicable law, and he sought further input from all parties.  The judge made clear that his emails were not binding judicial orders but merely an indication of how the judge was then considering the matters he had taken under advisement. The judge has not yet entered an official, binding order, and he has not indicated when he intends to do so. The judge’s emails do not indicate what, if any, remedy is available to the customer class action plaintiffs should he enter an order finding that the BLRA offers insufficient due process to meet the hearing requirement of Article I, Section 22 of the South Carolina Constitution.  SCANA and SCE&G will evaluate the court’s order when it is entered and, if it is adverse to SCANA and SCE&G, will determine whether to seek reconsideration or appeal.

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

Lawsuits seeking class action status have also been filed on behalf of investors and shareholder derivative actions have been filed in the Court of Common Pleas in the Counties of Lexington and Richland, South Carolina, against SCANA, its CEO and directors, Dominion Energy and Sedona. Following removal of certain of these class action lawsuits and shareholder derivative actions from state courts to federal court and their subsequent remand, Dominion Energy has filed appeals of the decisions to remand to the Court of Appeals, where the appeals have been consolidated and remain pending.

On July 13, 2018, SCANA’s Board of Directors elected two new, independent directors and exercised its right under South Carolina corporate law to form an SLC comprised solely of these newly elected members to investigate the Derivative Litigation and to determine SCANA’s best interests with respect to these actions. On July 24, 2018, SCANA, acting at the direction of the SLC, filed a motion to stay all federal court proceedings in the Derivative Litigation (In Re SCANA Corporation Derivative Litigation) to allow time for the SLC to conduct an independent investigation into the facts and circumstances giving rise to the Derivative Litigation, and to determine what course of action is in the best interests of SCANA and its shareholders with respect to the Derivative Litigation (e.g., prosecution of the claims in the name of SCANA, seeking dismissal of some or all of the claims, or taking other remedial actions). On October 31, 2018, the court denied the motion to stay with leave to refile after the SCPSC decision on the merger among Dominion Energy, Sedona and SCANA.

On July 17, 2018, a case filed in the District Court styled Pennington et al. v. SCANA, Fluor Corporation and Fluor Enterprises was certified as a class action on behalf of persons who were formerly employed at the Nuclear Project. The plaintiffs allege, among other things, that the defendants violated the WARN Act in connection with the decision to stop construction on the Nuclear Project. The plaintiffs allege that the defendants failed to provide adequate advance written notice of their terminations of employment. While SCANA and SCE&G intend to contest this case, it is reasonably possible that a loss estimated to be as much as $75 million could be incurred, of which SCE&G's proportionate share as a co-owner of the Nuclear Project would be 55%. This potential loss could arise due to the Fluor defendants seeking indemnification from SCE&G in the case described in the next paragraph.

On September 7, 2018, a case was filed in the State Court of Common Pleas in Fairfield County, South Carolina by Fluor Enterprises, Inc. and Fluor Daniel Maintenance Services, Inc. against SCE&G and Santee Cooper. The plaintiffs make claims for equitable indemnity, breach of contract and promissory estoppel arising from, among other things, the defendants' alleged failure and refusal to defend and indemnify the Fluor defendants in the Pennington case. Plaintiffs seek recovery of damages for defense costs, attorneys' fees and expenses and any other relief the court deems proper.

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

The DOR has initiated an audit of SCE&G's sales and use tax returns for the periods September 1, 2008 through December 31, 2017. The DOR's position is that the exemption for sales and use tax for purchases related to the Nuclear Project should not apply because Unit 2 and Unit 3 will not be placed into service and no electricity will be manufactured for sale. On June 1, 2018, SCE&G received from the DOR a notice of proposed assessment arising from that audit of approximately $410 million, plus interest. SCE&G has filed a protest of the proposed assessment.

While the Company and Consolidated SCE&G intend to vigorously contest the lawsuits, claims, and audit positions or assessments which have been filed or initiated against them, they cannot predict the timing or outcome of these matters or other claims, allegations or assessments which may arise, including any claims that may be asserted by or against Santee Cooper in addition to claims made by Santee Cooper in connection with the Joint Petition, and it is possible that adverse outcomes from some of these matters would not be covered by insurance. A resolution adverse to the Company and Consolidated SCE&G could adversely affect results of operations, cash flows and financial condition.

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

The Company and Consolidated SCE&G are subject to extensive federal, state and local environmental laws and regulations, including those relating to water quality and air emissions (such as reducing NOX, SO2, mercury and particulate matter). Some form of regulation is expected at the federal and state levels to impose regulatory requirements specifically directed at reducing GHG emissions from fossil fuel-fired electric generating units. On August 3, 2015, the EPA issued a revised standard for new power plants by re-proposing NSPS under the CAA for emissions of CO2 from newly constructed fossil fuel-fired units. No new coal-fired plants could be constructed without partial carbon capture and sequestration capabilities. The Company and Consolidated SCE&G do not plan to construct new coal-fired units in the foreseeable future. In addition, on August 3, 2015, the EPA issued its final rule on emission guidelines for states to follow in developing plans to address GHG emissions from existing units. On October 10, 2017, the Administrator of the EPA signed a notice proposing to repeal the rule on the grounds that it exceeds the EPA's statutory authority. On August 21, 2018, the EPA proposed a replacement rule to the CPP, known as the ACE rule, which will establish guidelines for states to develop plans to address GHG emissions from existing coal-fired power plants. However, a number of bills have been introduced in Congress that seek to require GHG emissions reductions from fossil fuel-fired electric generation facilities, natural gas facilities and other sectors of the economy, although none has yet been enacted. In April 2012, the EPA issued the finalized MATS for power plants that requires reduced emissions from new and existing coal and oil-fired electric utility steam generating facilities. The EPA's rule for cooling water intake structures to meet the best technology available became effective in October 2014, and the EPA also issued a final rule in December 2014 regarding the handling of coal ash and other combustion by-products produced by power plant operations. Furthermore, the EPA finalized new standards under the CWA governing effluent limitation guidelines for electric generating units in September 2015. The rule setting forth these new standards has been stayed administratively, and the EPA has begun a new rulemaking process that could take until 2020 before revisions to the effluent limitation guidelines for electric generating units is complete.

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

The Company and Consolidated SCE&G are subject to extensive rate regulation which could adversely affect operations. Large capital projects (including the abandonment of Unit 2 and Unit 3 as previously described), results of DSM Programs, results of DER programs, and/or increases in operating costs may lead to requests for regulatory relief and any related administrative or legislative action, decision, regulation or law affecting rates, such as rate increases, which may be denied, in whole or part, by rate regulators. Rate increases may also result in reductions in customer usage of electricity or gas, legislative action and lawsuits. Additionally, in 2018 certain state legislative proposals became law (Act 258 and S. 954) which could lead to adverse impacts on SCE&G’s rate recovery with respect to the Nuclear Project. Furthermore, there can be no assurance that other legislation which might further modify or repeal the BLRA in a manner which would adversely impact SCE&G’s rate recovery, including its reasonable return on costs, with respect to its abandonment of Unit 2 and Unit 3 will not be proposed and passed. Any such action, particularly Act 258 remaining in effect, could also result in a failure to consummate the merger.

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

For each of the quarters ended June 30, 2018, September 30, 2018, and December 31, 2018, our board of directors declared a dividend that is reduced by approximately 80% from the dividend paid to our shareholders for the quarter ended March 31, 2018. The reduction corresponds to the portion of dividend attributable to SCE&G's electric operations and serves to partially mitigate the liquidity impacts arising from the reduced revenues resulting from the implementation of Act 258. Any determination to pay dividends to holders of our common stock in the future, as well as the amount of any dividend, are subject to approval by our board of directors, and will depend upon many factors, including those described above and other factors that our board of directors deems relevant. Any further or sustained reduction in our payment of dividends in the future may result in a decline in the value of our common stock. Such a decline in value could limit our ability to raise debt and equity capital.

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

A significant portion of our workforce will be eligible for retirement during the next few years. Uncertainties related to regulatory, legislative and legal proceedings, as well as the proposed merger, also weigh significantly on the employment considerations made by current and prospective employees, and some workforce attrition has occurred. We must attract, retain and develop executive officers and other professional, technical and craft employees with the skills and experience necessary to successfully manage, operate and grow our businesses. Competition for these employees is high, and in some cases we must compete for these employees on a regional or national basis. We may be unable to attract and retain these personnel. Further, the Company’s or Consolidated SCE&G’s ability to construct or maintain generation or other assets requires the availability of suitable skilled contractor personnel. We may be unable to obtain appropriate contractor personnel at the times and places needed. Labor disputes with employees or contractors covered by collective bargaining agreements also could adversely affect implementation of our strategic plan and our operational and financial performance. Furthermore, increased medical benefit costs of employees and retirees could adversely affect the results of operations of the Company and Consolidated SCE&G. Medical costs in this country have risen significantly over the past number of years and are expected to continue to increase at unpredictable rates. Such increases, unless satisfactorily managed by the Company and Consolidated SCE&G, could adversely affect results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SCANA:

The following table provides information about purchases by or on behalf of SCANA or any affiliated purchaser (as defined in Rule 10b-18(a)(3) under the Securities Exchange Act of 1934, as amended (Exchange Act)) of shares or other units of any class of SCANA's equity securities that are registered pursuant to Section 12 of the Exchange Act:

Issuer Purchases of Equity Securities
	(a)	(b)	(c)	(d)
Period	Total number of shares (or units) purchased	Average price paid per share (or unit)	Total number of shares (or units) purchased as part of publicly announced plans or programs	Maximum number (or approximate dollar value) of shares (or units) that may yet be purchased under the plans or programs
July 1 - 31	9,544	$39.53	9,544
August 1 - 31	—	—	—
September 1 - 30	—	—	—
Total	9,544		9,544	*

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

SCANA CORPORATION
SOUTH CAROLINA ELECTRIC & GAS COMPANY
(Registrants)

By:	/s/James E. Swan, IV
Date: November 2, 2018	James E. Swan, IV
Vice President and Controller
(Principal accounting officer)